Form 10-Q
period 2000-01-28
VA LINUX SYSTEMS INC
filed 2000-03-13
CIK 1096199

================================================================================


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 28, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        Commission File Number: 000-28369


                             VA LINUX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     77-0399299
            --------                                     ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                1382 BORDEAUX DRIVE, SUNNYVALE, CALIFORNIA 94089
                ------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (408) 542-8600
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Class                      Outstanding at February 29, 2000
   Common Stock, $0.001 par value                        41,385,986

================================================================================

                             VA Linux Systems, Inc.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION                                             3

Item 1.   Financial Statements                                              3

          Condensed Balance Sheets at January 28, 2000 and
          July 31, 1999                                                     3

          Condensed Statements of Operations for the three and
          six months ended January 28, 2000 and January 31, 1999            4

          Condensed Statements of Cash Flows for the six months
          ended January 28, 2000 and January 31, 1999                       5

          Notes to Condensed Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                      28


PART II.  OTHER INFORMATION                                              II-1

Item 2.   Changes in Securities and Use of Proceeds                      II-1

Item 4.   Submission of Matters to a Vote of Security Holders            II-1

Item 6.   Exhibits and Reports on Form 8-K                               II-2

Signatures                                                               II-3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VA LINUX SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                     JANUARY 28,       JULY 31,
                                                        2000             1999
                                                     -----------       --------
                                                     (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                           $ 148,510        $ 18,653
  Accounts receivable, net                               11,537           4,033
  Inventories                                                --           1,971
  Prepaid expenses and other assets                       1,470             381
                                                      ---------        --------
    Total current assets                                161,517          25,038
Property and equipment, net                               2,931           1,759
Other assets                                                807             798
                                                      ---------        --------
                                                      $ 165,255        $ 27,595
                                                      =========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of loans and notes payable          $     563        $    759
  Accounts payable                                        9,629           6,243
  Accrued warranty                                          607             239
  Accrued liabilities and other                           3,737           1,567
                                                      ---------        --------
    Total current liabilities                            14,536           8,808
                                                      ---------        --------
Loans and notes payable, net of current portion             575             424
                                                      ---------        --------

Stockholders' equity:
  Convertible preferred stock                                --              19
  Common stock                                               41              15
  Additional paid-in capital                            219,956          45,461
  Stockholder note receivable                                --             (50)
  Deferred stock compensation                           (28,376)        (12,121)
  Accumulated deficit                                   (41,477)        (14,961)
                                                      ---------        --------
    Total stockholders' equity                          150,144          18,363
                                                      ---------        --------
                                                      $ 165,255        $ 27,595
                                                      =========        ========


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                              ---------------------------     --------------------------
                                              JANUARY 28,     JANUARY 31,     JANUARY 28,    JANUARY 31,
                                                 2000            1999            2000           1999
                                              -----------     -----------     -----------    -----------
Net revenues                                   $ 20,191        $  3,170        $ 35,039        $ 5,605
Cost of revenues                                 17,356           3,324          30,243          5,377
                                               --------        --------        --------        -------
  Gross margin                                    2,835            (154)          4,796            228

Operating expenses:
  Sales and marketing                             7,111             406          12,175            583
  Research and development                        2,431             216           5,205            264
  General and administrative                      1,658             654           3,154            790
  Amortization of deferred stock
    compensation                                  4,258             371           7,113            489
                                               --------        --------        --------        -------
      Total operating expenses                   15,458           1,647          27,647          2,126
                                               --------        --------        --------        -------
Loss from operations                            (12,623)         (1,801)        (22,851)        (1,898)
Interest and other income (expense), net          1,062             (14)          1,235            (14)
                                               --------        --------        --------        -------
Net loss                                        (11,561)         (1,815)        (21,616)        (1,912)
                                               ========        ========        ========        =======
Dividend related to convertible
  preferred stock                                    --              --          (4,900)            --
                                               --------        --------        --------        -------
Net loss attributable to common
  stockholders                                 $(11,561)       $ (1,815)       $(26,516)       $(1,912)
                                               ========        ========        ========        =======

Basic and diluted net loss per share           $  (0.50)       $  (0.57)       $  (1.73)       $ (0.46)
Pro forma basic net loss per share             $  (0.36)       $  (0.15)       $  (0.90)       $ (0.23)

Weighted-average shares
  outstanding:
Basic and diluted                                23,325           3,203          15,372          4,152
Pro forma basic                                  32,300          11,827          29,412          8,464


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            SIX MONTHS ENDED
                                                       ---------------------------
                                                       JANUARY 28,     JANUARY 31,
                                                          2000            1999
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (21,616)       $(1,912)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                             537            110
    Loss on disposal of assets                                177             84
    Amortization of deferred stock compensation             7,113            489
    Non-cash compensation expense                           1,434              5
    Changes in assets and liabilities:
      Accounts receivable                                  (7,504)          (610)
      Inventories                                           1,971              7
      Prepaid expenses and other assets                    (1,162)           (26)
      Accounts payable                                      3,386          1,207
      Accrued liabilities and other                         2,172            208
      Accrued warranty                                        368            (72)
                                                        ---------        -------
        Net cash used in operating activities             (13,124)          (510)
                                                        ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (1,763)          (447)
                                                        ---------        -------
        Net cash used in investing activities              (1,763)          (447)
                                                        ---------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loans and notes payable                         (45)          (275)
  Proceeds from stockholder note receivable                    50             --
  Proceeds from issuance of convertible preferred
    stock, net                                              4,834          3,885
  Proceeds from issuance of common stock, net             139,930             --
  Repurchase of common stock                                  (25)            --
                                                        ---------        -------
        Net cash provided by financing activities         144,744          3,610
                                                        ---------        -------

Net increase in cash and cash equivalents                 129,857          2,653
Cash and cash equivalents, beginning of period             18,653             62
                                                        ---------        -------
Cash and cash equivalents, end of period                $ 148,510        $ 2,715
                                                        =========        =======


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 28, 2000
                                  (UNAUDITED)


NOTE 1 - Basis of Presentation

        The condensed financial statements included herein have been prepared by VA Linux Systems, Inc. ("VA Linux"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of July 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. VA Linux believes the disclosures included in the unaudited condensed financial statements when read in conjunction with the financial statements and the notes thereto included in VA Linux's Registration Statement on Form S-1 declared effective by the Securities Exchange Commission on December 9, 1999 are adequate to make the information presented not misleading.

        The unaudited condensed financial statements included herein reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three and six months ended January 28, 2000 and January 31, 1999 are not necessarily indicative of the results that may be expected for future quarters or the year ending July 28, 2000.

NOTE 2 - Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Stock Split

        Effective October 1998 and March 1999, the Company completed a 2-for-1 and 3-for-2 split, respectively, of its common stock. A 2-for-1 split of the outstanding shares of common stock and Series B preferred stock and a 3-for-1 split of the outstanding shares of Series A preferred stock was approved by VA Linux's Board of Directors in October 1999. All share and per share information included in these financial statements have been retroactively adjusted to reflect these stock splits.

Inventories

        Inventories consisted of (in thousands):

                                     January 28,      July 31,
                                        2000            1999
                                     ----------       --------
        Raw materials                  $  --           $1,813
        Finished goods                    --              158
                                       -----           ------
        Total                          $  --           $1,971

        The inventory value as of January 28, 2000 was zero due to the sale, at cost, of material to the Company's contract manufacturer.

Revenue Recognition

        Product revenues from the sale of Linux-based servers and desktop computers are recognized upon shipment of goods. The Company does not grant to its customers any rights to return products. The Company provides allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized pro-rata over the term of the

                             VA LINUX SYSTEMS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 28, 2000
                                  (UNAUDITED)


related service agreement. Revenues from professional service contracts, including planning, deployment and installation, systems integration, performance analysis and security consulting of Linux-based solutions, are recognized as revenue upon project completion, or on the percentage completion of the project where cost can be reasonably estimated. For the three and six months ended January 28, 2000 and January 31, 1999, revenues from customer support services and professional service contracts have not been material.

Net Loss Per Share

        Basic and diluted net loss per share is calculated using the weighted-average number of common shares outstanding during the period.

        Pro forma basic net loss per share includes the conversion of the Company's convertible preferred stock using the if-converted method into an equivalent number of common shares as if the shares had been converted on the dates of issuance.

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                          ---------------------------     --------------------------
                                          JANUARY 28,     JANUARY 31,     JANUARY 28,    JANUARY 31,
                                             2000            1999            2000           1999
                                          -----------     -----------     -----------    -----------
                                                    (In thousands, except per share data)
Net loss attributable to common
  stockholders                             $(11,561)       $ (1,815)       $(26,516)       $(1,912)
                                           ========        ========        ========        =======

Basic and diluted net loss per share       $  (0.50)       $  (0.57)       $  (1.73)       $ (0.46)
Pro forma basic net loss per share         $  (0.36)       $  (0.15)       $  (0.90)       $ (0.23)

Weighted-average shares outstanding:
Basic and diluted                            23,325           3,203          15,372          4,152
Pro forma basic                              32,300          11,827          29,412          8,464


        Excluding deferred compensation of $4.3 million and other non-cash charges of $1.0 million and calculated on a pro forma basis, diluted net loss per share for the three months ended January 28, 2000 would have been ($0.20) compared to ($0.15) for the three months ended January 31, 1999. The non-recurring non-cash charges were associated with stock options issued for recruiting and marketing services incurred prior to our initial public offering.

Comprehensive Income (Loss)

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130 was adopted by the Company in 1998. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive income (loss) for the three and six months ended January 28, 2000 and January 31, 1999 equaled net income (loss).

Segment Reporting

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment, the provision of Linux-based products and services. The Company markets its products in the United States through its direct sales force. Revenues for the three and six months ended January 28, 2000 and January 31, 1999 were primarily generated from sales to end users in the United States.

Supplier Concentration

                             VA LINUX SYSTEMS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 28, 2000
                                  (UNAUDITED)


        The Company is dependent on a single contract manufacturer for substantially all of its manufacturing and supply chain management, including component procurement and inventory management. The contract manufacturer is also an investor in the Company. The inability of the manufacturer to fulfill the production requirements of the Company or make distributions of the Company's products on a timely basis could negatively impact future results. Although there are other contract manufacturers that could provide similar services, a change in the contract manufacturer could cause delays in manufacturing and distribution of the Company's products and possible loss of sales.

NOTE 3 - Initial Public Offering

        In December 1999, the Company completed an initial public offering of common stock that resulted in the issuance of 4,400,000 shares of common stock with an initial public offering price of $30.00 per share. Upon closing of the initial public offering, all of the outstanding shares of convertible preferred stock were automatically converted into 19,921,322 shares of common stock. In conjunction with the initial public offering, the underwriters exercised their option to purchase an additional 660,000 shares to cover the over-allotments of shares at the $30.00 per share offering price. The initial public offering raised approximately $141 million after underwriting fees and $139 million after all other direct costs.

NOTE 4 - Common Stock

        As of January 28, 2000 there were 41,385,986 shares of common stock issued and outstanding. This share number assumes the conversion of 19,921,322 outstanding shares of preferred stock into equal shares of common stock. The conversion was effectuated in December 1999 upon the closing of the Company's initial public offering. VA Linux is authorized to issue 250,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

NOTE 5 - Subsequent Events

        We have entered into an agreement and plan of reorganization with Andover.Net, Inc. ("Andover.Net") to acquire all of the outstanding shares of Andover.Net pursuant to a triangular merger with our wholly-owned subsidiary. This acquisition is subject to various closing conditions. We filed a copy of the definitive agreement related to this acquisition with the Securities and Exchange Commission on Form 8-K on February 14, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

        This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company including statements related to the growth of the Company's business, the performance of our contract manufacturer, Synnex. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the factors set forth in "Risk Factors," which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. VA Linux undertakes no obligation to update forward looking statements.

        The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 in this Quarterly Report and our registration statement on Form S-1 declared effective by the Securities Exchange Commission on December 9, 1999 with the SEC.

OVERVIEW

        We are a leading provider of complete Linux-based solutions, integrating systems, software and professional services. Our broad-based technical expertise in systems and software design, as well as our focus on the Linux operating system and related open source solutions, enables us to provide high-quality Linux systems designed for optimal performance, reliability and scalability.

        We were founded in January 1995, and grew very modestly until the end of fiscal 1998. Since July 31, 1998, however, we have experienced significant growth and have invested in hiring engineers with Linux expertise, growing our direct sales force to better penetrate the market for Linux products and marketing our brand. To further implement these strategies, we expanded our operations, customer support and administrative infrastructure. As a result, our employee base has grown from 15 at July 31, 1998 to 208 on January 28, 2000, and our operating expenses grew significantly. This rapid growth has placed significant demands on our management and operational resources. Since our inception, we have incurred significant losses. At January 28, 2000, we had an accumulated deficit of $41.5 million.

        Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. These risks for VA Linux include the emerging market for Linux products and our ability to successfully manage our growth. To address these risks, we must:

        -  develop and increase our customer base;

        - implement and successfully execute our business and marketing strategy;

        - continue to develop, introduce, market and sell new products and services;

        -  successfully respond to competitive developments; and

        -  attract, retain and motivate quality personnel.

        Net revenue in the second quarter of fiscal 2000 grew sequentially by 36.5% to $20.2 million compared to $14.8 million for the first quarter of fiscal 2000. The net revenue growth was based primarily on increased sales of our server products. To date, substantially all of our revenues have been derived from sales of systems and related customer support. Sales of our servers accounted for approximately 59% of our net revenues in fiscal 1999, approximately 88% in the quarter ended October 29, 1999 and 91% in the quarter ended January 28, 2000. While we expect sales of our desktop and storage products to increase, current and future generations of our server product families will continue to represent a significant majority of our net revenues through fiscal 2000.

        VA Linux has targeted the Internet market for strategic emphasis. This segment includes customers in the ISP, ASP, web caching and e-tailing businesses. In the second quarter of fiscal 2000, sales to customers in this segment represented

61% of our revenue. The scientific market is also an important market for us and represented 15% of our revenue. We expect that these two market segments will continue to be the central focus of our sales efforts.

        We recognize revenues from product sales upon shipment. We do not grant any rights to our customers to return products. We also provide allowances for warranty costs at the time of shipment. Customer support fees are recognized ratably over the term of the service contract.

        We sell Linux expertise. This expertise is based upon our knowledge of Linux and other open source software and is delivered through sales and support of our hardware and through the delivery of professional services. Professional services were 1.5% of our net revenue for the three month period ending January 28, 2000 as compared to 0% of our net revenue for the three month period ending January 31, 1999.

        We believe that the computer industry is generally characterized by significant demand for professional services. In September 1999, we established our professional services organization to expand our existing customer service and support offerings to better address the demand for Linux expertise from our customers. This organization offers a number of services, including systems architecture and planning, deployment and installation, system integration, open source product implementation, performance analysis and security consulting services.

        Professional services revenues are recognized upon project completion, or by the percentage completion of a project where cost can be reasonably estimated. Any payments made prior to completion are recorded as deferred revenue.

        Prior to January 1999, we sold our products to customers primarily in response to telephone inquiries. During the third quarter of fiscal 1999, we began implementing our direct sales strategy. Our direct sales organization consists of field sales, telesales and sales support personnel. Although indirect sales have been insignificant to date, we may pursue selective channel opportunities to supplement our direct sales efforts. In addition, our valinux.com web site permits customers to configure and order products online, allowing us to more efficiently sell products and facilitate order processing. Substantially all of our sales were processed through this web site. We intend to continue to enhance our e-commerce solutions to foster closer relationships with our customers and improve the efficiency of our sales process.

        To date, substantially all of our sales have been in North America. We expect to launch sales and marketing efforts internationally during fiscal 2000, initially focusing on Europe. However, we expect international revenues to represent a relatively small percent of our revenues, if any, in fiscal 2000.

        We outsource virtually all of our manufacturing and supply chain management operations, including inventory management and component procurement, to Synnex, our contract manufacturer. We provide Synnex with five month rolling forecasts based on anticipated product orders. Synnex uses these forecasts to purchase components for our products. If we overestimate our component requirements, Synnex may have excess inventory, which would increase our costs. If we underestimate our component requirements, Synnex may have inadequate inventory, which could interrupt their manufacturing of our products and result in delays in system shipments. Any of these events could harm our business and results of operations. Our agreement with Synnex may be terminated for any reason at any time on delivery of 120 days advanced notice. A substantial majority of our cost of revenues currently consists of payments to Synnex. Cost of revenues also includes costs associated with our customer support and professional services. Customer support costs include payments made to DecisionOne, which provides call-center and onsite service functions to our customers. We expect revenues from professional services to carry a higher gross margin than our product revenues. We believe that future gross margin will primarily be affected by:

        -  changes in components and manufacturing costs;

        -  the volume and mix of products and services sold;

        -  new product introductions both by us and our competitors;

        -  changes in our pricing policies and those of our competitors;

        -  the size of customer orders; and

        -  the mix of domestic and international sales.

        Prior to October 1998, we operated as a small closely-held company. As such, we did not have the types of operational and financial controls normally implemented by growing enterprises. During the second half of fiscal 1999, we implemented or updated our operational and financial systems, procedures and controls, including the implementation of an enterprise resource planning system and an Internet-based ordering system. Our systems will continue to require additional modifications and improvements, and possibly new systems, to respond to future changes in our business. Implementation of these modifications and improvements or new systems could be disruptive to our business.

        In connection with the grant of stock options to employees during fiscal 1999 and the first six months of fiscal 2000, we recorded deferred stock compensation of $14.4 million and $23.4 million, respectively, representing the difference between the deemed fair market value of the common stock for accounting purposes and the exercise price of these options as of the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized on an accelerated basis over the vesting period of the applicable options, generally four years. We expensed $4.3 million and $7.1 million of deferred compensation during the three and six months ended January 28, 2000. Based on option grant activity through January 28, 2000, we expect to amortize deferred stock compensation of $9.2 million during the remaining six months of fiscal 2000.

RESULTS OF OPERATIONS

        The following table sets forth financial data for the periods indicated as a percentage of net revenue.

                                                        PERCENTAGE OF NET REVENUE
                                          -----------------------------------------------------
                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                          -------------------------   -------------------------
                                          JANUARY 28,   JANUARY 31,   JANUARY 28,   JANUARY 31,
                                             2000          1999          2000          1999
                                          -----------   -----------   -----------   -----------
Net revenues                                 100.0%        100.0%        100.0%        100.0%
Cost of revenues                              86.0         104.9          86.3          95.9
                                             -----         -----         -----         -----
  Gross margin                                14.0          (4.9)         13.7           4.1

Operating expenses:
  Sales and marketing                         35.2          12.8          34.7          10.4
  Research and development                    12.0           6.8          14.9           4.7
  General and administrative                   8.2          20.6           9.0          14.1
  Amortization of deferred stock
    compensation                              21.1          11.7          20.3           8.7
                                             -----         -----         -----         -----
      Total operating expenses                76.5          51.9          78.9          37.9
                                             -----         -----         -----         -----
Loss from operations                         (62.5)        (56.8)        (65.2)        (33.8)
Interest and other income (expense),
  net                                          5.3          (0.4)          3.5          (0.2)
                                             -----         -----         -----         -----
Net loss                                     (57.2)        (57.2)        (61.7)        (34.0)
                                             =====         =====         =====         =====
Dividend related to convertible
  preferred stock                               --            --         (14.0)           --
                                             -----         -----         -----         -----
Net loss attributable to common
  stockholders                               (57.2%)       (57.2%)       (75.7%)       (34.0%)
                                             =====         =====         =====         =====


THREE AND SIX MONTHS ENDED JANUARY 28, 2000 AND JANUARY 31, 1999

NET REVENUES

        Net revenues for the three months ended January 28, 2000 grew to $20.2 million from $3.2 million for the three months ended January 31, 1999, which represents an increase of 537%. Net revenues increased by 525% to $35.0 million for the first six months in fiscal 2000 compared to $5.6 million for the first six months of fiscal 1999. Sales growth was primarily attributable to the strength of our server products designed for the Internet market and an increase in our customer base. Virtually all of our sales are to customers in the United States and Canada.

        For the first six months in fiscal 2000, our top ten customers accounted for approximately 38.5% of net revenues. For the same period in fiscal 1999, our top ten customers accounted for 21.3% of net revenues. Akamai Technologies, which represented 12.1% of net revenues, was the only customer to account for more than 10% of net revenues in the first six months of fiscal 2000. No other customer accounted for more than 10% of net revenues during any of the periods presented.

        In the three months ended January 28, 2000, professional services revenue contributed $0.3 million, representing 1.5% of total revenue, as compared to zero revenue for the three months ended January 31, 1999. For the six months ended January 28, 2000, revenue from professional services was $0.3 million, compared to zero revenue for the six months ended January 31, 1999.

COST OF REVENUES

        Cost of revenues increased to $17.4 million for the three months ended January 28, 2000, as compared to $3.3 million during the same period ended January 31, 1999. Cost of revenues for the first six months of fiscal 2000 increased to $30.2 million from $5.4 million for the same period of fiscal 1999. The gross margin percentage was 14.0% and 13.7% for the three months and six months, respectively, ended January 28, 2000, as compared to (4.9%) and 4.1% for the three months and six months, respectively, ended January 31, 1999. The improved margins were due to lower component costs as we benefited from our relationship with a different contract manufacturer, Synnex, and continued leverage of our manufacturing and customer support infrastructure as unit volumes increased. There was no significant contribution from professional services to gross margins during this fiscal quarter. We expect continued sequential improvement in our gross margins going forward due to increased revenues from our professional services, increased unit volumes which allow us to gain certain cost advantages, and the introduction of new products.

SALES AND MARKETING EXPENSES

        In absolute dollars, sales and marketing expenses increased to $7.1 million for the three months ended January 28, 2000 and $12.2 million for the first six months of fiscal 2000 from $0.4 million and $0.6 million, respectively, for the three months and six months ended January 31, 1999. For the second quarter and the first six months of fiscal 2000 the increase reflects expenses associated with sales growth, increased marketing infrastructure and branding activities, and non-recurring non-cash charges associated with stock options issued for recruiting and marketing services incurred prior to our initial public offering. Sales and marketing expenses were 35.2% of net revenues for the second quarter of fiscal 2000 and 34.7% of net revenues for the first six months of fiscal 2000, an increase of 22.4 percentage points and 24.3 percentage points, respectively, when compared to the same periods of fiscal 1999. The increase as a percentage of net revenues was due to the planned investment in infrastructure to support expected future growth. Excluding the one-time non-cash charges, sales and marketing expense would have been 30.3% of net revenues for the second quarter of fiscal 2000. We expect that sales and marketing expense will increase in absolute dollars in the future but is expected to decline as a percentage of net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist of payroll and related expenses for software and hardware engineers and cost of materials for prototyping and testing units. We expense all of our research and development costs as they are incurred. Research and development, as a percentage of net revenues, was 12.0% and 14.9%, respectively for the three month and six month periods ended January 28, 2000 and were 6.8% and 4.7% for the three month and six month periods ended January 31, 1999. In absolute dollars, R&D expenses increased to $2.4 million for the three months ended January 28, 2000 and $5.2 million for the first six months of fiscal 2000 from $0.2 million and $0.3 million for the three and six months ended January 31, 1999. The increase in both absolute dollars and as a percentage of net revenues was due to an increase in engineering personnel and spending for prototyping material for new product development. We believe that a significant level of investment in system design, open source software and other research and development initiatives is required to remain competitive. Accordingly, we expect research and development expenses to continue to increase in absolute dollars and as a percentage of net revenues in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, professional fees and costs associated with implementing and expanding our information systems. General and administrative expenses, as a percentage of net revenues, were 8.2% and 9.0% in the second quarter and first six months of fiscal 2000, a decrease of 12.4 percentage points and 5.1 percentage points when compared to the second quarter and first six months of the prior fiscal year. In absolute dollars, general and administrative expenses increased to $1.7 million for the three months ended January 28, 2000 and $3.2 million for the first six months of fiscal 2000 from $0.7 million and $0.8 million, respectively, for the three and six months ended January 31, 1999. The increase in absolute dollars was due to an increase in administrative personnel and the associated costs to support our increased operations. We intend to add personnel to expand our information infrastructure and to support our operation as a public company. As a result, we expect general and administrative expenses to increase in absolute dollars, but decrease as a percentage of net revenues in the future.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

        In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $4.3 million for the second quarter and $7.1 million for the first six months of fiscal 2000. We expensed $0.5 million of deferred stock compensation in the first six months of fiscal 1999. We expect to expense $4.6 million of deferred stock compensation in each of the next two quarters of fiscal 2000.

INTEREST AND OTHER INCOME (EXPENSE), NET

        Interest and other income (expense) net includes income from our cash investments net of other expenses. Net interest and other income (expense) of $1.1 million in the second quarter and $1.2 million in the first six months of fiscal 2000 increased from virtually zero when compared to the same periods in the prior year. The increase was due to an increase in interest income earned on proceeds from the issuance of common stock as a result of our initial public offering.

INCOME TAXES

        As of January 28, 2000, we had federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carryforwards expire at various dates through 2019 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carryforwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, our operations have been financed through private sales of convertible preferred stock and the sale of common stock in our initial public offering, and from cash flows from operations.

        At January 28, 2000, cash and cash equivalents were $148.5 million, as compared to $18.7 million at January 31, 1999. During the same period working capital increased to $147.0 million from $16.2 million. The increase in cash was partially due to proceeds from the sale of common stock in our initial public offering, partially offset by investments in working capital and capital expenditures to support operations growth.

        Cash used in operations of $13.1 million for the first six months of fiscal 2000 represented the net loss of $21.6 million, an increase in accounts receivable of $7.5 million, the add back of the amortization of deferred stock compensation expense of $7.1 million, an increase in accounts payable of $3.4 million, while partially offset by a decrease in inventory of $2.0 million. The increase in accounts receivable and accounts payable for the first six months of fiscal 2000 was principally due to the increase in sales, and the decrease in inventory was due to the sale of inventory to our contract manufacturer.

        Cash used in investing activities consisted of the purchase of $1.8 million in computer and facilities related assets.

        Cash from financing activities of $144.7 million for the first six months of fiscal 2000 was primarily from the sale of our common stock from our initial public offering in December 1999 and from the proceeds from the issuance of convertible preferred stock.

        Our future liquidity and capital requirements will depend upon numerous factors, including the costs associated with the expansion of our sales and marketing activities and product development efforts, continued establishment of our professional services group, the level and timing of product and service revenues, the amount of working capital required, possible future acquisitions, the level of fixed asset investment required, and available borrowings under our line of credit arrangements. We believe that the net proceeds from our initial public offering, together with our current cash and investment balances and any cash generated from current or future debt financing, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period, particularly if we elect to acquire complementary businesses or technologies. The factors described in this paragraph and other factors which may arise subsequently, will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financings, strategic relationships or other arrangements. We cannot assure you that additional funding, if needed, will be available on reasonable terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our inability to raise capital when needed could seriously harm our business.

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. SOP No. 98-1 was adopted by VA Linux in fiscal 1999. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

        In December 1998, the American Institute of Certified Public Accountants issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions," ("SOP No. 98-9"). SOP No. 98-9 amends SOP No. 97-2 and SOP No. 98-4 by extending the deferral of the application of certain provisions of SOP No. 97-2 amended by SOP No. 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP No. 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. VA Linux has not had significant software sales to date and management does not expect the adoption of SOP No. 98-9 to have a significant effect on the financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. VA Linux believes that its current revenue recognition policies comply with SAB 101.

YEAR 2000 COMPLIANCE

        Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. As a result, the networks which incorporate our products and our own internal networks could fail leading to disruptions in operations and our business activities.

        To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any in the future. To date, we have not experienced any year 2000 issues related to any of our key third party suppliers, vendors, customers or service providers nor do we expect to experience any in the future. Costs associated with remediating our internal systems have not been material to date.

                                  RISK FACTORS

                     RISKS RELATED TO OUR FINANCIAL RESULTS

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKES EVALUATING OUR BUSINESS PROSPECTS AND RESULTS OF OPERATIONS DIFFICULT.

        Our company was founded in January 1995. Since the second quarter of fiscal 1999, we have expanded our operations significantly. For example, we grew from 15 employees at July 31, 1998 to 208 employees at January 28, 2000, and only two members of our current management team were employed by us at the end of fiscal 1998. Furthermore, we participate in the Linux industry, which has only recently exhibited significant growth. You should consider the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving Linux products and services market. Some of the factors that may affect us include:

        - the evolving and unpredictable nature of our business given that we depend on open source software;

        - the uncertain rate of growth in usage and acceptance of the Linux operating system and related open source software;

        -  acquiring businesses and technologies;

        -  the uncertain demand for our products;

        - the need to expand our sales, professional services and customer support organizations;

        -  the need to expand our Internet operations;

        - increased competition in the Linux industry, particularly from larger, more established companies that are entering into the Linux market, as well as the competition we face from the manufacturers of computer systems that run proprietary operating systems like Microsoft Windows; and

        - our ability to attract and retain qualified management and professional services personnel.

        If we fail to address any of these risks or difficulties adequately, our business strategy may not be successful and our revenues may not grow and may decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We incurred losses of $26.5 million for the first six months of fiscal 2000 primarily due to expansion of our operations, and we had an accumulated deficit of $41.5 million as of January 28, 2000. We expect to continue to incur significant product development, sales and marketing and administrative expenses, particularly as a result of expanding our direct sales force. In addition, we are investing considerable resources in our professional services organization and our Internet operations. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it.

AS OUR BUSINESS MATURES, WE DO NOT EXPECT OUR NET REVENUES TO CONTINUE TO GROW AT THE SAME RATE AS THEY HAVE IN THE PAST.

        Although our net revenues have grown substantially in recent quarters, we do not expect our net revenues to grow at such a rapid rate in the future and they could decline. This growth rate reflects increases in customers and average order size, as well as the introduction of a new server model in the third quarter of fiscal 1999 and increased focus on professional services in the second quarter of fiscal 2000. As our business matures, it is unlikely that our net revenues will continue to grow at the same rate. We believe that our future growth rates will depend on the success of our sales and marketing efforts, which will require significant expenditures that we may not have sufficient resources to undertake, as well as the success of our professional services organization. In addition, increased competition and slower than anticipated growth in our market could also affect our revenue growth. If our net revenues do not increase at or above the rate analysts expect, the trading price for our common stock may decline.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND BECAUSE THE MARKET FOR LINUX-BASED SYSTEMS IS RAPIDLY EVOLVING, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

        You should not rely on the results of any past periods as an indication of our future net revenues or results of operations because our ability to accurately forecast our quarterly sales and revenues is made difficult by our limited operating history and the new and rapidly evolving market for Linux-based systems in general, and our products in particular. In addition, during fiscal 1999 and the first two quarters of fiscal 2000, we greatly increased our operating expenses. We do not know whether our business will grow rapidly enough to absorb these costs. As a result, we expect our quarterly operating results to fluctuate and they may be below expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

        Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. For more information about additional factors and our quarterly results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations."

OUR FUTURE NET REVENUES DEPEND ON CONTINUED SALES OF OUR SERVERS, AND OUR BUSINESS WILL SUFFER IF DEMAND FOR, OR REVENUES FROM, OUR SERVERS DECLINES.

        Historically, we have derived a large percentage of our net revenues from sales of our servers. Sales of our servers represented approximately 59% of our net revenues in fiscal 1999 and approximately 91% of our net revenues in the quarter ended January 28, 2000. We expect sales of these servers to continue to account for a substantial majority of our net revenues for the foreseeable future. Any factors adversely affecting the pricing of, or demand for, these servers, including increased competition or decreased market acceptance of Linux systems, could cause our net revenues to decline and our business to suffer.

OUR SUCCESS DEPENDS ON DEVELOPING NEW SYSTEMS THAT ACHIEVE MARKET ACCEPTANCE AND ON THE SUCCESS OF OUR PROFESSIONAL SERVICES ORGANIZATION.

        We develop systems that are optimized to run the Linux operating system, particularly for use in Internet-related applications. Developing new products that meet the needs of emerging market segments requires us to incur significant research and development expenses and commit substantial engineering resources. If we fail to introduce new products that address the needs of emerging market segments, or if our new systems do not achieve market acceptance, our future growth and profitability could suffer. Our success also depends on customers choosing our professional consulting services and support over those of our competitors, and our ability to attract and retain qualified personnel in the area of professional services. If customers do not select our services, or if we are unable to meet customer demand for such services, our revenues may not grow and may decline, and our business will be harmed.

FAILURE TO MAINTAIN OR INCREASE OUR GROSS MARGIN WILL HARM OUR RESULTS OF OPERATIONS.

        Our gross margin may be affected by decreases in the average selling prices of our systems or increased manufacturing costs. We have experienced fluctuations in the average selling prices of our products to date. We anticipate that as the market for Linux systems grows, the average unit price of our products will continue to fluctuate and may decrease. The average unit price of our products may also decrease in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset a decrease in the average selling prices of our existing products by developing and introducing products and services with higher margins or by reducing our product and manufacturing costs, our gross margins will suffer.

        To maintain or increase our gross margin, we also must continue to reduce the manufacturing cost of our products. Our products incorporate a significant number of commodity components and our gross margin will fluctuate as a result of changes in the cost of these components. Increases in our manufacturing costs, whether due to increased component costs or other factors, could seriously harm our business. For more information related to our costs associated with manufacturing, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations."

                 RISKS RELATED TO LINUX AND OPEN SOURCE SOFTWARE

IF THE LINUX OPERATING SYSTEM DOES NOT CONTINUE TO GAIN MARKET ACCEPTANCE, WE WOULD NOT BE ABLE TO SUSTAIN OUR REVENUE GROWTH AND OUR BUSINESS COULD FAIL.

        For the foreseeable future, we expect that substantially all of our revenues will be derived from sales of systems that run the Linux operating system and the provision of services and support for these systems. The Linux operating system has only recently gained broad market acceptance. This acceptance has been mostly limited to Internet infrastructure applications and scientific research environments. Our success depends on the continued and increased rate of adoption of Linux in these and other markets. If this does not occur, our business will suffer.

        Even if Linux is widely accepted, the Linux operating system is an open source software product, which users are licensed to freely copy, use, modify and distribute. Accordingly, anyone may download the Linux operating system and numerous related software applications from the Internet, or otherwise copy it, without cost, and run it on an existing Linux compatible product. Our success depends on customers purchasing new systems which integrate and are optimized to run the Linux operating system.

OUR ABILITY TO INTRODUCE NEW PRODUCTS OR PRODUCT ENHANCEMENTS WOULD BE IMPAIRED IF LINUX DEVELOPERS DO NOT CONTINUE TO ENHANCE THE CORE SOURCE CODE OF THE LINUX OPERATING SYSTEM AND DEVELOP LINUX-BASED APPLICATIONS.

        We may not be able to introduce new products or product enhancements on a timely basis unless efforts by Linux developers to expand the functionality of the Linux operating system continue and are successful. We cannot guarantee that these efforts will continue or be successful because the core of the Linux operating system, or the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. Mr. Torvalds is not our employee. If Mr. Torvalds and other third-party developers fail to further develop the Linux kernel or if the development community does not continue to improve the functionality of the operating system or introduce new open source software or software enhancements, our ability to market our existing and future Linux products would suffer. In this event, we may also be forced to rely to a greater extent on our own development efforts or the development efforts of third-party consultants, which would significantly increase our costs. Any failure on the part of the Linux kernel developers to further develop and enhance the Linux kernel could stifle the development of additional Linux-based applications for use with our products, which would harm our product sales.

IF ADDITIONAL SOFTWARE APPLICATIONS COMPATIBLE WITH LINUX ARE NOT DEVELOPED, THE MARKET FOR OUR PRODUCTS WILL NOT GROW, AND OUR PRODUCT SALES WILL BE HARMED.

        Our products are currently purchased primarily for Internet-related applications and by research facilities. For Linux, in general, and our products, in particular, to gain acceptance in mainstream business and consumer markets, more third-party software applications designed to operate on Linux-based operating systems must be introduced and achieve market acceptance. Many widely used applications, such as Microsoft Office, Intuit Quicken, Adobe PhotoShop and others, cannot run natively on Linux operating systems. Many available Linux applications, such as word processors, databases, accounting packages, spreadsheets, e-mail programs, Internet browsers, presentation and graphics software and personal productivity applications, have not achieved mainstream market acceptance. If third parties do not introduce more software applications designed to operate on the Linux operating system and achieve market acceptance, our products will not gain mainstream business and consumer acceptance, and we may not be able to maintain our product sales growth.

IF MULTIPLE AND INCOMPATIBLE DISTRIBUTIONS OF LINUX ACHIEVE SUFFICIENT MARKET ACCEPTANCE, OUR OPERATING EXPENSES COULD INCREASE AND DEMAND FOR OUR PRODUCTS COULD DECLINE.

        If multiple, incompatible versions of Linux are developed, customers may become less likely to purchase Linux products, and our sales would suffer. In addition, we may be required to offer and support more distributions of Linux, which would increase our operating expenses.

IF THE LINUX DEVELOPER COMMUNITY FAILS TO SUPPORT US OR REACTS NEGATIVELY TO OUR BUSINESS STRATEGY, OUR BUSINESS WILL BE HARMED.

        A majority of the software we include with our server products is developed and maintained by third parties in the open source software community. The third parties in the Linux developer community, upon whom we rely to develop and maintain a majority of our software, may not continue to support us, our product promotions or our corporate or operating decisions. If these third parties fail to support us for any reason, we would be forced to rely to a significantly greater extent on our own development efforts, which would require us to hire additional developers and increase our development expenses and could adversely impact product release schedules. In addition, negative reactions of third parties in the Linux developer community could harm our reputation, diminish our brand and result in lower net revenues.

                   RISKS RELATED TO OUR PRODUCT MANUFACTURING

WE RELY ON SYNNEX AS OUR SINGLE SOURCE CONTRACT MANUFACTURER. IF SYNNEX IS UNABLE TO MEET OUR MANUFACTURING NEEDS OR OUR RELATIONSHIP TERMINATES, WE MAY LOSE REVENUES AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

        We rely on Synnex Information Technologies, Inc. to produce substantially all of our products at its Fremont, California facility on a purchase order basis, and Synnex is our sole manufacturer. We currently do not have a long-term supply contract with Synnex.

        Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

        Because we currently do not have a long-term supply contract with Synnex, it is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We provide forecasts of our demand to Synnex up to five months prior to scheduled delivery of products to our customers. If we overestimate our requirements, Synnex may have excess inventory, which would increase our costs. If we underestimate our requirements, Synnex may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products.

SYNNEX DEPENDS ON SINGLE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        Synnex, our contract manufacturer, depends on single source suppliers for a number of key components for our products, such as industry standard processors, power supplies, custom printed circuit boards, chassis and sheet metal parts. It also depends on a limited number of sources to supply several other industry standard components. For fiscal 2000, Micro Energy is our single source for power supplies used in our FullOn model of server product. It would be difficult for us to identify another source of supply if this supplier were unable to meet our requirements for any reason. In addition, we do not have a long-term binding agreement with Micro Energy. For fiscal 2000, Network Engines, Inc. is our single source for our 1U product. We do not have an alternate source of supply if this supplier were unable to meet our requirements for any reason. In the past, Synnex has experienced, and may in the future experience, shortages of, or difficulties in, acquiring these components. If Synnex is unable to buy these components in adequate quantities at the times required, we may not be able to manufacture our products on a timely basis, which would harm our operating results. In addition, if Synnex is required to pay higher prices for these single or limited source components and we are required to pay higher prices for products, our gross margin would be harmed. Furthermore, overall market conditions affecting supply and pricing for key commodity components are known to fluctuate significantly at times, and increases in the costs of key components could harm our business.

IF WE EXPAND OUR MANUFACTURING OPERATIONS INTERNATIONALLY, WE WILL FACE ADDITIONAL RISKS, WHICH COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        To date, substantially all of our net revenues have been derived from sales of our products in North America. However, we intend to begin selling our products overseas during fiscal 2000, initially in Europe. We anticipate that as we expand our international sales, we will fulfill orders through international facilities operated by Synnex. We could experience difficulties and disruptions in the manufacture of our products while we transition some manufacturing operations to these new facilities. Our inability to scale manufacturing of our products in foreign facilities, and any manufacturing delays or disruptions that occur, could prevent us from increasing international sales and achieving the timely delivery of products to customers located in foreign jurisdictions. This could result in lost revenues and slower revenue growth. Additional risks associated with international manufacturing operations include:

        -  currency fluctuations;

        - the need to comply with regulatory requirements and unexpected changes in these requirements;

        - legal uncertainties regarding liability, tariffs and other trade barriers;

        -  greater incidence of shipping delays;

        -  limited oversight of manufacturing operations; and

        -  potential political and economic instability.

        Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

                RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

WE MAY NOT BE ABLE TO COMPETE WITH MORE ESTABLISHED COMPANIES.

        In the market for computer systems, we face significant competition from larger companies who market general-purpose computers and have greater financial resources, more established direct and indirect sales channels and greater name recognition than we do. These companies include Compaq Computer Corporation, Dell Computer Corporation, Fujitsu International Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. In most cases, these companies primarily sell systems that run proprietary operating systems, such as

Microsoft Windows and variants of UNIX, including Solaris. However, some of them, notably IBM, Compaq, Dell, and HP have announced and are implementing Linux-based computer businesses. These companies also have larger and more established service organizations to support these products and operating systems. These companies may be able to leverage their existing organizations, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, these companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. We also face competition in narrow, vertical markets from limited purpose computer vendors that offer products that are carefully tailored for specific applications which better address the needs of these customers. Furthermore, because Linux can be downloaded from the Internet for free or purchased at a nominal cost and modified and re-sold with few restrictions, traditional barriers to market entry are minimal. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues. We also may not be able to compete successfully with these current or potential competitors.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE AGAINST OTHER PROVIDERS OF LINUX-BASED COMPUTER PRODUCTS OR NEW MARKET ENTRANTS.

        Many large, general-purpose computer vendors, such as Compaq, Dell, Gateway, Hewlett-Packard and IBM, have recently introduced Linux-based systems. The systems offered by these companies may have greater functionality and lower prices than those we currently provide, making our systems less attractive to our customers. Even if the functionality of the standard features of these products is equivalent to ours, we face a substantial risk that a significant number of customers will choose not to purchase products from a less well-known vendor, regardless of the competitiveness of our solutions.

IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL BE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS. IN ADDITION, OUR PRODUCTS AND SERVICES ARE DEPENDENT UPON THE EFFORTS OF MEMBERS OF THE OPEN SOURCE COMMUNITY.

        For our business to succeed, we must effectively market our integrated system and service solution. If our service organization does not meet the needs or expectations of customers, we face an increased risk that customers will purchase systems from other integrated solution providers or purchase systems from one vendor and services from a Linux specialist.

        The quality of our products and services is dependent on the efforts and the expertise of members of the open source community. If we do not continue to work productively with these members, our ability to provide product enhancement and quality services will be harmed, which would harm our revenues and compromise our reputation in the open source community and with customers.

IF WE DO NOT INTRODUCE NEW PRODUCTS AND SERVICES IN A TIMELY MANNER, OUR PRODUCTS AND SERVICES WILL BECOME OBSOLETE, AND OUR OPERATING RESULTS WILL SUFFER.

        The computer systems market is characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

        Enterprise computing environments are inherently complex. As a result, we cannot accurately estimate the life cycles of our products. New products and product enhancements can require long development and testing periods, which requires us to hire and retain increasingly scarce, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and may experience similar delays in the future.

        Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. This process is made more challenging by the fact that much of the software development for our products is done by the open source community and we must work with a large number of developers who are not our employees in this process. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

IF WE FAIL TO RETAIN AND EXPAND OUR CUSTOMER BASE, OUR REVENUES COULD DECLINE SUBSTANTIALLY.

        We face competition from different sources, and we must compete effectively against other current and future competitors to retain and expand our customer base. We believe the principal factors on which we compete include:

        -  product functionality;

        -  quality and availability of professional services;

        -  quality of product and product support;

        -  total cost of ownership;

        -  system performance at different price points;

        -  reusability for multiple applications;

        -  sales and distribution efficiency; and

        -  brand name recognition.

        To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and grow our sales and professional services organizations. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues.

                  RISKS RELATED TO OUR PRODUCTS' DEPENDENCE ON
                 INTELLECTUAL PROPERTY AND OUR USE OF OUR BRAND

WE COULD BE PREVENTED FROM SELLING OR DEVELOPING OUR PRODUCTS IF THE GNU GENERAL PUBLIC LICENSE AND SIMILAR LICENSES UNDER WHICH THE OPERATING SYSTEM INCORPORATED INTO OUR PRODUCTS IS DEVELOPED AND LICENSED, ARE NOT ENFORCEABLE, OR ARE NOT EFFECTIVELY ENFORCED.

        The Linux kernel and the Linux operating system incorporated into our products have been developed and licensed under the GNU General Public License, and similar open source licenses. These licenses require that any software program licensed under them may be copied, used, modified and distributed freely, so long as all modifications are also freely made available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary. It is possible that a court would hold one or more of these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified, or distributed freely, would have the effect of preventing us from selling or developing our products, unless we are able to negotiate a license for the use of the software or replace the affected portions.

        It is possible that parties may refuse to comply with the terms of these licenses. One resulting risk is that entities with the legal right to enforce these licenses against non-complying parties might not be able to enforce these licenses effectively, because of a lack of financial resources or otherwise. Even with vigorous enforcement action, it is possible that a court would hold one or more of these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified, or distributed freely, would have the effect of preventing us from selling or developing our products, unless we are able to negotiate a license for the use of the software or replace the affected portions. In the event that we obtain this license, we would likely be required to make royalty payments with respect to sale of our products covered by the license. Any royalty payments would harm our operating results. We may not be able to obtain this license. In the event that we have to replace portions of the software code ourselves, which could be time consuming and result in higher development costs, our operating results would be harmed.

IF WE ARE PROHIBITED FROM USING THE LINUX TRADEMARK, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

        Like many other companies, we market Linux-based products, systems and services. We do not own the trademark to "Linux." The owner has consented to our use of the word Linux in our company name and in the title of our web sites. We believe that the continued efficacy and use of the "Linux" trademark is important to our business. If the "Linux" trademark is invalidated through a legal action, or we are no longer permitted to use it, our business could suffer. In addition, we cannot control the use of this trademark, and use by others may lead to confusion about the source, quality, reputation and dependability of Linux, which may harm our business.

OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM MISUSE BY THIRD PARTIES.

        Our collection of trademarks is important to our business. The protective steps we take or have taken may be inadequate to deter misappropriation of our trademark rights. We have filed applications for registration of some of our trademarks in the United States. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to protect our trademark rights adequately could damage our brand identity and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, ESPECIALLY BECAUSE OUR SYSTEMS INCORPORATE MANY DISTINCT SOFTWARE COMPONENTS DEVELOPED BY THOUSANDS OF INDEPENDENT THIRD PARTIES. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES.

        We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that most of the software code in our products is developed by independent parties over whom we exercise no supervision or control and who, themselves, might not have the same financial resources as us to pay damages to a successful litigant. For example, developers may incorporate code into the Linux operating system under the GPL without proper third party consents. In addition, these developers are unlikely to perform patent searches and may therefore unwittingly infringe third party patent rights. Although most of the software incorporated into our systems is open source, nothing in open source licenses can prevent current or future patent holders or other owners of intellectual property from suing us and others in seeking monetary damages or an injunction against shipment of our systems. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices. Any litigation, with or without merit, could be time consuming to defend, result in high litigation costs, divert our management's attention and resources, or cause product shipment delays. We also could be required to remove or replace infringing technology. We are not aware that the technology employed in our systems infringes any proprietary rights of third parties.

WE MAY NOT BE ABLE TO USE INTELLECTUAL PROPERTY TO PROTECT OURSELVES FROM COMPETITION.

        Our systems consist primarily of commodity hardware components in combination with the Linux operating system. While we have developed some proprietary techniques and expertise, most of our activities and systems are not protectable as proprietary intellectual property and may be used by competitors, harming our market share and product revenues. To protect our intellectual property, we generally enter into confidentiality or license agreements with our employees, consultants and corporate partners. We have also recently commenced a patent program and to date have filed one patent application. In general, however, we have taken only limited steps to protect our intellectual property. Accordingly, we may be unable to use intellectual property to prevent other companies from competing with us. In addition, we may be unable to prevent third parties from developing techniques that are similar or superior to our technology, or from designing around our copyrights, patents and trade secrets.

WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR INTERNET SITES.

        We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our Internet sites, whether written by us or third parties. These types of claims have been brought against online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects online services from some claims when the material is written by third parties, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. While no claims have been made against us to date, our business could be seriously harmed if one were asserted.

                      OTHER RISKS RELATED TO OUR BUSINESS

IF WE FAIL TO ADEQUATELY PROMOTE AND MAINTAIN OUR BRAND NAME OR ARE UNABLE TO CONTINUE USING "LINUX" AS PART OF OUR BRAND NAME, OUR PRODUCT SALES WOULD DECLINE, AND WE WOULD INCUR SIGNIFICANT COSTS TO PROMOTE A NEW BRAND NAME.

        We believe that we need a strong brand to compete successfully. In order to promote and maintain our brand identity and to attract and retain customers, we plan to increase our spending on advertising and promotions and to implement new marketing campaigns. These strategies may not be successful. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales could decline. Our business may also be harmed if we incur significant expenses in an attempt to promote and maintain our brand without a corresponding increase in revenues. Linus Torvalds owns the trademark to "Linux." Mr. Torvalds has consented to our use of the word Linux in our company name and in the title of our web sites. This consent may be revoked in the future, however, and we may no longer be able to use this trademark in our brand or in the title of our web sites. In this event, our product sales would decline, and we would incur significant costs to promote a new brand name, which takes time and may not be successful.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR DIRECT SALES OPERATIONS AND E-COMMERCE INITIATIVES, OUR SALES AND MARKET SHARE WILL NOT GROW.

        In order to increase market awareness and sales of our products, we will need to substantially expand our direct sales operations, both domestically and internationally. To date, we have relied primarily on our direct sales force to generate demand for our products. Many of our products require a sophisticated sales effort targeted at our prospective customers' information technology departments. Competition for qualified sales personnel is intense, and we might not be able to hire the quality and number of sales people we require. In addition, we have devoted significant resources to implementing e-commerce solutions, such as our valinux.com web site, that broaden our market reach and we intend to deploy more e-commerce solutions. If we fail to effectively expand our direct sales operations or strengthen our e-commerce initiatives, our growth will be limited.

OUR MANAGEMENT TEAM IS NEW AND, IF THEY ARE UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS COULD BE SERIOUSLY HARMED.

        Our business is highly dependent on the ability of our management team to work together effectively to meet the demands of our growth. We grew from 15 employees at July 31, 1998 to 208 employees at January 28, 2000. Only two members of our current management team were employed by us at the end of fiscal 1998. These individuals have not previously worked together as a management team and have had only limited experience managing a rapidly growing company on either a public or private basis. Our productivity and the quality of the products and services we render may be adversely affected if we do not integrate and train our new employees quickly and effectively.

EXPANDING OUR SERVICES BUSINESS WILL BE COSTLY AND MAY NOT RESULT IN ANY BENEFIT TO US.

        We believe that the expansion of both our business and the acceptance of Linux are dependent upon the availability of high quality professional services to assist customers in designing and implementing Linux-based systems. If we are unable to successfully provide these services, our revenues will not grow and we may lose customers seeking quality professional services. We have recently expanded our strategic focus to place additional emphasis on providing professional services, from which we have historically derived an insignificant amount of revenue. Our customers may not engage our professional services organization to render services such as architecture and planning, system integration, open source product implementation and security consulting services. We may not generate sufficient services revenues to offset the expenses of this organization. We may not attract or retain a sufficient number of the highly qualified service personnel we need to support the expansion of our professional services organization. This expansion has required, and will continue to require, significant additional expenses and resources. In addition, this expansion will place further strain on our management and operational resources.

IF WE ARE UNABLE TO HIRE AND RETAIN ADDITIONAL RESEARCH AND DEVELOPMENT, SUPPORT, SALES AND MARKETING STAFF WE WILL NOT HAVE SUFFICIENT RESOURCES TO COMPETE AND GROW OUR REVENUES.

        We intend to hire a significant number of additional research and development, support, sales and marketing and other personnel during fiscal 2000. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry and in the San Francisco Bay Area, as well as the other geographic markets in which we recruit, is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

ATTEMPTS TO EXPAND BY MEANS OF BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL AND MAY DISRUPT OUR OPERATIONS OR HARM OUR REVENUES.

        We have in the past, and may in the future, make investments in complementary companies, products or technologies or buy businesses, products or technologies in the future. In the event of any future purchases, we will face additional financial and operational risks, including:

        - difficulty in assimilating the operations, technology and personnel of acquired companies;

        - disruption in our business because of the allocation of resources to consummate these transactions and the diversion of management's attention from our core business;

        - difficulty in retaining key technical and managerial personnel from acquired companies;

        - dilution of our stockholders, if we issue equity to fund these transactions;

        -  assumption of operating losses, increased expenses and liabilities;

        - harm to our reputation, if the open source development community does not approve of these transactions;

        - our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions; and

        - we may experience one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets.

OUR PROPOSED ACQUISITION OF ANDOVER.NET MAY NOT RECEIVE GOVERNMENTAL CLEARANCE AND WE MAY NOT BE ABLE TO INTEGRATE THE TWO COMPANIES SUCCESSFULLY.

        If our acquisition of Andover.Net closes, achieving the anticipated benefits of our merger with Andover.Net will depend in part on the integration of the two businesses in an efficient manner, and there can be no assurance that this will occur. There are several conditions which must be satisfied before the acquisition can close, including that our registration statement on Form S-4 must be declared effective by the Securities and Exchange Commission and the acquisition must be cleared by the United States Federal Trade Commission or the Department of Justice. A successful combination of VA Linux and Andover.Net will require substantial effort. The difficulty of the integration may be increased by the geographical separation of the two companies and their employees. For example, we may not be able to retain key executives and employees of Andover.Net after the merger. Diversion of our management's attention from ongoing operations and any difficulties encountered in trying to close the acquisition and, subsequently, in the transition and integration process could have a material adverse effect on our revenues, expenses and operating results. There can be no assurance that we will realize any of the anticipated benefits of the merger.

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS TO MANAGE OUR EXPECTED GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR BUSINESS.

        Our ability to successfully offer our services and grow our business requires an effective planning and management process. Since we began operations, we have significantly increased the size of our operations. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. Our key personnel have limited experience managing this type of growth. In order to manage growth effectively, we will need to continue to implement or update our operational and financial systems, procedures and controls, including implementing an enterprise resource planning system and a web-based ordering system.

WE WILL FACE ADDITIONAL OPERATIONAL AND FINANCIAL RISKS AS WE EXPAND OUR INTERNATIONAL OPERATIONS, ANY ONE OF WHICH COULD HARM OUR INTERNATIONAL MARKET SHARE AND REVENUES.

        We plan to expand our international operations and enter new international markets. It will be costly to establish international facilities and operations, promote our brand internationally and develop localized web sites and other systems. In addition, we may be required to develop foreign language translations of software incorporated into our systems. Revenue from international sales may not offset the expense of establishing and maintaining these foreign operations. We have no previous experience with any of these matters. As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

        - we may have difficulty managing and administering a globally-dispersed business;

        - fluctuations in exchange rates may negatively affect our operating results;

        - we may encounter greater difficulty in collecting accounts receivable resulting in longer collection periods;

        - we may not be able to repatriate the earnings of our foreign operations;

        - we will have to comply with a wide variety of foreign laws and regulatory environments with which we are not familiar;

        - we may not be able to adequately protect our trademarks and other intellectual property overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

        - some or all of our domain names may already be in use in countries we expect to sell and/or establish operations;

        - we could face difficulty in building close relationships with international open source developers;

        - reductions in business activity during the summer months in Europe and certain other parts of the world could negatively impact the operating results of our foreign operations;

        - export controls could prevent us from shipping our products into and from some markets;

        - multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;

        - changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

        - economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM OUR PLANNED INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS.

        A key component of our growth strategy is to expand our presence in foreign markets. It will be costly to establish international facilities and operations, promote our brand internationally and develop localized web sites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

WE DEPEND ON THE CONTINUED SERVICES OF OUR FOUNDERS AND OTHER KEY ENGINEERING PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

        Our products and technologies are complex, and we are substantially dependent upon the continued services of our existing engineering personnel and executive management, especially Larry M. Augustin, our President and Chief Executive Officer. We do not have employment contracts with any of our key engineering personnel, so that the employment of any key engineer may be terminated "at will" by such individual. The loss of any, or a group of, our key engineering personnel, particularly to a competitor, could adversely affect our business, reduce our market share, slow our product development processes and diminish our brand identity. Additionally, members of the open source community are not our employees and have no obligation to perform services on our behalf.

OUR PRODUCTS MAY CONTAIN DEFECTS THAT COULD BE COSTLY TO CORRECT, DELAY MARKET ACCEPTANCE OF OUR PRODUCTS AND EXPOSE US TO LITIGATION.

        Despite testing by us and our customers, errors may be found in our products after commencement of commercial shipments. We buy almost all of our component hardware parts from third parties. These parts may fail, cause unexpected electrical or mechanical problems or otherwise not function properly. We have not achieved local regulatory compliance in all countries into which we expect to sell and/or establish operations. In addition, most of the software code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to correct them in a timely manner, if at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of products incorporating Linux-based operating systems and other open source products.

        Failures in our products could also cause system failures, including in critical business systems, for our customers who may assert warranty and other claims for substantial damages against us. Although our warranties typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not provide sufficient coverage to adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

OUR PRODUCT SALES AND REVENUE GROWTH DEPEND ON THE CONTINUED POPULARITY AND ACCEPTANCE OF THE INTERNET, WHICH MAY DECLINE IF NEW LAWS AND GOVERNMENT REGULATIONS SURROUNDING THE INTERNET ARE APPLIED.

        If the popularity and acceptance of the Internet as an effective medium of commerce does not continue to grow or declines, our product sales and revenue growth will be harmed. We are significantly dependent on the Internet to process the sale of our products. We also plan to deploy enhanced e-commerce applications to facilitate Internet-based ordering and tracking, and sales processing. New laws and government regulations surrounding the Internet, such as Internet taxation and consumer privacy laws, could result in a decline in the use or popularity of the Internet as a medium for commerce, which would harm our sales and revenue growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of January 28, 2000, all of our cash and cash equivalents were in money market and checking funds.

        We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 2(d): On December 14, 1999, we completed the sale of an aggregate of 5,060,000 shares of our common stock, par value $0.001 per share, at a price of $30.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-88687), which the United States Securities and Exchange Commission declared effective on December 9, 1999. Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Hambrecht & Quist LLC and Lehman Brothers, Inc. were the lead underwriters for the offering.

        Of the $151.8 million in aggregate proceeds we raised in the offering,
(i) $10.6 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $2.3 million was paid in connection with offering expenses, printing fees, filing fees, and legal fees. The legal fees included approximately $0.5 million paid to Wilson Sonsini, Goodrich & Rosati, Professional Corporation ("WSGR"), counsel to VA Linux. Judith M. O'Brien, a member of WSGR, is Secretary of VA Linux. There were no other direct or indirect payments to directors or officers of the Company or any other person or entity.

        In addition to funding operating losses since the completion of the offering, we expect to use the proceeds of the offering principally for general corporate purposes, including working capital and the funding of expected operating losses. We also expect to use a portion of the proceeds to pursue possible acquisitions of complementary businesses, technologies or products, including our proposed acquisition of Andover.Net. Pending such uses, the Company is investing the proceeds in short-term, interest-bearing, investment-grade securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the three months ended January 28, 2000, the following matters were submitted to the shareholders of VA Linux Systems, Inc., a California corporation ("VA California"). VA California merged into the Company on December 7, 1999 for the purpose of changing its state of incorporation to Delaware:

        1. On November 29, 1999, prior to the Company's initial public offering, the shareholders of VA California acting by written consent, approved (i) an amendment and restatement of the Company's 1998 Stock Plan to among other things
(a) increase the number of shares reserved for issuance thereunder by 4,000,000 shares, (b) provide for an automatic increase in the number of shares of Common Stock reserved for issuance thereunder in the amount of the lesser of 4,000,000 shares, 4.9% of the Company's outstanding capital stock or such lesser number of shares as the Company's Board of Directors may determine; (ii) the Company's 1999 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of Common Stock thereunder, with an automatic annual increase in number of shares of Common Stock reserved for issuance thereunder; (iii) the Company's 1999 Director Stock Option Plan and the reservation of 500,000 shares of Common Stock thereunder, with an automatic annual increase in number of shares of Common Stock reserved for issuance thereunder; and (iv) the reincorporation merger of VA California with and into its wholly-owned subsidiary VA Linux Systems, Inc., a Delaware corporation, with VA Linux Systems, Inc., a Delaware corporation the surviving corporation. Stockholders holding 99% of the shares (on an as if converted into Common Stock basis) outstanding at that time, consented to the foregoing.

        2. On November 22, 1999, prior to the Company's initial public offering, VA California, the Company's then sole stockholder, acting by written consent, approved (i) the amendment and restatement of the Company's Certificate of Incorporation and

(ii) the reincorporation merger of VA California with and into the Company with the Company as the surviving corporation.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        10.18  Consent by Linus Torvalds.

        27.1   Financial Data Schedule.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended January 28, 2000.

                             VA Linux Systems, Inc.

                                January 28, 2000



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      VA LINUX SYSTEMS, INC.


DATE:      March 13, 2000             BY: /s/  Larry M. Augustin
        -------------------               --------------------------------------
                                      Larry M. Augustin
                                      President and Chief Executive Officer


DATE:      March 13, 2000             BY: /s/  Todd B. Schull
        -------------------               --------------------------------------
                                      Todd B. Schull
                                      Vice President and Chief Financial Officer




                                     III-3

                                 EXHIBIT INDEX

    Exhibit                       Description
    -------                       -----------

    10.18                    Consent by Linus Torvalds

    27.1                     Financial Data Schedule