Form 10-Q
period 2000-04-28
VA LINUX SYSTEMS INC
filed 2000-06-12
CIK 1096199

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 28, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        Commission File Number: 000-28369

                             VA LINUX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 77-0399299
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                1382 BORDEAUX DRIVE, SUNNYVALE, CALIFORNIA 94089
              (Address of principal executive offices) (Zip code)

                                 (408) 542-8600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      TITLE OF CLASS            OUTSTANDING AT MAY 31, 2000
             ------------------------------     ---------------------------
             Common Stock, $0.001 par value              44,271,199

================================================================================

                             VA Linux Systems, Inc.
                                and Subsidiaries

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I.       FINANCIAL INFORMATION                                                3

Item 1.       Financial Statements                                                 3

              Condensed Consolidated Balance Sheets at April 28, 2000
              and July 31, 1999                                                    3

              Condensed Consolidated Statements of Operations for the
              three and nine months ended April 28, 2000 and April 30, 1999        4

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended April 28, 2000 and April 30, 1999                  5

              Notes to Condensed Consolidated Financial Statements                 6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  11

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                          28


PART II.      OTHER INFORMATION                                                    28

Item 2.       Changes in Securities and Use of Proceeds                            28

Item 6.       Exhibits and Reports on Form 8-K                                     28

Signatures                                                                         29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    VA LINUX SYSTEMS, INC.
                                       AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                            APRIL 28,               JULY 31,
                                                              2000                    1999
                                                            ---------               ---------
                                                           (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $ 125,364               $  18,653
  Accounts receivable, net                                     18,433                   4,033
  Inventories                                                     699                   1,971
  Prepaid expenses and other assets                               968                     381
                                                            ---------               ---------
    Total current assets                                      145,464                  25,038
Property and equipment, net                                     4,425                   1,759
Goodwill and intangible assets, net                           110,528                     645
Other assets                                                      256                     153
                                                            ---------               ---------
                                                            $ 260,673               $  27,595
                                                            =========               =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of loans and notes payable                $   2,598               $     759
  Accounts payable                                             17,665                   6,243
  Accrued warranty                                              1,086                     239
  Accrued liabilities and other                                 7,038                   1,567
                                                            ---------               ---------
    Total current liabilities                                  28,387                   8,808
                                                            ---------               ---------
Loans and notes payable, net of current portion                   621                     424
                                                            ---------               ---------

Stockholders' equity:
  Convertible preferred stock                                       -                      19
  Common stock                                                     44                      15
  Additional paid-in capital                                  424,966                  45,461
  Stockholder note receivable                                       -                     (50)
  Deferred stock compensation                                (131,240)                (12,121)
  Accumulated deficit                                         (62,105)                (14,961)
                                                            ---------               ---------
    Total stockholders' equity                                231,665                  18,363
                                                            ---------               ---------
                                                            $ 260,673               $  27,595
                                                            =========               =========

   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                    -----------------------       -----------------------
                                    APRIL 28,      APRIL 30,      APRIL 28,      APRIL 30,
                                      2000           1999           2000           1999
                                    --------       --------       --------       --------
Net revenues                        $ 34,595       $  4,270       $ 69,634       $  9,874
Cost of revenues                      28,439          4,295         58,682          9,671
                                    --------       --------       --------       --------
  Gross profit                         6,156            (25)        10,952            203

Operating expenses:
  Sales and marketing                  7,593          1,326         19,769          1,909
  Research and development             2,985            410          8,191            674
  General and administrative           2,071          1,146          5,224          1,934
  Amortization of deferred
    stock compensation                 4,586            505         11,699            994
  Amortization of
compensation expense
    related to acquisitions            5,656              -          5,656              -
  Amortization of goodwill and
    intangible assets                  1,889              -          1,889              -
  Write-off of in-process
    research and development           4,000              -          4,000              -
                                    --------       --------       --------       --------
      Total operating expenses        28,780          3,387         56,428          5,511
                                    --------       --------       --------       --------
Loss from operations                 (22,624)        (3,412)       (45,476)        (5,308)
Interest and other income
    (expense), net                     1,996              -          3,233            (18)
                                    --------       --------       --------       --------

Net loss                             (20,628)        (3,412)       (42,243)        (5,326)
                                    ========       ========       ========       ========
Dividend related to
    convertible preferred stock            -              -         (4,900)             -
                                    --------       --------       --------       --------
Net loss attributable to
    common stockholders             $(20,628)      $ (3,412)      $(47,143)      $ (5,326)
                                    ========       ========       ========       ========

Basic and diluted net loss
    per share                       $  (0.58)      $  (0.58)      $  (2.14)      $  (1.14)
Pro forma basic net loss per
    share                                N/A       $  (0.20)      $  (1.50)      $  (0.43)

Weighted-average shares
  outstanding:
Basic and diluted                     35,313          5,869         22,029          4,674
Pro forma basic                          N/A         17,266         31,367         12,452


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        NINE MONTHS ENDED
                                                    -------------------------
                                                    APRIL 28,       APRIL 30,
                                                      2000            1999
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (42,243)      $  (5,326)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                       8,475             162
    Loss on disposal of assets                            177              94
    Amortization of deferred stock
      compensation                                     11,699             994
    Non-cash compensation expense                       1,429              49
    Write-off of in-process research and
      development                                       4,000               -
    Other, net                                            (37)              -
    Changes in assets and liabilities:
      Accounts receivable                             (10,436)         (1,167)
      Inventories                                       2,511            (210)
      Prepaid expenses and other assets                (1,036)           (248)
      Accounts payable                                  8,383           1,192
      Accrued liabilities and other                     3,812             522
      Accrued warranty                                    802             (39)
      Other long-term liabilities                           -              60
                                                    ---------       ---------
        Net cash used in operating activities         (12,464)         (3,917)
                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (3,113)         (1,384)
  Business acquired, net of cash acquired             (21,608)              -
  Purchase of other long-lived assets                       -            (130)
                                                    ---------       ---------
        Net cash used in investing activities         (24,721)         (1,514)
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loans and notes payable                  (1,170)           (275)
  Proceeds from borrowings on equipment loan
    and line of credit                                      -             700
  Proceeds from stockholder note receivable                50               -
  Proceeds from issuance of convertible
    preferred stock, net                                4,834           5,445
  Proceeds from issuance of common stock, net         140,207             271
  Repurchase of common stock                              (25)              -
                                                    ---------       ---------
        Net cash provided by financing
           activities                                 143,896           6,141
                                                    ---------       ---------

Net increase in cash and cash equivalents             106,711             710
Cash and cash equivalents, beginning of period         18,653              62
                                                    ---------       ---------
Cash and cash equivalents, end of period            $ 125,364       $     772
                                                    =========       =========

   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 28, 2000
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by VA Linux Systems, Inc. ("VA Linux"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of July 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. VA Linux believes the disclosures included in the unaudited condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in VA Linux's Registration Statement on Form S-1 declared effective by the Securities Exchange Commission on December 9, 1999 are adequate to make the information presented not misleading.

        The information presented in the accompanying condensed consolidated financial statements at April 28, 2000, and for the three and nine months ended April 28, 2000 and April 30, 1999, is unaudited, but includes all normal recurring adjustments which the management of VA Linux believes to be necessary for fair presentation of the periods presented. The results of operations for the three and nine months ended April 28, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending July 28, 2000.

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

Principles of Consolidation

        These consolidated financial statements include the accounts of VA Linux Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

        Inventories consisted of (in thousands):

                    APRIL 28,   JULY 31,
                      2000        1999
                    ---------   --------
Raw materials        $  192      $1,813
Work in process         451           -
Finished goods           56         158
                     ------      ------
  Total              $  699      $1,971
                     ======      ======

Revenue Recognition

        Product revenues from the sale of Linux-based servers and desktop computers are recognized upon shipment of goods. The Company generally does not grant to its customers any rights to return products. The Company provides allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts, including planning, deployment and installation, systems integration, performance analysis and security consulting of Linux-based solutions, are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue.

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

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                     APRIL 28,      APRIL 30,      APRIL 28,      APRIL 30,
                                       2000           1999           2000           1999
                                     ------------------------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common
   stockholders                      $(20,628)      $ (3,412)      $(47,143)      $ (5,326)
                                     ========       ========       ========       ========

Basic and diluted net loss
   per share                         $  (0.58)      $  (0.58)      $  (2.14)      $  (1.14)
Pro forma basic net loss
   per share                         $    N/A       $  (0.20)      $  (1.50)      $  (0.43)

Weighted-average shares
   outstanding:
Basic and diluted                      35,313          5,869         22,029          4,674
Pro forma basic                           N/A         17,266         31,367         12,452


        Excluding non-cash compensation of $10.2 million and other non-cash charges of $5.9 million and calculated on a pro forma basis, basic and diluted net loss per share for the three months ended April 28, 2000 would have been $(0.13) compared to $(0.20) for the three months ended April 30, 1999.

Comprehensive Income (Loss)

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. The Company adopted SFAS No. 130 in 1998. Comprehensive income (loss) for the three and nine months ended April 28, 2000 and April 30, 1999 equaled net income (loss).

Segment Reporting

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment, the provision of Linux-based products and services. The Company markets its products in the United States through its direct sales force. Revenues for the three and nine months ended April 28, 2000 and April 30, 1999 were primarily generated from sales to end users in the United States.

Supplier Concentration

        The Company is dependent on a single contract manufacturer for substantially all of its manufacturing and supply chain management, including component procurement and inventory management. The contract manufacturer is also an investor in the Company. The manufacturer's inability to fulfill the Company's production requirements or make timely distributions of the Company's products could negatively impact future results. Although there are other contract manufacturers that could provide similar services, a change in the contract manufacturer could cause delays in manufacturing and distribution of the Company's products and possible loss of sales.

NOTE 3 - Initial Public Offering

        In December 1999, the Company completed an initial public offering of common stock whereby the Company issued 4,400,000 shares of common stock with an initial public offering price of $30.00 per share. Upon closing of the initial public offering, all of the outstanding shares of convertible preferred stock were automatically converted into 19,921,322 shares of common stock. In conjunction with the initial public offering, the underwriters exercised their option to purchase 660,000 additional shares to cover the over-allotments of shares at the $30.00 per share offering price. The initial public offering raised approximately $141 million after underwriting fees and $139 million after all other direct costs.

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

        As of April 28, 2000 there were 44,146,944 shares of common stock issued and outstanding. This share number assumes the conversion of 19,921,322 outstanding shares of preferred stock into equal shares of common stock. The conversion was effectuated in December 1999 upon the closing of the Company's initial public offering. VA Linux is authorized to issue 250,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

NOTE 5 - Acquisitions

TruSolutions, Inc.

        On March 28, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of TruSolutions, Inc. ("TruSolutions") for approximately $72.9 million (including acquisition costs of $400,000). TruSolutions is a manufacturer of rackmount servers based on the Pentium III, Xeon and UltraSPARC processors specializing in low profile, high performance systems designed for the Internet Data Center, ISP, ASP and OEM. The consideration included 767,000 shares of VA Linux common stock valued at $56.7 million, cash of approximately $10.0 million and the assumption of outstanding options to purchase TruSolutions common stock valued at $5.8 million using the Black Scholes option pricing model. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of three years. Maximum future payments contingent on employment of the key employees is $96.3 million in stock (approximately 1,303,000 shares) and is payable after 12 months, 24 months and 36 months (approximately 501,000 shares, 501,000 shares and 301,000 shares, respectively). The contingent payments will be accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. Upon consummation of the merger, VA Linux established an escrow for these contingent payments. The allocations of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, are as follows:

                                                (IN THOUSANDS)
Current assets                                    $  4,871
Property and equipment                                 381
Other assets                                             9
Acquired in-process research and development         4,000
Goodwill                                            62,153
Other intangible assets                              7,700
                                                -----------
                                                    79,114
Less:  Liabilities assumed                          (6,214)
                                                -----------
                                                  $ 72,900
                                                -----------


        At the time of acquisition, VA Linux expensed $4.0 million of purchased in-process research and development. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $69.9 million are being amortized over their estimated useful lives of three to five years on a straight-line basis. Beginning on March 28, 2000, TruSolutions' operating results were included with those of the Company.

        The $4.0 million expensed as in-process research and development represented 5% of the purchase price and was attributed and supported by a discounted cash flow analysis that identified revenue and costs on a project by project basis. The value assigned to purchased in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. In-process projects existed at TruSolutions as of the acquisition date for 1/2U, 1U, 2U, and 4U server products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 45% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 45% discount rate was appropriate for all acquired in-process projects. Consideration was also given to the weighted average cost of capital and various analyses of venture capital rates of return. The valuation includes cash inflows from in-process technology through 2009 with revenues commencing in 2000 for the 1U, 2U and 4U servers, and in 2001 for the 1/2U server. The projected total revenue of TruSolutions was broken down to revenue attributable to the in-process technologies, existing technologies, core technology and future technology. The revenue attributable to core technology was determined based on the extent to which the in-process technologies rely on the already developed intellectual property. At the time of the merger, TruSolutions' remaining tasks that were substantially incomplete included: developing additional server features as well as proving out the in-process products' electrical designs, testing for compatibility with other systems common in server farms, and testing for Linux performance. Finally, TruSolutions needed to conduct shock, vibration and performance testing. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts must be completed in the next six months in order for the respective projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition do not materially differ from historical pricing, margin, and expense levels prior to acquisition.

NetAttach, Inc.

        On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of NetAttach, Inc. ("NetAttach") for approximately $37.4 million (including acquisition costs of approximately $300,000). NetAttach provides high-availability data-appliances for mission-critical deployment in corporate services or engineering environments. The purchase price included 396,000 shares of VA Linux common stock valued at $24.6 million, cash of $10.0 million and the assumption of outstanding options to acquire NetAttach common stock valued at $2.5 million using the Black Scholes option pricing model. The purchase agreement also contained additional payments to be made in common stock. These payments are solely contingent upon the continued employment of certain key employees for a period of two years. Maximum future payments contingent on employment of the key employees are $5.4 million in stock (approximately 86,000 shares of VA Linux common stock) and are payable on the two-year anniversary date of the merger. The contingent payments will be accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. Upon consummation of the merger, VA Linux established an escrow for these contingent payments. The allocations of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value which are subject to final adjustment are as follows:


                                                (IN THOUSANDS)
Current assets                                    $    376
Property and equipment                                  55
Other assets                                             3
Goodwill                                            33,067
Other intangible assets                              4,800
                                                -----------
                                                    38,301
Less:  Liabilities assumed                            (944)
                                                -----------
                                                  $ 37,357
                                                -----------


        Purchased intangible assets, including goodwill and developed technology of approximately $37.9 million are being amortized over their estimated useful lives of five years on a straight-line basis. Beginning on April 5, 2000, NetAttach's operating results were included with those of the Company.

Precision Insight, Inc.

        On April 14, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Precision Insight, Inc. ("Precision Insight") for approximately $4.1 million. Precision Insight is an engineering and project management team with significant expertise in the Linux kernel and multimedia infrastructure development. The consideration included approximately 32,000 shares of VA Linux common stock valued at $2.3 million and cash of approximately $1.8 million. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees is $11.5 million in stock (approximately 157,000 shares of VA Linux common stock) and is payable after 24 months, 36 months and 48 months (approximately 52,300 shares each year). The contingent payments will be accounted for as compensation expense over the term of the employment condition and not as purchase price. Upon consummation of the merger, VA Linux established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted due to materiality.

        The following unaudited pro forma information represents the results of operations of VA Linux, NetAttach and TruSolutions as if the acquisitions had been consummated as of the beginning of the periods presented. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. The information below does not include $4.0 million of purchased in-process research and development that was expensed at the time of the TruSolutions acquisition. The unaudited pro forma information is as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    -------------------------         -------------------------
                                                    APRIL 28,        APRIL 30,        APRIL 28,        APRIL 30,
                                                      2000             1999             2000             1999
                                                    --------         --------         --------         --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues                                      $ 39,204         $  5,598         $ 84,148         $ 13,646
Income from operations                              $(11,546)        $ (4,066)        $(34,013)        $ (6,227)
Net loss attributable to common stockholders        $(11,546)        $ (4,066)        $(38,913)        $ (6,227)
Basic and diluted net loss per share                $  (0.32)        $  (0.58)        $  (1.69)        $  (1.07)


NOTE 6 - Subsequent Events

Acquisition of Andover.Net

        VA Linux entered into an agreement and plan of reorganization with Andover.Net, Inc. ("Andover.Net") to acquire all of the outstanding shares of Andover.Net pursuant to a triangular merger with its wholly owned subsidiary. This acquisition was closed on June 7, 2000. A copy of the definitive agreement related to this acquisition was filed with the Securities and Exchange Commission on Form 8-K on February 14, 2000. An amendment to this agreement was filed with the Securities and Exchange Commission on Form 8-K on May 9, 2000.

Lease Agreement

        On May 2, 2000, VA Linux entered into an agreement to lease approximately 139,000 square feet of office space in Fremont, California. The lease commences on June 1, 2000. VA Linux expects to relocate its headquarters from Sunnyvale, California to Fremont during its first fiscal quarter of 2001 and intends to sublease its Sunnyvale facilities subsequent to the relocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

        This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to VA Linux that are based on the beliefs of the management of VA Linux as well as assumptions made by and information currently available to its management of the Company including statements related to the growth of VA Linux's business, the performance of its contract manufacturer, Synnex. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to VA Linux or its management, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the factors set forth in "Risk Factors," which may have a significant impact on VA Linux's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, VA Linux does not assume responsibility for the accuracy and completeness of these forward-looking statements. VA Linux undertakes no obligation to update forward-looking statements.

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our registration statement on Form S-1 declared effective by the Securities Exchange Commission on December 9, 1999.

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

        We were founded in January 1993, and grew very modestly until the end of fiscal 1998. Since July 31, 1998, however, we have experienced significant growth and have invested in hiring engineers with Linux expertise, growing our direct sales force to better penetrate the market for Linux products and marketing our brand. To further implement these strategies, we expanded our operations, customer support and administrative infrastructure. As a result, our employee base has grown from 15 at July 31, 1998 to 345 on April 28, 2000, and our operating expenses have grown significantly. This rapid growth has placed significant demands on our management and operational resources. Since our inception, we have incurred significant losses. At April 28, 2000, we had an accumulated deficit of $62.1 million.

        During the quarter ended April 28, 2000, we completed the acquisitions of TruSolutions Inc. ("TruSolutions"), NetAttach Inc. ("NetAttach"), and Precision Insight, Inc. ("Precision Insight"). TruSolutions is a manufacturer of rackmount servers based on the Pentium III, Xeon and UltraSPARC processors specializing in low profile, high performance systems designed for the Internet Data Center, ISP, ASP and OEM. NetAttach provides high-availability data-appliances for mission-critical deployment in corporate services or engineering environments. Precision Insight is an engineering and project management team with significant expertise in the Linux kernel and multimedia infrastructure development. The effect of the acquisition of Precision Insight on the quarter ended and nine months ended was not material.

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

        Net revenue in the quarter ended April 28, 2000 grew by 710% to $34.6 million compared to $4.3 million for the quarter ended April 30, 1999. The net revenue was based primarily on increased sales of our server products. To date, substantially all of our revenues have been derived from sales of systems, professional services and related customer support. Sales of our servers accounted for approximately 59% of our net revenues in fiscal 1999, approximately 88% in the quarter ended October 29, 1999, 91% in the quarter ended January 28, 2000 and 89% in the quarter ended April 28, 2000. While we expect sales of our desktop and storage products to increase, current and future generations of our server product families will continue to represent a significant majority of our net revenues through fiscal 2000.

        VA Linux has targeted the Internet market for strategic emphasis. This segment includes customers in the ISP, ASP, web caching and e-tailing businesses. In the third quarter of fiscal 2000, sales to customers in this segment represented 77% of our revenue. We expect this market segment will continue to be the central focus of our sales efforts.

        We recognize revenues from product sales upon shipment. We generally do not grant any rights to our customers to return products. We also provide allowances for warranty costs at the time of shipment. Customer support fees are recognized ratably over the term of the service contract.

        We sell Linux expertise. This expertise is based upon our knowledge of Linux and other open source software and is delivered through sales and support of our hardware and through the delivery of professional services. Professional services were $1.5 million or 4.2% of our net revenue for the quarter ended April 28, 2000 as compared to zero dollars or 0% of our net revenue for the quarter ended April 30, 1999.

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

        Professional services revenues are recognized upon completion of the project, or using the percentage of completion method where project costs can be reasonably estimated. Any payments made prior to revenue recognition are recorded as deferred revenue.

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

        To date, substantially all of our sales have been in North America. We expect to launch sales and marketing efforts internationally during the fourth quarter of fiscal 2000, initially focusing on Europe. In addition we expect to establish a subsidiary in Japan during calendar year 2000. However, we expect international revenues to represent a relatively small percent of our revenues, if any, in fiscal 2000.

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

        In connection with the grant of stock options to employees during fiscal 1999 and the first nine months of fiscal 2000, we recorded deferred stock compensation of $14.4 million and $23.4 million, respectively, representing the difference between the deemed fair market value of the common stock for accounting purposes and the exercise price of these options as of the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized on an accelerated basis over the vesting period of the applicable options, generally four years. We expensed $4.6 million and $11.7 million of deferred compensation during the three and nine months ended April 28, 2000. Based on option grant activity through April 28, 2000, we expect to amortize deferred stock compensation of $4.6 million during the fourth quarter of fiscal 2000.

        In addition, in connection with the acquisitions of TruSolutions and NetAttach, we recorded deferred stock compensation of $113.1 million during the third quarter of fiscal 2000, representing the value of common stock issued into an escrow account that will only be issued to certain employees of the acquired companies if they continue to be employed by VA Linux for a set period of time. We expensed $5.7 million of this deferred compensation related to acquisitions during the three months ended April 28, 2000 and expect to amortize $17.0 million during the fourth quarter of fiscal 2000.

RESULTS OF OPERATIONS

        The following table sets forth financial data for the periods indicated as a percentage of net revenue.

                                            PERCENTAGE OF NET REVENUE
                                 ---------------------------------------------------
                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                 -----------------------     -----------------------
                                 APRIL 28,     APRIL 30,     APRIL 28,     APRIL 30,
                                    2000          1999          2000          1999
                                 --------      ---------     ---------     ---------
Net revenues                       100.0%        100.0%        100.0%        100.0%
Cost of revenues                    82.2         100.6          84.3          97.9
                                 --------      ---------     ---------     ---------
  Gross margin                      17.8          (0.6)         15.7           2.1

Operating expenses:
  Sales and marketing               21.9          31.1          28.4          19.3
  Research and development           8.6           9.6          11.8           6.8
  General and administrative         6.0          26.8           7.5          19.6
  Amortization of deferred
    stock compensation              13.3          11.8          16.8          10.1
  Amortization of
    compensation expense
    related to acquisitions         16.3             -           8.1             -
  Amortization of goodwill
    and intangible assets            5.5             -           2.7             -
  Write-off of in-process
    research and development        11.6             -           5.7             -
                                 --------      ---------     ---------     ---------
      Total operating
        expenses                    83.2          79.3          81.0          55.8
                                 --------      ---------     ---------     ---------
Loss from operations               (65.4)        (79.9)        (65.3)        (53.7)
Interest and other income
   (expense), net                    5.8            --           4.6          (0.2)
                                 --------      ---------     ---------     ---------
Net loss                           (59.6)        (79.9)        (60.7)        (53.9)
                                 ========      =========     =========     =========
Dividend related to
   convertible preferred
   stock                               -             -          (7.0)            -
                                 --------      ---------     ---------     ---------
Net loss attributable to
   common stockholders             (59.6%)       (79.9%)       (67.7%)       (53.9%)
                                 ========      =========     =========     =========

THREE AND NINE MONTHS ENDED APRIL 28, 2000 AND APRIL 30, 1999

NET REVENUES

        Net revenues for the three months ended April 28, 2000 grew to $34.6 million from $4.3 million for the three months ended April 30, 1999, which represents an increase of 710%. Net revenues increased by 605% to $69.6 million for the first nine months in fiscal 2000 compared to $9.9 million for the first nine months of fiscal 1999. Sales growth was primarily attributable to the strength of our server products designed for the Internet market and an increase in our customer base. Virtually all of our sales are to customers in the United States and Canada.

        For the first nine months in fiscal 2000, our top ten customers accounted for approximately 34.0% of net revenues. For the same period in fiscal 1999, our top ten customers accounted for 21.3% of net revenues. Akamai Technologies, which represented 16.1% of net revenues, was the only customer to account for more than 10% of net revenues in the first nine months of fiscal 2000. No other customer accounted for more than 10% of net revenues during any of the periods presented.

        In the three months ended April 28, 2000, professional services revenue contributed $1.5 million, representing 4.2% of total revenue, as compared to zero revenue for the three months ended April 30, 1999. For the nine months ended April 28, 2000, revenue from professional services was $1.8 million, compared to zero revenue for the nine months ended April 30, 1999.

COST OF REVENUES

        Cost of revenues increased to $28.4 million for the three months ended April 28, 2000, as compared to $4.3 million during the same period ended April 30, 1999. Cost of revenues for the first nine months of fiscal 2000 increased to $58.7 million from $9.7 million for the same period of fiscal 1999. Gross margin was 17.8% and 15.7% for the three months and nine months, respectively, ended April 28, 2000, as compared to (0.6%) and 2.1% for the three months and nine months, respectively, ended April 30, 1999. The improved margins were due to lower component costs as we benefited from our relationship with our contract manufacturer, Synnex, continued leverage of our manufacturing and customer support infrastructure as unit volumes increased and contribution from professional services to gross margins during this fiscal quarter. We expect continued sequential improvement in our gross margins going forward due to increased revenues from our professional services, increased unit volumes which allow us to gain certain cost advantages, and the introduction of new products.

SALES AND MARKETING EXPENSES

        In absolute dollars, sales and marketing expenses increased to $7.6 million for the three months ended April 28, 2000 and $19.8 million for the first nine months of fiscal 2000 from $1.3 million and $1.9 million, respectively, for the three months and nine months ended April 30, 1999. For the third quarter of fiscal 2000 the increase reflects expenses associated with sales growth and increased marketing infrastructure and branding activities. For the first nine months of fiscal 2000, the increase also reflects non-recurring non-cash charges associated with stock options issued for recruiting and marketing services incurred prior to our initial public offering. Sales and marketing expenses were 21.9% of net revenues for the third quarter of fiscal 2000 and 28.4% of net revenues for the first nine months of fiscal 2000, a decrease of 9.2 percentage points and an increase of 9.1 percentage points, respectively, when compared to the same periods of fiscal 1999. The decrease as a percentage of net revenues was due to leveraging our investment in infrastructure as revenues increased significantly. Excluding the one-time non-cash charges, sales and marketing expense would have been 27.0% of net revenues for the first nine months of fiscal 2000. We expect that sales and marketing expense will increase in absolute dollars in the future but is expected to decline as a percentage of net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist of payroll and related expenses for software and hardware engineers and cost of materials for prototyping and testing units. We expense all of our research and development costs as they are incurred. Research and development, as a percentage of net revenues, was 8.6% and 11.8%, respectively for the three month and nine month periods ended April 28, 2000 and were 9.6% and 6.8% for the three month and nine month periods ended April 30, 1999. In absolute dollars, R&D expenses increased to $3.0 million for the three months ended April 28, 2000 and $8.2 million for the first nine months of fiscal 2000 from $0.4 million and $0.7 million for the three and nine months ended April 30, 1999. The increase in absolute dollars was due to an increase in engineering personnel and spending for prototyping material for new product development. We believe that a significant level of investment in system design, open source software and other research and development initiatives is required to remain competitive. Accordingly, we expect research and development expenses to continue to increase in absolute dollars and decrease as a percentage of net revenues in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, professional fees and costs associated with implementing and expanding our information systems. General and administrative expenses, as a percentage of net revenues, were 6.0% and 7.5% in the third quarter and first nine months of fiscal 2000, a decrease of 20.8 percentage points and 12.1 percentage points when compared to the third quarter and first nine months of the prior fiscal year. In absolute dollars, general and administrative expenses increased to $2.1 million for the three months ended April 28, 2000 and $5.2 million for the first nine months of fiscal 2000 from $1.1 million and $1.9 million, respectively, for the three and nine months ended April 30, 1999. The increase in absolute dollars was due to an increase in administrative personnel and the associated costs to support our increased operations. We intend to add personnel and expand our information infrastructure and to support our operation as a public company. As a result, we expect general and administrative expenses to increase in absolute dollars, but decrease as a percentage of net revenues in the future.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

        In connection with the grant of stock options to employees during fiscal 1999 and the contingent shares in escrow from our acquisitions of TruSolutions and NetAttach during fiscal 2000, we expensed deferred stock compensation of $10.2 million for the third quarter and $17.4 million for the first nine months of fiscal 2000. We expensed $1.0 million of deferred stock compensation in the first nine months of fiscal 1999. We expect to expense $21.6 million of deferred stock compensation in the fourth quarter of fiscal 2000.

AMORTIZATION OF OTHER NON-CASH EXPENSES

        In connection with the acquisitions of TruSolutions and NetAttach we recorded approximately $107 million of goodwill and intangibles and expensed $1.9 million of goodwill and intangibles for the third quarter of fiscal 2000. We expect to expense $5.7 million of goodwill and intangibles in the fourth quarter of fiscal 2000.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

        On March 28, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of TruSolutions, Inc. ("TruSolutions") for approximately $72.9 million. TruSolutions is a manufacturer of rackmount servers based on the Pentium III, Xeon and UltraSPARC processors specializing in low profile, high performance systems designed for the Internet Data Center, ISP, ASP and OEM. The consideration included 767,000 shares of common stock valued at $56.7 million, cash of approximately $10.0 million and the assumption of outstanding options to purchase TruSolutions common stock valued at $5.8 million using the Black Scholes option pricing model.

        At the time of acquisition, VA Linux expensed $4.0 million of purchased in-process research and development. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $69.9 million are being amortized over their estimated useful lives of three to five years on a straight-line basis.

        The $4.0 million expensed as in-process research and development represented 5% of the purchase price and was attributed and supported by a discounted cash flow analysis that identified revenue and costs on a project by project basis. The value assigned to purchased in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. In-process projects existed at TruSolutions as of the acquisition date for 1/2U, 1U, 2U and 4U server products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 45% for the in-process technology. Based upon assessment of each in-process project's development stage, including relative difficulty of remaining development milestones, it was determined that application of a 45% discount rate was appropriate for all acquired in-process projects. Consideration was also given to the weighted average cost of capital and various analyses of venture capital rates of return. The valuation includes cash inflows from in-process technology through 2009 with revenues commencing in 2000 for the 1U, 2U and 4U servers, and in 2001 for the 1/2U server. The projected total revenue of TruSolutions was broken down to revenue attributable to the in-process technologies, existing technologies, core technology and future technology. The revenue attributable to core technology was determined based on the extent to which the in-process technologies rely on the already developed intellectual property. At the time of the merger, TruSolutions' remaining tasks that were substantially incomplete included: developing additional server features as well as proving out the in-process projects' electrical designs, testing for compatibility with other systems common in server farms, and testing for Linux performance. Finally, TruSolutions needed to conduct shock, vibration and performance testing. The percentage complete calculations for all projects were estimated based on research and development expenses incurred to date and management estimates of remaining development costs. Significant remaining development efforts must be completed in the next six months in order for the respective projects to become implemented in a commercially viable timeframe. Management's cash flow and other assumptions utilized at the time of acquisition do not materially differ from historical pricing, margin, and expense levels prior to acquisition.

INTEREST AND OTHER INCOME (EXPENSE), NET

        Interest and other income (expense) net includes income from our cash investments net of other expenses. Net interest and other income (expense) of $2.0 million in the third quarter and $3.2 million in the first nine months of fiscal 2000 increased from virtually zero when compared to the same periods in the prior year. The increase was due to an increase in interest income earned on proceeds from the issuance of common stock as a result of our initial public offering.

INCOME TAXES

        As of April 28, 2000, we had federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carryforwards expire at various dates through 2019 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carryforwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, our operations have been financed through private sales of convertible preferred stock and the sale of common stock in our initial public offering, and from cash flows from operations.

        At April 28, 2000, cash and cash equivalents were $125.4 million, as compared to $18.7 million at July 31, 1999. During the same period working capital increased to $117.1 million from $16.2 million. The increase in cash was due to proceeds from the sale of common stock in our initial public offering, partially offset by investments in working capital and capital expenditures to support operations growth.

        Cash used in operations of $12.5 million for the first nine months of fiscal 2000 represented the net loss of $42.2 million, an increase in accounts receivable of $10.4 million, offset by the add back of the amortization of deferred stock compensation expense of $11.7 million, the add back of in-process research and development of $4.0 million, the increase in accounts payable of $8.4 million, and the increase in inventory of $2.5 million. The increase in accounts receivable and accounts payable for the first nine months of fiscal 2000 was principally due to the increase in sales, and the increase in inventory was due to the inventory on-hand that was acquired from TruSolutions.

        Cash used in investing activities was $24.7 million for the nine months ended April 28, 2000, of which $22.0 million was used for the acquisition of TruSolutions, NetAttach and the remaining was used for purchasing computer and facilities related assets.

        Cash from financing activities of $143.9 million for the first nine months of fiscal 2000 was from the sale of our common stock from our initial public offering in December 1999 and from the proceeds from the issuance of convertible preferred stock.

        Our future liquidity and capital requirements will depend upon numerous factors, including the costs associated with the expansion of our sales and marketing activities and product development efforts, continued establishment of our professional services group, the level and timing of product and service revenues, the amount of working capital required, possible future acquisitions, the level of fixed asset investment required, and available borrowings under our line of credit arrangements. We believe that the net proceeds from our initial public offering, together with our current cash and investment balances and any cash generated from current or future debt financing, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period, particularly if we elect to acquire complementary businesses or technologies. The factors described in this paragraph and other factors, which may arise subsequently, will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financing, strategic relationships or other arrangements. We cannot assure you that additional funding, if needed, will be available on reasonable terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our inability to raise capital when needed could seriously harm our business.

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. VA Linux adopted SOP No. 98-1 in fiscal 1999. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial position or results of operations.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE

        Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. As a result, the networks, which incorporate our products and our own internal networks, could fail leading to disruptions in operations and our business activities.

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


                                  RISK FACTORS

                RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

WE MAY NOT BE ABLE TO COMPETE WITH MORE ESTABLISHED COMPANIES.

        In the market for computer systems, we face significant competition from larger companies who market general-purpose computers and have greater financial resources, more established direct and indirect sales channels and greater name recognition than we do. These companies include Compaq Computer Corporation, Dell Computer Corporation, Fujitsu International Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. In most cases, these companies primarily sell systems that run proprietary operating systems, such as Microsoft Windows and variants of UNIX, including Solaris. However, some of them, notably IBM, Compaq, Dell, and H-P have announced and are implementing Linux-based computer businesses. These companies also have larger and more established service organizations to support these products and operating systems. These companies may be able to leverage their existing organizations, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, these companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. We also face competition in narrow, vertical markets from limited purpose computer vendors that offer products that are carefully tailored for specific applications which better address the needs of these customers. Furthermore, because Linux can be downloaded from the Internet for free or purchased at a nominal cost and modified and re-sold with few restrictions, traditional barriers to market entry are minimal. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues. We also may not be able to compete successfully with these current or potential competitors.

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

        Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. This process is made more challenging by the fact that the open source community does much of the software development for our products and we must work with a large number of developers who are not our employees in this process. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

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

        Our company was founded in January 1993. We have recently expanded our operations significantly. For example, we grew from 33 employees at January 31, 1999 to 345 employees at April 28, 2000, and only two members of our current management team were employed by us at the end of fiscal 1998. Furthermore, we participate in the Linux industry, which has only recently exhibited significant growth. You should consider the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving Linux products and services market. Some of the factors that may affect us include:

        -   the evolving and unpredictable nature of our business model;

        - the uncertain rate of growth in usage and acceptance of the Linux operating system and other open source software;

        -   acquiring businesses and technologies;

        -   the uncertain demand for our products;

        - the need to expand our sales, professional services and customer support organizations;

        -   the need to expand our Internet operations;

        - increased competition in the Linux industry, particularly from larger, more established companies that are entering into the Linux market, as well as the competition we face from general purpose computer systems manufacturers; and

        - our ability to attract and retain qualified management and professional services personnel.

        If we fail to address any of these risks or difficulties adequately, our business strategy may not be successful and our revenues may not grow and may decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We incurred losses of $47.1 million for the first nine months of fiscal 2000 primarily due to expansion of our operations, and we had an accumulated deficit of $62.1 million as of April 28, 2000. We expect to continue to incur significant product development, sales and marketing and administrative expenses, particularly as a result of expanding our direct sales force. In addition, we are investing considerable resources in our professional services organization and our Internet operations. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.


AS OUR BUSINESS MATURES, WE DO NOT EXPECT OUR NET REVENUES TO CONTINUE TO GROW AT THE SAME RATE AS THEY HAVE IN THE PAST.

        Although our net revenues have grown substantially in recent quarters, we do not expect our net revenues to grow at such a rapid rate in the future and they could decline. This growth rate reflects increases in customers and average order size, as well as the introduction of a new server model and an increased focus on professional services in the second quarter of fiscal 2000 and the acquisition of TruSolutions in the third quarter of fiscal 2000. As our business matures, it is unlikely that our net revenues will continue to grow at the same rate. We believe that our future growth rates will depend on the success of our sales and marketing efforts, which will require significant expenditures that we may not have sufficient resources to undertake, as well as the success of our professional services organization, which to date has not represented a significant portion of our revenues. In addition, increased competition and slower than anticipated growth in our market could also affect our revenue growth. If our net revenues do not increase at or above the rate analysts expect, the trading price for our common stock may decline.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND BECAUSE THE MARKET FOR LINUX-BASED SYSTEMS IS RAPIDLY EVOLVING, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

        Our ability to accurately forecast its quarterly sales and revenues is made difficult by our limited operating history and the new and rapidly evolving market for Linux-based systems in general, and our products in particular. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and greatly increased our operating expenses. In fiscal 2000 we have continued to add a significant number of new employees and are relocating to larger facilities. We do not know whether our business will grow rapidly enough to absorb these costs. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

        - demand for and market acceptance of Linux-based systems and our products and services;

        - increases in manufacturing costs, including the prices of components which are used in our products;

        - reductions in the sales price of our systems or those offered by our competitors;

        - our ability to develop, introduce and market new products and product enhancements that meet customer requirements in a timely manner;

        - our contract manufacturers' ability to manufacture sufficient quantities of systems and maintain the quality of our systems;

        - our contract manufacturer's ability to obtain sufficient supplies of sole or single source components, including power supplies, backplane circuit boards, motherboards and central processing units;

        - the introduction of competing products by larger companies which market general or limited purpose servers and computers;

        - the failure of Linux developers to enhance and develop the Linux operating system;

        - economic conditions generally and in the specific industries in which our customers operate; and

        - costs related to acquisitions of complementary technologies or businesses.

        Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

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

OUR FUTURE NET REVENUES DEPEND ON CONTINUED SALES OF OUR SERVERS, AND OUR BUSINESS WILL SUFFER IF DEMAND FOR, OR REVENUES FROM, OUR SERVERS DECLINES.

        Historically, we have derived a large percentage of our net revenues from sales of our servers. Sales of our servers represented approximately 59% of our net revenues in fiscal 1999 and approximately 91% of our net revenues in the quarter ended April 28, 2000. We expect sales of these servers to continue to account for a substantial majority of our net revenues for the foreseeable future. Any factors adversely affecting the pricing of, or demand for, these servers, including increased competition or decreased market acceptance of Linux systems, could cause our net revenues to decline and our business to suffer.

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

FAILURE TO MAINTAIN OR INCREASE OUR GROSS MARGIN WILL HARM OUR RESULTS OF OPERATIONS.

        Our gross margin may be affected by decreases in the average selling prices of our systems or increased manufacturing costs or increased costs of providing service revenues. We have experienced fluctuations in the average selling prices of our products to date. We anticipate that as the market for Linux systems grows, the average unit price of our products will continue to fluctuate and may decrease. The average unit price of our products may also decrease in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset a decrease in the average selling prices of our existing products by developing and introducing products and services with higher margins or by reducing our product and manufacturing costs, our gross margins will suffer.

        To maintain or increase our gross margin, we also must continue to reduce the manufacturing cost of our products and the costs of providing professional services. Our products incorporate a significant number of commodity components and our gross margin will fluctuate as a result of changes in the cost of these components. Component prices can increase for a number of reasons, including temporary or extended supply shortages. Increases in our manufacturing costs, whether due to increased component costs or other factors, could seriously harm our business. We recently announced our intention to increase the amount of revenues we derive from professional services. As a result, we have begun to hire additional staff to provide these services. If we are unable to increase professional services revenues quickly enough, gross margins on these revenues may decline and may adversely affect our overall gross margins. For more information related to our costs associated with manufacturing, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations."

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

        Even if Linux is widely accepted, the Linux operating system is an open source software product, which users are licensed to freely copy, use, modify and distribute. Accordingly, anyone may download the Linux operating system and numerous related software applications from the Internet, or otherwise copy it, without cost, and run it on an existing Linux compatible product. Our success depends on customers purchasing new systems that integrate and are optimized to run the Linux operating system.

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

        If multiple, incompatible versions of Linux are developed, customers may become less likely to purchase Linux products, and our sales would suffer. In addition, we may be required to offer and support more distributions of Linux. This would result in increased operating expenses. Alternatively, if VA Linux sold and supported a single Linux distribution that was not the predominant Linux distribution, VA Linux's sales and revenue growth would suffer.

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

NEGATIVE REACTION WITHIN THE OPEN SOURCE COMMUNITY TO OUR BUSINESS STRATEGY COULD HARM OUR REPUTATION AND BUSINESS.

        Some members of the open source community have criticized the commercialization of the open source movement through activities such as licensing proprietary versions of open source software, providing services to the users of open source software and selling advertisements to companies that seek access to the user group that visits web sites dedicated to open source software. We provide services to the users of open source software and sell advertisements on our web sites. A negative reaction to our actions, if widely shared by our visitors or the rest of the open source community, could harm our reputation and diminish our brand. Our business, results of operations and financial condition could suffer accordingly.

                   RISKS RELATED TO OUR PRODUCT MANUFACTURING

WE RELY ON SYNNEX AS OUR SINGLE SOURCE CONTRACT MANUFACTURER. IF SYNNEX IS UNABLE TO MEET OUR MANUFACTURING NEEDS OR OUR RELATIONSHIP TERMINATES, WE MAY LOSE REVENUES AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

        We rely on Synnex Information Technologies, Inc. to produce substantially all of our products at its Fremont, California facility on a purchase order basis, and Synnex is our sole manufacturer. With the exception of a small internal systems integration and prototyping facility, we have relocated our internal manufacturing organization to Synnex's manufacturing facility. Presently, all of our manufacturing is done at this one site and, in the event of a natural disaster, our business could be harmed. Under our agreement with Synnex, Synnex is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order which has been accepted by Synnex. If Synnex experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Moreover, our contract with Synnex may be terminated for any reason at any time by either party upon 120 days advance notice. Synnex subleases space in its facilities to us for our manufacturing operations. If our sublease with Synnex terminates, we will need to lease additional space for its manufacturing operations, which may not be available to us on commercially reasonable terms, if at all. In addition, we may need to qualify a new contract manufacturer and may be unable to find a contract manufacturer that meets our needs or that can source components as cost-effectively as our current contract manufacturer. Additionally, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. Transferring manufacturing operations can significantly disrupt product supply. If we are required or chooses to change contract manufacturers, we may lose sales and may experience increased manufacturing or component costs, and our customer relationships may suffer.

SYNNEX DEPENDS ON SINGLE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        Synnex, our contract manufacturer, depends on single source suppliers for a number of key components for our products, such as industry standard processors, power supplies, custom printed circuit boards, chassis and sheet metal parts. It also depends on a limited number of sources to supply several other industry standard components. For fiscal 2000, Converter Concepts, Inc. is our single source for power supplies used in its FullOn model of server product, Tyco International is our single source for backplane circuit boards, motherboards and central processing units in its server products, and Network Engines, Inc. is our single source for our "full featured" 1U product. It would be difficult for us to identify another source of supply if either of these suppliers were unable to meet our requirements for any reason. In addition, we do not have a long-term binding agreement with either Converter Concepts, Inc. or Tyco International. In the past, Synnex has experienced, and may in the future experience, shortages of, or difficulties in, acquiring these components. If Synnex is unable to buy these components in adequate quantities at the times required, we may not be able to manufacture our products on a timely basis, which would harm our operating results. In addition, if Synnex is required to pay higher prices for these single or limited source components and we are required to pay higher prices for products, our gross margin would be harmed. Furthermore, overall market conditions affecting supply and pricing for key commodity components are known to fluctuate significantly at times, and increases in the costs of key components could harm our business.

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

IF WE EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL FACE ADDITIONAL RISKS, WHICH COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        To date, substantially all of our net revenues have been derived from sales of our products in North America. However, we intend to begin selling our products overseas during fiscal 2000, initially in Europe. We anticipate that as we expand our international sales, we will fulfill orders through international facilities operated by Synnex. We could experience difficulties and disruptions in the manufacture of our products while we transition some manufacturing operations to these new facilities. Our inability to scale manufacturing of our products in foreign facilities, and any manufacturing delays or disruptions that occur, could prevent us from increasing international sales and achieving the timely delivery of products to customers located in foreign jurisdictions. This could result in lost revenues and slower revenue growth. Additionally, it will be costly to establish international facilities and operations, promote our brand internationally and develop localized web sites and other systems. We may be required to develop foreign language translations of software incorporated into our systems. Revenues from international sales may not offset the expense of establishing and maintaining these foreign operations. We have no previous experience with any of these matters. As we expand our international operations, we will face a number of additional challenges associated with the conduct of international business. For example:

        - we may have difficulty managing and administering a globally-dispersed business;

        - fluctuations in exchange rates may negatively affect our operating results;

        - we may encounter greater difficulty in collecting accounts receivable resulting in longer collection periods;

        - we may not be able to repatriate the earnings of our foreign operations;

        - we will have to comply with a wide variety of foreign laws and regulatory requirements with which we are not familiar and unexpected changes in these laws and requirements;

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

        The Linux kernel and the Linux operating system incorporated into our products have been developed and licensed under the GNU General Public License (the "GPL"), and similar open source licenses. These licenses require that any software program licensed under them may be copied, used, modified and distributed freely, so long as all modifications are also freely made available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary.

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

DEVELOPED BY THOUSANDS OF INDEPENDENT THIRD PARTIES. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES.

        We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control and who, themselves, might not have the same financial resources as us to pay damages to a successful litigant. For example, developers may incorporate code into the Linux operating system under the GPL without proper third party consents. In addition, these developers are unlikely to perform patent searches and may therefore unwittingly infringe third party patent rights. Although most of the software incorporated into our systems is open source, nothing in open source licenses can prevent current or future patent holders or other owners of intellectual property from suing us and others in seeking monetary damages or an injunction against shipment of our systems. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices. Any litigation, with or without merit, could be time consuming to defend, result in high litigation costs, divert our management's attention and resources, or cause product shipment delays. We also could be required to remove or replace infringing technology. We are not aware that the technology employed in our systems infringes any proprietary rights of third parties.

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

WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR INTERNET SITES.

        We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our Internet sites, whether written by us or third parties. These types of claims have been brought against online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects online services from some claims when the material is written by third parties, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. We receive notification from time to time of potential claims, but have not been named as a party to litigation involving such claims. In the event that a claim is made against us in the future, our business could be seriously harmed if one were asserted. While no claims have been made against us to date, our business could be seriously harmed if one were asserted.

                       OTHER RISKS RELATED TO OUR BUSINESS

OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN STAFF.

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

WE MAY NOT BE ABLE TO INTEGRATE ANDOVER.NET SUCCESSFULLY.

        Achieving the anticipated benefits of our merger with Andover.Net will depend in part on the integration of the two businesses in an efficient manner, and there can be no assurance that this will occur. A successful combination of VA Linux and Andover.Net will require substantial effort. The difficulty of the integration may be increased by the geographical separation of the two companies and their employees. For example, we may not be able to retain key executives and employees of Andover.Net after the merger. Diversion of our management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our revenues, expenses and operating results. There can be no assurance that we will realize any of the anticipated benefits of the merger.

WE HAVE RECENTLY ACQUIRED SEVERAL COMPANIES AND WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AND MANAGE THESE COMPANIES.

        We have recently acquired TruSolutions, Net Attach, and Precision Insights. These three companies will have 91 employees which must be integrated with our employees. The integration of these employees and the operations of these companies into our business may also require significant resources, including attention of our management. We cannot assure you that we will be able to successfully integrate the employees and other operations of these companies into our business or that we will be successful in managing the operations of these companies. If we are not able to successfully integrate and manage the operations of these operations of these companies, our business may be materially harmed.

FURTHER ACQUISITIONS COULD RESULT IN DILUTION TO OUR STOCKHOLDERS, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES FOR US.

        We expect that we will acquire or invest in additional businesses, products, services and technologies that complement or augment our service and product offerings and customer base. We have recently acquired Andover.Net, TruSolutions, Net Attach and Precision Insight. We are currently engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements and cannot assure you that any of these discussions will result in actual acquisitions.

        To be successful, we will need to identify suitable acquisition candidates. In the event of future acquisitions, we will face additional financial and operational risks, including:

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

OUR ACQUISITION OF ANDOVER.NET COULD CAUSE US TO LOSE CUSTOMERS OR STRATEGIC PARTNERS.

        Some of Andover.Net's existing customers or strategic partners may view themselves as competitors of some of our customers or of us and therefore determine that our acquisition of Andover.Net is competitively disadvantageous to them. As a result, the acquisition could adversely affect our relationship with these customers or strategic partners, and they could terminate their relationships as a result.

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS TO MANAGE OUR EXPECTED GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR BUSINESS.

        Our ability to successfully offer our services and grow our business requires an effective planning and management process. Since we began operations, we have significantly increased the size of our operations. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. In order to manage growth effectively, in the past twelve months we have implemented or updated our operations and financial systems, procedures and controls, including the implementation of an enterprise resource planning system and a web-based ordering system. Our systems will continue to require additional modifications and improvements to respond to future changes in our business. Our key personnel have limited experience managing this type of growth. If we cannot manage our growth effectively or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer.

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

        Our products and technologies are complex, and we are substantially dependent upon the continued services of our existing engineering personnel and executive management, especially Larry M. Augustin, our President and Chief Executive Officer. Aside from certain individuals from Andover.Net, we do not have employment contracts with any of our key engineering personnel, so that the employment of any key engineer may be terminated "at will" by such individual. The loss of any, or a group of, our key engineering personnel, particularly to a competitor, could adversely affect our business, reduce our market share, slow our product development processes and diminish our brand identity.

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

OUR MANAGEMENT TEAM IS NEW AND, IF THEY ARE UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS COULD BE SERIOUSLY HARMED.

        Our business is highly dependent on the ability of our management team to work together effectively to meet the demands of our growth. We grew from 33 employees at January 31, 1999 to 345 employees at April 28, 2000. We employed only two members of our current management team at the end of fiscal 1998. These individuals have not previously worked together as a management team and have had only limited experience managing a rapidly growing company on either a public or private basis. Our productivity and the quality of the products and services we render may be adversely affected if we do not integrate and train our new employees quickly and effectively.

EXPANDING OUR SERVICES BUSINESS WILL BE COSTLY AND MAY NOT RESULT IN ANY BENEFIT TO US.

        We believe that the expansion of both our business and the acceptance of Linux are dependent upon the availability of high quality professional services to assist customers in designing and implementing Linux-based systems. If we are unable to successfully provide these services, our business will be harmed and we may lose customers seeking quality professional services. We have recently expanded our strategic focus to place additional emphasis on providing professional services, from which we have historically derived an insignificant amount of revenue. Our customers may not engage our professional services organization to render services such as architecture and planning, system integration, open source product implementation and security consulting services. We may not generate sufficient services revenues to offset the expenses of this organization. We may not attract or retain a sufficient number of the highly qualified service personnel we need to support the expansion of our professional services organization. This expansion has required, and will continue to require, significant additional expenses and resources. In addition, this expansion will place further strain on our management and operational resources.

OUR PRODUCTS MAY CONTAIN DEFECTS THAT COULD BE COSTLY TO CORRECT, DELAY MARKET ACCEPTANCE OF OUR PRODUCTS AND EXPOSE US TO LITIGATION.

        Despite testing by us and our customers, errors may be found in our products after commencement of commercial shipments. We buy almost all of our component hardware parts from third parties. These parts may fail, cause unexpected electrical or mechanical problems or otherwise not function properly. We have not achieved regulatory compliance in all countries into which we sell, expect to sell and/or establish operations. In addition, independent parties over whom we exercise no supervision or control develop most of the software code in our products. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to correct them in a timely manner, if at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of products incorporating Linux-based operating systems and other open source products.

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

WE RELY ON THE GROWTH OF THE LINUX/OPEN SOURCE MOVEMENT.

        Our business relies on growth in the use of Linux and other open source operating systems. Generally, this software is provided for free or for less than $100. If the open source community of third-party software developers does not continue to improve the functionality of the Linux operating system, or fails to introduce new open source software or software enhancements, or develops predominantly expensive, proprietary software, the use of these operating systems may not increase and our business, results of operations and financial condition will suffer.

WE MAY FAIL TO DEVELOP AND PROMOTE OUR NETWORK EFFECTIVELY, WHICH MAY PREVENT US FROM ATTRACTING NEW VISITORS AND ADVERTISERS TO OUR NETWORK.

        Enhancing our network will us to increase our revenues because a segment of our business is to deliver services and content to users through our network, and we display advertisements on our network. We intend to enhance our network by internally creating and externally acquiring additional complementary web sites. Some of the content currently on our web sites is developed by us. Other content is developed by third parties and posted on our network. In order to attract and retain Internet users and advertisers, we intend to substantially increase our expenditures to further promote and develop our network. Our success in developing and promoting our network will also depend on our ability to provide high quality content, features and functionality. If we fail to promote our network successfully or if visitors to our network or advertisers do not perceive our services to be useful, current or of high quality, our business, results of operations and financial condition could suffer.

WE ARE VULNERABLE TO UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES, WHICH MAY RESULT IN REDUCED VISITOR TRAFFIC ON OUR NETWORK, DECREASED REVENUE AND HARM TO OUR REPUTATION.

        Substantially all of our communications hardware and other hardware related to our web sites will be located in two locations. Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. In addition, our servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems which could adversely affect our systems and web sites. We could lose revenue and suffer damage to our reputation if any of these occurrences affected our systems because we would have decreased visitor traffic on our network. Our insurance policies may not adequately compensate us for any losses that may occur due to failures or interruptions in our systems.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN AND OUR USERS DEPEND ON OTHERS FOR ACCESS TO OUR NETWORK.

        Our network must accommodate a high volume of traffic and deliver frequently updated information. Our network has and may in the future, experience slower response times or decreased traffic for a variety of reasons. Slower response times can result from general Internet problems, routing and equipment problems by third-party Internet access providers, problems with third-party advertising servers and increased traffic to our servers. Our network could experience interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our community of Internet users depends on Internet service providers, online service providers and other web sites' operators for access to our network. Those providers have experienced outages in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our network. If we experience any of these problems, our reputation and brand name could suffer, users might perceive our network as not functioning properly and our business, results of operations and financial condition could suffer.

REGULATION AND THIRD PARTY OWNERSHIP COULD REDUCE THE VALUE OF OUR DOMAIN NAMES WHICH WOULD HARM OUR BRAND RECOGNITION.

        We own numerous domain names both in the United States and internationally. These domain names are important because they allow visitors to locate our web sites and build brand recognition. Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. Because of this and as a result of third parties acquiring our domain names in other jurisdictions, we might not acquire or maintain our domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. If this occurs, our business, results of operations and financial condition would suffer.

OUR PRODUCT SALES AND REVENUE GROWTH DEPEND ON THE CONTINUED POPULARITY AND ACCEPTANCE OF THE INTERNET, WHICH MAY DECLINE IF NEW LAWS AND GOVERNMENT REGULATIONS SURROUNDING THE INTERNET ARE APPLIED.

        If the popularity and acceptance of the Internet as an effective medium of commerce does not continue to grow or declines, our product sales and revenue growth will be harmed. We are significantly dependent on the Internet to process the sale of our products. In April 2000, substantially all of our sales were processed through our valinux.com web site. We are also planning on deploying enhanced e-commerce applications to foster closer relationships with our customers, facilitate Internet-based ordering and tracking, and sales processing. As the use of the Internet continues to evolve, increased regulation by federal, state or foreign agencies in areas including user privacy, pricing, content, and quality of products and services becomes more likely. Our e-commerce activities might subject us to the jurisdiction of the legal systems of other countries. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Laws and regulations applying to the solicitation, collection, processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of April 28, 2000, all of our cash and cash equivalents were in money market and checking funds.

        We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

        During the quarter ended April 28, 2000, we issued an aggregate of approximately 2.7 million shares of VA Linux common stock (including shares held in escrow) in exchange for the outstanding shares of TruSolutions, NetAttach, and Precision Insight. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        10.19  Supplier Agreement between VA Linux Systems, Inc. and
               Network Engines, Inc. dated March 1, 2000*

        27.1   Financial Data Schedule.

               * Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

(b) Reports on Form 8-K

        VA Linux filed four reports on Form 8-K during the quarter ended April 28, 2000. Information regarding the items reported is as follows.

Date                    Item Reported On
----                    ----------------
February 14, 2000       VA Linux announced the execution of a definitive
                        acquisition agreement with Andover.Net.

March 2, 2000           VA Linux announced financial results for the fiscal
                        quarter ended January 28, 2000.

April 12, 2000          VA Linux announced the acquisition of NetAttach, Inc.

April 12, 2000          VA Linux announced the acquisition of TruSolutions, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VA LINUX SYSTEMS, INC.


DATE:  June 12, 2000                  BY: /s/  Larry M. Augustin
     -------------------------            -------------------------------------
                                      Larry M. Augustin
                                      President and Chief Executive Officer


DATE:  June 12, 2000                  BY: /s/  Todd B. Schull
     -------------------------            -------------------------------------
                                      Todd B. Schull
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT              DESCRIPTION
   -------              -----------
    10.19         Supplier Agreement between VA Linux Systems, Inc. and
                  Network Engines, Inc.*
    27.1          Financial Data Schedule

--------------
* Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.