Form 10-K405
period 2000-07-28
VA LINUX SYSTEMS INC
filed 2000-10-26
CIK 1096199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 28, 2000 OR

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

                47071 BAYSIDE PARKWAY, FREMONT, CALIFORNIA, 94538
          (Address, including zip code, of principal executive offices)

                                 (510) 687-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

As of September 30, 2000, there were 52,647,849 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2000 (based on the closing price for the Common Stock on the Nasdaq National Market on September 29, 2000) was approximately $1,563,528,379.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 28, 2000 are incorporated by reference into Parts II and III of this Form 10-K.
Specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with Registrant's Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

The following description of our business contains forward looking statements, including, without limitation, statements regarding future financial performance and results of our operations; technological trends in the computer industry; our future product and service offerings, costs and features; the ultimate success of our product and service offerings; anticipated domestic and international revenue; future gross margin on products and services; management's strategy, plans and objectives for future operations, including additional offices in foreign markets; demand for our products and service plans; the future functionality, business potential, demand for, and adoption of build-to-order software, the Build-to-Order Software Selector (BOSS(TM)), and the Open Source Development Network (OSDN(TM)); growth in adoption of and support for the Open Source development model; use of the OSDN and the expansion of the range of Open Source software applications. Actual results may differ materially from those projected in such forward-looking statements due to various factors, including, without limitation: competition with, and pricing pressures from, larger, more established companies and smaller, general purpose and highly specialized manufacturers; the rate of growth and acceptance of Linux and the Open Source software development model; our ability to continue to introduce new products and services, and to expand its business and operations, particularly internationally; the fact that we have incurred and expect to continue to incur substantial losses; our dependence upon an Open Source business model, independent third-party Linux developers, and its single source contract manufacturer and suppliers; our reliance on sales of systems and its success in expanding its services business; our reliance upon strategic relationships with other companies and its ability to negotiate and implement specific terms relating to them; the scarcity of Linux-based applications; our dependence on its Internet-based businesses; the enforceability of the GNU General Public License; our ability to attract and retain qualified personnel, especially in professional services and overseas; our acquisition strategy and its ability to successfully integrate Andover.Net and other acquired companies into its operations; market acceptance of Linux and Open Source software generally; rapid technological and market change; manufacturing and sourcing risks; the impact of rapid evolution of the Linux market on our ability to forecast demand and results; our quarterly sales cycle and fluctuation in demand for our products and services, with increased fluctuation due to our concentration of customers in the Internet infrastructure industry; claims and potential damages resulting from information or postings on our Internet sites; and risks associated with the Internet infrastructure and regulation. The following business description should also be read in conjunction with the Risk Factors contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report for the fiscal year ended July 28, 2000.

    We are a leading provider of expertise in Linux and Open Source software, delivered through build-to-order systems, professional services, and the OSDN online network. Since our inception, we have focused exclusively on developing and selling Linux-based solutions. We have over five years of experience serving commercial Linux-based customers. This experience, combined with our broad base of technical expertise in Linux systems and software and our close ties to the Open Source development community, enable us to develop Linux-based solutions that we believe are generally more reliable, scalable and cost-effective than those based on proprietary software solutions.

    Our solutions offer the following:

    o Systems -- We offer a broad line of Linux systems built to customer specifications and optimized for use in a variety of computing environments. In particular, we have devoted significant engineering efforts to design servers for Internet-related applications. According to statistics released by International Data Corporation's Worldwide Quarterly Server Tracker in September 2000, in the second calendar quarter of 2000, VA Linux ranked as the number two vendor of Linux servers in the United States, based on factory revenue, with 20% market share, and number three worldwide.

    o Software -- We develop and pre-install on our systems customized versions of the Linux operating system designed to enhance the performance and reliability of our solutions for our customers' needs.

    o Services -- We provide a full range of technical and professional services centered around Linux and Open Source software. Professional services can consist of Open Source software community-building; Linux porting; planning, implementation, installation, support and integration of Linux systems; and security audits. Technical and support services can include 24 hour a day, seven day a week, toll-free telephone support and onsite services by Linux professionals.

    o OSDN -- We communicate directly with our customers and the Open Source community through our OSDN web sites, including our flagship web site sourceforge.net, an online development center for Open Source, which, as of October 2000, is the home for more than 10,000 projects and has more than 70,000 registered developers. The OSDN includes properties such as slashdot.org and freshmeat.net, which we acquired with Andover.Net, Inc. in June 2000.

    A majority of our Linux-based solutions are sold to customers implementing or expanding their Internet infrastructures. Linux has emerged as one of the most popular operating systems used by companies for this purpose. One of the factors contributing to the popularity of Linux is that it is an Open Source operating system. The term Open Source applies to software that can be copied, modified and distributed, generally without any associated fee and with few restrictions. As such, the source code for Linux can be downloaded from the Internet free of cost. Popular Open Source software like Linux is continuously maintained and improved by large communities of developers who share information, code and suggestions. This collaborative environment has been facilitated and enhanced by the growth of the Internet and the availability of low-cost computing resources. These market trends have fueled significant increases in the number of developers working on Open Source projects, the frequency of software releases and the speed of feature development and error correction.

    Our strategy is to enhance our position as a leading developer and provider of advanced Linux and related Open Source solutions by:

    o continuing to demonstrate technical leadership in Linux and related Open Source technologies that run on the Linux operating system and provide additional business software applications for our customers. These software applications include the Apache web server (which allows for the service of web pages), the Samba file server (which provides file services) and the Sendmail electronic mail server (which allows the exchange of e-mail messages). We have demonstrated technical leadership in the Linux community by being the first company to introduce several Linux features for Intel-based systems, in areas such as memory, device support and data storage;

    o utilizing direct sales and distribution of our systems over the Internet to reduce the cost of delivering our solutions by improving the efficiency of order processing;

    o continuing to leverage the Internet and our OSDN web sites to accelerate the development of new Open Source software and communicate with our customers and the Linux community in a cost effective way;

    o  speeding development of the Open Source market and community;

    o continuing to apply Open Source practices, such as encouraging community involvement within our business and products; and

    o  increasing our brand awareness.

    Cultivating close ties with the Open Source community has enabled us to recruit members of this community and thereby assemble a team of software engineers and community professionals who have significant expertise relating to the Linux operating system and applications and collaborate on Open Source development projects. We believe that involvement in these various development projects and the close ties fostered by participation in these projects allows us to remain abreast of technical advances, react more quickly to new developments in the Linux operating system and hire knowledgeable software engineers to develop products responsive to the evolving Linux market. As a Linux vendor, it is imperative that we maintain close relationships with the Open Source developer community and offer a forum where our customers and Open Source community members can interact. We are firmly committed to supporting the continued growth and success of the Open Source model and developer community.

    We were incorporated in January 1995 in California as VA Research, Inc. In June 1999 we changed our name to VA Linux Systems, Inc., and in December 1999 we reincorporated in Delaware. In December 1999, we sold 4,400,000 shares of common stock to the public in our initial public offering. Our principal executive offices are located at 47071 Bayside Parkway, Fremont, California, 94538, and our telephone number is (510) 687-7000. Our corporate web site is located at valinux.com.

                                 ---------------

    CLUSTER CITY, FULLON, GOFULLON, LINUX HARDWARE SOLUTIONS, the Linux Hardware Solutions logo, SERVICE TLC, STARTX, SUPPORT TLC, SOURCEFORGE, TOTAL LINUX COVERAGE, VA TLC, BOSS, OSDN, VA LINUX SYSTEMS and our logo are trademarks, trade names or service marks that we use. We have applied for federal trademark registration only for the VA logo, FULLON, STARTX, the Linux Hardware Solutions design orb, SOURCEFORGE and VA TLC. This Form 10-K contains other trademarks and trade names of other companies.

INDUSTRY BACKGROUND

The Internet Build-Out

    The Internet is rapidly becoming a critical resource for business. Companies that successfully build an online presence can more efficiently conduct business with partners and suppliers, communicate with customers and employees and address the rapidly growing, global base of online consumers. To remain competitive, companies are being forced to offer more sophisticated Internet services more rapidly. As a result, their computing environments are becoming more complex and their demand for Internet infrastructure is growing.

The Growth of the Internet is Fueling Demand for Linux and Other Open Source Solutions

    In seeking cost-effective, reliable and secure infrastructure for their Internet services, companies are increasingly implementing Open Source software. Popular examples of Open Source software include the Linux operating system, the Apache web server, the Samba file server and the Sendmail e-mail server.

    The nature of Open Source software makes it easy for multiple groups, commercial and non-commercial, to create "distributions," or collections, of this software. The most well known distributions of Linux, for example, include those from Caldera Systems, Inc., Debian, Red Hat, Inc., and S.u.S.E. In most cases, there are only minor technical variations among distributions and software applications designed for Linux can run consistently across all of them. When variations among distributions occur, they are generally market-based. For example, some distributions are localized for different languages or optimized for different hardware systems.

    The following points illustrate some of the benefits we believe consumers receive by implementing the Linux operating system and related Open Source solutions:

        Rapid Development and High Quality. Traditional software vendors that create proprietary software programs rely on a limited pool of software engineers to correct software errors and develop new software or software enhancements. In contrast, any end user can access the source code to develop new features and applications or suggest fixes and improvements to Open Source software. As a result, businesses are not dependent on a single third party vendor and can rely on a larger pool of software engineers and service providers. In addition, these software projects promote independent peer review. This system of peer review is designed to ensure the quality of all submissions and changes to the code. Furthermore, we believe that opening source code to the public ensures that security flaws are quickly identified and eliminated, often making Open Source software more secure than proprietary software.

        Customer-Focused Solutions. The lack of access to the source code of proprietary software often makes it more difficult and, usually, more costly to integrate into existing systems than Open Source software. In addition, in an environment where anyone can access and modify the source code, internal development personnel in an organization can leverage the efforts of a broad community consisting of other information technology specialists and independent programmers to develop customized solutions more rapidly and at a significantly lower cost. End users' ability to modify Open Source software also results in Open Source software implementations that are tailored to meet customer needs.

        Lower Cost of Ownership. Consumers can significantly decrease the cost of owning and servicing their computing systems in an Open Source environment. This is because the sale price of the computing system typically accounts for only a small portion of the total cost of owning a system, whereas the bulk of the costs are attributable to services such as training, support and maintenance, which are largely software support-related activities. Therefore, in addition to having the ability to install an unlimited number of copies for free, we believe that consumers can further reduce their costs by sourcing services from more than one party, avoiding the significant margins that proprietary software vendors can charge as a result of their exclusive knowledge of the product. Open Source software solutions create a competitive, multi-source market for these software support services.

    The benefits of Open Source initiatives have accelerated the market penetration of Open Source software, especially in environments such as the Internet where highly reliable, secure, low-cost and customizable solutions are essential. For example, in June 2000, Apache, an Open Source web server, commanded a 62% share of the Internet server market, according to the July 2000 Netcraft Web Server Survey (netcraft.com/survey), as compared to 20% for Microsoft Corporation's Internet Information Server.

Linux is the Leading Internet Operating System

    Linux has emerged as the leading operating system for the Internet. According to the July 2000 Netcraft Web Server Survey (netcraft.com/survey), almost 30% of all active web sites run on Linux as of June 2000, making Linux the most popular operating system for public web sites. We believe that this growth is largely attributable to decisions by information technology managers to deploy Linux as a highly cost-effective and reliable way to support web services. We believe that the reliability, security and continuous improvement of Open Source software, complemented by its low cost, will continue to make Linux a preferred solution for delivering Internet services.

The Challenge in Delivering Open Source Solutions

    As companies adopt software solutions that are created in an Open Source environment as part of their critical business operations, they face new challenges. To help maximize the advantages of these software solutions and address these challenges, consumers require the assistance of vendors that have significant Open Source expertise and are able to provide timely and qualified Open Source professional services and customer support. The rapid evolution of Open Source software requires Open Source vendors and support providers to:

    o continuously develop knowledge of the ongoing changes in popular Open Source software;

    o actively engage in research and development with the Open Source development community; and

    o leverage the expertise of this community to deliver customized solutions.

    In addition, as Open Source software becomes more complex, its interactions with a diverse range of commodity hardware platforms become more difficult to support. Supporting too broad a set of hardware platforms and software offerings can overwhelm many service and support organizations. As a result, vendors must maintain a thorough understanding of the interoperability of Open Source software and hardware platforms and tailor their offerings to provide the best available hardware and software products.

    Traditional server, workstation and personal computer vendors primarily depend on highly controlled and scheduled releases of software from major proprietary software developers. This regimented software environment enables the disaggregation of hardware, service and support delivery among multiple companies, while keeping systems and service offerings tied to new proprietary software releases. Given the rapid rate of development in commodity hardware markets, systems vendors have become reliant on this controlled software release process to coordinate the development and create the demand for new products and services. As Open Source software gains market acceptance, its rapid and relatively unconstrained pace of development disrupts these well-defined processes and poses significant challenges for traditional systems vendors and service providers. To effectively deliver Open Source solutions to large companies, vendors will need to simultaneously:

    o   capitalize on the rapid pace of Open Source software development;

    o   manage the high rate of change in commodity hardware markets; and

    o integrate the best available Open Source software and system components to produce the highest-quality solutions for particular customer needs.

    We believe that, in order to satisfy these market requirements, Open Source vendors must deliver integrated system, software and support solutions to customers.

The Market Opportunity for Open Source Vendors

    We believe that Open Source solutions will continue to gain market acceptance as the limitations of more expensive and less customizable proprietary applications become more pronounced. To date, few large Intel processor-based systems vendors have focused their businesses solely on delivering high-quality systems optimized for Linux and other Open Source software, despite their announcements of product support for Linux. These vendors primarily utilize proprietary operating systems and applications from vendors such as Microsoft. Alternatively, some systems vendors, such as Sun Microsystems, Inc., offer their own proprietary software. Few such vendors maintain significant expertise in creating and implementing Open Source systems, nor do they have extensive ties to the Open Source community. Linux software and service vendors, on the other hand, have little experience in developing and supporting systems that are optimized for Linux.

SOLUTION

    We are a leading provider of expertise in Linux and Open Source software, delivered through build-to-order systems, professional services, and the OSDN. We offer high-quality Linux systems that are designed for optimal performance, reliability and scalability in business and Internet-based computing environments. We offer comprehensive professional services and customer support. And we manage the OSDN, the leading Open Source online development network. Our products and services offer the following:

Integrated Linux-Based Solution

    We offer a single point of contact for all Linux product, service and support needs. Our Linux systems are used in a variety of computing environments, ranging from small desktops to complex, high-performance, groups of servers and are differentiated to meet the price, performance and scalability requirements of our customers. For example, for the Internet server markets, we offer compact servers with high storage capabilities that we engineer for use by companies with physical space constraints. We also offer professional services, consisting of planning, implementation, installation and integration, security audits and performance analysis, as well as 24-hour toll-free telephone support and onsite services by Linux professionals. We also offer Open Source specific services. For example, we have worked with the Hewlett-Packard Company on improving the quality and availability of Open Source printing software.

Depth of Technical Expertise in Linux and Other Open Source Software

    We focus on Linux-based solutions and have developed a comprehensive understanding of our customers' Linux needs. In addition, by cultivating close ties with the Open Source community, we have assembled a world-class team of Linux and Open Source software engineers and community professionals who collaborate on Open Source development projects. Many of our current employees are leading contributors to Open Source projects. Notably, Intel Corporation has contracted with us to port the Linux operating system to its next generation series of microprocessors that are used in computers. We believe that our involvement in these projects and our investment in Linux expertise helps position us as an integral member of the Linux development community. This also helps enable us to remain abreast of technical advances and react quickly to new developments.

High-Quality, Cost-Effective Solutions

    We offer high-quality systems that we believe provide our customers with significantly lower total costs of system ownership. The Linux expertise of our engineers enables us to design servers, storage devices, and workstations that are tuned for optimal performance, reliability and scalability in Linux environments. Our engineers work with engineers of major component vendors, such as IBM/Mylex and Matrox Electronic Systems, to improve the performance of their subsystems and components and attain interoperability with Linux and other Open Source products. We integrate widely available commodity hardware components, popular Linux distributions and Linux service and support to deliver comprehensive low-cost, high-quality industry-standard systems to our customers. By contrast, customers of other vendors are required to purchase Linux service and support separately from their systems providers, which adds significantly to the total cost of their systems.

Build-to-Order Software

    We pioneered the idea of build-to-order software. In this model, our customers make decisions about what software packages are loaded on their systems at the time of purchase. This capability offers many benefits. First, in the server market, it offers the replicability and single-purpose server software environment that customers have enjoyed from "server appliance" vendors, but without any of the inflexibility; server appliances are fixed-function servers. Second, build-to-order software is ideally suited to Open Source, where there are no proprietary operating system vendor restrictions compelling OEMs to load software packages purely in the proprietary operating system vendors' interest. Over time, we intend to link this system with the OSDN to allow integration of the latest packages on the web. In addition, we believe this software neutrality, by freeing us from specific alignment with a particular Linux distribution, resonates with the goals of a broad section of the Open Source community, thus improving our ability to recruit and retain the best community talent.

OSDN

    As a Linux vendor, it is imperative that we maintain close relationships with the Open Source community and offer a forum where our customers and Open Source community members can interact. We manage the Open Source Development Network (OSDN) to serve our customers and the Open Source community. The OSDN includes Sourceforge.net, our flagship Open Source development center. Sourceforge offers developers a complete on-line development environment for updating, downloading, and discussing Open Source projects. From its inception in January 2000 through October 2000, Sourceforge has attracted more than 10,000 projects, which we have estimated to be more than two-thirds of the total known Open Source projects, and more than 70,000 registered developers. More than three million unique users view the OSDN every month, making it one of the top 100 web destinations in the world.

STRATEGY

      Our objective is to enhance our position as a leading developer and provider of advanced Linux and related Open Source solutions. Key elements of our strategy are to:

Continue to Demonstrate Technical Leadership in Linux and Related Open Source Technologies

    As an Open Source technology leader, we will enhance our position in the marketplace and reinforce our ability to bring high-quality solutions and support to our customers. We expect to continue to recruit experts who are fully engaged in Open Source development projects. We intend to remain at the forefront of high-performance Linux systems and software development, as demonstrated by our development of high-density Linux servers and our software to manage groups of servers. Further, we intend to leverage our business agreements with leading technology companies to reduce the time-to-market for Linux support for emerging hardware technologies, such as the porting of Linux to Intel's future 64-bit processor family. In addition, we intend to extend our model into support of more specialized servers, such as our recently announced network attached storage (NAS) products.

Utilize Our Direct Distribution Model

    We intend to gain immediate feedback from customers on our designs and product quality by using a direct sales and distribution model. We believe this will enable us to improve our solutions much faster and more precisely than if we were to utilize a traditional reseller-distributor model. By communicating our users' critiques on Open Source software reliability, usability and scalability to the Open Source community, we believe we will facilitate improvements in the quality of Open Source software. Furthermore, we intend to use the direct distribution model to expand our build-to-order fulfillment capability, which we have recently expanded to include BOSS(TM) (Build to Order Software Selector), the world's first build-to-order software methodology, designed to minimize inventory costs, increase margin and lower prices to our customers. We believe the direct model is the most effective means of reaching customers and establishing long-term customer relationships.

Continue to Leverage the Internet

    As a company that specializes in Linux solutions, Internet strategies are central to our operations. We intend to continue to strengthen the range of available Open Source software, the tools available to the Open Source community, our brand and our Internet presence through expansion of our commercial web site and our management of community-oriented sites in the OSDN. We also plan to use the Internet to enhance our relationship with our customers and suppliers by delivering highly customized order and account information and offering creative self-service programs. Currently, substantially all system orders are placed through our valinux.com web site. In addition, we intend to continue to engage in Internet-based strategies, which promote closer ties between our customers and the Open Source community. We intend to build strong community relationships by providing Internet resources to Open Source community members who want to lead or contribute to Open Source projects.

Accelerate Development of the Open Source Market and Community

    We intend to continue to invest resources for the development of Open Source technologies and the Open Source community. We intend to increase the variety and quality of Open Source applications by encouraging our customers to join with members of the Open Source community in application development. By promoting Open Source solutions, we believe we will raise awareness of Open Source software capabilities. We intend to increase the credibility of Open Source solutions and educate customers who are currently unaware of its benefits by collaborating with established technology companies such as database developers and Internet software providers.

Continue to Apply Open Source Practices Within Our Business and Products

    The popularity of Linux and other Open Source products demonstrates the success of innovative, highly collaborative software development models. These models have been made possible only in recent years through the widespread availability of the Internet. We seek opportunities to apply similar models of Internet community collaboration across our business, in such areas as market research, product development and ongoing customer support. For example, we are collaborating with members of the Open Source community to help develop a more secure version of Linux for use in university computing environments. We will continue to embrace the Open Source model not only in the creation of new products and services, but also in the overall execution of our business model.

Increase Brand Awareness

    We believe that continuing to build our brand is vital to our success in providing Linux-based solutions and strengthening our presence in the Linux and Open Source communities. We have established a reputation for providing high-quality Linux systems and support and for promoting Open Source community involvement. We intend to continue to promote our brand through a variety of campaigns, including promotion of the OSDN, public relations activities, and tightly focused advertising campaigns in computer-related publications and general business media. We also intend to continue to contribute engineering resources, leadership, systems and other services to Open Source development projects and to community-wide support organizations, such as Linux International and the Linux Standard Base.

PRODUCTS, SERVICES AND THE OSDN

    We offer an end-to-end Linux-based solution for our customers, including systems, software, services, and on-line development centers. Our systems are designed to meet the reliability and scalability requirements of Internet infrastructure and other computing intensive markets. Sales of our systems accounted for approximately 95% of our net revenues in fiscal 2000 and all of our sales in fiscal 1999. Generally, we do not grant our customers any rights to return products. We provide allowances for warranty costs at the time of shipment.

    Unlike traditional systems vendors, we design our products exclusively around the Linux operating system. All our systems and components are tested and configured for optimal Linux compatibility and include support and service as a standard feature. In addition to system support, we offer professional service capabilities that provide in-depth Linux and other Open Source software expertise to our customers. Finally, through the OSDN, we offer tools and services for the Open Source development community that we believe help create better software faster.

Computing Systems

    We sell a broad line of Linux desktop and server systems. Our Linux systems are built to customer specifications and can be optimized for a wide range of applications and environments. We build our products with standard components that adhere to the Intel processor architecture and are carefully selected and tested for optimal performance in Linux environments. We believe our comprehensive testing methodology, combined with our significant expertise in solving hardware and software integration issues in Linux environments, assures our customers that our systems will not suffer from incompatibility problems. Our design decisions reflect the benefit of our direct channel sales strategy, which provides us with early and frequent customer feedback on product improvements.

    All our systems come pre-installed with a version of a popular Linux distribution, which we and our clients can customize, using BOSS, to enhance quality and performance for our customers' particular application requirements. We immediately post all improvements to popular distributions to the Internet in Open Source form, enabling us to maintain our standing as an active Open Source community participant.

    We have devoted significant engineering efforts to design our servers for Internet-related applications. For example, we have focused on reducing the height of our server designs to facilitate high-density installation. This reduces our customers' space requirements, which can, among other things, lower the costs of implementing our systems in co-location facilities. Our 2250 model server product offers one of the highest disk storage densities of any similar server system in the industry for any operating system. In addition, the 2250 server product features support for a configuration of multiple disks, which provide back-up in the event of a system failure. The 2250 model server product features a dual processor configuration, which allows up to five 1.6 inch 10,000 revolutions per minute disk drives, any of which can be swapped while the system is running.

    We offer a broad range of desktop configurations, from value-priced to high-performance models. Our high-performance desktops are designed for computing-intensive applications, such as Linux development. Most of these products feature a configuration of multiple disks, which provide back-up in the event of a system failure, and external storage, which positions these products as departmental file and database servers.

    Our customers benefit from a single point of contact for complete system support. All our system sales include six software support calls for the first 12 months, along with two day return-to-depot hardware service. By contrast, customers of other vendors are often required to purchase Linux service and support separately from their system provider, which can add significantly to their total cost.

    We frequently introduce new configurations. The following table details our server and desktop configurations available as of September 2000:

-----------------------------------------------------------------------------------------------------------------------
PRODUCT MODELS       PROCESSOR                        MEMORY           INTERNAL DISK     TARGET MARKET
-----------------------------------------------------------------------------------------------------------------------
420                  Intel Celeron or Pentium III     64-256MB         6.4GB             Linux community developers
-----------------------------------------------------------------------------------------------------------------------
StartX MP            Intel Pentium III (dual)         128MB-1GB        10.2 - 36.4 GB    Software developers
-----------------------------------------------------------------------------------------------------------------------
1150 (1U)            Intel Pentium III                up to 2GB        9.1-72GB          Internet and web serving
-----------------------------------------------------------------------------------------------------------------------
1000 (1U)            Intel Pentium III (dual)         up to 2GB        20 - 36.4 GB      Internet and web serving
-----------------------------------------------------------------------------------------------------------------------
2130 (2U)            Intel Pentium III                up to 512MB      10 - 60 GB        Internet and web serving
-----------------------------------------------------------------------------------------------------------------------
2200 (2U)            Intel Pentium III (dual)         256MB-2GB        6.4 - 365 GB      Internet and web serving
-----------------------------------------------------------------------------------------------------------------------
4450 (4U)            Intel Pentium III Xeon (quad)    up to 4GB        9.1 - 180 GB      Application & data serving
-----------------------------------------------------------------------------------------------------------------------

SERVICE AND SUPPORT

    We believe that in an Open Source computing environment an integrated product and service organization is essential for the delivery of effective and low-cost solutions. Because of the variability of Open Source software and the challenges associated with integrating this continuously evolving software with standard hardware packages, we believe only a vendor that has expertise with both can maintain a strong standing in the Open Source community and be in a position to select the best available software and hardware products to provide high-quality, low-cost solutions to customers.

    Open Source Community Relationship. The quality of our services is dependent on the efforts and the expertise of members of the Open Source community. It is imperative, therefore, that we continue to work productively with these community members. We do so by actively sponsoring, contributing to or otherwise supporting dozens of Open Source projects. We established the OSDN web sites to provide a neutral forum for Linux and Open Source development, software distribution, and information and links to other members of the Open Source community. In addition, unlike some vendors of Linux distributions that act as intermediaries between Linux users and developers, we help establish direct communication between our customers and members of the development community.

    Professional Services. We have established a professional service organization that offers a comprehensive suite of services designed to reduce our customers' time to implement Linux-based infrastructure solutions and improve the scalability and security of these solutions. These services include planning, installation, systems integration, support and security consulting with respect to Linux solutions. We have worked with companies such as Hewlett-Packard and Cadence Design Systems, Inc. on assignments to help them bring their software to Linux and the Open Source community. We have also begun working with companies who are interested in putting OSDN site technology, such as the infrastructure behind sourceforge.net and slashdot.org, into private use behind corporate firewalls.

    Technical Support. We offer a broad range of Linux technical support products under the product family "Total Linux Coverage" or "VA TLC." For our commercial customers, we offer 24 hour per day, seven day per week access to our technical support specialists by telephone and the Internet. For smaller customers or end users, we also offer per-incident technical support products and upgrades through a toll-free telephone number and our web site. All products include comprehensive support for our systems and Linux software.

    Extended Warranties and Onsite Maintenance. As part of our Total Linux Coverage product family, we offer customers a broad range of warranty and on-site maintenance services. Our standard service options include next business day on-site response for systems maintenance throughout North America and three year warranties for systems and components. For our commercial customers, we offer same day priority on-site response, with assigned technical support specialists for their specific Linux configuration.

    Customer Service. Our customers can access 24 hour per day, seven day per week phone and on-site support across the United States and Canada. We collaborate with DecisionOne, a leading provider of computer maintenance and support services, for the provision of call center and onsite service functions to our customers. We have trained certain DecisionOne employees, who are dedicated to Linux support and who do not support any other systems vendors, to provide these services.

OSDN

    A central component of our business strategy is to leverage the Internet to enhance our ties with the Open Source development community and promote market acceptance of Linux solutions. The Internet is the primary communication medium for Open Source community vendors and developers. In addition, information about Linux is widely dispersed on the Internet. Therefore, prominent web sites are important to attract Open Source community members, providing a forum to link customers with other community members, facilitating the initiation of Open Source projects and promoting the growth of Linux-based solutions.

    In addition to our support of numerous Open Source web sites through the donation of systems, hosting and systems administration support, we own and manage several sites that are widely used by the Open Source community and our customer base. This network is known as the Open Source Development Network
(OSDN). Per month, the OSDN receives more than 75 million page views and more than three million unique visitors.

    On June 7, 2000, in an acquisition accounted for under the purchase method of accounting, we acquired all of the outstanding shares of Andover.Net, Inc. for approximately $342,000,000 (including acquisition costs of approximately $5,000,000). Andover.Net provides products, online tools, news and other services for programmers, software developers, web site designers, technology managers and corporate buyers. The purchase price included 6,986,000 shares of our common stock valued at $315,000,000 and the assumption of outstanding options to purchase our common stock valued at approximately $22,000,000. The former Andover.Net web sites are now part of the OSDN, which includes:

o sourceforge.net, our flagship web site and development center. As of October 2000, Sourceforge is the development home for more than 10,000 Open Source projects and has more than 70,000 registered developers. We believe that this represents more than two-thirds of the known Open Source projects in the world.

o slashdot.org, our most popular site. A "village pub" for the Open Source community, Slashdot carries news and interactive commentary on topics of interest to the community.

o freshmeat.net, the world's leading Open Source index and is the most popular update notification service for Open Source developers.

o linux.com, which contains news, links and articles of interest to Open Source community members. Its focus is on corporate Linux usage, customization and support.

o themes.org, a repository of desktop themes. Desktop themes are background images, icons and other graphic customizations for the window systems used in Linux and popular Unix operating systems.

o questionexchange.com, a brokerage service between Open Source users and the Open Source community for support questions.

o valinux.com, our e-commerce site, which provides company and product information and allows customers to order customized systems as well as to access professional and customer support online.

ENGINEERING

    We offer our customers a broad range of technical expertise in Linux-based systems and software design. Our organization combines extensive knowledge of hardware architecture with in-depth expertise on how to optimize the performance of Linux for these architectures.

    In fiscal years 2000, 1999 and 1998, we recognized research and development expenses of $12.4 million, $3.2 million and $180,000, respectively.

Software Engineering

    Our software engineers primarily work to advance Linux and related Open Source software technology and customize popular Linux distributions for our customers. We participate in the development of Linux and our team includes many recognized technologists who have made significant contributions to the Linux code base. As a result, our software engineers enjoy an in-depth understanding of the capabilities of the Linux operating system. Our software engineers concentrate their efforts on several Linux disciplines, including kernel, file system and driver development; distribution and product releases; and advanced projects, such as desktop and graphics applications and software to manage groups of servers.

Systems Engineering

    Our systems and mechanical design engineers design our printed circuit boards, sheet metal chassis and molded plastic parts and have significant expertise in designing high-density Intel processor-based systems, including backplane and high-performance input/output design. We believe our designs are industry leaders in storage density, clustering technology, thermal management capabilities, manufacturability, reliability, serviceability and low cost.

Open Source Development Projects

    We devote some of our resources to, and encourage our employees to be actively involved in, Open Source development projects. By contributing to these projects, our employees expand our relationships with Open Source community members, assist in improving Open Source software and remain current with all developments in the Open Source community. Our employees actively contribute to a variety of significant and on-going Linux projects. The following table highlights some of these efforts:

PROJECT                        DESCRIPTION                             PARTICIPATING EMPLOYEES
-------                        -----------                             -----------------------
Linux Kernel                   The core of the Linux                   Ted T'so
                               operating system                        San "nettwerk" Mehat
                                                                       Leonard Zubkoff
                                                                       Walt Drummond
                                                                       H. J. Lu
XFree86                        A server for the Xwindow                Mark Vojkovich
                               system that runs on Unix and            Brad Grantham
                               Unix-like systems                       David Dawes
Enlightenment                  Window manager for the                  Geoff "mandrake" Harrison
                               Xwindow system                          Carsten "rasterman" Haitzler
VACM                           Software to manage groups, or           Michael Jennings
                               clusters, of servers                    San "nettwerk" Mehat
Samba                          A file server                           Jeremy Allison
Perl                           A programming language                  Chip Salzenberg
Debian                         A Linux operating system                Sean Perry
                               distribution                            Joey Hess
Linux International            A Linux advocacy group                  Jon "maddog" Hall

CUSTOMERS

    Our Linux products and services are targeted primarily at Internet infrastructure and scientific computing applications that demand highly scalable and reliable solutions. We believe that sales related to Internet infrastructure solutions will represent an increasing portion of our revenues. In addition, as Linux becomes more widely used, we believe that there could be a significant opportunity to increase sales of Linux desktops. In fiscal 1998 and 1999, no customer accounted for more than 10% of net revenues. In fiscal 2000, only Akamai Technologies, Inc. accounted for more than 10% of net revenues, at 18.3%.

SALES AND MARKETING

    We sell our products and services primarily through our direct sales organization in the United States, Canada, France, the United Kingdom, Germany, the Netherlands, and Switzerland. We recently established a majority-owned subsidiary in Japan.

    Our sales personnel rely on our commercial web site, valinux.com, to expedite and process sales. valinux.com incorporates an advanced ordering system that offers customers and the company a single point of order entry. Since October 1999, substantially all our sales have been processed through our web-based ordering system. Most of these orders resulted from the efforts of our direct sales personnel. We believe that, as we build brand name recognition and as market acceptance of Linux solutions increases, a larger percent of sales will occur without direct salesperson support.

    We continuously strive to associate our brand with Linux and the Open Source community in general. We market our products and services aggressively through on-line advertising campaigns, traditional media advertising programs, trade shows, Internet-based video seminars and through our own Internet portals. Our marketing efforts are both broad-based and focused on specific market segments that represent significant short-term lead-generation opportunities, such as the Internet infrastructure and scientific computing markets. Our Internet infrastructure marketing includes joint-marketing programs with managed hosting and co-location facilities, such as Exodus and SiteSmith.

MANUFACTURING

    With the exception of a small internal systems integration and prototyping facility, we have relocated our internal manufacturing organization to Synnex Information Technology, Inc.'s manufacturing facility in Fremont, California. While all current volume manufacturing is conducted in Fremont, California, we expect to initiate contract manufacturing and distribution activities internationally with Synnex in Europe and Asia should sales in those geographic regions grow sufficiently. We selected Synnex for its technical expertise in build-to-order production and distribution, large scale component purchasing and distribution capabilities and international operations. Our relationship with Synnex has enabled us to reduce our manufacturing and component costs significantly.

    Substantially all of our functional test, quality assurance and software loading software utilized by Synnex in the manufacturing process has been developed and is owned by us. Testing and quality control processes are also applied to components and parts. Synnex's build-to-order process enables us to rapidly manufacture customized computer systems and to achieve high inventory turnover rates and reduced inventory levels, which lessens exposure to the risk of declining inventory values. This flexible manufacturing process also enables us to quickly incorporate new technologies and components into our process while mitigating the risk of excess and obsolete inventories. Our inventories are stated at the lower of cost or market, using the first-in, first-out method, and are comprised of materials component costs from vendors.

    By maintaining rigorous quality control processes, we are able to supply high quality products. We test components, parts and subassemblies at various stages in the manufacturing process. We also conduct on-going production reliability audits and defect tracking for early identification of workmanship and component problems.

    Although most of our components are standard products sold by multiple vendors, some are available only from one source. For fiscal 2000, we had a single source for power supplies used in our 2100 and 2200 model server products, MicroEnergy Inc. For fiscal 2001, MicroEnergy, Inc. is our single source for power supplies used in our 2100 and 2200 model server products; Converter Concepts, Inc. is our single source for power supplies used in our FullOn model of server product; Tyco International is our single source for backplane circuit boards, motherboards and central processing units in our server products; and Mylex Corporation is our single source for our RAID hard disk controller cards. It would be difficult for us to identify another source of supply if any of these suppliers were unable to meet our requirements for any reason. We do not have a binding long-term agreement with MicroEnergy, Converter Concepts Inc., Tyco International or Mylex Corporation. Therefore, we are susceptible to supply shortages and interruptions that could harm our operating results. Furthermore, overall market conditions affecting supply and pricing for key commodity components are known to fluctuate significantly at times. Recently, for example, the price of memory chips has increased significantly. Increases in costs of key components could harm our results of operations.

    We continuously seek to improve our manufacturing operating efficiencies through the use of new technologies. For example, to facilitate rapid and accurate ordering, manufacturing and fulfillment of products, we have implemented a complete end-to-end e-commerce solution. We intend to continue integrating additional order fulfillment, tracking and related functionality into our back-office systems.

COMPETITION

    We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition primarily from computer vendors that provide solutions for distributed computing systems.

    Companies offering competitive products vary in scope and breadth of products and services offered and include:

    o computer systems manufacturers such as Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard, IBM and Sun Microsystems, all of which, have qualified their systems for Linux; and

    o small, general purpose computer manufacturers that offer a small number of products, and compete with us primarily on the basis of price.

    o  Linux service and software vendors.

    We believe we compete favorably on the principal factors that will draw end users to Linux systems, which include:

    o   product functionality;

    o   quality of product and product support;

    o   total cost of ownership;

    o   system performance at different price points;

    o   reusability for multiple applications;

    o   sales and distribution efficiency;

    o   brand name recognition; and

    o   quality and availability of professional services.

    To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and grow our sales and professional services organizations. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues.

    We expect competition in the computer systems market to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to have substantial competitive advantages including:

    o greater resources that can be devoted to the development, promotion and sale of their products;

    o   more established sales forces and channels;

    o   greater software development experience; and

    o   greater name recognition.

    In the OSDN, our customers are typically high technology product, service and network companies that seek access to the demographic we target, Open Source developers. Here, we compete with other on-line networks for sponsorship. These networks include Internet.com Corporation, CNET Networks, Inc. and Tucows, Inc. We compete on the basis of our focused coverage of Open Source development, which is unique. We have achieved significant audience share through this focus, and much of the content generated on our network is from developers themselves.

    To stay competitive, we need to update the network with the most pertinent news and tools for the Open Source community on a regular basis.

    We expect aggressive competition as Open Source takes a larger role in the software market. IBM and Collab.net are both potential competitors in this space, with greater resources or more specific application of a network to a particular large Open Source project.

SEASONALITY

    Historically, sales in our second fiscal quarter have been lower than sales in the other three fiscal quarters due to the holiday season.

BACKLOG

    We have operated historically with little or no backlog. Our backlog at July 28, 2000 was approximately $10.4 million, as compared to immaterial backlog amounts for the comparable periods in 1999 and 1998. Our customers typically purchase products on an as-needed basis and require different levels of customization, all of which affect the amount of unfilled orders. In our experience, the actual amount of unfilled orders at any particular time is not a meaningful indication of our future business prospects.

INTELLECTUAL PROPERTY RIGHTS

    Our systems consist primarily of commodity hardware components in combination with the Linux operating system and incorporate many distinct software components developed by thousands of independent third parties. While we have developed some proprietary techniques and know how, most of our activities and systems are not protectable as proprietary intellectual property. To protect our proprietary intellectual property, we generally enter into confidentiality or license agreements with our employees, consultants, and corporate partners. We have also recently commenced a patent program and to date have filed two patent applications. To date, we have licensed almost all of our software development projects under Open Source licenses.

EMPLOYEES

    At July 28, 2000, we had a total of 515 employees. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

ITEM 2. PROPERTIES

    In September 2000, we relocated our corporate headquarters to Fremont, California from Sunnyvale, California. Our Fremont facility consists of approximately 140,000 square feet, which is occupied pursuant to a lease that expires in May 2010. We have subleased our Sunnyvale facility pursuant to an agreement that expires in 2005, upon the expiration of our lease with the landlord.

ITEM 3. LEGAL PROCEEDINGS

    We are not currently a party to any material legal proceedings. We may in the future be party to litigation arising in the course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The information in the section entitled "Quarterly Financial Data (unaudited)" in the Registrant's Annual Report to Stockholders for the fiscal year ended July 28, 2000 (the "Annual Report") regarding market, market price range, dividend information and registered holders of record is incorporated herein by this reference. The Annual Report is included herein as Exhibit 13.1 to this Form 10-K.

    Prior to the effective date of our initial public offering and during our last fiscal year, we issued 642,374 shares of our common stock upon the exercise of stock grants under our 1998 Stock Plan. The shares were issued pursuant to an exemption either by reason of Section 4(2) or Rule 701 under the Securities Act of 1933. These sales were made without general solicitation or advertising. For purposes of qualifying for such exemptions, each purchaser either was an accredited investor, a sophisticated investor (either alone or through its representative) or a natural person satisfying the requirements of Rule 701, with access to all relevant information necessary to make an investment decision.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is in the section entitled "Selected Financial Data" in the Annual Report and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is in the section entitled "Financial Statements" in the Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this section is in the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by this item is incorporated by reference to the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item is incorporated by reference to the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

     The following financial statements are included in the Annual Report and are incorporated herein by this reference.

                                                                      PAGE
  Report of Independent Public Accountants.............................32
  Consolidated Balance Sheets..........................................33
  Consolidated Statements of Operations................................34
  Consolidated Statements of Stockholders' (Deficit) Equity............35
  Consolidated Statements of Cash Flows................................36
  Notes to Consolidated Financial Statements...........................37

     2.  Index to Financial Statement Schedules

     The following Schedule is filed as part of this Form 10-K:

     II  Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K.

    (i) Report on Form 8-K dated May 9, 2000, containing an April 26, 2000 news release announcing the amendment and restatement of the Registrant's Agreement and Plan of Reorganization, pursuant to which the Registrant acquired Andover.Net, Inc.

   (ii) Report on Form 8-K, dated June 16, 2000, containing a May 23, 2000 news release announcing the Registrant's financial results for its third fiscal quarter ended April 28, 2000.

  (iii) Report on Form 8-K, dated June 22, 2000, containing a June 7, 2000 news release announcing the closing of the Registrant's acquisition of Andover.Net, Inc.

 (c) Exhibit index

EXHIBIT
NUMBER
 2.1**     Amended and Restated Agreement and Plan of Reorganization between the
           Registrant, Atlanta Acquisition Corp. and Andover.Net, Inc.
 3.1*      Amended and Restated Certificate of Incorporation of the Registrant
 3.2*      Bylaws of the Registrant
 4.1*      Specimen Common Stock Certificate
10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*      1998 Stock Plan and forms of agreement thereunder
10.3*      1999 Employee Stock Purchase Plan
10.4*      1999 Director Option Plan
10.5*      Sublease between Registrant and Boca Global, Inc.
10.6*      First Amended and Restated Registration Rights Agreement between
           Registrant and certain holders of preferred stock
10.7*      Founder's Stock Repurchase Agreement
10.8*      Manufacturing Agreement between the Registrant and Synnex
           Information Technologies, Inc.
10.9*      Loan and Security Agreement between Registrant and Comerica
           Bank-California
10.10*     Master Subcontracted Maintenance Service Provider Agreement between
           Registrant and DecisionOne Corporation
10.11*     VA Research Linux IA-64 Porting License Agreement between Registrant and Intel Corporation
10.12*     GNU General Public License, version 2
10.13+***  Master Lease Agreement between Boca Global, Inc. and Bordeaux
           Partners LLC
10.14+     Master Lease Agreement between Registrant and Renco Investment
           Company
10.15****  Consent of Linus Torvalds
13.1       Annual Report to Stockholders for the Fiscal Year Ended July 28, 2000
23.1       Consent of Arthur Andersen LLP, Independent Public Accountants (see
           page 19)
23.2       Consent of IDC
24.1       Power of Attorney (see signature page)
27.1       Financial Data Schedules

----------
+ Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

* Incorporated by reference to the corresponding exhibit of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).

** Incorporated by reference to the corresponding exhibit of Registrant's form S-4 and the amendment thereto (Commission registration no. 333-35704).

*** Incorporated by reference from Exhibit 10.16 of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).

**** Incorporated by reference from Exhibit 10.18 of Registrant's Quarterly
     Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2000

                                      VA Linux Systems, Inc.

                                      By: /s/ LARRY M. AUGUSTIN
                                          --------------------------
                                          Larry M. Augustin
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Larry M. Augustin and Todd B. Schull, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                Title                                  Date
/s/ Larry M. Augustin                   President, Chief Executive Officer and        October 24, 2000
-------------------------------         Director (Principal Executive Officer)
Larry M. Augustin


/s/ Todd B. Schull                      Vice President, Finance and                   October 24, 2000
-------------------------------         Chief Financial Officer
Todd B. Schull                          (Principal Financial and Accounting
                                        Officer)


/s/ Jeffry R. Allen                     Director                                      October 24, 2000
-------------------------------
Jeffry R. Allen


/s/ Carol A. Bartz                      Director                                      October 24, 2000
-------------------------------
Carol A. Bartz


/s/ Douglas Leone                       Director                                      October 24, 2000
-------------------------------
Douglas Leone


/s/ Eric S. Raymond                     Director                                      October 24, 2000
-------------------------------
Eric S. Raymond


/s/ Carl Redfield                       Director                                      October 24, 2000
-------------------------------
Carl Redfield

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K into the Company's previously filed Registration Statement File Nos. 333-38874, 333-38768, 333-38766, 333-92391 and 333-92409.

                                          /s/ Arthur Andersen LLP

San Jose, California
October 24, 2000

                             VA LINUX SYSTEMS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT    CHARGED TO    ADDITIONS
                                                   BEGINNING      COSTS AND      DUE TO                       BALANCE AT
                   DESCRIPTION                     OF PERIOD      EXPENSES    ACQUISITIONS    DEDUCTIONS    END OF PERIOD
                   -----------                     ---------      --------    ------------    ----------    -------------
Year Ended July 31, 1998
  Allowance for doubtful accounts................      $ --        $   39         $ --           $ --          $   39
Year Ended July 31, 1999
  Allowance for doubtful accounts................      $ 39        $  168         $ --           $ --          $  207
Year Ended July 28, 2000
  Allowance for doubtful accounts................      $207        $1,328         $150           $210          $1,475