Form 10-K405/A
period 2000-07-28
VA LINUX SYSTEMS INC
filed 2000-11-02
CIK 1096199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 28, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Registrant hereby amends Item 14 contained in the Registrant's Report on Form 10-K for the fiscal year ended July 28, 2000 to provide for Exhibit 23.3 Report of Independent Public Accountants on Schedule. Except as set forth in
Item 14 below, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended July 28, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c) EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  2.1**        Amended and Restated Agreement and Plan of Reorganization
               between the Registrant, Atlanta Acquisition Corp. and
               Andover.Net, Inc.
   3.1*        Amended and Restated Certificate of Incorporation of the
               Registrant
   3.2*        Bylaws of the Registrant
   4.1*        Specimen Common Stock Certificate
  10.1*        Form of Indemnification Agreement between the Registrant and each of its directors and officers
  10.2*        1998 Stock Plan and forms of agreement thereunder
  10.3*        1999 Employee Stock Purchase Plan
  10.4*        1999 Director Option Plan
  10.5*        Sublease between Registrant and Boca Global, Inc.
  10.6*        First Amended and Restated Registration Rights Agreement
               between Registrant and certain holders of preferred stock
  10.7*        Founder's Stock Repurchase Agreement
  10.8*        Manufacturing Agreement between the Registrant and Synnex
               Information Technologies, Inc.
  10.9*        Loan and Security Agreement between Registrant and Comerica
               Bank -- California
 10.10*        Master Subcontracted Maintenance Service Provider Agreement
               between Registrant and DecisionOne Corporation
 10.11*        VA Research Linux IA-64 Porting License Agreement between
               Registrant and Intel Corporation
 10.12*        GNU General Public License, version 2
10.13+***      Master Lease Agreement between Boca Global, Inc. and
               Bordeaux Partners LLC
10.14+*****    Master Lease Agreement between Registrant and Renco
               Investment Company
10.15****      Consent of Linus Torvalds
13.1*****      Annual Report to Stockholders for the Fiscal Year Ended July
               28, 2000
23.1*****      Consent of Arthur Andersen LLP, Independent Public
               Accountants (see page 20)
23.2*****      Consent of IDC
  23.3         Report of Independent Public Accountants on Schedule
24.1*****      Power of Attorney (see signature page)
27.1*****      Financial Data Schedules

---------------
+ Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

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

***** Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2000

                                          VA Linux Systems, Inc.

                                          By: /s/   LARRY M. AUGUSTIN
                                            ------------------------------------
                                                     Larry M. Augustin
                                               President and Chief Executive
                                                           Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  2.1**        Amended and Restated Agreement and Plan of Reorganization
               between the Registrant, Atlanta Acquisition Corp. and
               Andover.Net, Inc.
   3.1*        Amended and Restated Certificate of Incorporation of the
               Registrant
   3.2*        Bylaws of the Registrant
   4.1*        Specimen Common Stock Certificate
  10.1*        Form of Indemnification Agreement between the Registrant and each of its directors and officers
  10.2*        1998 Stock Plan and forms of agreement thereunder
  10.3*        1999 Employee Stock Purchase Plan
  10.4*        1999 Director Option Plan
  10.5*        Sublease between Registrant and Boca Global, Inc.
  10.6*        First Amended and Restated Registration Rights Agreement
               between Registrant and certain holders of preferred stock
  10.7*        Founder's Stock Repurchase Agreement
  10.8*        Manufacturing Agreement between the Registrant and Synnex
               Information Technologies, Inc.
  10.9*        Loan and Security Agreement between Registrant and Comerica
               Bank -- California
 10.10*        Master Subcontracted Maintenance Service Provider Agreement
               between Registrant and DecisionOne Corporation
 10.11*        VA Research Linux IA-64 Porting License Agreement between
               Registrant and Intel Corporation
 10.12*        GNU General Public License, version 2
10.13+***      Master Lease Agreement between Boca Global, Inc. and
               Bordeaux Partners LLC
10.14+*****    Master Lease Agreement between Registrant and Renco
               Investment Company
10.15****      Consent of Linus Torvalds
13.1*****      Annual Report to Stockholders for the Fiscal Year Ended July
               28, 2000
23.1*****      Consent of Arthur Andersen LLP, Independent Public
               Accountants (see page 20)
23.2*****      Consent of IDC
  23.3         Report of Independent Public Accountants on Schedule
24.1*****      Power of Attorney (see signature page)
27.1*****      Financial Data Schedules

---------------
+ Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

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

***** Previously filed.