Form 10-Q
period 2000-10-27
VA LINUX SYSTEMS INC
filed 2000-12-08
CIK 1096199

================================================================================




                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 27, 2000

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

                    47071 BAYSIDE PARKWAY, FREMONT, CA 94538
              (Address of principal executive offices) (Zip code)

                                 (687) 687-7000
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        TITLE OF CLASS                         OUTSTANDING AT NOVEMBER 30, 2000
---------------------------------             ----------------------------------
 Common Stock, $0.001 par value                           53,115,088




================================================================================

                             VA Linux Systems, Inc.
                                and Subsidiaries

                                TABLE OF CONTENTS

                                                                    PAGE NO.
                                                                    --------
PART I.       FINANCIAL INFORMATION                                     3

Item 1.       Financial Statements                                      3

              Condensed Consolidated Balance Sheets at October
              27, 2000 and July 28, 2000                                3

              Condensed Consolidated Statements of Operations for
              the three months ended October 27, 2000 and               4
              October 29, 1999

              Condensed Consolidated Statements of Cash Flows for
              the three months ended October 27, 2000 and               5
              October 29, 1999

              Notes to Condensed Consolidated Financial Statements      6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                              27


PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                27

Item 6.       Exhibits and Reports on Form 8-K                         27

Signatures                                                             29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 OCTOBER 27,        JULY 28,
                                                    2000             2000
                                                  ---------        ---------
                                                 (Unaudited)
                     ASSETS

Current assets:
  Cash and cash equivalents                       $  92,511        $ 123,849
  Short-term investments                             64,855           52,433
  Accounts receivable, net                           38,434           31,842
  Inventories                                         1,438            1,018
  Prepaid expenses and other current assets           3,382            2,156
                                                  ---------        ---------
    Total current assets                            200,620          211,298
Property and equipment, net                          18,367           10,316
Goodwill and intangible assets, net                 342,928          362,744
Other assets                                            659              741
                                                  ---------        ---------
                                                  $ 562,574        $ 585,099
                                                  =========        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  27,608        $  26,715
  Accrued liabilities and other                      13,610           11,285
  Current portion of notes payable                    1,508            1,568
                                                  ---------        ---------
    Total current liabilities                        42,726           39,568
Notes payable, net of current portion                 1,068            1,104
Other long-term liabilities                             730              552

Stockholders' equity:
  Common stock                                           53               52
  Additional paid-in capital                        775,485          763,128
  Deferred stock compensation                       (96,522)        (109,686)
  Accumulated deficit                              (160,966)        (109,619)
                                                  ---------        ---------
    Total stockholders' equity                      518,050          543,875
                                                  ---------        ---------
                                                  $ 562,574        $ 585,099
                                                  =========        =========


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 THREE MONTHS ENDED
                                            ----------------------------
                                            OCTOBER 27,       OCTOBER 29,
                                               2000              1999
                                            ----------        ----------
                                                     (Unaudited)
Net revenues                                 $ 56,062          $ 14,848
Cost of revenues                               43,450            12,887
                                             --------          --------
  Gross profit                                 12,612             1,961

Operating expenses:
  Sales and marketing                          11,547             5,064
  Research and development                      4,730             2,774
  General and administrative                    5,554             1,496
  Amortization of deferred stock
    compensation                                2,694             2,855
  Amortization of compensation
    expense related to acquisitions            18,189                --
  Amortization of goodwill and
    intangible assets                          23,424                --
                                             --------          --------
      Total operating expenses                 66,138            12,189
                                             --------          --------
Loss from operations                          (53,526)          (10,228)
Interest and other income, net                  2,179               173
                                             --------          --------
Net loss                                     $(51,347)         $(10,055)
                                             ========          ========
Dividend related to convertible
  preferred stock                                  --            (4,900)
                                             --------          --------
Net loss attributable to common
  stockholders                               $(51,347)         $(14,955)
                                             ========          ========

Basic and diluted net loss per share         $  (1.12)         $  (2.00)

Shares used in computing basic and
  diluted net loss per share                   45,978             7,483


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 THREE MONTHS ENDED
                                                            ------------------------------
                                                            OCTOBER 27,        OCTOBER 29,
                                                               2000               1999
                                                            ----------         ----------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (51,347)         $ (10,055)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                               23,899                236
    Amortization of deferred compensation                       20,883              2,855
    Non-cash compensation expense                                   --                441
    Other, net                                                     (61)                --
    Changes in assets and liabilities:
      Accounts receivable                                       (6,151)            (3,254)
      Inventories                                                 (420)                (9)
      Prepaid expenses and other assets                         (1,097)                27
      Accounts payable                                             783              1,254
      Accrued liabilities and other                              1,237                421
      Other long-term liabilities                                  178                 --
                                                             ---------          ---------
        Net cash used in operating activities                  (12,096)            (8,084)
                                                             ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (8,415)              (701)
  Purchase of short-term investments                           (12,422)                --
  Businesses acquired, net of cash acquired                       (951)                --
  Other, net                                                      (420)                --
                                                             ---------          ---------
        Net cash used in investing activities                  (22,208)              (701)
                                                             ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                       (160)               (16)
  Proceeds from issuance of convertible preferred
    stock, net                                                      --              4,834
  Proceeds from issuance of common stock, net                    3,159                 29
  Repurchase of common stock                                       (33)               (25)
                                                             ---------          ---------
        Net cash provided by financing activities                2,966              4,822
                                                             ---------          ---------

Net decrease in cash and cash equivalents                      (31,338)            (3,963)
Cash and cash equivalents, beginning of period                 123,849             18,653
                                                             ---------          ---------
Cash and cash equivalents, end of period                     $  92,511          $  14,690
                                                             =========          =========


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by VA Linux Systems, Inc. ("VA Linux" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in VA Linux's 2000 Annual Report included on Form 10-K and Form 10-K/A filed by the Company with the Securities and Exchange Commission. The condensed consolidated balance sheet as of July 28, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.

        The condensed consolidated financial statements at October 27, 2000, and for the three months ended October 27, 2000 and October 29, 1999, include all normal recurring adjustments which the management of VA Linux believes to be necessary for fair presentation of the periods presented. The results of operations for the three months ended October 27, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending July 27, 2001.

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

Principals of Consolidation

        These consolidated financial statements include the accounts of VA Linux and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

        Inventories consisted of:

                      OCTOBER 27,     JULY 28,
                         2000           2000
                        ------         ------
Raw materials           $1,421         $  387
Work-in-process             --             86
Finished goods              17            545
                        ------         ------
     Total              $1,438         $1,018
                        ======         ======


Revenue Recognition

        Product revenues from the sale of Linux-based servers, components, and desktop computers are recognized upon shipment of goods. The Company generally does not grant its customers any rights to return products. The Company provides allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue. For the three months ended October 27, 2000 and October 29, 1999, revenues from customer support services and professional service contracts were not material.

        The Company generates advertising revenues as a result of its acquisition of Andover.Net. Advertising revenues are derived from the sale of advertising space on the Company's various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured. The Company's obligations typically include guarantees of a minimum number of "impressions" (time that an advertisement is viewed by users of the Company's online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved.

Net Loss Per Share

        Basic and diluted net loss per share is calculated using the weighted-average number of common shares outstanding during the period.

                                                                                        THREE MONTHS ENDED
                                                                                   ----------------------------
                                                                                   OCTOBER 27,       OCTOBER 29,
                                                                                      2000              1999
                                                                                   ----------        ----------
                                                                                    (In thousands, except per
                                                                                            share data)
             Net loss attributable to common stockholders                           $(51,347)         $(14,955)

             Basic and diluted net loss per share                                   $  (1.12)         $  (2.00)

             Weighted-average shares of common stock outstanding                      50,164            15,166
             Less: Weighted average shares subject to repurchase                      (4,186)           (7,683)
                                                                                    --------          --------
             Shares used in computing  basic and diluted net loss per share           45,978             7,483
                                                                                    ========          ========


Comprehensive Income (Loss)

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the three months ended October 27, 2000 and October 29, 1999 approximated net loss.

Segment Reporting

        The Company has two reportable business segments: Systems and Services, and through the acquisition of Andover.Net, the Open Source Development Network ("OSDN"). The Systems and Services segment consists of a broad line of Linux systems and Open Source services including system architecture design and integration, development of Open Source software and managed services. The OSDN segment helps people develop, distribute and discuss Open Source software development. The Company currently allocates resources to and evaluates the performance of its segments based on each segment's revenue. For the three months ended October 27, 2000 and October 29, 1999, revenue from its Systems and Services segment was $51.6 million and $14.8 million, respectively. For the three months ended October 27, 2000 and October 29, 1999, revenue from OSDN was $4.5 million and zero, respectively. The Company may change, add or amend its segments in future periods. The accounting policies of these segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2000.

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

NOTE 3 - Acquisitions

Brave New Worlds, Inc.

        On September 26, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Brave New Worlds, Inc. ("BNW") for approximately $2.5 million. BNW offers e-commerce deployment services and a range of professional services for planning, development and integration to support mission critical Internet e-business infrastructure. The consideration included approximately 35,000 shares of VA Linux common stock valued at $1.7 million and cash of approximately $750,000. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees is $4.8 million in stock (approximately 97,000 shares) and is payable after 12 months, 24 months, 36 months and 48 months. The contingent payments will be accounted for as compensation expense on a pro-rata basis over the term of the employment condition and not as purchase price. Upon consummation of the acquisition, VA established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material.

Life BVBA

        On September 29, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Life BVBA ("Life") for approximately $860,000. Life is a Belgium company that provides 24x7 Linux support services and training. The consideration included approximately 14,000 shares of VA Linux common stock valued at $660,000 and cash of approximately $200,000. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees is $2.0 million in stock (approximately 42,000 shares) and is payable after 12 months, 24 months, 36 months and 48 months. The contingent payments will be accounted for as compensation expense on a pro-rata basis over the term of the employment condition and not as purchase price. Upon consummation of the acquisition, VA established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material.

Pro Forma Information

        On March 28, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of TruSolutions, Inc. ("TruSolutions") for approximately $72.9 million. TruSolutions is a manufacturer of rackmount servers based on the Pentium III, Xeon and UltraSPARC processors specializing in low profile, high performance systems designed for the Internet Data Center, ISP, ASP and OEM. On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of NetAttach, Inc. ("NetAttach") for approximately $37.3 million. NetAttach provides high-availability data-appliances for mission-critical deployment in corporate services or engineering environments. On June 7, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of OSDN (previously Andover.Net, Inc.) for approximately $342.0 million (including acquisition costs of approximately $5.0 million). OSDN provides products, online tools, news and other services for programmers, software developers, web site designers, technology managers and corporate buyers. The following unaudited pro forma information represents the results of operations of VA Linux, NetAttach, TruSolutions and OSDN as if the acquisitions had been consummated as of the beginning of the period presented. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. The information below does not include $9.0 million of purchased in-process research and development that was expensed at the time of acquisition. The unaudited pro forma information is as follows (in thousands, except per share data):

                                                   THREE MONTHS
                                                      ENDED
                                                    ----------
                                                    OCTOBER 29,
                                                       1999
                                                    ----------
Total revenues                                       $ 20,286
Loss from operations                                 $(54,777)
Net loss attributable to common stockholders         $(59,677)
Basic and diluted net loss per share                 $  (3.92)

NOTE 4 -- Sublease Agreement

        In October 2000, the Company entered into an agreement to sublease its previous headquarters located in Sunnyvale, California. The sublease expires in 2005 upon the expiration of the original lease with the landlord.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

        This quarterly report on Form 10-Q contains forward looking statements, including, without limitation, statements regarding future financial performance and results of our operations; technological trends in the computer industry; our future product and service offerings, costs and features; the ultimate success of our product and service offerings; anticipated domestic and international revenue; future gross margin on products and services; management's strategy, plans and objectives for future operations, including additional offices in foreign markets, pursuing a broader account base and new sales channels; demand for VA Linux's products and service plans; the future functionality, business potential, demand for, and adoption of build-to-order software, the Build-to-Order Software Selector (BOSS(TM)), and the Open Source Development Network (OSDN(TM)); growth in adoption of and support for the Open Source development model; and the expansion of the range of Open Source software applications. Actual results may differ materially from those projected in such forward-looking statements due to various factors, including, without limitation: VA Linux's quarterly sales cycle and fluctuation in demand for our products and services, with increased fluctuation due to VA Linux's concentration of customers in the Internet infrastructure industry; the rate of growth and acceptance of Linux and the Open Source software development model; VA Linux's ability to continue to introduce new products and services, and to expand its business and operations, particularly internationally and by pursuing a broader account base; the fact that VA Linux has incurred and expects to continue to incur substantial losses; VA Linux's dependence upon an Open Source business model, independent third-party Linux developers, and its single source contract manufacturer and suppliers; VA Linux's reliance on sales of server products and expanding its services business; VA Linux's reliance upon strategic relationships with other companies and its ability to negotiate and implement specific terms relating to them; the scarcity of Linux-based applications; competition with, and pricing pressures from, larger, more established companies, and smaller, general purpose manufacturers; VA Linux's dependence on its Internet-based businesses; the enforceability of the GNU General Public License; VA Linux's ability to attract and retain qualified personnel, especially in professional services and overseas; VA Linux's acquisition strategy and its ability to successfully integrate Andover.Net and other acquired companies into its operations; market acceptance of Linux and Open Source software generally; rapid technological and market change; manufacturing and sourcing risks; the impact of rapid evolution of the Linux market on our ability to forecast demand and results; claims and potential damages resulting from information or postings on our Internet sites; and risks associated with the Internet infrastructure and regulation.

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our 2000 Annual Report included as an exhibit to our Form 10-K and Form 10-K/A filed by the Company with the Securities and Exchange Commission.

OVERVIEW

        We are a leading provider of Linux-based solutions, integrating systems, software and services. Our broad-based technical expertise in systems and software design, as well as our focus on the Linux operating system and related open source solutions, enables us to provide high-quality Linux systems designed for optimal performance, reliability and scalability. To further expand our service offerings, we recently established a professional service organization and the Open Source Development Network.

        We were incorporated in January 1995, and grew very modestly until the end of fiscal 1998. Since July 31, 1998, however, we have experienced significant growth and have invested in hiring personnel with Linux expertise, growing our direct sales force to better penetrate the market for Linux products and marketing our brand. To further implement these strategies, we expanded our operations, customer support, administration infrastructure, and acquired companies. As a result, our employee base grew from 153 at July 31, 1999 to 525 on October 27, 2000, and our operating expenses grew significantly. At October 27, 2000, we had an accumulated deficit of $161.0 million.

        Net revenue in the first quarter of fiscal 2001 grew sequentially by 10.7% to $56.1 million compared to $50.7 million for the fourth quarter of fiscal 2000. Our revenue is derived primarily from sales of systems and related customer support, with a smaller portion derived from services and web advertising. Sales of our systems accounted for approximately 87% of our net revenue in the first quarter of fiscal 2001 and approximately 92% of our net revenues in the fourth quarter of fiscal 2000. While we expect sales from services and web advertising to increase, our sales from systems will continue to represent a significant majority of our net revenues through fiscal 2001. We recognize revenues from product sales upon shipment. We generally do not grant any rights to our customers to return products. We also provide allowances for warranty costs at the time of shipment. Customer support fees are recognized ratably over the term of the service contract.

        In September 1999, we established our professional service organization and acquired Precision Insight, Inc., Brave New Worlds, and Life to expand our existing customer service and support offerings to better address the demand for Linux and Open Source software expertise from our customers. This organization provides Internet infrastructure and Open Source software services including system architecture design and integration, development of Open Source software including the porting of software to Linux, and managed services. We believe that the computer industry is generally characterized by significant demand for professional services. Although revenues from our professional services organization have not been material to date, we are aggressively marketing these services and believe that these services will address this significant demand. Accordingly, we expect these revenues to account for a more significant portion of revenues in the future. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue.

        With the acquisition of Andover.Net in June 2000 and in conjunction with our other Open Source Web sites, we established the Open Source Development Network (OSDN), which supplies Open Source information to a wide audience. OSDN helps people develop Open Source software with tools like SourceForge, helps them to distribute their work through Freshmeat and other Web sites, and helps them discuss Open Source development on Slashdot and many of our other sites. Although Web revenues have not been material to date, we are aggressively marketing these services and we expect these revenues to account for a more significant portion of revenues in the future. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured.

        Prior to January 1999, we sold our products to customers primarily in response to telephone inquiries. During the third quarter of fiscal 1999, we began implementing our direct sales strategy. The number of employees engaged in direct sales activities grew from 35 at fiscal year end 1999 to over 100 at October 27, 2000. Our direct sales organization consists of field sales, telesales and sales support personnel. Although indirect sales have not been material to date, we may pursue selective channel opportunities to supplement our direct sales efforts. In addition, our valinux.com web site permits customers to configure and order products and software via the Internet, allowing us to more efficiently sell products and facilitate order processing. Since October 1999, substantially all of our sales were processed through this web site. We intend to continue to enhance our e-commerce solutions to foster closer relationships with our customers and improve the efficiency of our sales process.

        Although we have established our European and Japanese operations, to date, substantially all of our sales have been in North America. We expect international revenues to represent a larger percentage of our revenues during fiscal 2001.

        We outsource a significant portion of our manufacturing and supply chain management operations, including inventory management and component procurement, to Synnex, our contract manufacturer. We provide Synnex with 90 day rolling forecasts based on anticipated product orders. Synnex uses these forecasts to purchase components for our products. If we overestimate our component requirements, Synnex may have excess inventory, which would increase our costs. If we underestimate our component requirements, Synnex may have inadequate inventory, which could interrupt their manufacturing of our products and result in delays in system shipments. Any of these events could harm our business and results of operations. Our agreement with Synnex may be terminated for any reason at any time on delivery of 120 days advance notice. A substantial majority of our cost of revenues currently consists of payments to Synnex. Cost of revenues also includes costs associated with our customer support and professional services. Customer support costs include payments made to a third party service organization, which provides call-center and onsite service functions to our customers. We expect revenues from professional services to carry a higher gross margin than our product revenues. We believe that future gross margin will primarily be affected by:

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

                                   PERCENTAGE OF NET REVENUE
                                      THREE MONTHS ENDED
                                   -------------------------
                                   OCTOBER 27,    OCTOBER 29,
                                     2000            1999
                                   ----------     ----------
Net revenues                         100.0%          100.0%
Cost of revenues                      77.5            86.8
                                     -----           -----
  Gross margin                        22.5            13.2

Operating expenses:
  Sales and marketing                 20.6            34.1
  Research and development             8.4            18.7
  General and administrative           9.9            10.1
  Amortization of deferred
    Compensation                       4.8            19.2
  Amortization of compensation
    expense related to acquisitions   32.5              --
  Amortization of goodwill
    and intangible assets             41.8              --
                                     -----           -----
      Total operating expenses       118.0            82.1
                                     -----           -----
Loss from operations                 (95.5)          (68.9)
Interest and other income, net         3.9             1.2
                                     -----           -----
Net loss                             (91.6)          (67.7)
                                     =====           =====
Dividend related to
  convertible preferred stock           --           (33.0)
                                     -----           -----
Net loss attributable to
  common stockholders               (91.6%)         (100.7%)
                                     =====           =====

THREE MONTHS ENDED OCTOBER 27, 2000 AND OCTOBER 29, 1999

NET REVENUES

        The Company has two reportable business segments for revenue: Systems and Services, and OSDN. The Company allocates resources to and evaluates performance of its segments based on revenue. Net revenues for the three months ended October 27, 2000 grew to $56.1 million from $14.8 million for the three months ended October 29, 1999, which represents an increase of 278%. Sales growth was primarily attributable to the strength of our server products designed for the Internet market and an increase in our customer base. Substantially all of our sales is to customers in the United States and Canada.

        In the three months ended October 27, 2000, systems and services revenue contributed $51.6 million, representing 92.0% of total net revenue, as compared to $14.8 million, or approximately 100% of total revenue, for the three months ended October 29, 1999. The sales growth was primarily due to higher demand for our Internet server products and increased revenue from our professional service contracts.

        In the three months ended October 27, 2000, revenue from OSDN contributed $4.5 million, representing 8.0% of total net revenue, as compared to zero revenue for the three months ended October 29, 1999.

        For the first three months in fiscal 2001, our top ten customers accounted for approximately 44.6% of net revenues. For the same period in fiscal 2000, our top ten customers accounted for 50.3% of net revenues. The only customer to account for more than 10% of net revenues in the first three months of fiscal 2001 and fiscal 2000 was Akamai Technologies, which represented 28.0% and 16.9% of net revenues, respectively. No other customer accounted for more than 10% of net revenues during any of the periods presented.

        Net revenues for the three months ended October 27, 2000 were below the Company's expectations, primarily due to slower-than-expected sales growth as new customer opportunities in the venture-funded "Dot-com" sector declined faster than anticipated. In the near future, we expect this slower sales growth to continue because many venture-funded "Dot-com" companies are experiencing a lack of funding and have delayed systems deployments to conserve capital or pull in profitability.

        Repeat business with our existing customers remained strong during the first fiscal quarter and, in the future, we expect to benefit from our strategy of pursuing a broader account base, including business from larger corporate and enterprise accounts. However, because larger corporate and enterprise customers require longer sales cycles, we did not receive significant contribution to revenue from that sector in the fiscal first quarter.

COST OF REVENUES

        Cost of revenues increased to $43.5 million for the three months ended October 27, 2000, as compared to $12.9 million during the same period ended October 29, 1999. The gross margin percentage was 22.5% for the three months ended October 27, 2000, as compared to 13.2% for the three months ended October 29, 1999. The improved margins were due to lower component costs as we benefited from our relationship with our contract manufacturer, Synnex, continued leverage of our manufacturing and customer support infrastructure as unit volumes increased and contribution from professional services and OSDN to gross margins during this fiscal quarter. We expect continued sequential improvement in our gross margins going forward due to increased revenues from our professional services, increased unit volumes which allow us to gain certain cost advantages, and the introduction of new products.

SALES AND MARKETING EXPENSES

        In absolute dollars, sales and marketing expenses increased to $11.5 million for the three months ended October 27, 2000 from $5.1 million for the three months ended October 29, 1999. For the first quarter of fiscal 2001 the increase reflects expenses associated with sales growth and increased marketing infrastructure and branding activities. Sales and marketing expenses were 20.6% of net revenues for the first quarter of fiscal 2001, a decrease of 13.5 percentage points when compared to the same period of fiscal 2000. The decrease as a percentage of net revenues was due to leveraging our investment in infrastructure as revenues significantly increased. We expect that sales and marketing expense will increase in absolute dollars in the future but is expected to decline as a percentage of net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist of payroll and related expenses for software and hardware engineers and cost of materials for prototyping and testing units. We expense all of our research and development costs as they are incurred. Research and development, as a percentage of net revenues, was 8.4% for the three month period ended October 27, 2000 and 18.7% for the three month period ended October 29, 1999. In absolute dollars, R&D expenses increased to $4.7 million for the three months ended October 27, 2000 from $2.8 million for the three months ended October 29, 1999. The increase in absolute dollars was due to an increase in engineering personnel and spending for prototyping material for new product development. The decrease as a percentage of net revenues was due to leveraging our investment in infrastructure as revenues significantly increased. We believe that a significant level of investment in system design, open source software and other research and development initiatives is required to remain competitive. Accordingly, we expect research and development expenses to continue to increase in absolute dollars but to decline as a percentage of net revenues in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, professional fees and costs associated with implementing and expanding our information systems. General and administrative expenses, as a percentage of net revenues, were 9.9% in the first quarter of fiscal 2001, a decrease of 0.2 percentage points when compared to the first quarter of the prior fiscal year. In absolute dollars, general and administrative expenses increased to $5.6 million for the three months ended October 27, 2000 from $1.5 million for the three months ended October 29, 1999. The increase in absolute dollars was due to an increase in administrative personnel and the associated costs to support our increased operations. We intend to add personnel to expand our information infrastructure and to support our operation as a public company. As a result, we expect general and administrative expenses to increase in absolute dollars, but decrease as a percentage of net revenues in the future.

AMORTIZATION OF DEFERRED COMPENSATION

        In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $2.7 million for the first quarter of fiscal 2001. We expensed $2.9 million of deferred stock compensation in the first quarter of fiscal 2000.

        In connection with the acquisitions of TruSolutions, Inc., Precision Insight, Inc., NetAttach, Inc., Andover.Net, Brave New Worlds, and Life, we amortized $18.2 million of compensation expense in the first quarter of fiscal 2001.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

        In connection with the acquisitions of TruSolutions, Inc., Precision Insight, Inc., NetAttach, Inc., Andover.Net, Brave New Worlds, and Life, we amortized $23.4 million of goodwill and intangibles in the first quarter of fiscal 2001.

INTEREST AND OTHER INCOME, NET

        Interest and other income net includes income from our cash investments net of other expenses. Net interest and other income of $2.2 million in the first quarter of fiscal 2001 increased from $0.2 million when compared to the same period in the prior year. The increase was due to an increase in interest income earned on proceeds from the issuance of common stock as a result of our initial public offering.

INCOME TAXES

        As of October 27, 2000, we had federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carryforwards expire at various dates through 2019 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carryforwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

LIQUIDITY AND CAPITAL RESOURCES

        At October 27, 2000, cash and cash equivalents were $92.5 million, as compared to $14.7 million at October 29, 1999. The increase in cash was due to proceeds from the sale of common stock in our initial public offering, offset by investments in working capital and capital expenditures to support operations growth, and the purchase of short-term marketable securities.

        Cash used in operations of $12.1 million for the first three months of fiscal 2001 consisted primarily of the net loss and increase in accounts receivable partially offset by depreciation and amortization. The increase in accounts receivable for the first three months of fiscal 2001 was principally due to the increase in sales.

        Cash used in investing activities of $22.2 million for the first three months of fiscal 2001 consisted of the purchase of marketable securities, the purchase of computer and facilities related assets, and the remaining was used for the acquisition related activities.

        Cash from financing activities of $3.0 million for the first three months of fiscal 2001 was primarily from the exercise of employee stock options and options exercised from the employee stock purchase plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". In June 2000, the SEC deferred the adoption date for SAB No. 101 until the fourth quarter of fiscal 2001. SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not quantified the effect of SAB No. 101 on its financial position or results of operations and has not yet determined the timing and method of adoption.

        In March 2000, the FASB issued Financial Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25". FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. VA Linux Systems adopted FIN No. 44 in July of 2000. The adoption did not have a material effect on the Company's financial position or results of operations.

                                  RISK FACTORS

RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

WE MAY NOT BE ABLE TO COMPETE WITH MORE ESTABLISHED COMPANIES. In the market for computer systems, we face significant competition from larger companies who market general-purpose computers and have greater financial resources, more established direct and indirect sales channels and greater name recognition than we do. These companies include Compaq Computer Corporation, Dell Computer Corporation, Fujitsu International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. Although these companies primarily sell systems that run proprietary operating systems, such as Microsoft Windows and variants of UNIX, including Sun's Solaris, these companies have also implemented Linux-based computer businesses.

The systems offered by these companies may have greater functionality and lower prices than those we currently provide, making our systems less attractive to customers. Even if the functionality of the standard features of these products is equivalent to ours, we face a substantial risk that a significant number of customers will choose not to purchase products from a less well-known vendor, regardless of the competitiveness of our solutions. This is especially true as we complete for sales from large customers, which may have long-standing relationships with our more established competitors. These companies also have larger and more established service organizations to support these products and operating systems. These companies may be able to leverage their existing organizations, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, these companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can.

WE ALSO FACE COMPETITION IN NARROW, VERTICAL MARKETS FROM LIMITED PURPOSE COMPUTER VENDORS. These vendors offer products that are carefully tailored for specific applications, which may better address the needs of these customers. Furthermore, because Linux can be downloaded from the Internet for free or purchased at a nominal cost and modified and re-sold with few restrictions, traditional barriers to market entry are minimal. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues. We may not be able to compete successfully with these current or potential competitors.

WE MAY NOT BE ABLE TO COMPETE WITH SMALLER COMPETITORS WHO ARE FOCUSED ON MANUFACTURING UNITS THAT COMPETE WITH OUR PRODUCTS ON THE BASIS OF PRICE, USING COMMODITY PARTS. Small, general purpose computer manufacturers that are focused on a small number of products can often assemble and offer systems comprised of off-the-shelf, commodity components, and compete with us primarily on the basis of price. These "white-box" makers may be able to build systems more inexpensively than we can because they have little or no research and development expenses, and no investment in relationships with the Open Source community, thereby giving them lower overhead expenses than us. Such companies may also be able to compete effectively with us on personalized, local service, as these companies generally target a small portion of the market. Technology standardization in recent years has helped these smaller manufacturers overcome incompatibility problems that affected some manufacturers in the past. If customers place less emphasis on our branding, differentiated design and software expertise and, instead, focus on price and a comparison of some of the component parts in our systems versus these "white box" systems, we could suffer a loss of revenues and our business may be harmed.

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

Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. This process is made more challenging by the fact that the Open Source community does much of the software development for our products and we must work with, and rely upon, a large number of developers who are not our employees. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

        IF WE FAIL TO RETAIN AND EXPAND OUR CUSTOMER BASE, OUR REVENUES COULD DECLINE SUBSTANTIALLY. We face competition from different sources, and we must compete effectively against other current and future competitors to retain and expand our customer base. Our strategy to broaden our customer base includes pursuing business opportunities from larger corporate and enterprise accounts, which may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. We believe the principal factors on which we compete include:

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

IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL BE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS. IN ADDITION, OUR PRODUCTS AND SERVICES ARE DEPENDENT UPON THE EFFORTS OF MEMBERS OF THE OPEN SOURCE COMMUNITY. For our business to succeed, we must effectively market our integrated system and service solutions. If our service organization does not meet the needs or expectations of customers, we face an increased risk that customers will purchase systems from other integrated solution providers or purchase systems from one vendor and services from a Linux specialist.

The quality of our products and services is dependent on the efforts and the expertise of members of the Open Source community. If we do not continue to work productively with these members, our ability to provide product enhancement and quality services will be harmed, which would harm our revenues and compromise our reputation in the Open Source community and with customers.

RISKS RELATED TO OUR FINANCIAL RESULTS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND THE MARKET FOR LINUX-BASED SYSTEMS IS RAPIDLY EVOLVING, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE. Our ability to accurately forecast our quarterly sales and revenues is made difficult by our limited operating history and the new and rapidly evolving market for Linux-based systems in general, and our products in particular. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and greatly increased our operating expenses. In fiscal 2000, we continued to add a significant number of new employees. In early fiscal 2001, we again relocated to larger facilities. We do not know whether our business will grow rapidly enough to absorb these costs. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

        - economic conditions generally and in the specific industries in which our customers operate;

        - demand for and market acceptance of Linux-based systems and our products and services;

        - increases in manufacturing costs, including the prices of components that are used in our products; - reductions in the sales price of our systems or those offered by our competitors;

        - our ability to develop, introduce and market new products and product enhancements that meet customer requirements in a timely manner;

        - our contract manufacturer's ability to manufacture sufficient quantities of systems and maintain the quality of our systems;

        - our contract manufacturer's ability to obtain sufficient supplies of sole or single source components, including power supplies, disk controller cards, backplane circuit boards, motherboards and central processing units;

        - the introduction of competing products by companies which market general or limited purpose servers and computers;

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

FAILURE TO MAINTAIN OR INCREASE OUR GROSS MARGIN WILL HARM OUR RESULTS OF OPERATIONS. Our gross margin may be adversely affected by decreases in the average selling prices of our systems, increased manufacturing costs or increased costs of providing service revenues. We have experienced fluctuations in the average selling prices of our products to date. We anticipate that, as the market for Linux systems grows, the average unit price of our products will continue to fluctuate and may decrease. The average unit price of our products may also decrease in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset a decrease in the average selling prices of our existing products by developing and introducing products and services with higher margins or by reducing our product and manufacturing costs, our gross margin will suffer.

To maintain or increase our gross margin, we also must continue to reduce the manufacturing cost of our products and the costs of providing professional services. Our products incorporate a significant number of commodity components and our gross margin will fluctuate as a result of changes in the cost of these components. Component prices can increase for a number of reasons, including temporary or extended supply shortages. Increases in our manufacturing costs, whether due to increased component costs or other factors, could seriously harm our business. We intend to increase the amount of revenues we derive from professional services. As a result, we continue to hire additional staff to provide these services. If we are unable to increase professional services revenues quickly enough, gross margins on these revenues may decline and may adversely affect our overall gross margins. For more information related to our costs associated with manufacturing, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations."

OUR QUARTERLY SALES CYCLE MAKES PLANNING AND OPERATIONAL EFFICIENCIES DIFFICULT. The timing and amount of our revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. We have operated historically with little or no backlog. As a result, our revenues in any quarter are dependent on orders booked and shipped in that quarter. In addition, our customers generally have a long lead-time and sales cycle, which increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. We, like other computer companies, generally sell more of our products in the third month of each quarter than in the first and second months. This sales pattern places pressure on our logistics system based on internal forecasts and on our ability to timely notify our contract manufacturer of our precise manufacturing needs. As a result, our quarterly sales cycle may adversely affect our ability to predict our financial results accurately.

Our operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. As a result, if projected revenues were not realized in the expected period, our operating results for that period would be adversely affected and could result in an operating loss. Failure to achieve revenue, earnings, and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts has in the past resulted, and could in the future result, in an immediate and adverse effect on the market price of our common stock. Additionally, developments late in the quarter, such as lower-than-anticipated product demand, a systems failure at our facilities or at our contract manufacturer, or component pricing movements, can adversely impact cash and related gross profitability, in a manner that is disproportionate to the number of days in the quarter affected.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $51.3 million for the Company's fiscal first quarter ended October 27, 2000, primarily due to expansion of our operations, and we had an accumulated deficit of $161.0 million as of October 27, 2000. We expect to continue to incur significant product development, sales and marketing and administrative expenses, particularly as a result of expanding our direct sales force. In addition, we are investing considerable resources in our professional services organization and our Internet operations. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

AS OUR BUSINESS MATURES, WE DO NOT EXPECT OUR NET REVENUES TO CONTINUE TO GROW AT THE SAME RATE AS THEY HAVE IN THE PAST. Although our net revenues have grown substantially in recent quarters, we do not expect our net revenues to grow at such a rapid rate in the future and they could decline. This growth rate reflects an increased number of customers, introductions of new server models, an increased focus on professional services beginning in the second quarter of fiscal 2000 and the acquisition of TruSolutions in the third quarter of fiscal 2000. As our business matures, it is unlikely that our net revenues will continue to grow at the same rate. We believe that our future growth rates will depend on the success of our sales and marketing efforts, which will require significant expenditures that we may not have sufficient resources to undertake, as well as the success of our professional services organization, which to date has not represented a significant portion of our revenues. In addition, increased competition and slower than anticipated growth in our market could also affect our revenue growth. If our net revenues do not increase at or above the rate analysts expect, the trading price for our common stock may decline.

SALES IN THE INTERNET INFRASTRUCTURE MARKET ARE SUBJECT TO FLUCTUATION. Although sales to the Internet infrastructure market have grown historically, this market is characterized by large and often sporadic purchases. In addition, recently, we and other companies in this market, as well as in the computer market generally, have warned of lower than expected revenue and declines or delays in sales orders from customers in the Internet infrastructure market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the locale of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition.

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKE EVALUATING OUR BUSINESS PROSPECTS AND RESULTS OF OPERATIONS DIFFICULT. Our company was incorporated in January 1995. We have recently expanded our operations significantly. For example, we grew from 33 employees at January 31, 1999 to 525 employees at October 27, 2000. Our productivity and the quality of the products and services we render may be adversely affected if we do not integrate and train our new employees quickly and effectively. In addition, we employed only two members of our current management team at the end of fiscal 1998. These individuals have not previously worked together as a management team and have had only limited experience managing a rapidly growing company on either a public or private basis.

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

        - the difficulties often associated with acquiring businesses and technologies;

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

AS WE EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL FACE ADDITIONAL RISKS, WHICH COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. To date, substantially all of our net revenues have been derived from sales of our products in North America. However, we began selling our products overseas during fiscal 2000, initially in Europe. In the first quarter of fiscal 2000, we established a subsidiary in Japan. We anticipate that as we expand our international sales, we will fulfill orders through international facilities operated by Synnex. We could experience difficulties and disruptions in the manufacture of our products while we transition some manufacturing operations to these new facilities. Our inability to scale manufacturing of our products in foreign facilities, and any manufacturing delays or disruptions that occur, could prevent us from increasing international sales and achieving the timely delivery of products to customers located in foreign jurisdictions. This could result in lost revenues and slower revenue growth. Additionally, it will be costly to establish international facilities and operations, promote our brand internationally and develop localized websites and other systems. We may be required to develop foreign language translations of software incorporated into our systems. Revenues from international sales may not offset the expense of establishing and maintaining these foreign operations. We have no previous experience with any of these matters. As we expand our international operations, we will face a number of additional challenges associated with the conduct of international business. For example:

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

        - some or all of our domain names may already be in use in countries where we expect to sell and/or establish operations;

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

        - changes in import/export duties and quotas, tariffs and other tax barriers could affect the competitive pricing of our products and services and reduce our market share in some countries; and

        - economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally, which could harm our business and results of operations.

OUR SUCCESS DEPENDS ON DEVELOPING NEW SYSTEMS THAT ACHIEVE MARKET ACCEPTANCE AND ON THE SUCCESS OF OUR PROFESSIONAL SERVICES ORGANIZATION. We develop systems that are optimized to run the Linux operating system, particularly for use in Internet-related applications. Developing new products that meet the needs of emerging market segments requires us to incur significant research and development expenses and commit substantial engineering resources to this effort. If we fail to introduce new products that address the needs of emerging market segments, or if our new systems do not achieve market acceptance, our future growth and profitability could suffer. Our success also depends on customers choosing our professional consulting services and support over those of our competitors, and our ability to attract and retain qualified personnel in the area of professional services. If customers do not select our services, or if we are unable to meet customer demand for such services, our revenues may not grow and may decline, and our business will be harmed.

OUR FUTURE NET REVENUES DEPEND ON CONTINUED SALES OF OUR SYSTEMS, AND OUR BUSINESS WILL SUFFER IF DEMAND FOR, OR REVENUES FROM, OUR SYSTEMS DECLINES. Historically, we have derived a large percentage of our net revenues from Linux systems sales. Systems sales represented approximately 100% of our net revenues in fiscal 1999, approximately 95% of our net revenues in fiscal 2000 and approximately 87% of our net revenues in the first quarter of fiscal 2001. We expect systems sales to continue to account for a substantial majority of our net revenues for the foreseeable future. Any factors adversely affecting the pricing of, or demand for, these Linux systems, including increased competition or decreased market acceptance, could cause our net revenues to decline and our business to suffer.

RISKS RELATED LINUX AND OPEN SOURCE SOFTWARE

IF THE LINUX OPERATING SYSTEM DOES NOT CONTINUE TO GAIN MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO SUSTAIN OUR REVENUE GROWTH AND OUR BUSINESS COULD FAIL. For the foreseeable future, we expect that substantially all of our revenues will be derived from sales of systems that run the Linux operating system and the providing of services and support for these systems. The Linux operating system has only recently gained broad market acceptance. This acceptance has been mostly limited to Internet infrastructure applications. Our success depends on the continued and increased rate of adoption of Linux in these and other markets. If this does not occur, our business will suffer.

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

OUR ABILITY TO INTRODUCE NEW PRODUCTS OR PRODUCT ENHANCEMENTS WOULD BE IMPAIRED IF LINUX DEVELOPERS DO NOT CONTINUE TO ENHANCE THE CORE SOURCE CODE OF THE LINUX OPERATING SYSTEM AND DEVELOP LINUX-BASED APPLICATIONS. We may not be able to introduce new products or product enhancements on a timely basis unless efforts by Linux developers to expand the functionality of the Linux operating system continue and are successful. We cannot guarantee that these efforts will continue, or be successful, because third parties maintain the core of the Linux operating system, the Linux kernel. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. Mr. Torvalds is not our employee. If Mr. Torvalds and other third-party developers fail to further develop the Linux kernel or if the development community does not continue to improve the functionality of the operating system or introduce new Open Source software or software enhancements, our ability to market our existing and future Linux products would suffer. In this event, we may also be forced to rely to a greater extent on our own development efforts or the development efforts of third-party consultants, which would significantly increase our costs. Any failure on the part of the Linux kernel developers to further develop and enhance the Linux kernel could stifle the development of additional Linux-based applications for use with our products, which would harm our product sales.

IF ADDITIONAL SOFTWARE APPLICATIONS COMPATIBLE WITH LINUX ARE NOT DEVELOPED, THE MARKET FOR OUR PRODUCTS WILL NOT GROW, AND OUR PRODUCT SALES WILL BE HARMED. Our products are currently purchased primarily for Internet-related applications. For Linux, in general, and our products, in particular, to gain acceptance in mainstream business and consumer markets, more third-party software applications designed to operate on Linux-based operating systems must be introduced and achieve market acceptance. Many widely used applications, such as Microsoft Office, Intuit Quicken, Adobe PhotoShop and others, cannot run natively on Linux operating systems. Many available Linux applications, such as word processors, databases, accounting packages, spreadsheets, e-mail programs, Internet browsers, presentation and graphics software and personal productivity applications, have not achieved mainstream market acceptance. If third parties do not introduce more software applications designed to operate on the Linux operating system and achieve market acceptance, our products will not gain mainstream business and consumer acceptance, and we may not be able to maintain our product sales growth.

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

IF THE LINUX DEVELOPER COMMUNITY FAILS TO SUPPORT US, OR REACTS NEGATIVELY TO OUR BUSINESS STRATEGY, OUR BUSINESS WILL BE HARMED. A majority of the software we include with our server products is developed and maintained by third parties in the Open Source software community. The third parties in the Linux developer community, upon whom we rely to develop and maintain a majority of our software, may not continue to support us, our product promotions or our corporate or operating decisions. If these third parties fail to support us for any reason, we would be forced to rely to a significantly greater extent on our own development efforts, which would require us to hire additional developers and increase our development expenses and could adversely impact product release schedules.

Some members of the Open Source community have criticized the commercialization of the Open Source movement through activities such as licensing proprietary versions of Open Source software, providing services to the users of Open Source software and selling advertisements to companies that seek access to the user group that visits websites dedicated to Open Source software. We provide services to the users of Open Source software and sell advertisements on our websites. A negative reaction to our actions, if widely shared by our visitors or the rest of the Open Source community, could harm our reputation and diminish our brand. Our business, results of operations and financial condition could suffer accordingly.

RISKS RELATED TO OUR PRODUCT MANUFACTURING

WE RELY ON SYNNEX AS OUR SINGLE SOURCE CONTRACT MANUFACTURER. IF SYNNEX IS UNABLE TO MEET OUR MANUFACTURING NEEDS OR OUR RELATIONSHIP TERMINATES, WE MAY LOSE REVENUES AND DAMAGE OUR CUSTOMER RELATIONSHIPS. We rely on Synnex to produce substantially all of our products at its Fremont, California facility on a purchase order basis, and Synnex is our sole manufacturer. With the exception of a small internal systems integration and prototyping facility, we have relocated our internal manufacturing organization to Synnex's manufacturing facility. Presently, all of our manufacturing is done at this one site and, in the event of a natural disaster, our business could be harmed. Under our agreement with Synnex, Synnex is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order that has been accepted by Synnex. If Synnex experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Moreover, our contract with Synnex may be terminated for any reason at any time by either party upon 120 days advance notice. Synnex subleases space in its facilities to us for our manufacturing operations. If our sublease with Synnex terminates, we will need to lease additional space for our manufacturing operations, which may not be available to us on commercially reasonable terms, if at all. In addition, we may need to qualify a new contract manufacturer and may be unable to find a contract manufacturer that meets our needs or that can source components as cost-effectively as our current contract manufacturer. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. Transferring manufacturing operations can significantly disrupt product supply. If we are required or choose to change contract manufacturers, we may lose sales and may experience increased manufacturing or component costs, and our customer relationships may suffer.

SYNNEX DEPENDS ON SINGLE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS. Synnex, our contract manufacturer, depends on single source suppliers for a number of key components for our products, such as industry standard processors, power supplies, custom printed circuit boards, chassis and sheet metal parts. It also depends on a limited number of sources to supply several other industry standard components. For fiscal 2001, Converter Concepts, Inc. is our single source for power supplies used in our FullOn model of server product, Tyco International is our single source for backplane circuit boards, motherboards and central processing units in our server products, and Mylex Corporation is our single source for our RAID hard disk controller cards. It would be difficult for us to identify another source of supply if any of these suppliers were unable to meet our requirements for any reason. In addition, we do not have a long-term binding agreement with Converter Concepts, Inc., Tyco International or Mylex Corporation. Synnex has experienced, and may in the future experience, shortages of, or difficulties in, acquiring these components. If Synnex is unable to buy these components in adequate quantities at the times required, we may not be able to manufacture our products on a timely basis, which would harm our operating results. In addition, if Synnex is required to pay higher prices for these single or limited source components and we are required to pay higher prices for products, our gross margin would be harmed. Furthermore, overall market conditions affecting supply and pricing for key commodity components are known to fluctuate significantly at times, and increases in the costs of key components, or shortages of supply, could harm our business.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS. Because we currently do not have a long-term supply contract with Synnex, it is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We provide forecasts of our demand to Synnex up to 90 days prior to scheduled delivery of products to our customers. If we overestimate our requirements, Synnex may have excess inventory, which would increase our costs. If we underestimate our requirements, Synnex may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products.

RISKS RELATED TO OUR PRODUCTS' DEPENDENCE ON INTELLECTUAL PROPERTY AND THE USE OF OUR BRAND

WE COULD BE PREVENTED FROM SELLING OR DEVELOPING OUR PRODUCTS IF THE GNU GENERAL PUBLIC LICENSE AND SIMILAR LICENSES UNDER WHICH THE OPERATING SYSTEM INCORPORATED INTO OUR PRODUCTS IS DEVELOPED AND LICENSED, ARE NOT ENFORCEABLE, OR ARE NOT EFFECTIVELY ENFORCED. The Linux kernel and the Linux operating system incorporated into our products have been developed and licensed under the GNU General Public License (the "GPL"), and similar Open Source licenses. These licenses require that any software program licensed under them may be copied, used, modified and distributed freely, so long as all modifications are also made freely available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary.

It is possible that parties may refuse to comply with the terms of these licenses. One resulting risk is that entities with the legal right to enforce these licenses against non-complying parties might not be able to enforce these licenses effectively, because of a lack of financial resources or otherwise. Even with vigorous enforcement action, it is possible that a court would hold one or more of these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified, or distributed freely, would have the effect of preventing us from selling or developing our products, unless we are able to negotiate a license for the use of the software or replace the affected portions. In the event that we obtain this license, we would likely be required to make royalty payments with respect to the sale of our products covered by the license. Any royalty payments would harm our operating results. We may not be able to obtain this license. In the event that we have to replace portions of the software code ourselves, which could be time consuming and result in higher development costs, our operating results would be harmed.

IF WE ARE PROHIBITED FROM USING THE LINUX TRADEMARK, OUR BUSINESS COULD BE ADVERSELY AFFECTED. Like many other companies, we market Linux-based products, systems and services. We do not own the trademark to "Linux." The owner has consented to our use of the word Linux in our company name and in the title of our websites. We believe that the continued efficacy and use of the "Linux" trademark is important to our business. If the "Linux" trademark is invalidated through a legal action, or we are no longer permitted to use it, our business could suffer. In addition, we cannot control the use of this trademark, and use by others may lead to confusion about the source, quality, reputation and dependability of Linux, which may harm our business.

OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM MISUSE BY THIRD PARTIES. Our collection of trademarks is important to our business. The protective steps we take or have taken may be inadequate to deter misappropriation of our trademark rights. We have filed applications for registration of some of our trademarks in the United States and internationally. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to protect our trademark rights adequately could damage our brand identity and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, ESPECIALLY BECAUSE OUR SYSTEMS INCORPORATE MANY DISTINCT SOFTWARE COMPONENTS DEVELOPED BY THOUSANDS OF INDEPENDENT THIRD PARTIES. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES. We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control and who, themselves, might not have the same financial resources as we do to pay damages to a successful litigant. For example, developers may incorporate code into the Linux operating system under the GPL without proper third-party consents. In addition, these developers are unlikely to perform patent searches and may therefore unwittingly infringe third-party patent rights. Although most of the software incorporated into our systems is Open Source, nothing in Open Source licenses can prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against shipment of our systems. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices. Any litigation, with or without merit, could be time consuming to defend, result in high litigation costs, divert our management's attention and resources, or cause product shipment delays. We also could be required to remove or replace infringing technology. We are not aware that the technology employed in our systems infringes any proprietary rights of third parties.

WE MAY NOT BE ABLE TO USE INTELLECTUAL PROPERTY TO PROTECT OURSELVES FROM COMPETITION. Our systems consist primarily of commodity hardware components in combination with the Linux operating system. While we have developed some proprietary techniques and expertise, most of our activities and systems are not protectable as proprietary intellectual property and may be used by competitors, harming our market share and product revenues. To protect our intellectual property, we generally enter into confidentiality or license agreements with our employees, consultants and corporate partners. We have also recently commenced a patent program and to date have filed three patent applications. In general, however, we have taken only limited steps to protect our intellectual property. Accordingly, we may be unable to use intellectual property to prevent other companies from competing with us. In addition, we may be unable to prevent third parties from developing techniques that are similar or superior to our technology, or from designing around our copyrights, patents and trade secrets.

IF WE FAIL TO ADEQUATELY PROMOTE AND MAINTAIN OUR BRAND NAME OR ARE UNABLE TO CONTINUE USING "LINUX" AS PART OF OUR BRAND NAME, OUR PRODUCT SALES WOULD DECLINE, AND WE WOULD INCUR SIGNIFICANT COSTS TO PROMOTE A NEW BRAND NAME. We believe that we need a strong brand to compete successfully. In order to promote and maintain our brand identity and to attract and retain customers, we plan to increase our spending on advertising and promotions and to implement new marketing campaigns. These strategies may not be successful. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales could decline. Our business may also be harmed if we incur significant expenses in an attempt to promote and maintain our brand without a corresponding increase in revenues. Linus Torvalds owns the trademark to "Linux." Mr. Torvalds has consented to our use of the word Linux in our company name and in the title of our websites. This consent may be revoked in the future, however, and we may no longer be able to use this trademark in our brand or in the title of our websites. In this event, our product sales would decline, and we would incur significant costs to promote a new brand name, which takes time and may not be successful.

WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR INTERNET SITES. We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our Internet sites, whether written by third parties or us. These types of claims have been brought against online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects online services from some claims when third parties write the material, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. We receive notification from time to time of potential claims, but have not been named as a party to litigation involving such claims. While no formal complaints have been made against us to date, our business could be seriously harmed if one were asserted.

OTHER RISKS RELATED TO OUR BUSINESS

OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL. During fiscal 2000 we hired, and going forward we intend to continue to hire, a significant number of additional research and development, support, sales and marketing and other personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry and in the San Francisco Bay Area, as well as the other geographic markets in which we recruit, is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

OUR ACQUISITION OF ANDOVER.NET COULD CAUSE US TO LOSE CUSTOMERS OR STRATEGIC PARTNERS. Some of Andover.Net's existing customers or strategic partners may view themselves as competitors of some of our customers or of us and therefore determine that our acquisition of Andover.Net is competitively disadvantageous to them. As a result, the acquisition may have adversely affected our relationship with these customers or strategic partners, and could result in termination of their relationships as a result.

WE HAVE RECENTLY ACQUIRED SEVERAL COMPANIES AND WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AND MANAGE THESE COMPANIES. In the third quarter of fiscal 2000, we acquired TruSolutions, Inc., Net Attach, Inc., and Precision Insight, Inc. and in the fourth quarter of fiscal 2000, we acquired Andover.Net. In the first quarter of 2001, we acquired Brave New Worlds, Inc. and Life BVBA. These six companies had a total of 202 employees, whom we are integrating with our other employees.

The ongoing integration of these employees and the operations of these companies into our business requires significant resources, including significant attention of our management. We cannot assure you that we will be able to successfully integrate the employees and other operations of these companies into our business or that we will be successful in managing the operations of these companies. If we are not able to successfully integrate and manage the operations of these operations of these companies, our business may be materially harmed. Further, we may never realize any of the anticipated benefits of these acquisitions.

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS TO MANAGE OUR EXPECTED GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR BUSINESS. Our ability to successfully offer our services and grow our business requires an effective planning and management process. Since we began operations, we have significantly increased the size of our operations. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. In order to manage growth effectively, in the past fifteen months we have implemented or updated our operations and financial systems, procedures and controls, including the implementation of an enterprise resource planning system and a web-based ordering system. Our systems will continue to require additional modifications and improvements to respond to future changes in our business. Our key personnel have limited experience managing this type of growth. If we cannot manage our growth effectively or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer.

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

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM OUR INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS. A key component of our growth strategy is to expand our presence in foreign markets. It has been, and will continue to be, costly to establish international facilities and operations, promote our brand internationally and develop localized websites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR DIRECT SALES OPERATIONS AND E-COMMERCE INITIATIVES, OUR SALES AND MARKET SHARE WILL NOT GROW. To date, we have relied primarily on our direct sales force to generate demand for our products. Many of our products require a sophisticated sales effort targeted at our prospective customers' information technology departments. In order to increase market awareness and sales of our products, we will need to substantially expand our direct sales operations, both domestically and internationally. Competition for qualified sales personnel is intense, and we might not be able to hire the quality and number of sales people we require. In addition, we have devoted significant resources to implementing e-commerce solutions, such as our valinux.com website, that broaden our market reach and we intend to deploy more e-commerce solutions. If we fail to effectively expand our direct sales operations or strengthen our e-commerce initiatives, our growth will be limited.

OUR PRODUCTS MAY CONTAIN DEFECTS THAT COULD BE COSTLY TO CORRECT, DELAY MARKET ACCEPTANCE OF OUR PRODUCTS AND EXPOSE US TO LITIGATION. Despite testing our customers and us, errors may be found in our products after commencement of commercial shipments. We buy almost all of our component hardware parts from third parties. These parts may fail, cause unexpected electrical or mechanical problems or otherwise not function properly. We have not achieved regulatory compliance in all countries into which we expect to sell and/or establish operations. In addition, independent parties over whom we exercise no supervision or control develop most of the software code in our products. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to correct them in a timely manner, if at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of products incorporating Linux-based operating systems and other Open Source products. Failures in our products could also cause system failures, including critical business systems, for our customers who may assert warranty and other claims for substantial damages against us. Although our warranties typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not provide sufficient coverage to adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

FURTHER ACQUISITIONS COULD RESULT IN DILUTION TO OUR STOCKHOLDERS, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES FOR US. We are currently seeking to acquire, and expect that we will continue to seek to acquire or invest in, additional businesses, products, services and technologies that complement or augment our service and product offerings and customer base. We are currently engaged in discussions with a number of other companies regarding strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements and cannot assure you that any of these discussions will result in actual acquisitions.

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

EXPANDING OUR SERVICES BUSINESS WILL BE COSTLY AND MAY NOT RESULT IN ANY BENEFIT TO US. We believe that the expansion of both our business and the acceptance of Linux are dependent upon the availability of high quality professional services to assist customers in designing and implementing Linux-based systems. If we are unable to successfully provide these services, our business will be harmed and we may lose customers seeking quality professional services. We have recently expanded our strategic focus to place additional emphasis on providing professional services, from which we have historically derived an insignificant amount of revenue. Our customers may not engage our professional services organization to render services and, therefore, we may not generate sufficient services revenues to offset the expenses of this organization. We may not attract or retain a sufficient number of the highly qualified service personnel we need to support the expansion of our professional services organization. This expansion has required, and will continue to require, significant additional expenses and resources. In addition, this expansion will place further strain on our management and operational resources.

WE MAY FAIL TO DEVELOP AND PROMOTE OUR NETWORK EFFECTIVELY, WHICH MAY PREVENT US FROM ATTRACTING NEW VISITORS AND ADVERTISERS TO OUR NETWORK. Enhancing our network will allow us to increase our revenues because a segment of our business is to deliver services and content to users through our network, and we display advertisements on our network. We have recently enhanced, and intend to continue to enhance, our network by internally creating and externally acquiring additional complementary websites. We develop some of the content currently provided on our websites. Other content is developed by third parties and posted on our network. In order to attract and retain Internet users and advertisers, we intend to substantially increase our expenditures to further promote and develop our network. Our success in developing and promoting our network will also depend on our ability to provide high quality content, features and functionality. If we fail to promote our network successfully or if visitors to our network or advertisers do not perceive our services to be useful, current or of high quality, our business, results of operations and financial condition could suffer.

WE ARE VULNERABLE TO UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES, WHICH MAY RESULT IN REDUCED VISITOR TRAFFIC ON OUR NETWORK, DECREASED REVENUE AND HARM TO OUR REPUTATION. Substantially all of our communications hardware and other hardware related to our websites will be located in two locations. Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. In addition, our servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems, which could adversely affect our systems and websites. We could lose revenue and suffer damage to our reputation if any of these occurrences affected our systems because we would have decreased visitor traffic on our network. Our insurance policies may not adequately compensate us for any losses that may occur due to failures or interruptions in our systems.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN AND OUR USERS DEPEND ON OTHERS FOR ACCESS TO OUR NETWORK. Our network must accommodate a high volume of traffic and deliver frequently updated information. Our network has experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Slower response times can result from general Internet problems, routing and equipment problems by third-party Internet access providers, problems with third-party advertising servers and increased traffic to our servers. Our network could experience interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our community of Internet users depends on Internet service providers, online service providers and other websites' operators for access to our network. Those providers have experienced outages in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our network. If we experience any of these problems, our reputation and brand name could suffer, users might perceive our network as not functioning properly and our business, results of operations and financial condition could suffer.

REGULATION AND THIRD-PARTY OWNERSHIP COULD REDUCE THE VALUE OF OUR DOMAIN NAMES, WHICH WOULD HARM OUR BRAND RECOGNITION. We own numerous domain names, both in the United States and internationally. These domain names are important because they allow visitors to locate our websites and build brand recognition. Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. Because of this, and as a result of third parties acquiring our domain names in other jurisdictions, we might not acquire or maintain our domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. If this occurs, our business, results of operations and financial condition would suffer.

OUR PRODUCT SALES AND REVENUE GROWTH DEPEND ON THE CONTINUED POPULARITY AND ACCEPTANCE OF THE INTERNET, WHICH MAY DECLINE IF NEW LAWS AND GOVERNMENT REGULATIONS SURROUNDING THE INTERNET ARE APPLIED. If the popularity and acceptance of the Internet as an effective medium of commerce does not continue to grow or declines, our product sales and revenue growth will be harmed. We are significantly dependent on the Internet to process the sale of our products. In July 2000, substantially all of our sales were processed through our valinux.com website. We are also planning on deploying enhanced e-commerce applications to foster closer relationships with our customers, facilitate Internet-based ordering and tracking, and sales processing. As the use of the Internet continues to evolve, increased regulation by federal, state or foreign agencies in areas including user privacy, pricing, content, and quality of products and services becomes more likely. Our e-commerce activities might subject us to the jurisdiction of the legal systems of other countries. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Laws and regulations applying to the solicitation, collection, processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. There were no significant changes in our market risk exposures during the first quarter of 2001. For further discussion of our market risk exposures, refer to Part II,
Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K and Form 10-KA for the fiscal year ended July 28, 2000.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

        During the quarter ended October 27, 2000, we issued an aggregate of approximately 189,000 shares of VA Linux common stock (including shares held in escrow) in exchange for the outstanding shares of Brave New Worlds, Inc. and Life BVBA. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary.

ITEM 6. Exhibits and Reports on Form 8-K

(b)     Reports on Form 8-K

        (i) Report on Form 8-K, dated November 9, 2000, containing a November 6, 2000 news release announcing the Registrant's anticipated financial results for its first fiscal quarter ended October 27, 2000.

        (ii) Report on Form 8-K, dated November 21, 2000, containing a November 16, 2000 news release announcing the Registrant's actual financial results for its first fiscal quarter ended October 27, 2000.

(c)     Exhibit index

 EXHIBIT
  NUMBER
 -------
   27.1        Financial Data Schedules

----------

                             VA Linux Systems, Inc.

                                October 27, 2000

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LINUX SYSTEMS, INC.


DATE: December 8, 2000                BY: /s/  Larry M. Augustin
     ------------------                  ---------------------------------------
                                      Larry M. Augustin
                                      President and Chief Executive Officer


DATE: December 8, 2000                BY: /s/  Todd B. Schull
     ------------------                  ---------------------------------------
                                      Todd B. Schull
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER
 -------
   27.1        Financial Data Schedules

----------