Form 10-Q
period 2001-01-27
VA LINUX SYSTEMS INC
filed 2001-03-12
CIK 1096199

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 27, 2001

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

                                 (510) 687-7000
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             TITLE OF CLASS               OUTSTANDING AT FEBRUARY 28, 2001
     ------------------------------       --------------------------------
     Common Stock, $0.001 par value                  53,560,444


================================================================================

                     VA Linux Systems, Inc. and Subsidiaries

                                TABLE OF CONTENTS


                                                                                    PAGE NO.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ..................................................       3

         Condensed Consolidated Balance Sheets at January 27, 2001
         and July 28, 2000 .....................................................       3

         Condensed Consolidated Statements of Operations for the three and
         six months ended January 27, 2001 and January 28, 2000 ................       4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended January 27, 2001 and January 28, 2000 ................       5

         Notes to Condensed Consolidated Financial Statements ..................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................................       9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk ...........................................................      28


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................      28

Item 2.  Changes in Securities and Use of Proceeds .............................      28

Item 4.  Submission of Matters to a Vote of Security Holders ...................      28

Item 6.  Exhibits and Reports on Form 8-K ......................................      29

Signatures .....................................................................      29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                    JANUARY 27,         JULY 28,
                                                       2001               2000
                                                    ---------          ---------
                                                   (Unaudited)
                                      ASSETS

Current assets:
  Cash and cash equivalents                         $  66,674          $ 123,849
  Short-term investments                               59,652             52,433
  Accounts receivable, net                             33,962             31,842
  Inventories                                           1,393              1,018
  Prepaid expenses and other current assets             8,769              2,156
                                                    ---------          ---------
    Total current assets                              170,450            211,298
Property and equipment, net                            19,915             10,316
Goodwill and intangible assets, net                   326,730            362,744
Other assets                                            1,450                741
                                                    ---------          ---------
                                                    $ 518,545          $ 585,099
                                                    =========          =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  20,159          $  26,715
  Accrued liabilities and other                        24,715             11,285
  Current portion of notes payable                      1,013              1,568
                                                    ---------          ---------
    Total current liabilities                          45,887             39,568
Notes payable, net of current portion                   1,026              1,104
Other long-term liabilities                             1,036                552

Stockholders' equity:
  Common stock                                             53                 52
  Additional paid-in capital                          778,440            763,175
  Deferred stock compensation                         (71,984)          (109,686)
  Accumulated other comprehensive loss                   (799)               (47)
  Accumulated deficit                                (235,114)          (109,619)
                                                    ---------          ---------
    Total stockholders' equity                        470,596            543,875
                                                    ---------          ---------
                                                    $ 518,545          $ 585,099
                                                    =========          =========


The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                            ----------------------------         ----------------------------
                                            JANUARY 27,       JANUARY 28,        JANUARY 27,       JANUARY 28,
                                               2001              2000               2001              2000
                                            ----------        ----------         ----------        ----------
                                                    (unaudited)                          (unaudited)
Net revenues                                 $ 42,513          $ 20,191          $  98,575          $ 35,039
Cost of revenues                               49,660            17,356             93,110            30,243
                                             --------          --------          ---------          --------
  Gross profit                                 (7,147)            2,835              5,465             4,796

Operating expenses:
  Sales and marketing                          11,478             7,111             23,025            12,175
  Research and development                      4,842             2,431              9,572             5,205
  General and administrative                    7,910             1,658             13,464             3,154
  Amortization of deferred stock
    compensation                                2,694             4,258              5,388             7,113
  Amortization of compensation
    expense related to acquisitions            17,602                --             35,791                --
  Amortization of goodwill and
    intangible assets                          23,989                --             47,413                --
                                             --------          --------          ---------          --------
      Total operating expenses                 68,515            15,458            134,653            27,647
                                             --------          --------          ---------          --------
Loss from operations                          (75,662)          (12,623)          (129,188)          (22,851)
Interest and other income, net                  1,514             1,062              3,693             1,235
                                             --------          --------          ---------          --------
Net loss                                     $(74,148)         $(11,561)         $(125,495)         $(21,616)
                                             ========          ========          =========          ========
Dividend related to convertible
  preferred stock                                  --                --                 --            (4,900)
                                             --------          --------          ---------          --------
Net loss attributable to common
  stockholders                               $(74,148)         $(11,561)         $(125,495)         $(26,516)
                                             ========          ========          =========          ========

Basic and diluted net loss per share         $  (1.57)         $  (0.50)         $   (2.69)         $  (1.73)

Shares used in computing basic
  and diluted net loss per share               47,362            23,325             46,723            15,372


The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               SIX MONTHS ENDED
                                                          ---------------------------
                                                          JANUARY 27,      JANUARY 28,
                                                             2001             2000
                                                          ----------       ----------
                                                          (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (125,495)      $  (21,616)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                             49,118              537
    Loss on disposal of assets                                     -              177
    Amortization of deferred compensation expense             41,179            7,113
    Non-cash compensation expense                                  -            1,434
    Other, net                                                  (753)               -
    Changes in assets and liabilities:
      Accounts receivable                                     (1,679)          (7,504)
      Inventories                                               (375)           1,971
      Prepaid expenses and other assets                       (7,275)          (1,162)
      Accounts payable                                        (6,666)           3,386
      Accrued liabilities and other                           14,006            2,540
      Other long-term liabilities                                484                -
                                                          ----------       ----------
        Net cash used in operating activities                (37,456)         (13,124)
                                                          ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (11,380)          (1,763)
  Purchase of short-term investments                          (7,219)               -
  Purchase of intangible assets                               (1,808)               -
  Businesses acquired, net of cash acquired                   (1,628)               -
  Other, net                                                    (420)               -
                                                          ----------       ----------
        Net cash used in investing activities                (22,455)          (1,763)
                                                          ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                     (697)             (45)
  Proceeds from issuance of convertible preferred
    stock, net                                                     -            4,834
  Proceeds from issuance of common stock, net                  3,625          139,930
  Proceeds from stockholder  note receivable                       -               50
  Repurchase of common stock                                    (192)             (25)
                                                          ----------       ----------
        Net cash provided by financing activities              2,736          144,744
                                                          ----------       ----------

Net increase (decrease) in cash and cash equivalents         (57,175)         129,857
Cash and cash equivalents, beginning of period               123,849           18,653
                                                          ----------       ----------
Cash and cash equivalents, end of period                  $   66,674       $  148,510
                                                          ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by VA Linux Systems, Inc. ("VA Linux" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial statements and the accompanying notes, however, should be read in conjunction with VA Linux's audited consolidated financial statements and the notes thereto included in VA Linux's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended July 28, 2000, filed with the SEC on October 26, 2000 and as amended on November 2, 2000. The condensed consolidated balance sheet as of July 28, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

        The results of operations for the three and six months ended January 27, 2001 and January 28, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 28, 2001.

        The Company operates on a 52-53 week year ending the Saturday before July 31. Prior to the quarter ended January 27, 2001, the last day of each fiscal quarter and year end was Friday. This change did not have a material impact on the results of operations for the three and six months ended January 27, 2001, or to comparisons to prior periods.

NOTE 2 - Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated. Actual results could differ from those estimates.

Principles of Consolidation

        These consolidated financial statements include the accounts of VA Linux and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following (in thousands):

                     JANUARY 27,      JULY 28,
                        2001            2000
                     ----------      ----------
Raw materials        $        -      $      387
Work-in-process               -              86
Finished goods            1,393             545
                     ----------      ----------
     Total           $    1,393      $    1,018
                     ==========      ==========

        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable value could change. For the three months ended January 27, 2001, the Company recorded an additional provision of $14 million to establish a reserve for excess material that resulted from a high level of inventory compared to the Company's current reduced expectations for systems and services revenue.

Revenue Recognition

        Product revenues from the sale of Linux-based servers, components and appliances, and desktop computers are recognized upon shipment of goods. The Company generally does not grant its customers any rights to return products. The Company provides allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized prorata over the term of the related service agreement. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue. For the three and six months ended January 27, 2001 and January 28, 2000, revenues from customer support services and professional service contracts were not material.

        The Company generates advertising revenues from the sale of advertising space on the Company's various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured. The Company's obligations typically include guarantees of a minimum number of "impressions" (i.e., times that an advertisement is viewed by users of the Company's online services over a specified period). To the extent that minimum guaranteed impressions have not been met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved.

Net Loss Per Share

        Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period, less the number of such shares that are subject to repurchase. Diluted net loss per share is calculated in the same manner but also includes all dilutive common equivalent shares outstanding during the period. There were no dilutive common equivalent shares outstanding during the periods indicated.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                               Three Months Ended                      Six Months Ended
                                                        ---------------------------------       ---------------------------------
                                                         January 27,         January 28,         January 27,         January 28,
                                                            2001                2000                2001                2000
                                                        -------------       -------------       -------------       -------------
                                                      (In thousands, except per share data)   (In thousands, except per share data)
Net loss attributable to common stockholders            $     (74,148)      $     (11,561)      $    (125,495)      $     (26,516)

Basic and diluted net loss per share                    $       (1.57)      $       (0.50)      $       (2.69)      $       (1.73)

Weighted-average shares of common stock outstanding            50,500              30,165              50,359              22,699
Less:  Weighted-average shares subject to repurchase           (3,138)             (6,841)             (3,636)             (7,327)
                                                        -------------       -------------       -------------       -------------
Shares used in computing basic and diluted net loss
  per share                                                    47,362              23,325              46,723              15,372
                                                        =============       =============       =============       =============


Comprehensive Income (Loss)

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and presentation of comprehensive income and its components. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the three and six months ended January 27, 2001 and January 28, 2000 approximated net loss.

Segment Reporting

        The Company has two reportable business segments: Systems and Services and, through the acquisition of Andover.Net, Inc. ("Andover.Net"), the Open Source Development Network ("OSDN"). The Systems and Services segment consists of a broad line of Linux systems and Open Source services, including system architecture design and integration, development of Open Source software and managed services. The OSDN segment helps people develop, distribute and discuss Open Source software development. The Company currently allocates resources to and evaluates the performance of its segments based on each segment's revenue. For the three months ended January 27, 2001 and January 28, 2000, revenue from the Systems and Services segment was $37.9 million and $20.2 million, respectively. For the three months ended January 27, 2001 and January 28, 2000, revenue from OSDN was $4.6 million and $0 million, respectively. For the six months ended January 27, 2001 and January 28, 2000, revenue from the Systems and Services segment was $89.5 million and $35.0 million, respectively. For the six months ended January 27, 2001 and January 28, 2000, revenue from OSDN was $9.1 million and $0 million, respectively. The Company may change, add or amend its segments in future periods. The accounting policies of these segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended July 28, 2000.

Supplier Concentration

        The Company is dependent on a single contract manufacturer for substantially all of its manufacturing and supply chain management, including component procurement and inventory management. The contract manufacturer is also an investor in the Company. The contract manufacturer's inability to fulfill the Company's production requirements or make timely distributions of the Company's products could negatively impact future results. Although there are other contract manufacturers that could provide similar services, a change in the Company's contract manufacturer could cause delays in the manufacturing and distribution of the Company's products and could cause a possible loss of sales.

NOTE 3 - Acquisitions

Alabanza Corporation

        On November 27, 2000, VA Linux acquired certain assets of Alabanza Corporation "Alabanza" for approximately $3.6 million. The consideration included 224,090 shares of VA Linux common stock valued at $2.6 million and cash of approximately $950,000. The agreement contained no additional contingent payments, options or commitments. Purchased intangible assets, including intellectual property and technology related to specific software applications of approximately $3.4 million, are being amortized over their estimated useful lives of four years on a straight-line basis. Purchased tangible property of approximately $213,000, primarily computer equipment, is being depreciated over their estimated useful lives of two years on a straight-line basis.

Lavaca Systems Corporation

        On December 7, 2000, VA Linux acquired certain assets of Lavaca Systems Corporation "Lavaca" for approximately $3.6 million. The consideration included approximately 306,122 shares of VA Linux common stock valued at $2.6 million and cash of approximately $1.0 million. The agreement contained no additional contingent payments, options or commitments. Purchased intangible assets, including intellectual property and technology related to specific software applications of approximately $3.6 million, are being amortized over their estimated useful lives of four years on a straight-line basis.

Brave New Worlds, Inc.

        On September 26, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Brave New Worlds, Inc. ("BNW") for approximately $2.5 million. BNW offers e-commerce deployment services and a range of professional services for planning, development and integration to support mission-critical Internet e-business infrastructure. The consideration included approximately 35,000 shares of VA Linux common stock valued at $1.7 million and cash of approximately $750,000. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees is $4.8 million in stock (approximately 97,000 shares) and is payable after 12 months, 24 months, 36 months and 48 months. The contingent payments will be accounted for as compensation expense on a prorata basis over the term of the employment condition and not as purchase price. Upon consummation of the acquisition, VA Linux established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material.

Life BVBA

        On September 29, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Life BVBA ("Life") for approximately $860,000. Life is a Belgium company that provides 24x7 Linux support services and training. The consideration included approximately 14,000 shares of VA Linux common stock valued at $660,000 and cash of approximately $200,000. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees is $2.0 million in stock (approximately 42,000 shares) and is payable after 12 months, 24 months, 36 months and 48 months. The contingent payments will be accounted for as compensation expense on a prorata basis over the term of the employment condition and not as purchase price. Upon consummation of the acquisition, VA Linux established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material.

Pro Forma Information

        On March 28, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of TruSolutions, Inc. ("TruSolutions") for approximately $72.9 million. TruSolutions is a manufacturer of rackmount servers based on the Pentium III, Xeon and UltraSPARC processors specializing in low profile, high performance systems designed for the Internet Data Center, ISP, ASP and OEM. On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of NetAttach, Inc. ("NetAttach") for approximately $37.3 million. NetAttach provides high-availability data-appliances for mission-critical deployment in corporate services or engineering environments. On June 7, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of OSDN (previously Andover.Net) for approximately $342.0 million (including acquisition costs of approximately $5.0 million). OSDN provides products, online tools, news and other services for programmers, software developers, web site designers, technology managers and corporate buyers. The following unaudited pro forma information represents the results of operations of VA Linux, NetAttach, TruSolutions and OSDN as if the acquisitions had been consummated as of the beginning of the period presented. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. The information below does not include $9.0 million of purchased in-process research and development that was expensed at the time of acquisition. The unaudited pro forma information is as follows (in thousands, except per share data):



                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JANUARY 28, 2000        JANUARY 28, 2000
                                                ------------------      ----------------
Total revenues                                    $     27,830            $     48,117
Loss from operations                              $    (69,657)           $   (124,434)
Net loss attributable to common stockholders      $    (69,657)           $   (129,334)
Basic and diluted net loss per share              $      (2.12)           $      (5.59)

NOTE 4 -- Sublease Agreement

        In December 2000, the Company entered into an agreement to sublease a portion of its headquarter facilities located in Fremont, California consisting of approximately 51,767 square feet. The sublease expires in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements regarding future financial performance and results of our operations; composition of revenues between our various product, support, OSDN and service offerings; technological trends in the computer industry; our future product and service offerings, costs and features; the ultimate success of our product and service offerings; anticipated domestic and international revenue; future gross margin on products and services; management's strategy, plans and objectives for future operations; demand for our products and service plans; the future functionality, business potential, demand for and adoption of build-to-order software, the Build-to-Order Software Selector (BOSS(TM)), and the Open Source Development Network (OSDN(TM)); growth in adoption of and support for the Open Source development model; and the expansion of the range of Open Source software applications. Our actual results may differ materially from those projected in the forward-looking statements due to various factors set forth in this report, including as set out in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The following discussion and analysis should be read in conjunction with the section entitled "Risk Factors," as well as the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report, our most recent Annual Report included as an exhibit to Form 10-K with the SEC, as amended, and our other filings with the SEC made from time to time.

OVERVIEW

        We are a leading provider of Linux-based solutions, integrating systems, software and services. Our broad-based technical expertise in systems and software design, as well as our focus on the Linux operating system and related Open Source solutions, enable us to provide high-quality Linux systems designed for optimal performance, reliability and scalability. To further expand our service offerings, we established a professional service organization in September 1999 and the Open Source Development Network in June 2000.

        We were incorporated in January 1995 and grew very modestly until the end of fiscal 1998. From July 1998 to January 2001 we experienced significant growth and have invested in hiring personnel with Linux expertise, growing our direct sales force to better penetrate the market for Linux products and marketing our brand. To further implement these strategies, we expanded our operations, customer support, administration infrastructure, and we acquired companies. As a result, our employee base grew from 153 at July 31, 1999 to 551 on January 27, 2001, and our operating expenses grew significantly. Subsequently, in February 2001 we reduced our work force, so that as of February 28, 2001, we had 496 employees. At January 27, 2001, we had an accumulated deficit of $235.1 million.

        Net revenue in the second quarter of fiscal 2001 declined sequentially by 24.2% to $42.5 million compared to $56.1 million for the first quarter of fiscal 2001. The lower demand for our server products was primarily due to the general economic slowdown, which significantly impacted the spending of our "dot-com" customer base. Our revenue is derived primarily from sales of systems and related customer support, with a smaller portion derived from services and web advertising. Sales of our systems accounted for approximately 81% of our net revenues in the second quarter of fiscal 2001 and approximately 87% of our net revenues in the first quarter of fiscal 2001. We expect our sales from systems will continue to represent a significant majority of our net revenues through fiscal 2001. We recognize revenues from product sales upon shipment. We generally do not grant any rights to our customers to return products. We also provide allowances for warranty costs at the time of shipment. Customer support fees are recognized ratably over the term of the service contract.

        In September 1999, we established our professional service organization and subsequently acquired Precision Insight, BNW, Life, Alabanza, and Lavaca to expand our existing customer service and support offerings to better address the demand for Linux and Open Source software expertise from our customers. Our professional services organization provides Internet infrastructure and Open Source software services, including system architecture design and integration, development of Open Source software (including the porting of software to Linux), and managed services. We believe that the computer industry is generally characterized by significant demand for professional services. Although revenues from our professional services organization have not been material to date, we are aggressively marketing these services and believe that these services will address this significant demand. Accordingly, we expect these revenues to account for a more significant portion of revenues in the future. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue.

        With the acquisition of Andover.Net in June 2000 and in conjunction with our other Open Source websites, we established the Open Source Development Network, which supplies Open Source information to a wide audience. OSDN helps people develop Open Source software with tools like SourceForge.net, distribute their work through Freshmeat.net and other websites, and discuss
Open Source development on Slashdot.org and many of our other sites. Although web revenues have not been material to date, we are aggressively marketing these services, and we expect these revenues to account for a more significant portion of revenues in the future. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured.

        Prior to January 1999, we sold our products to customers primarily in response to telephone inquiries. During the third quarter of fiscal 1999, we began implementing our direct sales strategy. The number of employees engaged in direct sales activities grew from 35 at the end of fiscal 1999 to over 100 at January 27, 2001. Our direct sales organization consists of field sales, telesales and sales support personnel. Although indirect sales have not been material to date, we may pursue selective channel opportunities to supplement our direct sales efforts. In addition, our valinux.com website permits customers to configure and order products and software via the Internet, allowing us to more efficiently sell products and facilitate order processing. Since October 1999, substantially all of our sales were processed through this website. We intend to continue to enhance our e-commerce solutions to foster closer relationships with our customers and improve the efficiency of our sales process.

        Although we have established our European and Japanese operations, the majority of our sales to date have been in North America. We expect international revenues to represent a larger percentage of our revenues during fiscal 2001.

        We outsource a significant portion of our manufacturing and supply-chain management operations, including inventory management and component procurement, to SYNNEX Information Technologies, Inc. ("Synnex"), our contract manufacturer. We provide Synnex with 90-day rolling forecasts based on anticipated product orders. Synnex uses these forecasts to purchase components for our products. If we overestimate our component requirements, Synnex may have excess inventory, which would increase our costs. If we underestimate our component requirements, Synnex may have inadequate inventory, which could interrupt its manufacturing of our products and result in delays in system shipments. Any of these events could harm our business and results of operations. Our agreement with Synnex may be terminated for any reason at any time on delivery of 120-day advance notice by either party. A substantial majority of our cost of revenues currently consists of payments to Synnex. Cost of revenues also includes costs associated with our customer support and professional services. Customer support costs include payments made to a third-party service organization, which provides call-center and on-site service functions to our customers. We expect revenues from professional services to carry a higher gross margin than our product revenues. We believe that future gross margin will primarily be affected by:

        -   changes in components and manufacturing costs;

        -   the volume and mix of products and services sold;

        -   new product introductions both by us and our competitors;

        -   changes in our pricing policies and those of our competitors;

        -   the size of customer orders; and

        -   the mix of domestic and international sales.

        Prior to October 1998, we operated as a small closely-held company. As such, we did not have the types of operational and financial controls normally implemented by growing enterprises. During the second half of fiscal 1999 and the second quarter of fiscal 2001, we implemented or updated our operational and financial systems, procedures and controls, including the implementation of an enterprise-resource planning system and an Internet-based ordering system. Our systems will continue to require additional modifications and improvements, and possibly new systems, to respond to future changes in our business. Implementation of these modifications and improvements or new systems could be disruptive to our business.

RESULTS OF OPERATIONS

        The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included in this Quarterly Report.

                                                               PERCENTAGE OF NET REVENUE
                                              ----------------------------------------------------------------
                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              ----------------------------        ----------------------------
                                              JANUARY 27,       JANUARY 28,       JANUARY 27,       JANUARY 28,
                                                 2001              2000              2001              2000
                                              ----------        ----------        ----------        ----------
         Net revenues                              100.0%            100.0%            100.0%            100.0%
         Cost of revenues                          116.8              86.0              94.5              86.3
                                              ----------        ----------        ----------        ----------
           Gross margin                            (16.8)             14.0               5.5              13.7

         Operating expenses:
           Sales and marketing                      27.0              35.2              23.3              34.7
           Research and development                 11.4              12.0               9.7              14.9
           General and administrative               18.6               8.2              13.7               9.0
           Amortization of deferred stock
             compensation                            6.4              21.1               5.5              20.3
           Amortization of compensation
             expense related to acquisitions        41.4                --              36.3                --
           Amortization of goodwill and
             intangible assets                      56.4                --              48.1                --
                                              ----------        ----------        ----------        ----------
               Total operating expenses            161.2              76.5             136.6              78.9
                                              ----------        ----------        ----------        ----------
         Loss from operations                     (178.0)            (62.5)           (131.1)            (65.2)

         Interest and other income, net              3.6               5.3               3.8               3.5
                                              ----------        ----------        ----------        ----------
         Net loss                                 (174.4)            (57.2)           (127.3)            (61.7)
                                              ==========        ==========        ==========        ==========
         Dividend related to convertible
           preferred stock                            --                --                --             (14.0)
                                              ----------        ----------        ----------        ----------
         Net loss attributable to common
           stockholders                           (174.4%)           (57.2%)          (127.3%)           (75.7%)
                                              ==========        ==========        ==========        ==========

THREE AND SIX MONTHS ENDED JANUARY 27, 2001 AND JANUARY 28, 2000

NET REVENUES

        The Company has two reportable business segments for revenue: Systems and Services; and OSDN. The Company allocates resources to and evaluates performance of its segments based on revenue.

        Net revenues for the three months ended January 27, 2001 increased by approximately $22.3 million or 111% to $42.5 million, compared to net revenues of $20.2 million for the three months ended January 28, 2000. The Systems and Services business segment and the OSDN business segment accounted for $37.9 million or 89.2% and $4.6 million or 10.8% of net revenues, respectively, for the three months ended January 27, 2001, compared to $20.2 million or 100% and $0 million or 0% of net revenues, respectively, for the three months ended January 28, 2000.

        Net revenues for the six months ended January 27, 2001 increased by approximately $63.6 million or 181% to $98.6 million, compared to net revenues of $35.0 million for the six months ended January 28, 2000. The Systems and Services business segment and the OSDN business segment accounted for $89.5 million or 90.8% and $9.1 million or 9.2% of net revenues, respectively, for the six months ended January 27, 2001, compared to $35.0 million or 100% and $0 million or 0% of net revenues, respectively, for the six months ended January 28, 2000.

        The increases in net revenues for both the three and six months ended January 27, 2001, as compared to the three and six months ended January 28, 2000, were primarily due to increases in the volume of our Internet server products and professional services being sold, and to the introduction of our web-based advertising sales.

        For the second quarter in fiscal 2001, our top ten customers accounted for approximately 45.4% of net revenues, as compared to 41.2% of net revenues for the same period in fiscal 2000. The only customers to account for more than 10% of net revenue in the second quarter of fiscal 2001 were Akamai Technologies and Instinet Corporation, which represented 17.4% and 12.2% of net revenues, respectively. For the first six months in fiscal 2001, our top ten customers accounted for approximately 41.9% of net revenues, as compared to 38.5% of net revenues for the same period in fiscal 2000. Akamai Technologies, which represented 23.4% and 12.1% of net revenues, was the only customer to account for more than 10% of net revenues in the first six months of fiscal 2001 and fiscal 2000, respectively. No other customer accounted for more than 10% of net revenues during any of the periods presented. We have limited visibility of revenue growth in the future but currently expect revenues to decline as a result of the slowdown in the economy and as a result of our focus on enterprise customers which have a longer sales cycle.

COST OF REVENUES

        Cost of revenues increased to $49.7 million for the three months ended January 27, 2001, as compared to $17.4 million during the same period ended January 28, 2000. Cost of revenues for the first six months of fiscal 2001 increased to $93.1 million from $30.2 million for the same period in fiscal 2000. The gross margin percentage was (16.8%) and 5.5% for the three and six months, respectively, ended January 27, 2001, as compared to 14.0% and 13.7% for the three and six months, respectively, ended January 28, 2000. The decline in margins was primarily due to an additional inventory provision of $14 million to establish a reserve for excess material that resulted from a high level of inventory compared to the Company's current reduced expectations for systems and services revenue and from lower selling prices. Excluding the additional inventory provision, the gross margin percentage would have been 16.1% and 19.7% for the three and six months, respectively, ended January 27, 2001. Although we expect sequential improvement in our gross margin percentage going forward due to increased contributions from professional services and OSDN and the introduction of new products, we are still experiencing pricing pressures due to the competitive market that may adversely impact our gross margins.

SALES AND MARKETING EXPENSES

        In absolute dollars, sales and marketing expenses increased to $11.5 million and $23.0 million for the three and six months, respectively, ended January 27, 2001 from $7.1 million and $12.2 million for the three and six months, respectively, ended January 28, 2000. For the second quarter and the first six months of fiscal 2001, the increase reflects expenses associated with sales growth and increased marketing infrastructure and branding activities. Sales and marketing expenses were 27.0% of net revenues for the second quarter of fiscal 2001 and 23.3% of net revenues for the first six months of fiscal 2001, a decrease of 8.2 percentage points and 11.4 percentage points, respectively, when compared to the same periods of fiscal 2000. The decrease as a percentage of net revenues was due to leveraging our investment in infrastructure as revenues significantly increased. We expect that sales and marketing expenses will remain relatively constant in absolute dollars. However, due to the limited visibility of revenue growth in the future, sales and marketing expenses may increase as a percentage of net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist of payroll and related expenses for software and hardware engineers and cost of materials for prototyping and testing units. We expense all of our research and development costs as they are incurred. Research and development, as a percentage of net revenues, was 11.4% and 9.7%, respectively for the three and six months ended January 27, 2001 and 12.0% and 14.9%, respectively for the three and six months ended January 28, 2000. In absolute dollars, R&D expenses increased to $4.8 million for the three months ended January 27, 2001 and $9.6 million for the first six months of fiscal 2001 from $2.4 million and $5.2 million for the three and six months ended January 28, 2000. The increase in absolute dollars was due to an increase in engineering personnel and spending for prototyping material for new product development. The decrease as a percentage of net revenues was due to leveraging our investment in infrastructure as revenues significantly increased. We will continue to invest in system design, Open Source software and other research and development initiatives, but at a slower pace than previously. Accordingly, we expect research and development expenses to be relatively constant or to slightly decrease in absolute dollars. However, due to the limited visibility of revenue growth in the future, research and development expenses may increase as a percentage of net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, professional fees and costs associated with implementing and expanding our information systems. General and administrative expenses, as a percentage of net revenues, were 18.6% and 13.7%, respectively, for the three and six months ended January 27, 2001 and were 8.2% and 9.0%, respectively for the three and six months ended January 28, 2000. In absolute dollars, general and administrative expenses increased to $7.9 million and $13.5 million, respectively, for the three and six months ended January 27, 2001 from $1.7 million and $3.2 million, respectively, for the three and six months ended January 28, 2000. The increase in absolute dollars was primarily due to an additional provision for bad debts of $2.5 million, an increase in administrative personnel and the associated costs to support our increased operations. The additional bad debt provision of $2.5 million was a result of a deterioration of the Company's ability to obtain payment from certain "dot-com" customers. We do not intend to increase our current level of spending to support our infrastructure, and as a result, we expect general and administrative expenses to be relatively constant or to slightly decrease in absolute dollars in the future. However, due to the limited visibility of revenue growth in the future, general and administrative expenses may increase as a percentage of net revenues.

AMORTIZATION OF DEFERRED STOCK COMPENSATION EXPENSE

        In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $2.7 million and $5.4 million, respectively, for the three and six months ended January 27, 2001. We expensed $4.3 and $7.1 million, respectively of deferred stock compensation for the three and six month periods ended January 28, 2000.

        In connection with our acquisitions, we amortized $17.6 million and $35.8 million, respectively, of compensation expense for the three and six months ended January 27, 2001.

AMORTIZATION OF GOODWILL AND INTANGIBLES

        In connection with the acquisitions of TruSolutions, Precision Insight, NetAttach, Andover.Net, BNW, and Life, we amortized $24.0 million and $47.4 million, respectively, of goodwill and intangibles for the three and six months ended January 27, 2001.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net includes income from our cash investments, net of other expenses. Net interest and other income of $1.5 million and $3.7 million, respectively, for the three and six months ended January 27, 2001 increased from $1.1 million and $1.2 million, respectively, when compared to the same periods in the prior year. The increase was due to an increase in interest income earned on proceeds from the issuance of common stock as a result of our initial public offering. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

INCOME TAXES

        As of January 27, 2001, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carry-forwards expire at various dates through 2021 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

LIQUIDITY AND CAPITAL RESOURCES

        At January 27, 2001, cash and cash equivalents totaled $66.7 million, down from $123.8 million at July 28, 2000. This decrease was due to cash used in operating activities and cash used in investing activities to acquire property and equipment, to purchase marketable securities and for acquisitions.

        For the six months ended January 27, 2001, we used $37.5 million in cash for operating activities, compared to $13.1 million for the six months ended January 28, 2000. This represents an increase of 185% and is primarily due to an increase in our net loss of $125.5 million for the six months ended January 27, 2001, compared to our net loss of $21.6 million for the six months ended January 28, 2000. The increase in our net loss is primarily due to the amortization of compensation expense of approximately $35.8 million and the amortization of goodwill of approximately $47.4 million, both in connection with our acquisitions, and to an increase in our operating expenses for sales and marketing, research and development, and general and administrative purposes.

        For the six months ended January 27, 2001 and January 28, 2000, we used $22.5 million and $1.8 million in cash for investing activities, respectively. In the six months ended January 27, 2001, we used the cash for investing activities to acquire computer and facilities-related assets and to purchase short-term marketable securities, and for acquisition-related activities. In the six months ended January 28, 2000, we used the cash for investing activities to acquire property and equipment.

        For the six months ended January 27, 2001 and January 28, 2000, we generated $2.7 million and $144.7 million in cash from financing activities, respectively. In the six months ended January 27, 2001, cash provided by financing activities was due to proceeds from the issuance of common stock, partially offset by payments on notes payable and repurchases of common stock. In the six months ended January 28, 2000, cash provided by financing activities was primarily due to the proceeds from our initial public offering.

        Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to maintain our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to establish additional facilities worldwide, and for other general corporate activities. We believe that our existing cash balances and credit facilities will be sufficient to fund our operations for at least the next 12 months. However, we may require additional funding within this time frame, and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us, or at all. It is possible that we may require additional financing within this period, particularly if we elect to acquire complementary businesses or technologies, or if the general economic downturn continues to negatively affect revenues. The factors described in this paragraph and other factors which may arise subsequently will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financings, strategic relationships or other arrangements. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our inability to raise capital when needed could seriously harm our business.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." In June 2000, the SEC deferred the adoption date for SAB No. 101 until the fourth quarter of fiscal 2001. SAB No. 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not quantified the effect of SAB No. 101 on its financial position or results of operations and has not yet determined the timing and method of adoption.

        In March 2000, the FASB issued Financial Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of "employee" for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. The Company adopted FIN No. 44 in July 2000. The adoption did not have a material effect on the Company's financial position or results of operations.

                                  RISK FACTORS

RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

IF WE FAIL TO RETAIN AND EXPAND OUR CUSTOMER BASE AND THE COMPOSITION THEREOF, OUR REVENUES COULD DECLINE SUBSTANTIALLY. We face competition from different sources, and we must compete effectively against other current and future competitors to retain and expand our customer base. To date, our revenues have been principally derived from smaller companies in the Internet marketplace. We have begun to focus our sales and marketing efforts to larger corporate and enterprise-level customers. This strategy to broaden our customer base by, among other things, pursuing business opportunities from larger corporate and enterprise accounts may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. A failure to successfully transition more of our revenues from the larger customers could materially adversely affect our operations. We believe the principal factors on which we compete include:

        -   product functionality;

        -   quality and availability of professional services;

        -   quality of product and product support;

        -   total cost of ownership;

        -   system performance at different price points;

        -   reusability for multiple applications;

        -   sales and distribution efficiency; and

        -   brand name recognition.

SALES IN THE INTERNET INFRASTRUCTURE MARKET ARE SUBJECT TO FLUCTUATION. Although sales to the Internet infrastructure market have grown historically, this market is characterized by large and often sporadic purchases. In addition, recently, we and other companies in this market, as well as in the computer market generally, have warned of lower-than-expected revenue and declines or delays in sales orders from customers in the Internet infrastructure market. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding and the extent that service providers are affected by regulatory and business conditions in the locale of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results and financial condition.

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

The systems offered by these companies may have greater functionality and lower prices than those we currently provide, making our systems less attractive to customers. Even if the functionality of the standard features of these products is equivalent to ours, we face a substantial risk that a significant number of customers will choose not to purchase products from a less well-known vendor, regardless of the competitiveness of our solutions. This is especially true as we compete for sales from large customers, which may have long-standing relationships with our more established competitors. These companies also have larger and more established service organizations to support these products and operating systems. These companies may be able to leverage their existing organizations, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, these companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can.

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

WE MAY NOT BE ABLE TO COMPETE WITH SMALLER COMPETITORS WHO ARE FOCUSED ON MANUFACTURING UNITS THAT COMPETE WITH OUR PRODUCTS ON THE BASIS OF PRICE, USING COMMODITY PARTS. Small, general purpose computer manufacturers that are focused on a small number of products can often assemble and offer systems comprised of off-the-shelf, commodity components and compete with us primarily on the basis of price. These "white-box" makers may be able to build systems more inexpensively than we can because they have little or no research and development expenses, and no investment in relationships with the Open Source community, thereby giving them lower overhead expenses than us. Such companies may also be able to compete effectively with us on personalized, local service, as these companies generally target a small portion of the market. Technology standardization in recent years has helped these smaller manufacturers overcome incompatibility problems that affected some manufacturers in the past. If customers place less emphasis on our branding, differentiated design and software expertise and, instead, focus on price and a comparison of some of the component parts in our systems versus these "white box" systems, we could suffer a loss of revenues, and our business may be harmed.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND THE MARKET FOR LINUX-BASED SYSTEMS IS RAPIDLY EVOLVING, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE. Our ability to accurately forecast our quarterly sales and revenues is made difficult by our limited operating history and the new and rapidly evolving market for Linux-based systems in general and our products in particular. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and greatly increased our operating expenses. In fiscal 2000, we continued to add a significant number of new employees. In early fiscal 2001, we again relocated to larger facilities. We do not know whether our business will grow rapidly enough to absorb these costs or whether our February 2001 reduction in our total number of workforce personnel will be sufficient. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

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

        - our contract manufacturer's ability to obtain sufficient supplies of sole or single-source components, including power supplies, disk controller cards, backplane circuit boards, motherboards and central processing units;

        - the introduction of competing products by companies which market general- or limited-purpose servers and computers;

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

To maintain or increase our gross margin, we also must continue to reduce the manufacturing cost of our products and the costs of providing professional services. Our products incorporate a significant number of commodity components, and our gross margin will fluctuate as a result of changes in the cost of these components. Component prices can increase for a number of reasons, including temporary or extended supply shortages. Increases in our manufacturing costs, whether due to increased component costs or other factors, could seriously harm our business. We intend to increase the amount of revenues we derive from professional services. As a result, we may hire additional staff to provide these services. If we are unable to increase professional services revenues quickly enough, gross margins on these revenues may decline and may adversely affect our overall gross margins. For more information related to our costs associated with manufacturing and our gross margin, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations."

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

Our operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. As a result, if projected revenues were not realized in the expected period, our operating results for that period would be adversely affected and could result in an operating loss. Failure to achieve revenue, earnings and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts has in the past resulted, and could in the future result, in an immediate and adverse effect on the market price of our common stock. Additionally, developments late in the quarter, such as lower-than-anticipated product demand, a systems failure at our facilities or at our contract manufacturer, or component-pricing movements, can adversely impact cash and related gross profitability in a manner that is disproportionate to the number of days in the quarter affected.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $74.1 million for our fiscal second quarter ended January 27, 2001, primarily due to expansion of our operations and the general economic slowdown, and we had an accumulated deficit of $235.1 million as of January 27, 2001. We expect to continue to incur significant product development, sales and marketing and administrative expenses, particularly as a result of expanding our direct sales force. In addition, we are investing considerable resources in our professional services organization and our Internet operations. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

AS OUR BUSINESS MATURES, WE DO NOT EXPECT OUR NET REVENUES TO CONTINUE TO GROW AT THE SAME RATE AS THEY HAVE IN THE PAST. We do not expect our net revenues to grow at the historically rapid rate in the future and, as seen in the most recently completed fiscal quarter, they could decline. Our historical growth rate reflected an increased number of customers, introductions of new server models, an increased focus on professional services beginning in the second quarter of fiscal 2000 and the acquisition of TruSolutions in the third quarter of fiscal 2000. As our business matures, it is unlikely that our net revenues will continue to grow at the same rate. We believe that our future growth rates will depend on the success of our sales and marketing efforts, which will require significant expenditures that we may not have sufficient resources to undertake, as well as the success of our professional services organization, which to date has not represented a material portion of our revenues. In addition, increased competition and slower-than-anticipated growth in our market could also affect our revenue growth. If our net revenues do not increase at or above the rate analysts expect, the trading price for our common stock may decline.

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKE EVALUATING OUR BUSINESS PROSPECTS AND RESULTS OF OPERATIONS DIFFICULT. Our company was incorporated in January 1995. We have recently expanded our operations significantly. For example, we grew from 208 employees at January 28, 2000 to 551 employees at January 27, 2001. However, we recently reduced our workforce to 469 as of February 28, 2001. Our productivity and the quality of the products and services we render may be adversely affected if we do not integrate and train new employees quickly and effectively and if we do not increase the productivity of our current employees. In addition, we employed only two members of our current management team at the end of fiscal 1998. These individuals have not previously worked together as a management team and have had only limited experience managing a rapidly growing company on either a public or private basis.

Furthermore, we participate in the Linux industry, which has only recently exhibited significant growth. You should consider the risks and difficulties we may encounter as an early-stage company in the new and rapidly evolving Linux products and services market. Some of the factors that may affect us include:

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

        - increased competition in the Linux industry, particularly from larger, more established companies that are entering into the Linux market, as well as the competition we face from general-purpose computer systems manufacturers; and

        - our ability to attract and retain qualified management and professional services personnel.

If we fail to address any of these risks or difficulties adequately, our business strategy may not be successful, and our revenues may not grow and may decline.

AS WE EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL FACE ADDITIONAL RISKS, WHICH COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. To date, substantially all of our net revenues have been derived from sales of our products in North America. However, we began selling our products overseas during fiscal 2000, initially in Europe. In the first quarter of fiscal 2001, we established a subsidiary in Japan. We anticipate that as we expand our international sales, we will fulfill orders through international facilities operated by Synnex. We could experience difficulties and disruptions in the manufacture of our products while we transition some manufacturing operations to these new facilities. Our inability to scale manufacturing of our products in foreign facilities, and any manufacturing delays or disruptions that occur, could prevent us from increasing international sales and achieving the timely delivery of products to customers located in foreign jurisdictions. This could result in lost revenues and slower revenue growth. Additionally, it will be costly to establish international facilities and operations, promote our brand internationally and develop localized websites and other systems. We may be required to develop foreign language translations of software incorporated into our systems. Revenues from international sales may not offset the expense of establishing and maintaining these foreign operations. We have no previous experience with any of these matters. As we expand our international operations, we will face a number of additional challenges associated with the conduct of international business. For example:

        - we may have difficulty managing and administering a globally-dispersed business;

        - fluctuations in exchange rates may negatively affect our operating results;

        - we may encounter greater difficulty in collecting accounts receivable, resulting in longer collection periods;

        - we may not be able to repatriate the earnings of our foreign operations;

        - we will have to comply with a wide variety of foreign laws and regulatory requirements, with which we are not familiar, and unexpected changes in these laws and requirements;

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

OUR FUTURE NET REVENUES DEPEND ON CONTINUED SALES OF OUR SYSTEMS, AND OUR BUSINESS WILL SUFFER IF DEMAND FOR, OR REVENUES FROM, OUR SYSTEMS DECLINES. Historically, we have derived a large percentage of our net revenues from Linux systems sales. Systems sales represented approximately 100% of our net revenues in fiscal 1999, approximately 95% of our net revenues in fiscal 2000 and approximately 80.9% of our net revenues in the second quarter of fiscal 2001. We expect systems sales to continue to account for a substantial majority of our net revenues for the foreseeable future. Any factors adversely affecting the pricing of, or demand for, these Linux systems, including increased competition or decreased market acceptance, could cause our net revenues to decline and our business to suffer.

OUR SUCCESS DEPENDS ON DEVELOPING NEW SYSTEMS THAT ACHIEVE MARKET ACCEPTANCE AND ON THE SUCCESS OF OUR PROFESSIONAL SERVICES ORGANIZATION. We develop systems that are optimized to run the Linux operating system, particularly for use in Internet-related applications. Developing new products that meet the needs of emerging market segments requires us to incur significant research and development expenses and commit substantial engineering resources to this effort. If we fail to introduce new products that address the needs of emerging market segments, or if our new systems do not achieve market acceptance, our future growth and profitability could suffer. Our success also depends on customers choosing our professional consulting services and support over those of our competitors and our ability to attract and retain qualified personnel in the area of professional services. If customers do not select our services, or if we are unable to meet customer demand for such services, our revenues may not grow and may decline, and our business will be harmed.

RISKS RELATED TO LINUX AND OPEN SOURCE SOFTWARE

IF THE LINUX OPERATING SYSTEM DOES NOT CONTINUE TO GAIN MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO SUSTAIN OUR REVENUE GROWTH, AND OUR BUSINESS COULD FAIL. For the foreseeable future, we expect that substantially all of our revenues will be derived from sales of systems that run the Linux operating system and the providing of services and support for these systems. The Linux operating system has only recently gained broad market acceptance. This acceptance has been mostly limited to Internet infrastructure applications. Our success depends on the continued and increased rate of adoption of Linux in these and other markets. If this does not occur, our business will suffer.

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

This would result in increased operating expenses. Alternatively, if we sold and supported a single Linux distribution that was not the predominant Linux distribution, our sales and revenue growth would suffer.

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

RISKS RELATED TO OUR PRODUCT MANUFACTURING

WE RELY ON SYNNEX AS OUR SINGLE SOURCE CONTRACT MANUFACTURER. IF SYNNEX IS UNABLE TO MEET OUR MANUFACTURING NEEDS OR OUR RELATIONSHIP TERMINATES, WE MAY LOSE REVENUES AND DAMAGE OUR CUSTOMER RELATIONSHIPS. We rely on Synnex to produce substantially all of our products at its Fremont, California facility on a purchase order basis, and Synnex is our sole manufacturer. With the exception of a small internal systems integration and prototyping facility, we have relocated our internal manufacturing organization to Synnex's manufacturing facility. Presently, all of our manufacturing is done at this one site and, in the event of a natural disaster, our business could be harmed. Under our agreement with Synnex, Synnex is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order that has been accepted by Synnex. If Synnex experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Moreover, our contract with Synnex may be terminated for any reason at any time by either party upon 120-day advance notice. Synnex subleases space in its facilities to us for our manufacturing operations. If our sublease with Synnex terminates, we will need to lease additional space for our manufacturing operations, which may not be available to us on commercially reasonable terms, if at all. In addition, we may need to qualify a new contract manufacturer and may be unable to find a contract manufacturer that meets our needs or that can source components as cost-effectively as our current contract manufacturer. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. Transferring manufacturing operations can significantly disrupt product supply. If we are required or choose to change contract manufacturers, we may lose sales and may experience increased manufacturing or component costs, and our customer relationships may suffer.

SYNNEX DEPENDS ON SINGLE- AND LIMITED-SOURCE SUPPLIERS FOR KEY COMPONENTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS. Synnex, our contract manufacturer, depends on single-source suppliers for a number of key components for our products, such as industry-standard processors, power supplies, custom-printed circuit boards, chassis and sheet metal parts. It also depends on a limited number of sources to supply several other industry-standard components. For fiscal 2001, Converter Concepts, Inc. is our single source for power supplies used in our FullOn model of server product, Tyco International is our single source for backplane circuit boards, motherboards and central processing units in our server products, and Mylex Corporation is our single source for our RAID hard disk controller cards. It would be difficult for us to identify another source of supply if any of these suppliers were unable to meet our requirements for any reason. In addition, we do not have a long-term binding agreement with Converter Concepts, Inc., Tyco International or Mylex Corporation. Synnex has experienced, and may in the future experience, shortages of, or difficulties in, acquiring these components. If Synnex is unable to buy these components in adequate quantities at the times required, we may not be able to manufacture our products on a timely basis, which would harm our operating results. In addition, if Synnex is required to pay higher prices for these single- or limited-source components and we are required to pay higher prices for products, our gross margin would be harmed. Furthermore, overall market conditions affecting supply and pricing for key commodity components are known to fluctuate significantly at times, and increases in the costs of key components, or shortages of supply, could harm our business.

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

RISKS RELATED TO OUR PRODUCTS' DEPENDENCE ON INTELLECTUAL PROPERTY AND THE USE OF OUR BRAND

WE COULD BE PREVENTED FROM SELLING OR DEVELOPING OUR PRODUCTS IF THE GNU GENERAL PUBLIC LICENSE AND SIMILAR LICENSES UNDER WHICH THE OPERATING SYSTEM INCORPORATED INTO OUR PRODUCTS IS DEVELOPED AND LICENSED, ARE NOT ENFORCEABLE, OR ARE NOT EFFECTIVELY ENFORCED. The Linux kernel and the Linux operating system incorporated into our products have been developed and licensed under the GNU General Public License (the "GPL") and similar Open Source licenses. These licenses require that any software program licensed under them may be copied, used, modified and distributed freely, so long as all modifications are also made freely available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary.

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

OTHER RISKS RELATED TO OUR BUSINESS

OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL. During fiscal 2000 we hired a significant number of additional research and development, support, sales and marketing and other personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry and in the San Francisco Bay Area, as well as the other geographic markets in which we recruit, is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

WE HAVE RECENTLY ACQUIRED SEVERAL COMPANIES AND WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AND MANAGE THESE COMPANIES. In the third quarter of fiscal 2000, we acquired TruSolutions, Net Attach, and Precision Insight, and in the fourth quarter of fiscal 2000, we acquired Andover.Net. In the first quarter of 2001, we acquired BNW and Life. These six companies had a total of 202 employees, whom we are integrating with our other employees.

The ongoing integration of these employees and the operations of these companies into our business require significant resources, including significant attention of our management. We cannot assure you that we will be able to successfully integrate the employees and other operations of these companies into our business or that we will be successful in managing the operations of these companies. If we are not able to successfully integrate and manage the operations of these companies, our business may be materially harmed. Further, we may never realize any of the anticipated benefits of these acquisitions.

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR BUSINESS. Our ability to successfully offer our services and grow our business requires an effective planning and management process. Since we began operations, we have significantly increased the size of our operations. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. In order to manage growth effectively, in the past fifteen months we have implemented or updated our operations and financial systems, procedures and controls, including the implementation of an enterprise resource planning system and a web-based ordering system. Our systems will continue to require additional modifications and improvements to respond to future changes in our business. Our key personnel have limited experience managing this type of growth. If we cannot manage our growth effectively or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer.

WE DEPEND ON THE CONTINUED SERVICES OF OUR FOUNDERS AND OTHER KEY ENGINEERING PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE. Our products and technologies are complex, and we are substantially dependent upon the continued services of our existing engineering personnel and executive management, especially Larry M. Augustin, our Chief Executive Officer. Aside from certain individuals from Andover.Net, we do not have employment contracts with any of our key engineering personnel, so that the employment of any key engineer may be terminated "at will" by such individual. The loss of any, or a group of, our key engineering personnel, particularly to a competitor, could adversely affect our business, reduce our market share, slow our product development processes and diminish our brand identity.

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

OUR PRODUCTS MAY CONTAIN DEFECTS THAT COULD BE COSTLY TO CORRECT, DELAY MARKET ACCEPTANCE OF OUR PRODUCTS AND EXPOSE US TO LITIGATION. Despite testing by our customers and us, errors may be found in our products after commencement of commercial shipments. We buy almost all of our component hardware parts from third parties. These parts may fail, cause unexpected electrical or mechanical problems or otherwise not function properly. We have not achieved regulatory compliance in all countries into which we expect to sell and/or establish operations. In addition, independent parties over whom we exercise no supervision or control develop most of the software code in our products. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to correct them in a timely manner, if at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of products incorporating Linux-based operating systems and other Open Source products. Failures in our products could also cause system failures, including critical business systems, for our customers who may assert warranty and other claims for substantial damages against us. Although our warranties typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not provide sufficient coverage to adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

FURTHER ACQUISITIONS COULD RESULT IN DILUTION TO OUR STOCKHOLDERS, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES FOR US. We are currently seeking to acquire, and expect that we will continue to seek to acquire or invest in, additional businesses, products, services and technologies that complement or augment our service and product offerings and customer base. From time to time, we engage in discussions with other companies regarding strategic acquisitions or investments. Presently, we have not signed any definitive agreements regarding possible acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

        The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 28, 2000. This table does not include money market funds because those funds are not subject to market risk.

(In thousands)

                                           Maturing                 Maturing within
                                      within three months      three months to one year
                                      -------------------------------------------------
As of July 28, 2000
Cash equivalents                         $     50,517
   Weighted-average interest rate                6.70%
Short-term investments                                               $     52,433
   Weighted-average interest rate                                            7.03%


        We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

        As of January 27, 2001, there were no significant changes in our market risk exposures from what they were at July 28, 2000.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Starting on January 12, 2001, the Company and certain officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits is captioned Makaron v. VA Linux Systems, Inc. et al., No. 01 CIV. 0242. To date, approximately 16 substantially identical lawsuits have been filed. The Company expects that the cases will be consolidated, and that a consolidated complaint will be filed after the Court appoints a lead plaintiff. The present complaints allege claims against the Company, two of the Company's officers, and/or Credit Suisse First Boston, the lead underwriter of the Company's December 9, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. The complaints appear to allege that Credit Suisse First Boston entered into improper commissions agreements regarding aftermarket trading in the Company's common stock purportedly issued pursuant to the registration statement for the initial public offering. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously.

ITEM 2. Changes in Securities and Use of Proceeds

        On November 27, 2000, the Company issued an aggregate of 224,090 unregistered shares of common stock to Alabanza Corporation in connection with the acquisition of intellectual property and technology related to specific Alabanza software applications, as well as computer equipment. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        On December 7, 2000, the Company issued an aggregate of 306,122 unregistered shares of common stock to Lavaca Systems Corporation in connection with the acquisition of intellectual property and technology related to specific Lavaca software applications. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. Submission of Matters to a Vote of Security Holders. The Company's Annual Meeting of Stockholders was held on December 6, 2000 at the Westin Hotel located at 5101 Great America Parkway, Santa Clara, California, 95054. Of the 52,687,142 shares of common stock outstanding as of October 10, 2000 (the record of date), 32,571,768 shares (61.82%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election to the Company's board of directors.

Larry M. Augustin     32,117,584 For        454,184 Against

Douglas Leone         32,439,934 For        131,834 Against

The terms of Jeffry R. Allen, Carol A. Bartz, Eric S. Raymond and Carl Redfield, as directors of the Company, continued after the meeting.

2. The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ended July 27, 2001. This proposal received 32,531,349 votes for and 23,032 votes against, with 17,387 shares abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1  Second Amendment to VA Research Manufacturing Contract between the
           Company and SYNNEX Information Technologies, Inc.

     10.2  Sublease between the Company and StorageWay, Inc.

(b)  Reports on Form 8-K

On November 9, 2000, the Company filed a current report on Form 8-K to report a press release dated November 6, 2000 announcing that the Company's revenues for its first quarter ended October 27, 2000 would be below the Company's expectations.

On November 21, 2000, the Company filed a current report on Form 8-K to report a press release dated November 16, 2000 announcing the Company's financial results for its first quarter ended October 27, 2000.

On January 19, 2001, the Company filed a current report on Form 8-K to report a press release dated January 16, 2001 announcing that the Company's revenues for its second quarter ended January 27, 2001 would be below the Company's expectations.

----------


                             VA Linux Systems, Inc.

                                 March 12, 2001

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LINUX SYSTEMS, INC.


DATE: March 12, 2001              BY: /s/  Larry M. Augustin
                                      ------------------------------------------
                                      Larry M. Augustin
                                      Chief Executive Officer


DATE: March 12, 2001              BY: /s/  Todd B. Schull
                                      ------------------------------------------
                                      Todd B. Schull
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------    -------------------------------------------------------------------
     10.1  Second Amendment to VA Research Manufacturing Contract between the
           Company and SYNNEX Information Technologies, Inc.

     10.2  Sublease between the Company and StorageWay, Inc.