Form 10-Q
period 2001-04-28
VA LINUX SYSTEMS INC
filed 2001-06-11
CIK 1096199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended April 28, 2001

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      TITLE OF CLASS                                OUTSTANDING AT MAY 31, 2001
      --------------                                ---------------------------
Common Stock, $0.001 par value                                54,119,861


================================================================================

                     VA Linux Systems, Inc. and Subsidiaries

                                TABLE OF CONTENTS




                                                                                           PAGE NO.
                                                                                           --------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements .....................................................    3

                Condensed Consolidated Balance Sheets at April 28, 2001
                and July 28, 2000 ........................................................    3

                Condensed Consolidated Statements of Operations for the
                three and nine months ended April 28, 2001 and April 28, 2000 ............    4

                Condensed Consolidated Statements of Cash Flows for the
                nine months ended April 28, 2001 and April 28, 2000 ......................    5

                Notes to Condensed Consolidated Financial Statements .....................    6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................................    11

Item 3.         Quantitative and Qualitative Disclosures About
                Market Risk ..............................................................    18

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings ........................................................    31

Item 6.         Exhibits and Reports on Form 8-K .........................................    31

Signatures ...............................................................................    32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                                 APRIL 28,             JULY 28,
                                                                   2001                   2000
                                                               ------------            ---------
                                                               (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents                                      $  67,002             $ 123,849
  Short-term investments                                            32,099                52,433
  Accounts receivable, net                                          14,847                31,842
  Inventories                                                        8,268                 1,018
  Prepaid expenses and other current assets                          8,931                 2,156
                                                                 ---------             ---------
    Total current assets                                           131,147               211,298
Property and equipment, net                                         20,116                10,316
Goodwill and intangible assets, net                                296,554               362,744
Other assets                                                         1,355                   741
                                                                 ---------             ---------
                                                                 $ 449,172             $ 585,099
                                                                 =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                               $  16,530             $  26,715
  Accrued liabilities and other                                     15,186                11,285
  Current portion of notes payable                                     863                 1,568
                                                                 ---------             ---------
    Total current liabilities                                       32,579                39,568
Other long-term liabilities                                          1,700                 1,656

Stockholders' equity:

  Common stock                                                          54                    52
  Additional paid-in capital                                       772,862               763,175
  Deferred stock compensation                                      (11,969)             (109,686)
  Accumulated other comprehensive loss                              (1,285)                  (47)
  Accumulated deficit                                             (344,769)             (109,619)
                                                                 ---------             ---------
    Total stockholders' equity                                     414,893               543,875
                                                                 ---------             ---------
                                                                 $ 449,172             $ 585,099
                                                                 =========             =========


The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)




                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       ---------------------------         ---------------------------
                                                       APRIL 28,         APRIL 28,         APRIL 28,         APRIL 28,
                                                         2001              2000               2001              2000
                                                       ---------         ---------         ---------         ---------
                                                               (Unaudited)                         (Unaudited)
Net revenues                                           $  20,334         $  34,595         $ 118,909         $  69,634
Cost of revenues                                          25,129            28,439           118,239            58,682
                                                       ---------         ---------         ---------         ---------
  Gross profit                                            (4,795)            6,156               670            10,952
Operating expenses:
  Sales and marketing                                      9,690             7,593            32,715            19,769
  Research and development                                 4,817             2,985            14,389             8,191
  General and administrative                               4,787             2,071            18,251             5,224
  Restructuring costs and other special charges           43,386                --            43,386                --
  Amortization of deferred stock
    compensation                                           2,694             4,586             8,082            11,699
  Amortization of compensation
    expense related to acquisitions                       17,217             5,656            53,008             5,656
  Amortization of goodwill and
    intangible assets                                     23,970             1,889            71,383             1,889
  Write-off of in-process research
    and development                                           --             4,000                --             4,000
                                                       ---------         ---------         ---------         ---------
      Total operating expenses                           106,561            28,780           241,214            56,428
                                                       ---------         ---------         ---------         ---------
Loss from operations                                    (111,356)          (22,624)         (240,544)          (45,476)
Interest and other income, net                             1,701             1,996             5,394             3,233
                                                       =========         =========         =========         =========
Net loss                                               $(109,655)        $ (20,628)        $(235,150)        $ (42,243)
                                                       =========         =========         =========         =========
Dividend related to convertible
  preferred stock                                             --                --                --            (4,900)

Net loss attributable to common
  stockholders                                         $(109,655)        $ (20,628)        $(235,150)        $ (47,143)
                                                       =========         =========         =========         =========
Basic and diluted net loss per share                   $   (2.21)        $   (0.58)        $   (4.93)        $   (2.14)

Shares used in computing basic
  and diluted net loss per share                          49,629            35,313            47,686            22,029



The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)



                                                                      NINE MONTHS ENDED
                                                                   ---------------------------
                                                                   APRIL 28,         APRIL 28,
                                                                     2001               2000
                                                                   ---------         ---------
                                                                  (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(235,150)        $ (42,243)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                     74,674             8,475
    Loss on disposal of assets                                             9               177
    Amortization of deferred compensation expense                     61,089            11,699
    Non-cash compensation expense                                         --             1,429
    Non-cash restructuring costs and other special charges            41,872                --
    Write-off of in-process research and development                      --             4,000
    Other, net                                                        (1,235)              (37)

    Changes in assets and liabilities:
      Accounts receivable                                             17,220           (10,436)
      Inventories                                                     (7,267)            2,511
      Prepaid expenses and other assets                               (7,528)             (676)
      Accounts payable                                               (10,236)            8,383
      Accrued liabilities and other                                    3,574             4,614
      Other long-term liabilities                                        854                --
                                                                   ---------         ---------
        Net cash used in operating activities                        (62,124)          (12,104)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (13,877)           (3,113)
  Sale(purchase) of short-term investments                            20,334                --
  Purchase of intangible assets                                       (1,929)               --
  Businesses acquired, net of cash acquired                           (1,346)          (21,608)
  Other, net                                                            (445)             (360)
                                                                   ---------         ---------
        Net cash used in investing activities                          2,737           (25,081)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                           (1,579)           (1,170)
  Proceeds from issuance of convertible preferred
    stock, net                                                            --             4,834
  Proceeds from issuance of common stock, net                          4,119           140,232
                                                                   ---------         ---------
        Net cash provided by (used in) financing activities            2,540           143,896
                                                                   ---------         ---------

Net increase (decrease) in cash and cash equivalents                 (56,847)          106,711
Cash and cash equivalents, beginning of period                       123,849            18,653
                                                                   ---------         ---------
Cash and cash equivalents, end of period                           $  67,002         $ 125,364
                                                                   ---------         ---------



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

        The results of operations for the three and nine months ended April 28, 2001 and April 28, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 28, 2001.

        The Company operates on a 52-53 week year ending the Saturday before July 31. Prior to the quarter ended January 27, 2001, the last day of each fiscal quarter and year end was Friday. This change did not have a material impact on the results of operations for the three and nine months ended April 28, 2001, or to comparisons to prior periods.

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

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following (in thousands):


                                                  APRIL 28,     JULY 28,
                                                    2001          2000
                                                  ---------     --------
        Raw materials                              $6,083        $  387
        Work-in-process                                --            86
        Finished goods                              2,185           545
                                                   ------        ------
             Total                                 $8,268        $1,018
                                                   ======        ======

        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable value could change. In the Company's second fiscal quarter of 2001, ended January 27, 2001, the Company recorded an extraordinary provision of $14.0 million to increase the reserve for excess material that resulted from a high level of inventory compared to the Company's current expectations for systems and services revenue.

Restructuring Costs and Other Special Charges

        During February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $43.4 million was recorded. The principle actions of the plan involved the closure of our San Diego facility and the exit from our managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions and one employee of Life, companies we acquired in March 2000 and September 2000, respectively. These employees were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from our managed services business, we accrued for the disposal of Brave New Worlds, a company we acquired in September 2000. Included in the accrual were severance charges related to six employees of Brave New Worlds who were informed before April 28, 2001 of the formal plan of the Company to divest of Brave New Worlds. As part of their severance agreements, a portion of stock held in escrow will be released to them. Further, $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 former employees, primarily from our domestic systems business. As of April 28, 2001, 36 of these former employees had been terminated. The remaining $7.9 million was for $1.7 million of excess facilities related primarily to non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2005) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that are being exited pursuant to the restructuring plan. The results of operations relating to the managed services business are not material on either an individual or an aggregate basis to the consolidated results of operations.

In addition to the above, the Company also recorded $3.4 million in connection with these restructuring charges which have been classified as cost of revenues in the statement of operations. Of the $3.4 million, $0.2 million was recorded for workforce reduction, consisting of severance, and other related costs attributable to 19 former employees from our domestic systems business and nine former employees from our managed services business. Of the remaining $3.2 million, $2.9 million related to a write down of inventory from the closing of our San Diego facility, and $0.3 million related to other restructuring costs.

All activities are expected to be complete by November 2001. Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                                               RESTRUCTURING
                                                                              CHARGED TO           CASH        LIABILITY AS OF
                                                                              OPERATIONS         PAYMENTS      APRIL 28, 2001
                                                                              ----------         --------      --------------
Cash Charges:
  Charges related to excess facilities                                              603             (358)              245
  Employee severance and other related charges                                      911             (777)              134
                                                                                 ------           ------            ------
      Total cash charges                                                          1,514           (1,135)              379
                                                                                 ------           ======            ======

Non-cash Charges:
  Acceleration of deferred stock compensation for terminated employees           33,754
  Impairment of goodwill and intangibles                                          6,240

Charges related to excess facilities                                              1,102
  Accelerated options for terminated employees                                      776
                                                                                 ------
      Total non-cash charges                                                     41,872
                                                                                 ------
      Total                                                                      43,386
                                                                                 ======


Revenue Recognition

        Product revenues from the sale of Linux-based servers, components and appliances, and desktop computers are recognized upon shipment of goods. The Company generally does not grant its customers any rights to return products. The Company provides allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized pro rata over the term of the related service agreement. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue. For the three and nine months ended April 28, 2001 and April 28, 2000, revenues from customer support services and professional service contracts were not material.

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

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):


                                                     Three Months Ended                           Nine Months Ended
                                                -------------------------------             -------------------------------
                                                April 28,             April 28,             April 28,             April 28,
                                                   2001                  2000                 2001                   2000
                                                ---------             ---------             ---------             ---------
                                             (In thousands, except per share data)        (In thousands, except per share data)
Net loss attributable
  to common stockholders                        $(109,655)            $ (20,628)            $(235,150)            $ (47,143)

Basic and diluted net loss per share            $   (2.21)            $   (0.58)            $   (4.93)            $   (2.14)

Weighted-average shares of
  common stock outstanding                         51,652                41,654                50,791                29,041

Less: Weighted-average shares
  subject to repurchase                            (2,024)               (6,341)               (3,105)               (7,012)
                                                ---------             ---------             ---------             ---------
Shares used in computing basic
  and diluted net loss per share                   49,629                35,313                47,686                22,029
                                                =========             =========             =========             =========


Comprehensive Income (Loss)

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and presentation of comprehensive income and its components. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for VA Linux Systems primarily consists of the net loss plus the effect of foreign currency translation adjustments and unrealized loss on available-for-sale securities. For the three and nine months ended April 28, 2001, the foreign currency translation adjustment and unrealized loss on available-for-sale securities was $1.3 million. For the three and nine months ended April 28, 2000, comprehensive loss approximated the net loss.

Segment Reporting

        The Company has two reportable business segments: Systems and Services and, through the acquisition of Andover.Net, Inc. ("Andover.Net"), the Open Source Development Network, Inc. ("OSDN"). The Systems and Services segment consists of a broad line of Linux systems and Open Source services, including system architecture design and integration, development of Open Source software and managed services. The OSDN segment helps people develop, distribute and discuss Open Source software development. The Company currently allocates resources to and evaluates the performance of its segments based on each segment's revenue. For the three months ended April 28, 2001 and April 28, 2000, revenue from the Systems and Services segment was $17.0 million and $34.6 million, respectively. For the three months ended April 28, 2001 and April 28, 2000, revenue from OSDN was $3.3 million and $0 million, respectively. For the nine months ended April 28, 2001 and April 28, 2000, revenue from the Systems and Services segment was $106.5 million and $69.6 million, respectively. For the nine months ended April 28, 2001 and April 28, 2000, revenue from OSDN was $12.4 million and $0 million, respectively. The Company may change, add or amend its segments in future periods. The accounting policies of these segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended July 28, 2000.

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

NOTE 3 - Acquisitions

Help Desk Facility

        On November 27, 2000, VA Linux acquired certain assets of Alabanza Corporation ("Alabanza") for approximately $3.6 million. The consideration included 224,090 shares of VA Linux common stock valued at $2.6 million and cash of approximately $950,000. The agreement contained no additional contingent payments, options or commitments. In February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, the plan involved the divestiture of our managed services business, including the help desk facility acquired from Alabanza. Charges were recorded during the quarter ended April 28, 2001 to write down the net book value of tangible assets of $186,000 and intangible assets of $3.0 million to the Company's estimate of proceeds to be received on the sale of the assets. All assets held for disposal do not have a material fair value. The divestiture of our help desk facility is expected to be complete by November 2001.

Software Technology

        On December 7, 2000, VA Linux acquired certain assets of Lavaca Systems Corporation ("Lavaca") for approximately $3.6 million. The consideration included 306,122 shares of VA Linux common stock valued at $2.6 million and cash of approximately $1.0 million. The agreement contained no additional contingent payments, options or commitments. Purchased intangible assets, including intellectual property and technology related to specific software applications of approximately $3.6 million, are being amortized over their estimated useful lives of four years on a straight-line basis.

Brave New Worlds, Inc.

        On September 26, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Brave New Worlds, Inc. ("BNW") for approximately $2.5 million. The consideration included approximately 35,000 shares of VA Linux common stock valued at $1.7 million and cash of approximately $750,000. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees was to be $4.8 million in stock (approximately 97,000 shares) and was payable after 12 months, 24 months, 36 months and 48 months. The contingent payments were accounted for as compensation expense on a pro rata basis over the term of the employment condition and not as purchase price. Upon consummation of the acquisition, VA Linux established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material. In February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, the plan involved the divestiture of our managed services business, including our wholly-owned subsidiary, BNW. Charges were recorded during the quarter ended April 28, 2001 to write down the net book value of goodwill and intangible assets of $2.2 million to the Company's estimate of proceeds to be received on the sale of the business. All assets held for disposal do not have a material fair value. The divestiture of BNW was completed in June 2001.

Life BVBA

        On September 29, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Life BVBA ("Life") for approximately $860,000. The consideration included approximately 14,000 shares of VA Linux common stock valued at $660,000 and cash of approximately $200,000. The purchase agreement contained additional payments to be made in common stock contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees were capped at $2.0 million in stock (approximately 42,000 shares) and was originally payable after 12 months, 24 months, 36 months and 48 months. Upon consummation of the acquisition, VA Linux established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material. In February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, the plan involved the divestiture of our managed services business, including Life. During the quarter ended April 28, 2001 the net book value of goodwill and intangible assets of $992,000 was written down. In addition, compensation expense of $1.3 million was recorded for the acceleration of the contingent consideration. The divestiture of Life closed during the third fiscal quarter of 2001 and the Company recorded a loss of $295,000. This loss on sale was recorded as restructuring costs and other special charges in the statement of operations in accordance with SFAS No. 121.

Pro Forma Information

        On March 28, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of TruSolutions, Inc. ("TruSolutions") for approximately $72.9 million. TruSolutions was a manufacturer of rackmount servers based on the Pentium III, Xeon and UltraSPARC processors specializing in low profile, high performance systems designed for the Internet Data Center, ISP, ASP and OEM markets. On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of NetAttach, Inc. ("NetAttach") for approximately $37.3 million. NetAttach provided high-availability data appliances for mission-critical deployment in corporate services or engineering environments. On June 7, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of OSDN (previously Andover.Net) for approximately $342.0 million (including acquisition costs of approximately $5.0 million). OSDN provides products, online tools, news and other services for programmers, software developers, web site designers, technology managers and corporate buyers. The following unaudited pro forma information represents the results of operations of VA Linux, NetAttach, TruSolutions and OSDN as if the acquisitions had been consummated as of the beginning of the period presented. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. The information below does not include $9.0 million of purchased in-process research and development that was expensed at the time of acquisition. The unaudited pro forma information is as follows (in thousands, except per share data):


                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         APRIL 28, 2000          APRIL 28, 2000
                                                       ------------------       -----------------
Total revenues                                             $  42,016                $  90,133
Loss from operations                                       $(104,488)               $(228,922)
Net loss attributable to common stockholders               $(104,488)               $(233,822)
Basic and diluted net loss per share                       $   (2.37)               $   (7.47)

Goodwill

        Goodwill and other intangibles are being amortized on a straight-line basis over three to five years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of goodwill and other intangibles may not be recoverable. When factors indicate that goodwill and other intangibles should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the goodwill and other intangibles in measuring whether they are recoverable. The Company is currently reviewing remaining goodwill and other intangibles to determine whether recent economic events and the Company's recently announced restructuring plan have resulted in impairment.

Legal Proceedings

        Starting on January 12, 2001, the Company and two of its officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits is captioned Macaroon v. VA Linux Systems, Inc. et al., No. 01 CIV. 0242. To date, approximately 17 substantially identical lawsuits have been filed. On April 19, 2001, the Court consolidated the actions. A consolidated complaint will be filed after the Court appoints a lead plaintiff. The present complaints allege claims against the Company, two of the Company's officers, and/or Credit Suisse First Boston, the lead underwriter of the Company's December 9, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements regarding future financial performance and results of our operations; composition of revenues between our various product, support, OSDN and service offerings; the Company's sales strategy and anticipated benefits from such strategy; future growth of SourceForge.net(TM) and expected benefits of SourceForge Onsite; successful adoption of Open Source technologies by large corporations; the Company's ability to benefit from large corporation's adoption of Open Source technologies; demand for the Company's consulting services and OSDN(TM); anticipated benefits from cost-cutting and other restructuring actions; technological trends in the computer industry; our future product and service offerings, costs and features; the ultimate success of our product and service offerings; anticipated domestic and international revenue; future gross margin on products and services; sufficiency of the Company's existing cash balances and credit facilities to fund operations; management's strategy, plans and objectives for future operations; demand for our products and service plans; the future functionality, business potential, demand for and adoption of build-to-order software, the Build-to-Order Software Selector (BOSS), and OSDN; growth in adoption of and support for the Open Source development model; and the expansion of the range of Open Source software applications. Our actual results may differ materially from those projected in the forward-looking statements due to various factors set forth in this report, including as set out in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The following discussion and analysis should be read in conjunction with the section entitled "Risk Factors," as well as the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report, and our other filings with the SEC made from time to time.

OVERVIEW

        We are a leading provider of Linux-based solutions, integrating systems, software and services. Our broad-based technical expertise in systems and software design, as well as our focus on the Linux operating system and related Open Source solutions, enable us to provide high-quality Linux systems designed for optimal performance, reliability and scalability. To further expand our service offerings, we established a professional service organization in September 1999 and OSDN in June 2000.

        We were incorporated in January 1995 and grew very modestly until the end of fiscal 1998. From July 1998 through the first quarter of fiscal 2001 we experienced significant growth and invested in hiring personnel with Linux expertise, growing our direct sales force to better penetrate the market for Linux products and marketing our brand. To further implement these strategies, we expanded our operations, customer support, administration infrastructure, and acquired companies. As a result, our employee base grew from 153 at July 31, 1999 to 551 on January 27, 2001, and our operating expenses grew significantly. We experienced a decline in business during our second and third quarters of fiscal 2001 and, as a result, we reduced our workforce so that as of April 28, 2001 we had 436 employees. At April 28, 2001, we had an accumulated deficit of $344.8 million.

        Net revenue in the third quarter of fiscal 2001 declined sequentially by 52.2% to $20.3 million compared to $42.5 million for the second quarter of fiscal 2001. The lower demand for our server products was primarily due to the general economic slowdown, which significantly impacted the spending of our "dot-com" customer base and lower pricing due to market competition. This slowdown has caused us to close our San Diego facility. Our revenue is derived from sales of systems and related customer support, with a smaller portion derived from services and web advertising. Sales of our systems accounted for approximately 73% of our net revenues in the third quarter of fiscal 2001 and approximately 81% of our net revenues in the second quarter of fiscal 2001. We expect our sales from systems will continue to represent a majority of our net revenues through fiscal 2001. We recognize revenues from product sales upon shipment. We generally do not grant any rights to our customers to return products. We also provide allowances for warranty costs at the time of shipment. Customer support fees are recognized ratably over the term of the service contract.

        In September 1999, we established our professional service organization and subsequently acquired Precision Insight, BNW, Life, and certain assets and people from Alabanza and Lavaca to expand our existing customer service and support offerings to better address the demand for Linux and Open Source software expertise from our customers. Our professional services organization provides Internet infrastructure and Open Source software services, including system architecture design and integration, development of Open Source software (including the porting of software to Linux), and managed services. We believe that the computer industry is generally characterized by significant demand for professional services. We continue to aggressively market our Linux and Open Source expertise services and believe that these services will address this significant demand and we expect these revenues to account for a more significant portion of revenues in the future. However, the general economic slowdown has caused us to refocus the services that we offer. In the third quarter of fiscal 2001, we decided to divest of our managed service business and sold Life and have accrued for the divestitures of BNW and the assets acquired from Alabanza. We do not expect the proceeds from the sale of Life, divestiture of BNW, or the sales of assets acquired from Alabanza to be material. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue.

        With the acquisition of Andover.Net in June 2000 and in conjunction with our other Open Source websites, we established the OSDN, which supplies Open Source information to a wide audience. OSDN helps people develop Open Source software with tools like SourceForge.net, distribute their work through Freshmeat.net and other websites, and discuss Open Source development on Slashdot.org and many of our other sites. Revenues from these websites are generated by advertising and sponsorships and we also generate revenue from our e-commerce website. We are aggressively marketing these services, and we expect these revenues to account for a more significant portion of revenues in the future. Advertising and sponsorship revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured.

        Prior to January 1999, we sold our products to customers primarily in response to telephone inquiries. During the third quarter of fiscal 1999, we began implementing our direct sales strategy. The number of employees engaged in direct sales activities grew from 35 at the end of fiscal 1999 to 75 at April 28, 2001. Our direct sales organization consists of field sales, telesales and sales support personnel. Although indirect sales have not been material to date, we may pursue selective channel opportunities to supplement our direct sales efforts. In addition, our valinux.com website permits customers to configure and order products and software via the Internet, allowing us to more efficiently sell products and facilitate order processing. Since October 1999, substantially all of our sales were processed through this website. We intend to continue to enhance our e-commerce solutions to foster closer relationships with our customers and improve the efficiency of our sales process.

        Although we have established European and Japanese operations, the majority of our sales to date have been in North America.

        We outsource a significant portion of our manufacturing and supply-chain management operations, including inventory management and component procurement, to Synnex Information Technologies, Inc. ("Synnex"), our contract manufacturer. We provide Synnex with 90-day rolling forecasts based on anticipated product orders. Synnex uses these forecasts to purchase components for our products. If we overestimate our component requirements, Synnex may have excess inventory, which would increase our costs. If we underestimate our component requirements, Synnex may have inadequate inventory, which could interrupt its manufacturing of our products and result in delays in system shipments. Any of these events could harm our business and results of operations. Our agreement with Synnex may be terminated for any reason at any time on delivery of 120-day advance notice by either party. A substantial majority of our cost of revenues currently consists of payments to Synnex. Cost of revenues also includes costs associated with our customer support and professional services. Customer support costs include payments made to a third-party service organization, which provides call-center and on-site service functions to our customers. We expect revenues from professional services to carry a higher gross margin than our product revenues. We believe that future gross margin will primarily be affected by:

        -       the volume and mix of products and services sold;

        -       changes in components and manufacturing costs;

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


                                                                        PERCENTAGE OF NET REVENUE
                                                      ------------------------------------------------------------------
                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      ----------------------------          ----------------------------
                                                      APRIL 28,          APRIL 28,          APRIL 28,          APRIL 28,
                                                        2001               2000               2001               2000
                                                      ---------          ---------          ---------          ---------
         Net revenues                                   100.0%             100.0%             100.0%             100.0%
         Cost of revenues                               123.6               82.2               99.4               84.3
                                                       ------              -----             ------              -----
           Gross margin                                 (23.6)              17.8                0.6               15.7
         Operating expenses:
           Sales and marketing                           47.7               21.9               27.5               28.4
           Research and development                      23.7                8.6               12.1               11.8
           General and administrative                    23.5                6.0               15.3                7.5

           Restructuring costs and other
             special charges                            213.4                 --               36.5                 --
           Amortization of deferred stock
             compensation                                13.2               13.3                6.8               16.8
           Amortization of compensation
             expense related to acquisitions             84.7               16.3               44.6                8.1
           Amortization of goodwill and
             intangible assets                          117.9                5.5               60.0                2.7
           Write-off of in-process research
             And development                               --               11.6                 --                5.7
                                                       ------              -----             ------              -----
               Total operating expenses                 524.1               83.2              202.8               81.0
                                                       ======              =====             ======              =====
         Loss from operations                          (547.7)             (65.4)            (202.2)             (65.3)
         Interest and other income, net                   8.4                5.8                4.5                4.6
                                                       ------              -----             ------              -----
         Net loss                                      (539.3)             (59.6)            (197.7)             (60.7)
                                                       ======              =====             ======              =====
         Dividend related to convertible
           preferred stock                                 --                 --                 --               (7.0)
                                                       ------              -----             ------              -----
         Net loss attributable to common
           stockholders                                (539.3%)            (59.6%)           (197.7%)            (67.7%)
                                                       ======              =====             ======              =====


THREE AND NINE MONTHS ENDED APRIL 28, 2001 AND APRIL 28, 2000

NET REVENUES

        The Company has two reportable business segments for revenue: Systems and Services; and OSDN. The Company allocates resources to and evaluates performance of its segments based on revenue.

        Net revenues for the three months ended April 28, 2001 decreased by approximately $14.3 million or 41% to $20.3 million, compared to net revenues of $34.6 million for the three months ended April 28, 2000. The Systems and Services business segment and the OSDN business segment accounted for $17.0 million or 83.8% and $3.3 million or 16.2% of net revenues, respectively, for the three months ended April 28, 2001, compared to $34.6 million or 100% and $0 million or 0% of net revenues, respectively, for the three months ended April 28, 2000.

        Net revenues for the nine months ended April 28, 2001 increased by approximately $49.3 million or 71% to $118.9 million, compared to net revenues of $69.6 million for the nine months ended April 28, 2000. The Systems and Services business segment and the OSDN business segment accounted for $106.5 million or 89.6% and $12.4 million or 10.4% of net revenues, respectively, for the nine months ended April 28, 2001, compared to $69.6 million or 100% and $0 million or 0% of net revenues, respectively, for the nine months ended April 28, 2000.

        The decrease in net revenues for the three months ended April 28, 2001, as compared to the three months ended April 28, 2000, was due primarily to a decrease in the sales volume of our Internet server products resulting from the general economic slowdown and lower pricing due to market competition, while being partially offset by the increased revenues from web-based advertising sales and professional services. The increase in net revenues for the nine months ended April 28, 2001, as compared to the nine months ended April 28, 2000, was due primarily to the increases in sales volume of our Internet server products and professional services and to the newly introduced web-based advertising sales.

        For the third quarter in fiscal 2001, our top ten customers accounted for approximately 45.5% of net revenues, as compared to 44.4% of net revenues for the same period in fiscal 2000. The only customer to account for more than 10% of net revenue in the third quarter of fiscal 2001 was Akamai Technologies, which represented 26.2% of net revenues. For the first nine months in fiscal 2001, our top ten customers accounted for approximately 41.4% of net revenues, as compared to 34.0% of net revenues for the same period in fiscal 2000. Akamai Technologies, which represented 23.9% and 16.1% of net revenues, was the only customer to account for more than 10% of net revenues in the first nine months of fiscal 2001 and fiscal 2000, respectively. No other customer accounted for more than 10% of net revenues during any of the periods presented. We have limited visibility of future revenue but currently expect revenues to be sequentially flat or vary by plus or minus 15% as a result of the slowdown in the economy and our focus on enterprise customers which have a longer sales cycle.

COST OF REVENUES

        Cost of revenues decreased to $25.1 million for the three months ended April 28, 2001, as compared to $28.4 million during the same period ended April 28, 2000. Cost of revenues for the first nine months of fiscal 2001 increased to $118.2 million from $58.7 million for the same period in fiscal 2000. The gross margin percentage was (23.6%) and 0.6% for the three and nine months, respectively, ended April 28, 2001, as compared to 17.8% and 15.7% for the three and nine months, respectively, ended April 28, 2000. The decline in margin for the three months ended April 28, 2001 was primarily due to decreased leverage of our manufacturing, customer support, and professional service infrastructure as total revenue decreased and key personnel were retained, and to additional charges of $3.4 million primarily from an inventory write-off caused by the closing of our San Diego operations and severance attributable to 69 people, of which 28 former employees had been terminated as of April 28, 2001. The decline in margin for the nine months ended April 28, 2001 was primarily due to an additional inventory provision of $17.4 million to establish a reserve for excess material that resulted from a high level of inventory compared to the Company's current reduced expectations for systems and services revenue, restructuring charges of $3.4 million, and from lower selling prices. Pricing pressures due to the competitive market, the liquidation of excess inventory, potentially below our costs, changes in sales volume, and changes in customer demand may adversely impact our gross margins.

SALES AND MARKETING EXPENSES

        In absolute dollars, sales and marketing expenses increased to $9.7 million and $32.7 million for the three and nine months, respectively, ended April 28, 2001 from $7.6 million and $19.8 million for the three and nine months, respectively, ended April 28, 2000. For the three and nine months of fiscal 2001 ended April 28, 2001, the increase primarily reflects expenses associated with increased branding activities for our new products, costs related to new locations and costs related to the OSDN. Sales and marketing expenses were 47.7% of net revenues for the third quarter of fiscal 2001 and 27.5% of net revenues for the first nine months of fiscal 2001, an increase of
25.8 percentage points when compared to the third quarter of fiscal 2000 and a decrease of 0.9 percentage points when compared to the first nine months of fiscal 2000. The increase as a percentage of net revenues for the third quarter of fiscal 2001 was primarily due to revenues significantly decreasing while spending for branding activities increased. The decrease as a percentage of net revenues for the first nine months of fiscal 2001 was primarily due to leveraging our investment in marketing expenses as revenues significantly increased. We expect that sales and marketing expenses will remain relatively constant or slightly decrease in absolute dollars. However, due to the limited visibility of future revenue, sales and marketing expenses may increase as a percentage of net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist of payroll and related expenses for software and hardware engineers and cost of materials for prototyping and testing units. We expense all of our research and development costs as they are incurred. Research and development, as a percentage of net revenues, was 23.7% and 12.1%, respectively for the three and nine months ended April 28, 2001 and 8.6% and 11.8%, respectively for the three and nine months ended April 28, 2000. In absolute dollars, research and development expenses increased to $4.8 million for the three months ended April 28, 2001 and $14.4 million for the first nine months of fiscal 2001 from $3.0 million and $8.2 million for the three and nine months ended April 28, 2000. The increase in absolute dollars was due to an increase in engineering personnel and spending for prototyping material for new product development. The increase as a percentage of net revenues was due to revenues significantly decreasing while spending increased. We expect to continue to invest in system design, Open Source software and other research and development initiatives. Additionally, we expect research and development expenses to be relatively constant or to slightly decrease in absolute dollars. However, due to the limited visibility of future revenue, research and development expenses may increase as a percentage of net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, professional fees and costs associated with implementing and expanding our information systems. General and administrative expenses, as a percentage of net revenues, were 23.5% and 15.3%, respectively, for the three and nine months ended April 28, 2001 and were 6.0% and 7.5%, respectively, for the three and nine months ended April 28, 2000. In absolute dollars, general and administrative expenses increased to $4.8 million and $18.3 million, respectively, for the three and nine months ended April 28, 2001 from $2.1 million and $5.2 million, respectively, for the three and nine months ended April 28, 2000. The increase in absolute dollars for the third quarter of fiscal 2001 was primarily due to an increase in administrative personnel and the associated costs of new business activities. The increase in absolute dollars for the first nine months of fiscal 2001 was primarily due to an additional provision for bad debts of $2.5 million, an increase in administrative personnel and the associated costs to support our increased operations. The additional bad debt provision of $2.5 million was a result of a deterioration of the Company's ability to obtain payment from certain "dot-com" customers.

We do not intend to increase our current level of spending to support our infrastructure, and, as a result we expect general and administrative expenses to be relatively constant or to slightly decrease in absolute dollars in the future. However, due to the limited visibility of future revenue, general and administrative expenses may increase as a percentage of net revenues.

RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

        During February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $43.4 million was recorded. The principle actions of the plan involved the closure of our San Diego facility and the exit from our managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions and one employee of Life, companies we acquired in March 2000 and September 2000, respectively. These employees were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from our managed services business, we accrued for the disposal of BNW, a company we acquired in September 2000. Included in the accrual were severance charges related to six employees of BNW who were informed before April 28, 2001 of the formal plan of the Company to divest of Brave New Worlds. As part of their severance agreements, a portion of stock held in escrow will be released to them. Further, $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 former employees, primarily from our domestic systems business. As of April 28, 2001, 36 of these former employees had been terminated. The remaining $7.9 million was for $1.7 million of excess facilities related primarily to non-cancelable leases (payments, unless sublet by the Company, will continue until fiscal 2001) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that are being exited pursuant to the restructuring plan. The results of operations relating to the managed services business are not material on either an individual or an aggregate basis to the consolidated results of operations.

In addition to the above, the Company also recorded $3.4 million in connection with these restructuring charges which has been classified as cost of revenues in the statement of operations. Of the $3.4 million, $0.2 million was recorded for workforce reduction, consisting of severance, and other related costs attributable to 19 former employees from our domestic systems business and 9 former employees from our managed services business. Of the remaining $3.2 million, $2.9 million related to a write down of inventory from the closing of our San Diego facility, and $0.3 million related to other restructuring costs.

All activities are expected to be complete by November 2001. Below is a summary of the restructuring charges in operating expenses (in thousands):


                                                                                           RESTRUCTURING
                                                        CHARGED TO           CASH          LIABILITY AS OF
                                                        OPERATIONS         PAYMENTS        APRIL 28, 2001
                                                        ----------         --------        ---------------
Cash Charges:
  Charges related to excess facilities                       603              (358)               245
  Employee severance and other related charges               911              (777)               134
                                                          ------            ------             ------
      Total cash charges                                   1,514            (1,135)               379
                                                          ======            ======             ======

Non-cash Charges:
  Acceleration of deferred stock
     compensation for terminated employees                33,754
  Impairment of goodwill and intangibles                   6,240

Charges related to excess facilities                       1,102
  Accelerated options for terminated employees               776
                                                          ------
      Total non-cash charges                              41,872
                                                          ------

      Total                                               43,386
                                                          ======

AMORTIZATION OF DEFERRED STOCK COMPENSATION EXPENSE

        In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $2.7 million and $8.1 million, respectively, for the three and nine months ended April 28, 2001. We expensed $4.6 million and $11.7 million, respectively, of deferred stock compensation for the three and nine months ended April 28, 2000.

        In connection with our acquisitions, we amortized $17.2 million and $53.0 million, respectively, of compensation expense for the three and nine months ended April 28, 2001.

AMORTIZATION OF GOODWILL AND INTANGIBLES

        In connection with the acquisitions of TruSolutions, Precision Insight, NetAttach, Andover.Net, BNW, and Life, we amortized $24.0 million and $71.4 million, respectively, of goodwill and intangibles for the three and nine months ended April 28, 2001.

WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

        In connection with the acquisition of TruSolutions we expensed $4.0 million of in-process research and development for the three and nine months ended April 28, 2000.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net includes income from our cash investments, net of other expenses. Net interest and other income of $1.7 million and $5.4 million, respectively, for the three and nine months ended April 28, 2001 decreased from $2.0 million and increased from $3.2 million when compared to the same periods, respectively, in the prior year. The decrease for the three months ended April 28, 2001, was primarily due to a lower cash balance, while the increase for the first nine months was primarily due to a higher average cash balance for the period. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

INCOME TAXES

        As of April 28, 2001, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carry-forwards expire at various dates through 2021 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

LIQUIDITY AND CAPITAL RESOURCES

        At April 28, 2001, cash and cash equivalents and short-term investments totaled $99.1 million, down from $176.3 million at July 28, 2000. This decrease was due to cash used in operating activities and cash used to acquire property and equipment.

        For the nine months ended April 28, 2001, we used $62.1 million in cash for operating activities, compared to $12.1 million for the nine months ended April 28, 2000. This represents an increase of 413% and is primarily due to an increase in our net loss of $235.2 million for the nine months ended April 28, 2001, compared to our net loss of $42.2 million for the nine months ended April 28, 2000. The increase in our net loss is primarily due to the amortization of goodwill of approximately $71.4 million, the amortization of compensation expense of approximately $53.0 million, both in connection with our acquisitions, restructuring costs and other special charges of $43.4 million, and to an increase in our operating expenses for sales and marketing, research and development, and general and administrative purposes.

        For the nine months ended April 28, 2001, $2.7 million was provided by investing activities and for the nine months ended April 28, 2000, we used $25.1 million in cash for investing activities. In the nine months ended April 28, 2001, cash provided by investing activities was from the sale of short-term marketable securities. We used cash for the purchase of computer and facilities-related assets, and for acquisition-related activities. In the nine months ended April 28, 2000, we used the cash for investing activities for acquisition-related activities and for the purchase of property and equipment.

        For the nine months ended April 28, 2001, and April 28, 2000, we generated $2.5 million and $143.9 million in cash from financing activities, respectively. In the nine months ended April 28, 2001, cash provided by financing activities was due to proceeds from the issuance of common stock, partially offset by payments on notes payable. In the nine months ended April 28, 2000, cash provided by financing activities was due primarily to the proceeds from our initial public offering.

        Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to maintain our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances and credit facilities will be sufficient to fund our operations for at least the next 12 months. However, we may require additional funding within this time frame, and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us, or at all. It is possible that we may require additional financing within this period, particularly if we elect to acquire complementary businesses or technologies, or if the general economic downturn continues to negatively affect revenues. The factors described in this paragraph and other factors which may arise subsequently will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financing facilities, strategic relationships or other arrangements. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

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

        In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." In June 2000, the SEC deferred the adoption date for SAB No. 101 until the fourth quarter of fiscal 2001. SAB No. 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB No. 101 to have a material effect on its financial position or results of operations.

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

                                  RISK FACTORS

RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES COULD DECLINE SUBSTANTIALLY. We face competition from different sources, and we must compete effectively against other current and future competitors to retain and expand our customer base. To date, our revenues have been principally derived from smaller companies in the Internet marketplace. We have begun to focus our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy to broaden our customer base by, among other things, pursuing business opportunities from larger corporate and enterprise accounts may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. A failure to successfully obtain more of our revenues from larger customers could materially adversely affect our operations.

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

WE MAY NOT BE ABLE TO COMPETE WITH MORE ESTABLISHED COMPANIES. In the market for computer systems, we face significant competition from larger companies who market general-purpose computers and have greater financial resources, more established direct and indirect sales channels and greater name recognition than we do. These companies include Compaq Computer Corporation, Dell Computer Corporation, Fujitsu International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. Although until recently these companies primarily sold systems that run proprietary operating systems, such as Microsoft Windows and variants of UNIX, including Sun's Solaris, these companies have to varying degrees also implemented Linux-based computer businesses.

The systems offered by our competitors may have greater functionality and lower prices than those we currently provide, making our systems less attractive to customers. Even if the functionality of the standard features of these products is equivalent to ours, we face a substantial risk that a significant number of customers will choose not to purchase products from a less well-known vendor, regardless of the competitiveness of our solutions. This is especially true as we compete for sales from larger customers, which may have long-standing relationships with our more established competitors. Our competitors also have larger and more established service organizations to support these products and operating systems. Our competitors may be able to leverage their existing organizations, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, our competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can.

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

WE MAY NOT BE ABLE TO COMPETE WITH SMALLER COMPETITORS WHO ARE FOCUSED ON MANUFACTURING UNITS THAT COMPETE WITH OUR PRODUCTS ON THE BASIS OF PRICE, USING COMMODITY PARTS. Small, general purpose computer manufacturers that are focused on a small number of products can often assemble and offer systems comprised of off-the-shelf, commodity components and compete with us primarily on the basis of price. These "white-box" makers may be able to build systems more inexpensively than we can because they have little or no research and development expenses, and no investment in relationships with the Open Source community, thereby giving them lower overhead expenses than us. Such companies may also be able to compete effectively with us on personalized, local service, as these companies generally target a small portion of the market. Technology standardization in recent years has helped these smaller manufacturers overcome incompatibility problems that affected some manufacturers in the past. If customers place less emphasis on our branding, differentiated design and software expertise and, instead, focus on price and a comparison of some of the component parts in our systems with these "white box" systems, we could suffer a loss of revenues, and our business may be harmed.

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

Enterprise computing environments are inherently complex. As a result, we cannot accurately estimate the life cycles of our products. New products and product enhancements can require long development and testing periods, which require us to hire and retain increasingly scarce, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have, on occasion, experienced delays in the scheduled introduction of new and enhanced products and may experience similar delays in the future. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and grow our sales and professional services organizations. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues.

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

IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL NOT MEET THE NEEDS OF OUR CUSTOMERS. IN ADDITION, OUR PRODUCTS AND SERVICES ARE DEPENDENT UPON THE EFFORTS OF MEMBERS OF THE OPEN SOURCE COMMUNITY. For our business to succeed, we must effectively market our integrated system and service solutions. If our service organization does not meet the needs or expectations of customers, we face an increased risk that customers will purchase systems from other integrated solution providers or purchase systems from one vendor and services from a Linux specialist.

The quality of our products and services is dependent on the efforts and the expertise of members of the Open Source community. If we do not continue to work productively with these members, our ability to provide product enhancement and quality services will be harmed, which would harm our revenues and compromise our reputation in the Open Source community and with customers.

RISKS RELATED TO OUR FINANCIAL RESULTS

IF WE FAIL TO ADEQUATELY MONITOR AND ADJUST OUR USE OF EXISTING CASH AND CREDIT FACILITIES, WE MAY NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND CONTINUED OPERATIONS IN 2002. We require substantial amounts of capital to fund our operations. Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and adjust the level of use of our existing cash, cash equivalents, short-term investments and credit facilities, we may require substantial additional capital to fund continued operations in 2002. We believe that our existing cash balances and credit facilities will be adequate to fund our operations for the next 12 months, although there can be no assurances in this regard. We may require additional funding within this time frame, and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us, or at all. It is possible that we may require additional financing within this period, particularly if the general economic downturn continues to negatively affect revenues, or if we elect to acquire complementary businesses or technologies. The factors described in this paragraph, and other factors that may arise subsequently, will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financing facilities, strategic relationships or other arrangements. Any additional equity financing may be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND THE MARKET FOR LINUX-BASED SYSTEMS AND SERVICES IS RAPIDLY EVOLVING, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE. Our ability to accurately forecast our quarterly sales and revenue is made difficult by our limited operating history, the general economic downturn and the new and rapidly evolving market for Linux-based systems and services in general and our products and services in particular. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and substantially increased our operating expenses. Throughout fiscal 2000, we continued to add a significant number of new employees. In early fiscal 2001, we again relocated to larger facilities. In February 2001, we implemented a reduction in our workforce. Nevertheless, despite the recent reduction in our workforce, our business may fail to grow rapidly enough to offset our operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

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

        - the introduction of competing products by companies that market general-or limited-purpose servers and computers;

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

The Company from time to time makes internal estimates as to future operating results, which are used for various purposes, including establishing reserves and spending levels and allocations. Should our operating results fall short of our internal estimates, or the other bases for our reserves adversely change, our gross margin will suffer as we increase reserves, liquidate or write-off inventory, or take other appropriate actions.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $109.7 million for our fiscal third quarter ended April 28, 2001, primarily due to the general economic slowdown, and we had an accumulated deficit of $344.8 million as of April 28, 2001. We expect to continue to incur significant product development, sales and marketing and administrative expenses. In addition, we are investing considerable resources in our professional services organization and our Internet operations. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKE EVALUATING OUR BUSINESS PROSPECTS AND RESULTS OF OPERATIONS DIFFICULT. Our company was incorporated in January 1995. Throughout fiscal 2000 and the first half of fiscal 2001, we expanded our operations significantly. For example, we grew from 208 employees at January 28, 2000 to 551 employees at January 27, 2001. However, we subsequently reduced our workforce such that as of April 28, 2001, the number of employees had declined to 496. Our productivity and the quality of the products and services we render may be adversely affected if we do not increase the productivity of our current employees. In addition, we employed only two members of our current management team at the end of fiscal 1998. These individuals have not previously worked together as a management team and have had only limited experience managing a rapidly growing company on either a public or private basis.

Furthermore, you should consider the risks and difficulties we may encounter as an early-stage company in the new and rapidly evolving Linux products and services market. Some of the factors that may affect us include:

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

OUR INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. To date, substantially all of our net revenues have been derived from sales of our products in North America. However, we began selling our products overseas during fiscal 2000, initially in Europe. In the first quarter of fiscal 2001, we established a subsidiary in Japan. It is costly to maintain international facilities and operations, promote our brand internationally and develop localized websites and other systems. We may be required to develop foreign language translations of software incorporated into our systems. Revenues from international sales may not offset the expense of maintaining these foreign operations. We have no previous experience with any of these matters. Our international operations face a number of additional challenges associated with the conduct of international business. For example:

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

OUR FUTURE NET REVENUES DEPEND ON CONTINUED SALES OF OUR SYSTEMS, AND OUR BUSINESS WILL SUFFER IF DEMAND FOR, OR REVENUES FROM, OUR SYSTEMS DECLINE. Historically, we have derived a large percentage of our net revenues from Linux systems sales. Systems sales represented approximately 100% of our net revenues in fiscal 1999, approximately 95% of our net revenues in fiscal 2000 and approximately 73% of our net revenues in the third quarter of fiscal 2001. Any factors adversely affecting the pricing of, or demand for, these Linux systems, including increased competition or decreased market acceptance, could cause our net revenues to decline and our business to suffer.

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

RISKS RELATED TO LINUX AND OPEN SOURCE SOFTWARE

IF THE LINUX OPERATING SYSTEM DOES NOT CONTINUE TO GAIN MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GROW OUR REVENUE, AND OUR BUSINESS COULD FAIL. Substantially all of our revenue is derived from sales of systems that run the Linux operating system and the providing of services and support for these systems. The Linux operating system has only recently gained broad market acceptance. This acceptance has been mostly limited to Internet infrastructure applications. Our success depends on the continued and increased rate of adoption of Linux in these and other markets. If this does not occur, our business will suffer.

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

IF ADDITIONAL SOFTWARE APPLICATIONS COMPATIBLE WITH LINUX ARE NOT DEVELOPED, THE MARKET FOR OUR PRODUCTS WILL NOT GROW, AND OUR PRODUCT SALES WILL BE HARMED. Our products are currently purchased primarily for Internet-related applications. For Linux, in general, and our products, in particular, to gain acceptance in mainstream business, more third-party software applications designed to operate on Linux-based operating systems must be introduced and achieve market acceptance. Many widely used applications, such as Microsoft Office, Intuit Quicken, Adobe PhotoShop and others, cannot run natively on Linux operating systems. Many available Linux applications, such as word processors, databases, accounting packages, spreadsheets, e-mail programs, Internet browsers, presentation and graphics software and personal productivity applications, have not achieved mainstream market acceptance. If third parties do not introduce more software applications designed to operate on the Linux operating system and achieve market acceptance, our products will not gain mainstream business and consumer acceptance, and we may not be able to maintain our product sales growth.

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

RISKS RELATED TO OUR PRODUCT MANUFACTURING

WE RELY ON SYNNEX AS OUR SINGLE SOURCE CONTRACT MANUFACTURER. IF SYNNEX IS UNABLE TO MEET OUR MANUFACTURING NEEDS OR OUR RELATIONSHIP TERMINATES, WE MAY LOSE REVENUES AND DAMAGE OUR CUSTOMER RELATIONSHIPS. We rely on Synnex to produce substantially all of our products at its Fremont, California facility on a purchase order basis, and Synnex is our sole manufacturer. With the exception of a small internal systems integration and prototyping facility, we have relocated our internal manufacturing organization to Synnex's manufacturing facility. Presently, nearly all of our manufacturing is done at this one site and, in the event of a natural disaster, our business could be harmed. Under our agreement with Synnex, Synnex is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order that has been accepted by Synnex. If Synnex experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Moreover, our contract with Synnex may be terminated for any reason at any time by either party upon 120-day advance notice. Synnex subleases space in its facilities to us for our manufacturing operations. If our sublease with Synnex terminates, we will need to lease additional space for our manufacturing operations, which may not be available to us on commercially reasonable terms, if at all. In addition, we may need to qualify a new contract manufacturer and may be unable to find a contract manufacturer that meets our needs or that can source components as cost-effectively as our current contract manufacturer. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. Transferring manufacturing operations can significantly disrupt product supply. If we are required or choose to change contract manufacturers, we may lose sales and may experience increased manufacturing or component costs, and our customer relationships may suffer.

SYNNEX DEPENDS ON SINGLE-AND LIMITED-SOURCE SUPPLIERS FOR KEY COMPONENTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS. Synnex, our contract manufacturer, depends on single-source suppliers for a number of key components for our products, such as industry-standard processors, power supplies, custom-printed circuit boards, chassis and sheet metal parts. It also depends on a limited number of sources to supply several other industry-standard components. For fiscal 2001, Converter Concepts, Inc. is our single source for power supplies used in our FullOn model of server product, Tyco International is our single source for backplane circuit boards, motherboards and central processing units in our server products, and Mylex Corporation is our single source for our RAID hard disk controller cards. It would be difficult for us to identify another source of supply if any of these suppliers were unable to meet our requirements for any reason. In addition, we do not have a long-term binding agreement with Converter Concepts, Inc., Tyco International or Mylex Corporation. Synnex has experienced, and may in the future experience, shortages of, or difficulties in, acquiring these components. If Synnex is unable to buy these components in adequate quantities at the times required, we may not be able to manufacture our products on a timely basis, which would harm our operating results. In addition, if Synnex is required to pay higher prices for these single-or limited-source components and we are required to pay higher prices for products, our gross margin would be harmed. Furthermore, overall market conditions affecting supply and pricing for key commodity components are known to fluctuate significantly at times, and increases in the costs of key components, or shortages of supply, could harm our business.

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

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, ESPECIALLY BECAUSE OUR SYSTEMS INCORPORATE MANY DISTINCT SOFTWARE COMPONENTS DEVELOPED BY THOUSANDS OF INDEPENDENT THIRD PARTIES. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES. We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control and who, themselves, might not have the same financial resources as we do to pay damages to a successful litigant. For example, developers may incorporate code into the Linux operating system under the GPL without proper third-party consents. In addition, these developers may fail to perform patent searches and may therefore unwittingly infringe third-party patent rights. Although most of the software incorporated into our systems is Open Source, nothing in Open Source licenses can prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against shipment of our systems. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices. Any litigation, with or without merit, could be time consuming to defend, result in high litigation costs, divert our management's attention and resources, or cause product shipment delays. We also could be required to remove or replace infringing technology. We are not aware that the technology employed in our systems infringes any proprietary rights of third parties.

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

IF WE FAIL TO ADEQUATELY PROMOTE AND MAINTAIN OUR BRAND NAME OR ARE UNABLE TO CONTINUE USING "LINUX" AS PART OF OUR BRAND NAME, OUR PRODUCT SALES WOULD DECLINE, AND WE WOULD INCUR SIGNIFICANT COSTS TO PROMOTE A NEW BRAND NAME. We believe that we need a strong brand to compete successfully. In order to promote and maintain our brand identity and to attract and retain customers, we plan to continue spending on advertising and promotions and to implement new marketing campaigns. These strategies may not be successful. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales could decline. Our business may also be harmed if we incur significant expenses in an attempt to promote and maintain our brand without a corresponding increase in revenues.

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

OTHER RISKS RELATED TO OUR BUSINESS

EXPANDING OUR SERVICES BUSINESS WILL BE COSTLY AND MAY NOT RESULT IN ANY BENEFIT TO US. We believe that the expansion of both our business and the acceptance of Linux are dependent upon the availability of high quality professional services to assist customers in designing and implementing Linux-based systems. If we are unable to successfully provide these services, our business will be harmed and we may lose customers seeking quality professional services. We have recently expanded our strategic focus to place additional emphasis on providing professional services. Our customers may not engage our professional services organization to render services and, therefore, we may not generate sufficient services revenues to offset the expenses of this organization. We may not attract or retain a sufficient number of the highly qualified service personnel we need to support the expansion of our professional services organization. This expansion has required, and will continue to require, significant additional expenses and resources. In addition, this expansion will place further strain on our management and operational resources.

FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL. During fiscal 2000, we hired a significant number of additional research and development, support, sales and marketing and other personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to grow our revenue also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry and in the San Francisco Bay Area, as well as the other geographic markets in which we recruit, is extremely intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR BUSINESS. Our ability to successfully offer our services and grow our business requires an effective planning and management process. Since we began operations, we have significantly increased the size of our operations. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. In order to manage growth effectively, in the past eighteen months we have implemented or updated our operations and financial systems, procedures and controls, including the implementation of an enterprise resource planning system and a web-based ordering system. Our systems will continue to require additional modifications and improvements to respond to future changes in our business. Our key personnel have limited experience managing this type of growth. If we cannot grow our business, and manage that growth effectively, or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer.

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

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM OUR INTERNATIONAL OPERATIONS TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS. A key component of our growth strategy is to expand our presence in foreign markets. It has been, and will continue to be, costly to maintain international facilities and operations, promote our brand internationally and develop localized websites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

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

WE MAY FAIL TO DEVELOP AND PROMOTE OUR NETWORK EFFECTIVELY, WHICH MAY PREVENT US FROM ATTRACTING NEW VISITORS AND ADVERTISERS TO OUR NETWORK. Enhancing our network will allow us to increase our revenues because a segment of our business delivers services and content to users through our network, and we display advertisements on our network. We develop some of the content currently provided on our websites. Other content is developed by third parties and posted on our network. In order to attract and retain Internet users and advertisers, we intend to continue our expenditures to further promote and develop our network. Our success in developing and promoting our network will also depend on our ability to provide high quality content, features and functionality. If we fail to promote our network successfully or if visitors to our network or advertisers do not perceive our services to be useful, current or of high quality, our business, results of operations and financial condition could suffer.

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

WE MAY BE AFFECTED BY REGIONAL ELECTRIC SHORTAGES. Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in some areas in the form of rolling blackouts. A blackout may affect our ability to manufacture products and meet scheduled deliveries. If blackouts were to interrupt our power supply, we would be temporarily unable to continue operations at some of our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

OUR PRODUCT SALES AND REVENUE GROWTH DEPEND ON THE CONTINUED POPULARITY AND ACCEPTANCE OF THE INTERNET, WHICH MAY DECLINE IF NEW LAWS AND GOVERNMENT REGULATIONS SURROUNDING THE INTERNET ARE APPLIED. If the popularity and acceptance of the Internet as an effective medium of commerce does not continue to grow or declines, our product sales and revenue growth will be harmed. We are significantly dependent on the Internet to process the sale of our products. A substantial portion of our sales is processed through our valinux.com website. We continue to enhance our e-commerce applications to foster closer relationships with our customers, facilitate Internet-based ordering and tracking, and sales processing. As the use of the Internet continues to evolve, increased regulation by federal, state or foreign agencies in areas including user privacy, pricing, content, and quality of products and services becomes more likely. Our e-commerce activities might subject us to the jurisdiction of the legal systems of other countries. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Laws and regulations applying to the solicitation, collection, processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

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

(in thousands)


                                              Maturing             Maturing within
                                               within               three months
                                            three months             to one year
                                            ------------           ---------------
As of July 28, 2000
Cash equivalents                              $   50,517

    Weighted-average interest rate                  6.70%
Short-term investments                                               $   52,433
    Weighted-average interest rate                                         7.03%


        We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

        As of April 28, 2001, there were no significant changes in our market risk exposures from what they were at July 28, 2000.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Starting on January 12, 2001, the Company and two of its officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits is captioned Macaroon v. VA Linux Systems, Inc. et al., No. 01 CIV. 0242. To date, approximately 17 substantially identical lawsuits have been filed. On April 19, 2001, the Court consolidated the cases. A consolidated complaint will be filed after the Court appoints a lead plaintiff. The present complaints allege claims against the Company, two of the Company's officers, and/or Credit Suisse First Boston, the lead underwriter of the Company's December 9, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:  None

(b)     Reports on Form 8-K

On February 26, 2001, the Company filed a current report on Form 8-K to report a press release dated February 20, 2001 announcing the Company's financial results for its second quarter ended January 27, 2001.



                                            VA Linux Systems, Inc.


                                            June 11, 2001

                                            SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LINUX SYSTEMS, INC.

DATE: June 11, 2001                        BY: /s/  Larry M. Augustin
      ----------------                         --------------------------------
                                               Larry M. Augustin
                                               Chief Executive Officer



DATE: June 11, 2001                        BY: /s/  Todd B. Schull
      ----------------                         --------------------------------
                                               Todd B. Schull
                                               Vice President and
                                               Chief Financial Officer