Form 10-K
period 2001-07-28
VA LINUX SYSTEMS INC
filed 2001-10-19
CIK 1096199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JULY 28, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.



             FOR THE TRANSITION PERIOD FROM           TO           .

                       COMMISSION FILE NUMBER: 000-28369

                             VA LINUX SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       77-0399299
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

     As of September 30, 2001, there were 53,742,284 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 28, 2001 (based on the closing price for the Common Stock on the Nasdaq National Market for such date) was approximately $42,075,370. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with Registrant's Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

Item 1     Business....................................................    4
              Overview.................................................    4
              Company Background.......................................    4
              The SourceForge Solution.................................    5
              Sales, Marketing, and Customers..........................    6
              Competition..............................................    7
              Seasonality..............................................    8
              Backlog..................................................    8
              Intellectual Property Rights.............................    8
              Employees................................................    8
              Segments.................................................    8
Item 2     Properties..................................................    8
Item 3     Legal Proceedings...........................................    9
Item 4     Submission of Matters to a Vote of Security Holders.........    9

PART II

Item 5     Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................    9
Item 6     Selected Financial Data.....................................   10
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   11
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   28
Item 8     Financial Statements and Supplementary Data.................   29
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   55

PART III

Item 10    Directors and Executive Officers of the Registrant..........   55
Item 11    Executive Compensation......................................   55
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................   55
Item 13    Certain Relationships and Related Transactions..............   55

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   55

Signatures.............................................................   56

                                     PART I

ITEM 1.  BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as "expects," "believes," "in our view," and variations of such words and similar expressions are intended to identify such forward looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth, gross margins, financial performance and results of operations, technological trends in, and emergence of, collaborative software development, the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge(TM), management's strategy, plans and objectives for future operations, the impact of our restructuring, reductions in force and new business model on our operating expenses and the amount of cash utilized by operations each quarter, our intentions and strategies regarding customers and customer relationships, our intent to continue to invest significant resources in software development, our intent to develop long-term relationships and strategic alliances, competition, competitors, the bases of competition and our ability to compete, liquidity and capital resources. Actual results may differ materially from those projected in such forward-looking statements. The following business description should be read in conjunction with the Risk Factors contained in the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

     This past fiscal year we have evolved into an application software company by exiting our business related to hardware, professional services and Linux software engineering services. We made this strategic decision in order to allow us to focus on our SourceForge collaborative software development (CSD) platform, comprised of SourceForge Enterprise Edition and SourceForge Portal Edition.

     SourceForge Enterprise Edition is designed for today's research and development (R&D) and information technology (IT) organizations. We believe it helps companies maximize developer productivity, capture and manage corporate intellectual property, and reduce development costs by addressing common software development challenges. Whether enterprise companies are building applications for internal use or software for sale, we expect that such companies are likely to face the challenges of distributed development, non-integrated and incomplete tool sets, duplication of effort, developer turnover and loss of intellectual property, and burdensome administrative overhead. SourceForge Enterprise Edition is designed to help address these challenges.

     Developer relations groups in leading technology companies use SourceForge Portal Edition to create Internet sites that allow internal and external developers to collaborate. SourceForge Portal Edition is designed to make it easy for hardware and software companies to support third-party developers with information, tools and other resources, and to facilitate application development for their platforms.

     SOURCEFORGE, OSDN, VA LINUX SYSTEMS and the VA logo, SLASHDOT, THINKGEEK and FRESHMEAT, are trademarks, trade names or service marks that we use. We have applied for federal trademark registration for these marks. This Form 10-K contains other trademarks and trade names of other individuals and companies.

COMPANY BACKGROUND

     We were incorporated in January 1995 in California as VA Research, Inc. In June 1999 we changed our name to VA Linux Systems, Inc., and in December 1999 we reincorporated in Delaware. In December 1999, we sold 4,400,000 shares of common stock to the public in our initial public offering. Our principal executive offices are located at 47071 Bayside Parkway, Fremont, California, 94538, and our telephone number is (510) 687-7000. Our corporate web site is located at valinux.com.
                             ---------------------

     From incorporation in January 1995 until the end of fiscal 1998, we grew very modestly. From July 31, 1998 though the first quarter of fiscal 2001, we experienced significant growth as a leading provider of Linux-based solutions, integrating systems, software and services. Commensurate with strong growth, we invested in hiring personnel with Linux expertise, growing our direct sales force, acquiring companies, and expanding our operations, customer support and administration infrastructure. We outsourced our manufacturing, but provided support through our internal organization.

     Increasing demand from customers in the Internet Infrastructure and "dot-com" markets fueled our growth through the first quarter of fiscal 2001. Thereafter, the market for our systems products and professional services declined significantly due in large part to the general economic downturn, which resulted in downturns in, and reduced availability of capital for, our Internet Infrastructure and "dot-com" customers. This decline had a significant negative effect on our sales, margins and operating losses. We endeavored to market our products to larger "enterprise" customers, but were unable to make sufficient progress to build a sustainable business in the midst of a slowing economy and fierce competition from incumbent hardware vendors that were moving into the Linux market.

     Rather than continue with a business model that was not going to enable us to achieve profitability and would significantly decrease our cash levels, on June 27, 2001, we announced our strategic decision to exit the systems business and pursue our application software business. As a result, we eliminated our manufacturing organization, except for a small number of employees handling certain continuing obligations to systems customers, primarily in the area of hardware service and support. Subsequent to our fiscal year end of July 28, 2001, we made a strategic decision to exit the professional services and Linux software engineering services fields in order to focus solely on SourceForge. By exiting these businesses we preserved our cash through significant cost reductions. Essentially, we have changed our business strategy and devoted our resources to develop and market the SourceForge CSD platform. SourceForge is a relatively new product and further development and enhancements are expected in the future. Revenue levels will be very modest as we begin this new business and we expect revenues to grow gradually as SourceForge gains acceptance in the market.

     An important marketing element of our SourceForge strategy is OSDN, the Open Source Development Network. OSDN is a suite of web properties targeting the IT and open source development communities. It includes the SourceForge.net site, the largest reference for SourceForge. SourceForge benefits from OSDN through product advertising on the web sites, sales leads from users of SourceForge.net and the credibility derived from SourceForge.net as a reference site. Advertising, sponsorship and e-commerce revenue generated by OSDN is expected to represent the majority of our consolidated revenue in the near term and we expect it to decline as a percentage of total revenue over time as our revenue from SourceForge increases.

THE SOURCEFORGE SOLUTION

     In focusing on SourceForge, we see the opportunity to address a major shift in software engineering. Software engineering has changed significantly in recent years, and we believe software engineering tools and processes have not evolved to keep pace with that change. Many traditional software development tools and methodologies were based on an assumption that software development occurs under one roof and that development teams always stay the same. This is no longer the case for many companies. We believe that our target market -- R&D and IT organizations in Global 2000 companies face major challenges in managing software development: increased turnover, remote developers and development teams, duplicative development efforts, piecemeal deployment of different development tools that are incomplete or not integrated, all of which results in excessive administrative time. We believe SourceForge Enterprise Edition will help our customers solve these problems, while cutting costs.

  SOURCEFORGE ENTERPRISE EDITION

     Following the December 1999 launch of SourceForge.net, Global 2000 companies began approaching us asking if they could buy their own internal SourceForge to manage their software development. That is now the focus of our business. OSDN's SourceForge.net web site is now the world's largest reference implementa-tion of the SourceForge CSD platform, supporting more than 27,000 software projects and more than 270,000 users.

     We believe SourceForge gives us an opportunity to enter a new market in collaborative software development (CSD), which we believe does not have an entrenched competitor. In our view, CSD has the potential to do for R&D and IT organizations what enterprise resource planning (ERP) and customer relationship management (CRM) have done for manufacturing and sales organizations. We provide an environment that interoperates with and enhances existing development tools. SourceForge does not replace existing tools but improves the efficiency of existing software development efforts.

     We believe SourceForge Enterprise Edition provides a comprehensive solution to many of the software development problems facing our targeted customers. It is an Internet-based CSD platform that enables distributed development teams to communicate and captures their code development and interaction. Because SourceForge Enterprise Edition creates a Web-based central point of access to source code, it creates visibility of software projects across development tools, groups, and geographies within a company and enables collaboration. As a highly modular platform, SourceForge Enterprise Edition can integrate with customers' existing development tools rather than trying to replace them. Because it provides a standard set of tools and resources, SourceForge Enterprise Edition reduces ramp-up time for new developers and enables companies to standardize their development organization. Finally, because SourceForge Enterprise Edition provides comprehensive reporting and search features, it makes it possible for developers and managers to spend less time reporting and more time developing.

  SOURCEFORGE PORTAL EDITION

     Developer relations groups in leading technology companies use SourceForge Portal Edition to create Internet sites that allow internal and external developers to collaborate. SourceForge Portal Edition makes it easy for hardware and software companies to support third-party developers with information, tools and other resources, and to facilitate application development for their platforms.

     We expect that our new business model, focused on application software rather than hardware, will significantly reduce our operating expenses and the amount of cash used by operations each quarter. We believe this will allow us to build a successful software company using existing resources.

SALES, MARKETING, AND CUSTOMERS

  SOURCEFORGE

     SourceForge Enterprise Edition is our key product. Installed behind corporate firewalls, SourceForge helps R&D and IT organizations cut costs and develop better software more efficiently by providing an infrastructure for collaboration.

     Since the inception of our SourceForge.net site, potential customers have expressed interest in a commercial version of SourceForge that they can use internally, behind their firewalls, to enable collaborative software development in their enterprises.

     The target market for SourceForge is R&D and IT organizations within Global 2000 companies, a customer segment that comprised only a small percentage of our exited systems business. We market and sell our products (software, consulting, maintenance and support, and training) directly through our SourceForge field sales organization, on the Internet at valinux.com and on our various OSDN web sites. Our direct sales organization includes a telesales operation to augment our direct sales presence.

     By creating the SourceForge CSD platform, we believe we have an opportunity to move to a business model that includes a subscription-based, deferred revenue stream, as well as some business based on perpetual license fees. Each SourceForge contract type and revenue recognition model will be based on negotiation of individual contracts. SourceForge has a complete customer service and support organization. This organization provides support installation for software usage, updates and system administration issues.

Customer service and support are typically provided as part of the SourceForge contract to ensure the productivity of end users. We also release periodic bug or security fix updates and version upgrades.

     We believe that the success of SourceForge will depend partly on our ability to enhance the product to meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. We intend to extend and strengthen our CSD platform by expanding partnerships, enhancing existing and adding additional features and offering higher levels of integration. During fiscal 2002, we plan to add additional popular collaborative development tool set applications to the SourceForge platform. These tool set applications are sold by firms competing in related markets. Engineering enhancements to SourceForge will be necessary to support integration with the SourceForge platform. Although we primarily develop SourceForge technology internally, we may, based on timing and cost considerations, acquire technologies or products from third parties. Therefore, we have devoted our entire research and development budget to the goal of improving SourceForge to better serve the CSD market.

     For the fiscal year ended July 28, 2001, one customer accounted for approximately 25% of net revenues and for the fiscal year ended July 28, 2000, one customer accounted for approximately 18% of net revenues.

  OSDN

     We own and manage several web sites that are widely used by the IT and open source development communities. OSDN receives more than 120 million page views and more than 5.2 million unique visitors per month. SourceForge Enterprise Edition and SourceForge Portal Edition benefit from OSDN in a variety of ways. OSDN reaches software developers, providing advertising for SourceForge and acting as a sales tool for the SourceForge platform. The OSDN site SourceForge.net is the largest reference model for potential SourceForge customers and provides further sales leads. Following is a list of OSDN sites:

     - sourceforge.net is our flagship web site and development center. As of October 15, 2001, SourceForge is the development home for more than 27,000 open source projects and has more than 270,000 registered developers. We believe that this represents more than two thirds of the known open source projects in the world.

     - slashdot.org is our most popular site. A "village pub" for the open source community, Slashdot carries news and interactive commentary on topics of interest to the community.

     - freshmeat.net is the world's leading open source index and is the most popular update notification service for open source developers.

     - linux.com contains news, links and articles of interest to open source community members. Its focus is on corporate Linux usage, customization and support.

     - themes.org is a repository of desktop themes. Desktop themes are background images, icons and other graphic customizations for the window systems used in Linux and popular Unix operating systems.

     - thinkgeek.com is an e-commerce site, providing online sale of a variety of retail products of interest to the developer community.

COMPETITION

     We believe SourceForge gives us an opportunity to enter the new CSD market, a market without an entrenched competitor. However, we face competition from software development tools and processes developed internally by customers, including ad hoc integrations of platforms based on open source code. There are also many entrenched competitors in closely related markets who could choose to focus on the CSD market. Such competition could arise from, among others, Collab.net, Rational Software Corporation, IBM Corporation, Starbase Corporation, Merant plc, Microsoft Corporation, Oracle Corporation, as well as numerous other public and privately held software application development and tools suppliers. Many of these potential competitors are likely to have substantial competitive advantages including:

     - greater resources that can be devoted to the development, promotion and sale of their products;

     - more established sales forces and channels;

     - greater software development experience; and

     - greater name recognition.

     To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and grow our sales and professional services organizations. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues.

SEASONALITY

     During the past two years, our revenues have not been significantly impacted by seasonality. It is not yet clear whether our new business model focusing on the SourceForge platform will be subject to seasonal fluctuations.

BACKLOG

     We have operated historically with little or no backlog. Our backlog at July 28, 2001 related to received systems orders, which were shipped in the subsequent quarter. We anticipate no further backlog related to systems business. Going forward, we may have backlog related to deferred revenue on SourceForge contracts. The backlog levels cannot be accurately forecasted at present due to our lack of history in our new business model focusing on the SourceForge platform.

INTELLECTUAL PROPERTY RIGHTS

     SourceForge Enterprise Edition and SourceForge Portal Edition incorporate both proprietary software code and open source code. We protect our property through a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other methods of protection.

EMPLOYEES

     We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage and we believe that our relations with our employees are good. As of July 28, 2001, our employee base totaled 286. Due to subsequent reductions in our work force in connection with our decision to exit additional lines of business, and related cost-cutting actions, our employee base totaled 209 as of September 30, 2001, including 62 in operations, 52 in sales, marketing and customer support, 34 in research and development and 61 in finance and administration.

SEGMENTS

     Information regarding our previous two operating segments over the last fiscal year is set forth in Note 11 of the Notes to the Consolidated Financial Statements. For the year beginning July 29, 2001, the Company will operate as one business segment, providing application software products and related OSDN products.

ITEM 2.  PROPERTIES

     In September 2000, we relocated our corporate headquarters to Fremont, California from Sunnyvale, California. Our Fremont facility consists of approximately 140,000 square feet, which is occupied pursuant to a lease that expires in May 2010. We have subleased approximately 52,000 square feet of our Fremont facility pursuant to an agreement that expires in 2002. We have also subleased our Sunnyvale facility pursuant to an agreement that expires in 2005, upon the expiration of our lease with the landlord.

ITEM 3.  LEGAL PROCEEDINGS

     Starting on January 12, 2001, we and two of our officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York (the "Actions"). The first of the Actions is captioned Macaroon v. VA Linux Systems, Inc. et al., No. 01 CIV. 0242. The Court has since consolidated the Actions, appointed a lead plaintiff and approved lead plaintiffs' selection of lead counsel. Lead plaintiff has filed a consolidated complaint ("Complaint") with the Court. The Complaint alleges claims against us, two of our officers, and/or Credit Suisse First Boston ("CSFB"), the lead underwriter of our December 9, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The Complaint also alleges claims solely against CSFB under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the claims against us and our two officers are without legal merit and intend to defend them vigorously. On August 8, 2001, all pending cases against all underwriters and issuers were reassigned to Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York. The time for defendants to move to dismiss the Complaint is presently adjourned pending further instruction from Judge Scheindlin.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of VA Linux Systems, Inc. is traded in the NASDAQ National Market System under the symbol LNUX. As of October 8, 2001, there were 54,187 holders of record of VA Linux common stock. We have declared no cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The quarterly high and low closing sales price, as reported by Nasdaq, of VA Linux common stock since the initial public offering on December 9, 1999 are as follows:

                                                               HIGH       LOW
                                                              -------   -------
Fiscal Year Ended July 28, 2001:
Fourth Quarter..............................................  $  5.48   $  1.80
Third Quarter...............................................    10.44      1.59
Second Quarter..............................................    31.75      7.00
First Quarter...............................................    61.25     26.88
Fiscal Year Ended July 28, 2000:
Fourth Quarter..............................................  $ 64.38   $ 31.13
Third Quarter...............................................   136.88     28.94
Initial public offering to end Second Quarter...............   242.88    122.63

     The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

     During our last fiscal year, we issued 2,012,580 shares of our common stock upon the exercise of stock grants under our 1998 Stock Plan. The shares were issued pursuant to an exemption either by reason of Section 4(2) or Rule 701 under the Securities Act of 1933. These sales were made without general solicitation or advertising. For purposes of qualifying for such exemptions, each purchaser either was an accredited investor, a sophisticated investor (either alone or through its representative) or a natural person satisfying the requirements of Rule 701, with access to all relevant information necessary to make an investment decision.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K. The statement of operations data for the years ended July 28, 2001 and 2000 and July 31, 1999 and the balance sheet data as of July 28, 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the years ended July 31, 1998 and 1997 and the balance sheet data as of July 31, 1999, 1998 and 1997 are derived from audited financial statements not appearing in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

                         SUMMARY FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE YEARS ENDED
                                            --------------------------------------------------
                                                  JULY 28,                  JULY 31,
                                            --------------------   ---------------------------
                                              2001        2000       1999      1998      1997
                                            ---------   --------   --------   -------   ------
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Net revenues............................  $ 134,890   $120,296   $ 17,710   $ 5,556   $2,743
  Cost of revenues........................    154,103     98,181     17,766     4,494    2,562
                                            ---------   --------   --------   -------   ------
  Gross margin............................    (19,213)    22,115        (56)    1,062      181
  Income (loss) from operations...........   (531,798)   (95,387)   (14,531)       73     (462)
  Net income (loss).......................   (525,268)   (89,758)   (14,512)       84     (474)
                                            =========   ========   ========   =======   ======
  Dividend related to convertible
     preferred stock......................         --     (4,900)        --        --       --
                                            ---------   --------   --------   -------   ------
  Net income (loss) attributable to common
     stockholders.........................   (525,268)   (94,658)   (14,512)       84     (474)
                                            =========   ========   ========   =======   ======
  Basic net income (loss) per share.......  $  (10.78)  $  (3.52)  $  (2.62)  $  0.02   $(0.05)
                                            =========   ========   ========   =======   ======
  Diluted net income (loss) per share.....  $  (10.78)  $  (3.52)  $  (2.62)  $  0.01   $(0.05)
                                            =========   ========   ========   =======   ======
  Shares used in computing basic net
     income (loss) per share..............     48,741     26,863      5,530     5,100    9,467
                                            =========   ========   ========   =======   ======
  Shares used in computing diluted net
     income (loss) per share..............     48,741     26,863      5,530    12,249    9,467
                                            =========   ========   ========   =======   ======
BALANCE SHEET DATA AT YEAR-END:
  Cash and cash equivalents...............  $  60,347   $123,849   $ 18,653   $    62   $   20
  Working capital.........................     63,794    171,730     16,230      (214)      12
  Total assets............................    173,033    585,099     27,595     1,195      591
  Notes payable, net of current portion...     13,178      1,656        424       275       --
  Total stockholders' equity (deficit)....    126,362    543,875     18,363      (420)      45

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in "Risk Factors" and elsewhere in this Form 10-K. See Part I -- Item 1 -- "Special Note Regarding Forward Looking Statements."

OVERVIEW

     From incorporation in January 1995 until the end of fiscal 1998, we grew very modestly. From July 31, 1998 though the first quarter of fiscal 2001, we experienced significant growth as a leading provider of Linux-based solutions, integrating systems, software and services. Commensurate with strong growth, we invested in hiring personnel with Linux expertise, growing our direct sales force, acquiring companies, and expanding our operations, customer support and administration infrastructure. We outsourced our manufacturing, but provided support through our internal organization.

     Increasing demand from customers in the Internet Infrastructure and "dot-com" markets fueled our growth through the first quarter of fiscal 2001. Thereafter, the market for our systems products and professional services declined significantly due in large part to the general economic downturn, which resulted in downturns in, and reduced availability of capital for, our Internet Infrastructure and "dot-com" customers. This decline had a significant negative effect on our sales, margins and operating losses. We endeavored to market our products to larger "enterprise" customers, but were unable to make sufficient progress to build a sustainable business in the midst of a slowing economy and fierce competition from incumbent hardware vendors that were moving into the Linux market.

     Rather than continue with a business model that was not going to enable us to achieve profitability and would significantly decrease our cash levels, on June 27, 2001 we announced our strategic decision to exit the systems business and pursue our application software business. As a result, we eliminated our manufacturing organization, except for a small number of employees handling certain continuing obligations to systems customers, primarily in the area of hardware service and support. Subsequent to our fiscal year end of July 28, 2001, we made a strategic decision to exit the professional services and Linux software engineering services fields in order to focus solely on SourceForge. By exiting these businesses we preserved our cash through significant cost reductions. We expect to report an additional restructuring charge in the first quarter of fiscal 2002 to account for the costs associated with this restructuring decision.

     We have changed our business strategy and restructured the Company to be in the application software business and devoted our resources to develop and market the SourceForge CSD platform. SourceForge is a relatively new product and additional development and enhancements are expected in the future. An important marketing element of our SourceForge strategy is OSDN, a suite of web properties targeting the IT and open source development communities. It includes the SourceForge.net site, the largest reference for SourceForge. OSDN benefits SourceForge through product advertising on the web sites, sales leads from users of SoureceForge.net and the credibility derived from SourceForge.net as a reference site.

     SourceForge Enterprise Edition is designed for today's R&D and IT organizations. We believe it helps companies maximize developer productivity, capture and manage corporate intellectual property, and reduce development costs by addressing common software development challenges. Whether companies are building applications for internal use or software for sale, we believe that they face the challenges of distributed development, non-integrated and incomplete tool sets, duplication of effort, and administrative overhead. SourceForge enterprise Edition is designed to help address these challenges.

     The SourceForge commercial products are SourceForge Enterprise Edition and SourceForge Portal Edition. Developer relations groups in leading technology companies use SourceForge Portal Edition to create Internet sites that allow internal and external developers to collaborate. SourceForge Portal Edition makes it easy for hardware and software companies to support third-party developers with information, tools and other resources, and to facilitate application development for their platforms.

     We expect that revenue levels for our SourceForge software platform will be very modest as we begin business as an application software company. In the near-term we expect revenues generated by OSDN from the sale of advertising, sponsorships and e-commerce to represent the majority of our consolidated revenues. However, we expect revenues from OSDN to decline as a percentage of total revenue over time as the revenue from SourceForge increases as it gains acceptance in the market.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated certain financial data as a percentage of net revenue:

                                                                FOR THE YEARS ENDED
                                                            ---------------------------
                                                               JULY 28,
                                                            ---------------    JULY 31,
                                                             2001     2000       1999
                                                            ------    -----    --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Net revenues............................................   100.0%   100.0%    100.0%
  Cost of revenues........................................   114.2     81.6     100.3
                                                            ------    -----     -----
  Gross margin............................................   (14.2)    18.4      (0.3)
                                                            ------    -----     -----
  Operating expenses:
     Sales and marketing..................................    29.6     24.5      29.3
     Research and development.............................    13.3     10.3      18.0
     General and administrative...........................    16.3      7.5      21.4
     Restructuring costs and other special charges........    84.1       --        --
     Amortization of deferred stock compensation..........    45.4     32.8      13.0
     Amortization of goodwill and intangible assets.......    72.6     15.1        --
     Impairment of long-lived assets......................   118.6       --        --
     Write-off of in-process research and development.....      --      7.5        --
                                                            ------    -----     -----
       Total operating expenses...........................   379.9     97.7      81.7
                                                            ------    -----     -----
  Loss from operations....................................  (394.1)   (79.3)    (82.0)
  Interest and other income, net..........................     4.8      4.7       0.1
                                                            ------    -----     -----
  Net loss................................................  (389.3)%  (74.6)%   (81.9)%
                                                            ======    =====     =====
  Dividend related to convertible preferred stock.........      --     (4.1)%      --
                                                            ======    =====     =====
  Net loss applicable to common stockholders..............  (389.3)%  (78.7)%   (81.9)%
                                                            ======    =====     =====

  NET REVENUES

     We had two reportable business segments for revenue during fiscal 2001:
Systems and Services, and OSDN. We allocated our resources and evaluated performance of our separate segments based on revenue. Effective July 29, 2001, as a result of our decision to exit the systems business in the fourth quarter of fiscal 2001, we will operate as one business segment.

     Our overall net revenues increased by $14.6 million, or 12.1%, from $120.3 million in fiscal 2000 to $134.9 million in fiscal 2001. During fiscal 2001, our Systems and Services business segment accounted for $120.2 million or 89.1% of net revenues and our OSDN business segment accounted for $14.7 million or 10.9% of net revenues. Net revenues for the Systems and Services business segment increased by $2.0 million, or 1.7%, from $118.2 million in fiscal 2000 to $120.2 million in fiscal 2001. This marginal increase in our Systems and Services business was primarily due to a small increase in net revenues from services offset by a decline in demand for our server products from the Internet infrastructure market. Net revenues for our

OSDN business segment increased $12.6 million, or 605.5%, from $2.1 million in fiscal 2000 to $14.7 million in fiscal 2001. This significant percentage increase in net revenues for our OSDN business segment was primarily due to incurring a full year's worth of net revenues for our OSDN business segment in fiscal 2001 as compared to the period from June 7, 2000 to July 28, 2000 in fiscal 2000. The increase in our OSDN net revenues was also partially offset by a decrease in demand in the second half of fiscal 2001 for our web advertising offerings. We believe our overall net revenues will significantly decline for the fiscal year 2002 due to our strategic decision to exit from the systems and services business and our focus on the application software business.

     Our overall net revenues increased by $102.6 million, or 579.3%, from $17.7 million in fiscal 1999 to $120.3 million in fiscal 2000. Net revenues increased primarily due to the high demand for our web based server products and the introduction of our 1U and 2U server products in the third and second quarters of fiscal 2000, respectively. We derived all of our fiscal 1999 net revenues from sales of our systems and in fiscal 2000 sales of our systems were approximately 95% of net revenue. In fiscal 2000, we derived approximately 71% of our net revenues from sales to companies in the Internet infrastructure market.

     Export sales for fiscal 2001, 2000, and 1999 were not material.

  COST OF REVENUES

     Cost of revenues increased $55.9 million, or 57.0%, from $98.2 million in fiscal 2000 to $154.1 million in fiscal 2001. Gross margin decreased (as a percent of net revenues) from 18.4% in fiscal 2000 to a negative 14.2% in fiscal 2001. The decline in gross margin was mostly due to charges from the write-off of excess inventory caused by lower demand for our server products and our decision to exit the systems business, charges from lower of cost or market adjustments to inventory, selling price reductions on our server products due to competitive pricing pressure, lower sales volume in the second half of fiscal 2001, and increased investments in professional service while partially offset by an increase in gross profit from the OSDN business segment.

     Cost of revenues increased $80.4 million, or 452.6%, from $17.8 million in fiscal 1999 to $98.2 million in fiscal 2000. Gross margin increased (as a percent of net revenues) from a negative 0.3% in fiscal 1999, to 18.4% in fiscal 2000. This increase was primarily due to increased sales volume from our server products, reductions in component costs, improved manufacturing efficiencies as a result of outsourcing our manufacturing to a third party, and the introduction of new products.

  SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

     Sales and marketing expenses increased $10.5 million, or 35.6%, from $29.5 million in fiscal 2000 to $40.0 million in fiscal 2001. Sales and marketing expenses (as a percent of net revenues) increased from 24.5% in fiscal 2000 to 29.6% in fiscal 2001. The increase in absolute dollars was due to incurring a full year's worth of expenses from our sales and marketing organizations from our OSDN business segment, and the expansion of our sales and marketing organizations in Europe and Japan. We believe our sales and marketing expenses will decrease in absolute dollars for fiscal year 2002 due to changes made to our organization related to our strategic decisions to exit our systems and services business and pursue the application software business.

     Sales and marketing expenses increased $24.3 million, or 468.8%, from $5.2 million in fiscal 1999 to $29.5 million in fiscal 2000. Sales and marketing expenses (as a percent of net revenues) decreased from 29.3% in fiscal 1999 to 24.5% in fiscal 2000. The increase in absolute dollars was due to an increase in sales and marketing personnel, tradeshow and branding expenses, and increased commission expenses resulting from higher revenue.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and related expenses for software and former hardware engineers and cost of material for prototyping and testing units. We expense all of our research and development costs as they are incurred.

     Research and development expenses increased $5.6 million, or 45.3%, from $12.4 million in fiscal 2000 to $18.0 million in fiscal 2001. Research and development (as a percent of net revenues) increased from 10.3% in fiscal 2000 to 13.3% in fiscal 2001. The increase in absolute dollars was mostly due to an increased investment in cost relating to research and development personnel, partially offset by decreased material spending for new product development. We expect research and development expenses to decrease in absolute dollars for fiscal 2002 due to changes made to our organization related to our strategic decisions to exit our systems and services business and pursue the application software business.

     Research and development expenses increased $9.2 million, or 287.7%, from $3.2 million in fiscal 1999 to $12.4 million in fiscal 2000. Research and development expenses (as a percent of net revenues) decreased from 18.0% in fiscal 1999 to 10.3% in fiscal 2000. The increase in absolute dollars was due to an increase in research and development personnel and increased material spending for new product development as a result of higher revenues.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $13.0 million, or 145.0%, from $9.0 million in fiscal 2000 to $22.0 million in fiscal 2001. General and administrative expenses (as a percent of net revenues) increased from 7.5% in fiscal 2000 to 16.3% in fiscal 2001. The increase in absolute dollars was due to an increase in expenses for administrative personnel and support costs relating to increased operations from our OSDN business segment and international operations. We expect general and administrative expenses to decrease in absolute dollars for fiscal year 2002 due to changes made to our organization related to our strategic decisions to exit our systems and services business and pursue the application software business.

     General and administrative expenses increased $5.2 million, or 137.0%, from $3.8 million in fiscal 1999 to $9.0 million in fiscal 2000. General and administrative expenses (as a percent of net revenues) decreased from 21.4% in fiscal 1999 to 7.5% in fiscal 2000. The increase in absolute dollars was due to an increase in administrative personnel and increased expenses relating to the support of our increased operations.

  RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

     During February 2001, in response to the general slowdown in the economy, we adopted a plan to reduce operating costs. In connection with these actions, we recorded a restructuring charge of approximately $43.4 million in the third quarter of fiscal 2001. The principle actions of the plan involved the closure of our San Diego facility and the exit from our managed services business. Of the $43.4 million restructuring charge, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions and one employee of Life, companies acquired in March 2000 and September 2000, respectively. We terminated these four employees as part of the restructuring and, as part of each employee's severance arrangement, we released all of their stock that we held in escrow. In addition, as part of the plan to exit from our managed services business, we sold Brave New Worlds, Inc. ("BNW"), a company acquired in September 2000, for minimal proceeds and recorded severance charges related to six employees of BNW. As part of these six employees' severance agreements, we released a portion of their stock that we had held in escrow. Further, we recorded $1.7 million for workforce reduction. This $1.7 million charge consisted of severance, acceleration of stock options, and other related costs attributable to 43 employees, who were primarily from our domestic hardware systems business that were terminated as part of the February 2001 plan. Of the remaining $7.9 million restructuring charge, $1.7 million was for excess facilities related primarily to non-cancelable leases (payments, unless we sublet, will continue until fiscal 2010) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that are being exited pursuant to the restructuring plan. The results of operations relating to the managed services business were not material to the consolidated results of operations.

     In addition to the above, we recorded a $3.4 million charge in connection with our plan to exit our managed service business and closure of our San Diego facility. We classified this $3.4 million restructuring charge as cost of revenues in the statement of operations. Of the $3.4 million, we recorded $0.2 million for workforce reduction, which consisted of severance and other related costs attributable to 19 employees from our domestic systems business and nine employees from our managed services business. Of the remaining $3.2 million, $2.9 million related to a write down of inventory from the closing of our San Diego facility, and $0.3 million related to other restructuring costs related to the exit of our managed service business.

     In June 2001, we adopted a plan to exit the systems business, which we accounted for in the fourth quarter ended July 28, 2001. We decided to exit our systems business to reduce operating losses and improve cash flow. We recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal 2001 related to our plan to exit our systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles, resulting from our expectation that we will receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable lease payments which, unless we sublet, will continue until fiscal 2010, $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from our systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events.

     In addition to the above, we recorded a $10.5 million charge in connection with the exit of the systems business included in cost of revenues in the statement of operations. Of the $10.5 million, we recorded $7.6 million for excess inventory charges arising from the exit from the systems business, $0.4 million for a workforce reduction, which consisted of severance, and other related costs attributable to 64 former employees from our systems business, and the remaining $2.5 million for other restructuring costs.

     All our restructuring activities are expected to be complete by January 2002, except that cash payments for non-cancelable leases will be made over the respective lease terms as noted above. Below is a summary of the restructuring charges in operating expenses (in thousands):

                                       CHARGED TO   CHARGED TO                              RESTRUCTURING
                                       OPERATIONS   OPERATIONS   TOTAL CHARGED    TOTAL     LIABILITIES AT
                                       APRIL 28,     JULY 28,    TO OPERATIONS     CASH        JULY 28,
                                          2001         2001       FISCAL 2001    PAYMENTS        2001
                                       ----------   ----------   -------------   --------   --------------
Cash Provisions:
  Facilities charges.................   $    --      $ 6,584       $  6,584      $    --        $6,584
  Employee severance and other
     related charges.................       911        2,587          3,498       (2,033)        1,465
  Other special charges relating to
     restructuring activities........       603        1,556          2,159         (695)        1,464
                                        -------      -------       --------      -------        ------
     Total cash provisions...........     1,514       10,727         12,241      $(2,728)       $9,513
                                        -------      -------       --------      =======        ======
Non-cash:
  Write-off of goodwill and
     intangibles.....................     6,240       53,483         59,723
  Write-off of other special charges
     relating to restructuring
     activities......................     1,102        3,332          4,434
  Accelerated options for terminated
     employees.......................       776          576          1,352
  Write-off of deferred stock
     compensation....................    33,754        1,974         35,728
                                        -------      -------       --------
     Total non-cash..................    41,872       59,365        101,237
                                        -------      -------       --------
     Total...........................   $43,386      $70,092       $113,478
                                        =======      =======       ========

     Net revenues for the systems business were $110.7 million, $114.3 million and $17.7 million for fiscal 2001, 2000, and 1999, respectively.

  AMORTIZATION OF DEFERRED STOCK COMPENSATION

     In connection with the grant of certain stock options to employees during fiscal 2000 and 1999, we recorded deferred stock compensation within stockholders' equity of approximately $37.8 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method is in accordance with Financial Accounting Standards Board Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. In connection with the acquisitions of TruSolutions, Precision Insight and NetAttach, we recorded $113.1 million of deferred stock compensation during fiscal 2000. In connection with the acquisitions of BNW and Life BVBA ("Life"), we recorded $6.8 million of deferred stock compensation during fiscal 2001. We recorded amortization of deferred stock compensation of $61.3 million, $39.5 million and $2.3 million for the years ended July 28, 2001 and 2000 and July 31, 1999, respectively. In addition, in connection with the restructuring discussed above, expense of approximately $35.7 million related to the acceleration of deferred stock compensation has been recorded for the year ended July 28, 2001 and has been included in restructuring costs and other special charges in the statements of operations.

  AMORTIZATION OF GOODWILL AND INTANGIBLES AND IMPAIRMENT OF LONG-LIVED ASSETS

     In connection with the acquisitions of BNW, Life and certain intangibles of Alabanza Corporation ("Alabanza") and Lavaca Systems Inc. ("Lavaca"), we recorded $10.6 million of goodwill and intangibles during fiscal 2001. In connection with the acquisitions of TruSolutions, Inc., Precision Insight, Inc., NetAttach, Inc., and OSDN (previously Andover.Net), we recorded $381.3 million of goodwill and intangibles during fiscal 2000. We amortized $97.9 million and $18.2 million of goodwill and intangibles in fiscal 2001 and 2000, respectively. In connection with our restructuring plans in fiscal 2001, we have written off goodwill and intangibles associated with BNW, Life, Alabanza and TruSolutions in the amount of $59.7 million as we have exited from these lines of business and there are no expected future cash flows.

     We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     We performed an assessment of the carrying value of our long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with our OSDN acquisition. We performed the assessment pursuant to SFAS No. 121 due to the significant slowdown in the economy affecting our current operations and our expected future sales, as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded during the fourth quarter of fiscal 2001 a charge of $160.0 million to reduce goodwill and other intangible assets associated with the acquisition of OSDN, based on the amount by which the carrying value of these assets exceeded their fair value. The charge is included in the caption "Impairment of long-lived assets" in the statements of operations. Fair value was determined based on discounted future cash flows.

     As of July 28, 2001, we have remaining goodwill and intangibles of $56.7 million. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $8.6 million. We expect amortization of intangible assets in fiscal 2002 to be approximately $13.9 million. We are currently reviewing remaining goodwill and intangible assets to determine whether recent economic events and the impact of adopting this standard have resulted in impairment.

  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

     The value assigned to purchased in-process research and development in fiscal 2000 related to the acquisitions of TruSolutions, Inc. and Andover.Net, Inc. ("Andover" or "OSDN"), and was based on the income method prepared by an independent third party and was determined by identifying research projects in areas for which technological feasibility had not been established and no future alternative uses existed.

     TruSolutions' in-process research projects included the research and development associated with the 1/2U, 1U, 2U, and 4U server products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 45% for the in-process technology. We believe that the estimated in-process technology amounts represent fair value and do not exceed the amount a third party would pay for the projects. The valuation included cash inflows from in-process technology through 2003 with revenues commencing in 2000 for the 1U, 2U and 4U servers, and in 2001 for the 1/2U server. Where appropriate, we allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology. At the time of the merger, TruSolutions' remaining tasks that were substantially incomplete included: developing additional server features as well as proving out the in-process products' electrical designs, testing for compatibility with other systems common in server farms, and testing for Linux performance. Finally, TruSolutions needed to conduct shock, vibration and performance testing. As of July 28, 2001, we do not expect to incur any additional charges related to these projects.

     Andover's in-process research projects included next-generation web site management tools, online web applications, and other technologies that will support our vast network of web sites. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 30% for the in-process technology. We believed that the estimated in-process technology amounts represented fair value and did not exceed the amount a third party would pay for the projects.

     The valuation included cash inflows from in-process technology through 2005 with revenues commencing in 2001. Where appropriate, we allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology. At the time of the merger, Andover's remaining tasks that were substantially incomplete included certain planning, designing, coding, prototyping, and testing activities that are necessary to establish that the developmental technologies can be produced to meet their design specifications including functional, technical, and economic performance requirements. As of July 28, 2001, we do not expect to incur any additional charges related to these projects.

  INTEREST AND OTHER INCOME, NET

     Interest and other income, net includes income from our cash investments net of other expenses. We had net interest and other income of approximately $6.5 million in fiscal 2001, $5.6 million in fiscal 2000, and $19,000 in fiscal 1999. The increase from fiscal 2000 to fiscal 2001 was primarily due to offsetting the appropriate amount of operating loss for our Japan joint venture operations to the minority shareholders and the incremental increase in interest income earned from our short-term investments, partially offset by the payment of various state taxes.

     The increase in interest in other income from fiscal 1999 to fiscal 2000 was primarily due to an increase in interest income earned on proceeds from our initial public offering in December 1999.

  INCOME TAXES

     As of July 28, 2001, we had $145.3 million of federal and $39.3 million of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal and state net operating loss carryforwards expire at various dates through 2021 and 2006, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carryforwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

  PREFERRED STOCK DIVIDEND

     During the quarter ended October 29, 1999, we recorded a preferred stock dividend of $4.9 million representing the value of the beneficial conversion feature on the issuance of convertible preferred stock in September 1999. The beneficial conversion feature was calculated at the commitment date based on the difference between the conversion price of $3.86 per share and the estimated fair value of the common stock at that date. The amount of the beneficial conversion feature was limited to the amount of the gross proceeds received from the issuance of convertible preferred stock. The excess of the beneficial conversion feature over the gross proceeds received was $4.2 million. No dividends were recorded in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $63.5 million from $123.8 million at July 28, 2000 to $60.3 million at July 28, 2001. Working capital decreased by $107.9 million from $171.7 million at July 28, 2000 to $63.8 million at July 28, 2001 primarily due to using our cash and short-term investments to support our operating activities. We used cash in operating activities of $81.6 million and $24.6 million in fiscal 2001 and fiscal 2000, respectively. The increase in net cash used in operating activities was primarily due to the increase in operating losses, an increase in inventories and a decrease in accounts payable, offset by the impairment of long-lived assets, non-cash restructuring expenses, depreciation and amortization, amortization of deferred stock compensation, provisions for excess and obsolete inventory, a decrease in accounts receivable, and an increase in other long-term liabilities.

     Cash and cash equivalents increased $105.1 million from $18.7 million at July 31, 1999 to $123.8 million at July 28, 2000. This increase is primarily a result of our initial public offering of common stock in December 1999, which generated net proceeds of $138.7 million and the cash we assumed from our acquisition of Andover as a result of their initial public offering of common stock in December 1999, which generated net proceeds of $77.4 million. We used $10.2 million of cash in operating activities in fiscal 1999 and $24.6 million in fiscal 2000. This increase in cash used was primarily due to increases in operating losses and accounts receivable, offset by depreciation, amortization of stock compensation, increases in accounts payable, write-off of in-process research and development, and lower inventories.

     Investing activities provided cash of $17.9 million in fiscal 2001. The sale of short-term investments provided $29.8 million and the net cash from acquisitions provided $4.6 million, offset by the purchase of property and equipment of $14.7 million for furniture and fixtures for the Fremont headquarters facilities and computer equipment purchases and the purchase of intangibles of $1.9 million primarily for certain assets acquired from Alabanza and Lavaca.

     We used cash in investing activities of $13.2 million in fiscal 2000 due to purchases of short-term investments of $52.4 million, capital equipment of $7.6 million, offset by the net amount of cash acquired as a result of acquisitions of $46.9 million. We used cash in investing activities of $2.3 million in fiscal 1999 due to purchases of computer equipment and other fixed assets.

     Our financing activities provided cash of $1.6 million in fiscal 2001, generated from the proceeds of our issuance of common stock from employee stock option exercises, partially offset by payments on notes payables and capital lease obligations. Financing activities provided cash of $143.0 million in fiscal 2000, generated from the proceeds of our issuance of common stock with our initial public offering in December 1999 and the sale of convertible preferred stock in September 1999, partially offset by payments on notes payables and capital lease obligations. Financing activities provided cash of $31.0 million in fiscal 1999, resulting almost entirely from the net proceeds from the issuance of convertible preferred stock.

     In February 1999, we entered into a loan and security agreement with a bank for maximum borrowings of $10,000,000 under a revolving line of credit ("Line of Credit") and $500,000 under an equipment loan ("Equipment Loan"). The interest rate for both the Line of Credit and the Equipment Loan is the bank's base rate plus 0.75% (7.5% at July 28, 2001). The amount available for borrowing under the Line of Credit is limited to the committed revolving line, less any outstanding letters of credit issued under the Line of Credit, which is not to exceed $5,000,000. The amount available for borrowing under the Equipment Loan can only be utilized to acquire equipment that the bank approves. As of July 28, 2001, we had no borrowings outstanding under the Line of Credit and $208,333 outstanding under the Equipment Loan, of which $166,667 is current and $41,666 is non-current. The Equipment Loan and Line of Credit require that we maintain certain financial and non-financial ratios and covenants. As of July 28, 2001, we complied with all of such ratios and covenants.

     As of July 28, 2001, we had outstanding letters of credit issued under the Line of Credit of approximately $2,300,000, primarily related to the corporate facility lease.

     During fiscal 2001, we established letters of credit of approximately $4.0 million used to collateralize the delivery of customer parts from a single supplier. As of July 28, 2001, we had approximately $0.6 million of restricted cash outstanding on the letters of credit.

     Our future liquidity and capital requirements will depend upon numerous factors, including the costs associated with the expansion of our sales and marketing activities and product development efforts, the level and timing of product and service revenues, the amount of working capital required, and the level of fixed asset investment required. We believe that the net proceeds from our initial public offering, together with our current cash and investment balances and any cash generated from current or future debt financing, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we may require additional financing within this period, particularly if we elect to acquire complementary businesses or technologies. The factors described in this paragraph will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through the sale of equity or convertible debt or other arrangements. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our inability to raise capital when needed could seriously harm our business.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on July 29, 2000 and this adoption did not have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC deferred the adoption date for SAB No. 101 until our fourth quarter ended July 28, 2001. SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB No. 101 in May 2001 and this adoption did not have a material effect on our financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations." This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company will follow the requirements of this statement for business acquisitions made after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 on July 29, 2001. As a result of adopting SFAS No. 142, the Company will stop amortizing goodwill of approximately $8.6 million per year. We are currently reviewing remaining goodwill and intangible assets to determine whether recent economic events and the impact of adopting this standard have resulted in impairment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K including our consolidated financial statements and related notes.

  RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

     BECAUSE THE MARKET FOR OUR PRODUCTS IS NEW, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL LICENSE OUR PRODUCTS IN SUFFICIENT QUANTITY FOR US TO ACHIEVE PROFITABILITY. The market for collaborative software development
(CSD) is new and rapidly evolving. Our future growth and financial performance will depend on broad market acceptance of our CSD platform. The number of software developers using our products is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products. Various factors could inhibit the growth of the market and market acceptance of our CSD platform. In particular, potential customers may be unwilling to make the significant capital investment needed to license our products and retrain their software developers to develop software using our CSD platform. Many of our customers have licensed only small quantities of our products, and these or new customers may decide not to broadly implement or license additional copies of our products. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable.

     WE ARE CONCENTRATING OUR EFFORTS SOLELY ON THE SALES OF OUR SOURCEFORGE PRODUCT, SO IF THIS PRODUCT DOES NOT ACHIEVE MARKET ACCEPTANCE WE ARE LIKELY TO EXPERIENCE LARGER LOSSES. We are directing nearly all of our product development efforts to the on-going development of SourceForge. The failure to achieve widespread market acceptance of SourceForge on a timely basis would adversely affect our business and operating results. The success of our SourceForge CSD platform is difficult to predict because CSD represents a new area of business for the computer software industry. There can be no assurance that we will be successful in marketing, upgrading and supporting our SourceForge products. Our failure to do so could adversely affect our business and operating results.

     IF WE DO NOT DEVELOP AND ENHANCE SOURCEFORGE TO KEEP PACE WITH TECHNOLOGICAL, MARKET, AND INDUSTRY CHANGES, OUR REVENUES MAY DECLINE. Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software development industry. If we fail to anticipate or respond adequately to technology developments, industry standards, or practices and customer requirements, or if we experience any significant delays in product development, introduction, or integration, our products may become obsolete or unmarketable, our ability to compete may be impaired, and our revenues may decline. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product-development investments.

     IF WE DO NOT EFFECTIVELY COMPETE WITH NEW AND EXISTING COMPETITORS, OUR REVENUES AND OPERATING MARGINS WILL DECLINE. We believe that the newly emerging CSD market is fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the CSD market. Our potential competitors include entrenched companies in closely related markets who may choose to enter and focus on the CSD market. Although we do not believe that we presently have an entrenched competitor, we expect competition to intensify in the future if the market for CSD platforms continues to expand. Many of these potential competitors are much larger than we are and may have significantly more resources and more experience. Our potential competitors include providers of software and related services as well as providers of hosted application services. Our potential competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

     We believe our continued success will become increasingly dependent on our ability to:

     - support multiple platforms, including Linux, commercial UNIX and Microsoft Windows;

     - use the latest technologies to continue to support Web-based development; and

     - continually support the rapidly changing standards, tools and technologies used in the development of Web-based applications as well as off-the-shelf products.

Because individual product sales often lead to a broader customer relationship, our products must be able to successfully compete with and complement numerous competitors' current and potential offerings. Moreover, we may be forced to compete with our strategic partners, and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners.

     IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES WILL DECLINE SUBSTANTIALLY. We face competition from different sources, and we must compete effectively against other current and future competitors to retain and expand our customer base. We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand.

     Rather than license SourceForge, our target customers may develop their software development tools and processes internally, including ad hoc integrations of CSD platforms based on open source code. A failure to successfully obtain revenues from large corporate or enterprise-level customers will materially and adversely affect our operations.

     IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL NOT MEET THE NEEDS OF OUR CUSTOMERS. For our business to succeed, we must effectively market our software solutions. If our customer support organization does not meet the needs or expectations of customers, we face an increased risk that customers will purchase software from other providers.

     INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. Like many companies in the software industry, technical support costs will likely comprise a significant portion of our operating costs and expenses. Over the short term, we may be unable to respond to fluctuations in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further, customer demand for these services could cause increases in the costs of providing such services and adversely affect our operating results.

  RISKS RELATED TO OUR FINANCIAL RESULTS

     IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF OUR CSD PLATFORM. We have a relatively brief operating history as a provider of our CSD platform. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we exited our hardware business. Subsequent to our fiscal year end of July 28, 2001 we made the strategic decision to exit the professional services and Linux software engineering services fields to focus solely on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed within this "Factors That May Affect Future Results" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     IF WE FAIL TO ADEQUATELY MONITOR AND MINIMIZE OUR USE OF EXISTING CASH AND CREDIT FACILITIES, WE MAY NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND CONTINUED OPERATIONS IN FISCAL 2003. Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents, short-term investments and credit facilities, we may require substantial additional capital to fund continued operations into fiscal 2003. We believe that our existing cash balances and credit facilities will be adequate to fund our operations for the next twelve (12) months, although there can be no assurances in this regard. We may require additional funding within this time frame, and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us, or at all. It is possible that we may require additional financing within this period, particularly if the general economic downturn continues to negatively affect revenues, or if we elect to acquire complementary businesses or technologies. The factors described in this paragraph, and other factors that may arise subsequently, will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financing facilities, strategic relationships or other arrangements. Any additional equity financing may be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

     BECAUSE WE HAVE A LIMITED OPERATING HISTORY WITH OUR NEW SOURCEFORGE PRODUCT, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE. Our ability to accurately forecast our quarterly sales and revenue is made difficult by our limited operating history with our new business direction and the general economic downturn. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and substantially increased our operating expenses. Throughout fiscal 2000, we continued to add a significant number of new employees. In early fiscal 2001, we again relocated to larger facilities. In February, June and August 2001, we substantially reduced our workforce such that as of September 30, 2001 we had 209 employees. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

     - economic conditions generally and in the specific industries in which our customers operate;

     - demand for and market acceptance of our software and services;

     - reductions in the sales price of our software or software offered by our competitors;

     - our ability to develop, introduce and market new versions of our software and product enhancements that meet customer requirements in a timely manner.

Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

     FAILURE TO MAINTAIN OR INCREASE OUR GROSS MARGIN WILL HARM OUR RESULTS OF OPERATIONS. Our gross margin may be adversely affected by decreases in the average selling prices of our software or increased costs of providing service and customer support. If we are unable to offset a decrease in the average selling prices of our existing products by developing and introducing products and services with higher margins or by reducing our product and development costs, our gross margin will suffer.

     For more information related to our costs associated with software development and our gross margin, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations."

     We from time to time makes internal estimates as to future operating results, which are used for various purposes, including establishing reserves and spending levels and allocations. Should our operating results fall short of our internal estimates, or the other bases for our reserves adversely change, our gross margin will suffer as we increase reserves or take other appropriate actions.

     SIGNIFICANT UNANTICIPATED FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY CAUSE US NOT TO MEET SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS AND MAY RESULT IN A DECLINE IN THE PRICES OF OUR COMMON STOCK. Our net revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our revenues, operating results, earnings, or future projections are below the levels expected by securities analysts, the price of our common stock is likely to decline.

     Factors that may cause quarterly fluctuations in our operating results include, but are not limited to:

     - the discretionary nature of our customers' purchase and budget cycles;

     - difficulty predicting the size and timing of customer orders;

     - long sales cycles;

     - seasonal variations in operating results;

     - introduction or enhancement of our products or our competitors' products;

     - changes in our pricing policies or the pricing policies of our competitors;

     - an increase in our operating costs;

     - whether we are able to expand our sales and marketing programs;

     - the mix of our products and services sold;

     - the level of sales incentives for our direct sales force;

     - the mix of our domestic and international sales;

     - unfavorable economic conditions in the technology industry;

     - decreased spending on technology due to adverse economic conditions;

     - fluctuations in foreign currency exchange rates;

     - changes in accounting pronouncements applicable to us;

     - the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

     - the introduction of competitive products by existing or new competitors;

     - end-of-period buying patterns of foreign and domestic software markets;
       and

     - the market's transition between new releases of operating systems.

     In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that many enterprise customers negotiate site licenses near the end of each quarter. In part, this is because enterprise customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

     In addition, the timing of our product revenues is difficult to predict because our sales cycles vary substantially from customer to customer. We base our operating expenses on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations, we could not proportionately reduce operating expenses for that quarter. Therefore, a revenue shortfall would have a disproportionate effect on our operating results for that quarter. In addition, because our service revenues are largely correlated with our license revenues, a decline in license revenues could also cause a decline in our service revenues in the same quarter or subsequent quarters.

     WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $290.1 million for our fiscal fourth quarter ended July 28, 2001, primarily due to the general economic slowdown, and we had an accumulated deficit of $634.9 million as of July 28, 2001. We expect to continue to incur significant product development, sales and marketing and administrative expenses. In addition, we are investing considerable resources in our Internet operations. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

     FUTURE GUIDELINES AND INTERPRETATIONS REGARDING SOFTWARE REVENUE RECOGNITION COULD HAVE A MATERIAL IMPACT ON OUR BUSINESS. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superceded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides further revenue recognition guidance. We adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on our consolidated financial position, results of operations or cash flows. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, we may be required to change its revenue recognition policies and business practices and such changes could have a material adverse effect on our business, results of operations or financial position.

  RISKS RELATED TO INTELLECTUAL PROPERTY

     WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES. From time to time we receive notices from third parties claiming infringement by our products of third party patent and other intellectual property rights. We expect that our software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. Our developers may fail to perform patent searches and may therefore unwittingly infringe third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against shipment of our software offerings. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

     Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause product shipment delays. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us, or at all. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay shipment of our products and increase our costs. If a successful claim is made against us and the we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

     IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY USE OUR TECHNOLOGY AND TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES, AND INCREASE OUR COSTS. We rely on a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

     In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase. We do not currently plan to increase the current level of our international activity.

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

     The scope of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products.

     Our success depends significantly upon our proprietary technology. Despite our efforts to protect our proprietary technology, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any software patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive.

     PROMOTIONAL PRODUCT VERSIONS MAY ADVERSELY IMPACT OUR ACTUAL PRODUCT SALES. Our marketing strategy relies in part on making elements of our technology available for no charge or at a very low price. This strategy is designed to expose our products to a broader customer base than to our historical customer base and to encourage potential customers to purchase an upgrade or other full priced products from us.

     We may not be able to introduce enhancements to our full-price products or versions of our products with intermediate functionality at a rate necessary to adequately differentiate them from the promotional versions, which could reduce sales of our products.

     WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR INTERNET SITES. We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our Internet sites, whether written by third parties or us. These types of claims have been brought against online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects online services from some claims when third parties write the material, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. We receive notification from time to time of potential claims, but have not been named as a party to litigation involving such claims. While no formal complaints have been filed against us to date, our business could be seriously harmed if one were asserted.

  OTHER RISKS RELATED TO OUR BUSINESS

     FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL. During late fiscal 2001 and early fiscal 2002, we hired a significant number of software development, sales and marketing personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Our future success and ability to grow our revenue also depend upon the continued service of our executive officers and other key engineering, sales, marketing and support personnel. Competition for qualified personnel in our industry and in the San Francisco Bay Area, as well as the other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

     IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR SOFTWARE BUSINESS. Our ability to successfully offer our services and grow our software business requires an effective planning and management process. In the past twenty-four months we have implemented or updated our operations and financial systems, procedures and controls, including the implementation of an enterprise resource planning. Our systems will continue to require additional modifications and improvements to respond to current and future changes in our business. Our key personnel have limited experience managing this type of fluctuation in operations. If we cannot grow our software business, and manage that growth effectively, or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 28, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                                    MATURING             MATURING WITHIN
                                               WITHIN THREE MONTHS   THREE MONTHS TO ONE YEAR
                                               -------------------   ------------------------
                                                               (IN THOUSANDS)
As of July 28, 2001
Cash equivalents.............................        $21,366
  Weighted-average interest rate.............           3.78%
Short-term investments.......................                                $22,595
  Weighted-average interest rate.............                                   4.53%

     We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   30
Consolidated Balance Sheets.................................   31
Consolidated Statements of Operations.......................   32
Consolidated Statements of Stockholders' Equity.............   33
Consolidated Statements of Cash Flows.......................   34
Notes to Consolidated Financial Statements..................   35

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
VA Linux Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of VA Linux Systems, Inc. (a Delaware corporation) as of July 28, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VA Linux Systems, Inc. as of July 28, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 28, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
August 22, 2001

                             VA LINUX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              JULY 28,    JULY 28,
                                                                2001        2000
                                                              ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  60,347   $ 123,849
  Short-term investments....................................     22,595      52,433
  Accounts receivable, net of allowances of $4,247 and
     $1,475, respectively...................................     10,107      31,842
  Inventories...............................................        343       1,018
  Prepaid expenses and other assets.........................      3,895       2,156
                                                              ---------   ---------
          Total current assets..............................     97,287     211,298
Property and equipment, net.................................     17,703      10,316
Goodwill and intangibles, net...............................     56,730     362,744
Other assets................................................      1,313         741
                                                              ---------   ---------
                                                              $ 173,033   $ 585,099
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable..........................  $     756   $   1,568
  Accounts payable..........................................     14,319      26,715
  Accrued restructuring liabilities.........................      3,135          --
  Accrued compensation......................................      3,906       4,697
  Deferred revenue..........................................      2,120         393
  Accrued liabilities and other.............................      9,257       6,195
                                                              ---------   ---------
          Total current liabilities.........................     33,493      39,568
Notes payable, net of current portion.......................         42       1,104
Accrued restructuring liabilities, net of current portion...      6,378          --
Other long-term liabilities.................................      1,366         552
Commitments and contingencies (Note 7)
Minority interest...........................................      5,392          --
Stockholders' equity:
  Common stock, $0.001 par value Authorized -- 250,000,000;
     Issued and outstanding -- 54,118,703 shares in 2001 and
     51,903,850 shares in 2000..............................         54          52
  Treasury stock............................................         (4)         --
  Additional paid-in capital................................    768,797     763,175
  Deferred stock compensation...............................     (6,108)   (109,686)
  Accumulated other comprehensive loss......................     (1,490)        (47)
  Accumulated deficit.......................................   (634,887)   (109,619)
                                                              ---------   ---------
          Total stockholders' equity........................    126,362     543,875
                                                              ---------   ---------
                                                              $ 173,033   $ 585,099
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED
                                                                    JULY 28,         YEAR ENDED
                                                              --------------------    JULY 31,
                                                                2001        2000        1999
                                                              ---------   --------   ----------
Net revenues................................................  $ 134,890   $120,296    $ 17,710
Cost of revenues............................................    154,103     98,181      17,766
                                                              ---------   --------    --------
     Gross margin...........................................    (19,213)    22,115         (56)
                                                              ---------   --------    --------
Operating expenses:
  Sales and marketing.......................................     39,981     29,479       5,183
  Research and development..................................     17,959     12,363       3,189
  General and administrative................................     22,012      8,985       3,791
  Restructuring costs and other special charges.............    113,478         --          --
  Amortization of deferred stock compensation...............     61,268     39,500       2,312
  Amortization of goodwill and intangible assets............     97,887     18,175          --
  Impairment of long-lived assets...........................    160,000         --          --
  Write-off of in-process research and development..........         --      9,000          --
                                                              ---------   --------    --------
          Total operating expenses..........................    512,585    117,502      14,475
                                                              ---------   --------    --------
Loss from operations........................................   (531,798)   (95,387)    (14,531)
Interest income.............................................      6,803      5,805          98
Interest expense............................................       (165)      (142)        (82)
Other income (expense), net.................................       (108)       (34)          3
                                                              ---------   --------    --------
Net loss....................................................  $(525,268)  $(89,758)   $(14,512)
                                                              =========   ========    ========
Dividend related to convertible preferred stock.............  $      --   $ (4,900)   $     --
                                                              =========   ========    ========
Net loss attributable to common stockholders................  $(525,268)  $(94,658)   $(14,512)
                                                              =========   ========    ========
Basic and diluted net loss per share........................  $  (10.78)  $  (3.52)   $  (2.62)
                                                              =========   ========    ========
Shares used in computing basic and diluted net loss per
  share.....................................................     48,741     26,863       5,530
                                                              =========   ========    ========

   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      CONVERTIBLE
                                    PREFERRED STOCK     COMMON STOCK                ADDITIONAL   STOCKHOLDER     DEFERRED
                                    ----------------   ---------------   TREASURY    PAID-IN        NOTE          STOCK
                                    SHARES    AMOUNT   SHARES   AMOUNT    STOCK      CAPITAL     RECEIVABLE    COMPENSATION
                                    -------   ------   ------   ------   --------   ----------   -----------   ------------
BALANCE AT JULY 31, 1998..........       --    $ --     5,100    $ 5       $ --      $     24       $ --        $       --
 Issuance of Series A convertible
   preferred stock for cash and
   note receivable, net...........   12,149      12        --     --         --         5,482        (50)               --
 Exercise of stock options and
   stock purchase rights for cash
   and services rendered..........       --      --    10,305     10         --           308         --                --
 Issuance of Series B convertible
   preferred stock for cash,
   net............................    6,503       7        --     --         --        25,084         --                --
 Issuance of common stock for
   assets acquired................       --      --        40     --         --            20         --                --
 Fair value of options and stock
   purchase rights granted for
   services rendered and assets
   acquired.......................       --      --        --     --         --           110         --                --
 Deferred stock compensation......       --      --        --     --         --        14,433         --           (14,433)
 Amortization of deferred stock
   compensation...................       --      --        --     --         --            --         --             2,312
 Net loss.........................       --      --        --     --         --            --         --                --
                                    -------    ----    ------    ---       ----      --------       ----        ----------
BALANCE AT JULY 31, 1999..........   18,652      19    15,445     15                   45,461        (50)          (12,121)
 Issuance of Series B convertible
   preferred stock for assets
   acquired.......................       13      --        --     --         --            50         --                --
 Issuance of Series B convertible
   preferred stock for cash,
   net............................    1,256       1        --     --         --         4,833         --                --
 Exercise of stock options and
   stock purchase rights for cash
   and services rendered..........       --      --     2,140      2         --         3,333         --                --
 Dividend related to convertible
   preferred stock................       --      --        --     --         --         4,900         --                --
 Issuance of common stock for cash
   and services rendered..........       --      --       203     --         --           530         --                --
 Issuance of common stock from
   initial public offering, net...       --      --     5,060      5         --       138,771         --                --
 Repurchase of common stock for
   cash...........................       --      --      (593)    --         --           (55)        --                --
 Proceeds received from
   stockholders...................       --      --        --     --         --            --         50                --
 Conversion of preferred stock to
   common stock...................  (19,921)    (20)   19,921     20         --            --         --                --
 Issuance of common stock to
   acquire businesses.............       --      --     9,728     10         --       541,983         --          (113,106)
 Deferred stock compensation......       --      --        --     --         --        23,369         --           (23,369)
 Amortization of deferred stock
   compensation...................       --      --        --     --         --            --         --            38,910
 Unrealized gain or loss on
   marketable securities..........       --      --        --     --         --            --         --                --
 Net loss.........................       --      --        --     --         --            --         --                --
                                    -------    ----    ------    ---       ----      --------       ----        ----------
BALANCE AT JULY 28, 2000..........       --      --    51,904     52         --       763,175         --          (109,686)
Issuance of common stock for
 cash.............................       --      --     2,522      3         --         4,437         --                --
Repurchase of common stock for
 cash.............................       --      --    (1,028)    (1)        (4)         (268)        --                --
Issuance of common stock to
 acquire businesses or assets.....       --      --       721     --         --        14,397         --            (6,757)
Acceleration of stock options.....       --      --        --     --         --         1,352         --                --
Amortization of deferred stock
 compensation.....................       --      --        --     --         --            --         --            61,268
Acceleration and forfeiture of
 deferred stock compensation
 related to terminations..........       --      --        --     --         --       (14,296)        --            49,067
Foreign currency translation
 adjustment and unrealized gain or
 loss on marketable securities....       --      --        --     --         --            --         --                --
Net loss..........................       --      --        --     --         --            --         --                --
                                    =======    ====    ======    ===       ====      ========       ====        ==========
BALANCE AT JULY 28, 2001..........       --    $ --    54,119    $54       $ (4)     $768,797       $ --        $   (6,108)
                                    =======    ====    ======    ===       ====      ========       ====        ==========

                                     ACCUMULATED
                                        OTHER                         TOTAL
                                    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                        LOSS          DEFICIT        EQUITY
                                    -------------   -----------   -------------
BALANCE AT JULY 31, 1998..........     $    --       $    (449)     $    (420)
 Issuance of Series A convertible
   preferred stock for cash and
   note receivable, net...........          --              --          5,444
 Exercise of stock options and
   stock purchase rights for cash
   and services rendered..........          --              --            318
 Issuance of Series B convertible
   preferred stock for cash,
   net............................          --              --         25,091
 Issuance of common stock for
   assets acquired................          --              --             20
 Fair value of options and stock
   purchase rights granted for
   services rendered and assets
   acquired.......................          --              --            110
 Deferred stock compensation......          --              --             --
 Amortization of deferred stock
   compensation...................          --              --          2,312
 Net loss.........................          --         (14,512)       (14,512)
                                       -------       ---------      ---------
BALANCE AT JULY 31, 1999..........                     (14,961)        18,363
 Issuance of Series B convertible
   preferred stock for assets
   acquired.......................          --              --             50
 Issuance of Series B convertible
   preferred stock for cash,
   net............................          --              --          4,834
 Exercise of stock options and
   stock purchase rights for cash
   and services rendered..........          --              --          3,335
 Dividend related to convertible
   preferred stock................          --          (4,900)            --
 Issuance of common stock for cash
   and services rendered..........          --              --            530
 Issuance of common stock from
   initial public offering, net...          --              --        138,776
 Repurchase of common stock for
   cash...........................          --              --            (55)
 Proceeds received from
   stockholders...................          --              --             50
 Conversion of preferred stock to
   common stock...................          --              --             --
 Issuance of common stock to
   acquire businesses.............          --              --        428,887
 Deferred stock compensation......          --              --             --
 Amortization of deferred stock
   compensation...................          --              --         38,910
 Unrealized gain or loss on
   marketable securities..........         (47)             --            (47)
 Net loss.........................          --         (89,758)       (89,758)
                                       -------       ---------      ---------
BALANCE AT JULY 28, 2000..........         (47)       (109,619)       543,875
Issuance of common stock for
 cash.............................          --              --          4,440
Repurchase of common stock for
 cash.............................          --              --           (273)
Issuance of common stock to
 acquire businesses or assets.....          --              --          7,640
Acceleration of stock options.....          --              --          1,352
Amortization of deferred stock
 compensation.....................          --              --         61,268
Acceleration and forfeiture of
 deferred stock compensation
 related to terminations..........          --              --         34,771
Foreign currency translation
 adjustment and unrealized gain or
 loss on marketable securities....      (1,443)             --         (1,443)
Net loss..........................          --        (525,268)      (525,268)
                                       =======       =========      =========
BALANCE AT JULY 28, 2001..........     $(1,490)      $(634,887)     $ 126,362
                                       =======       =========      =========

   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED
                                                                    JULY 28,         YEAR ENDED
                                                              --------------------    JULY 31,
                                                                2001        2000        1999
                                                              ---------   --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(525,268)  $(89,758)   $(14,512)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    102,786     19,588         449
    Provision for bad debts.................................      3,968      1,328         168
    Provision for excess and obsolete inventory.............     24,441      1,878         833
    Loss on disposal of assets..............................          9        177          75
    Amortization of deferred stock compensation.............     61,268     39,500       2,312
    Non-cash compensation expense...........................         --      1,429          64
    Non-cash restructuring expense..........................    101,237         --          --
    Impairment of long-lived assets.........................    160,000         --          --
    Write-off of in-process research and development........         --      9,000          --
    Changes in assets and liabilities:
      Accounts receivable...................................     17,635    (23,468)     (3,455)
      Inventories...........................................    (23,783)     1,191      (2,489)
      Prepaid expenses and other assets.....................     (3,195)    (2,098)       (517)
      Accounts payable......................................    (12,446)    11,902       5,423
      Accrued restructuring liabilities.....................      3,135      3,723       1,498
      Accrued liabilities and other.........................      1,388         --          --
      Other long-term liabilities...........................      7,192      1,045          --
                                                              ---------   --------    --------
         Net cash used in operating activities..............    (81,633)   (24,563)    (10,151)
                                                              ---------   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (14,750)    (7,601)     (2,139)
  Sale/(Purchase) of marketable securities..................     29,838    (52,433)         --
  Businesses acquired, net of cash acquired.................      4,627     46,870          --
  Purchase of other long-lived assets.......................     (1,929)        --        (154)
  Other, net................................................        161        (47)         --
                                                              ---------   --------    --------
         Net cash provided (used) in investing activities...     17,947    (13,211)     (2,293)
                                                              ---------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable.................................     (2,527)    (3,363)       (275)
  Proceeds from borrowings on equipment loan and line of
    credit..................................................         --         --         500
  Proceeds from stockholder note receivable.................         --         50          --
  Proceeds from issuance of convertible preferred stock,
    net.....................................................         --      4,834      30,535
  Proceeds from issuance of common stock....................      4,440    141,504         275
  Repurchase of common stock................................       (273)       (55)         --
                                                              ---------   --------    --------
         Net cash provided by financing activities..........      1,640    142,970      31,035
                                                              ---------   --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,456)        --          --
                                                              ---------   --------    --------
Net increase (decrease) in cash and cash equivalents........    (63,502)   105,196      18,591
                                                              ---------   --------    --------
Cash and cash equivalents, beginning of year................    123,849     18,653          62
                                                              ---------   --------    --------
Cash and cash equivalents, end of year......................  $  60,347   $123,849    $ 18,653
                                                              =========   ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for state taxes...................................  $     335   $     35    $      2
Cash paid for interest......................................  $     165   $    142    $     70
  Issuance of convertible preferred stock for note
    receivable..............................................  $      --   $     --    $     50
  Issuance of convertible preferred stock for assets........  $      --   $     50    $     --
  Dividends on convertible preferred stock..................  $      --   $  4,900    $     --
  Conversion of preferred stock to common stock at par......  $      --   $     20    $     --
  Issuance of common stock to acquire businesses............  $  14,397   $541,993    $     --

   The accompanying notes are an integral part of these financial statements.

                             VA LINUX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

     VA Linux, Inc. ("VA Linux" or the "Company") was incorporated in January 1995 in California as VA Research, Inc. In June 1999, the Company's name was changed to VA Linux Systems, Inc. and in December 1999 reincorporated in Delaware. In December 1999, the Company sold 4,400,000 shares of common stock to the public in its initial public offering.

     From inception through June 27, 2001, the Company was a provider of Linux-based computer systems and services, Internet infrastructure and Open Source Software Services and OSDN, the Open Source Development Network.

     On June 27, 2001 the Company announced its decision to exit the systems business and pursue the application software business. Subsequent to its fiscal year end of July 28, 2001, the Company made the decision to exit the professional services and Linux software engineering services fields in order to focus solely on its SourceForge collaborative software development platforms.

     The Company operates on a 52-53 week year ending the Saturday before July
31. Prior to the quarter ended January 27, 2001, the last day of each fiscal quarter and year end was Friday. This change did not have a material impact on the results of operations for the year ended July 28, 2001, or to prior periods.

     The Company is subject to certain risks, including without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the computer software market, management of international operations, product concentration, changing product mix, competition, reliance on a limited number of suppliers, equity investments and acquisitions, management of our operations in light of reduced demand for our products, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions and dilution and dependence on a continuous power supply.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by the Company include reserves for inventory and accounts receivable, amortization periods for intangible assets and goodwill and depreciation lives. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of VA Linux Systems, Inc. and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September, 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux KK (Japan) for a cash purchase price of approximately $6.9 million. The minority interest in the results of operations for VA Linux KK have not been material to date and have been recorded in other income in the accompanying statements of operations. The minority interest of VA Linux KK is reflected separately in the balance sheet outside of stockholders' equity.

  FOREIGN CURRENCY TRANSLATION

     The functional currency of a foreign operation is deemed to be the country's local currency. Consequently, balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet

                             VA LINUX SYSTEMS, INC.

dates. Revenue and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity.

  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. All short-term investments are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, as other comprehensive loss in stockholders' equity. To date the unrealized gains (losses) have not been material. The fair value of the Company's available-for-sale securities is based on quoted market prices at the balance sheet dates.

     Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                              JULY 28,   JULY 28,
                                                                2001       2000
                                                              --------   --------
Government obligations......................................  $25,956    $ 30,013
Corporate obligations.......................................   18,005      72,937
                                                              -------    --------
          Total.............................................   43,961     102,950
Included in cash and cash equivalents.......................   21,366      50,517
                                                              -------    --------
Included in short-term investments..........................  $22,595    $ 52,433
                                                              =======    ========

  RESTRICTED CASH

     During fiscal 2001, the Company established letters of credit of approximately $4.0 million used to collateralize the delivery of customer parts from a single supplier. As of July 28, 2001, the Company had approximately $0.6 million of restricted cash outstanding on the letters of credit.

  INVENTORIES

     Inventories are stated at the lower of cost or market, using the first-in first-out method, and are comprised of materials. Inventories consist of the following (in thousands):

                                                              JULY 28,   JULY 28,
                                                                2001       2000
                                                              --------   --------
Raw materials...............................................    $ --      $  387
Work-in-process.............................................      --          86
Finished goods..............................................     343         545
                                                                ----      ------
                                                                $343      $1,018
                                                                ====      ======

     Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable value could change.

                             VA LINUX SYSTEMS, INC.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (two to five years) of the assets. Leasehold improvements are amortized over the corresponding lease term. Property and equipment consist of the following (in thousands):

                                                              JULY 28,   JULY 28,
                                                                2001       2000
                                                              --------   --------
Computer and office equipment...............................  $ 8,983    $ 9,796
Furniture and fixtures......................................    4,093      1,075
Leasehold improvements......................................    7,186      1,074
Software....................................................    2,856        629
                                                              -------    -------
          Total property and equipment......................   23,118     12,574
Less: Accumulated depreciation and amortization.............   (5,415)    (2,258)
                                                              -------    -------
          Property and equipment, net.......................  $17,703    $10,316
                                                              =======    =======

  GOODWILL AND INTANGIBLES

     Goodwill and intangibles are amortized on a straight-line basis over three to five years. Goodwill and intangibles consist of the following:

                                                              JULY 28,   JULY 28,
                                                                2001       2000
                                                              --------   --------
Goodwill....................................................  $107,049   $328,678
Purchased intangibles.......................................    45,010     52,561
                                                              --------   --------
          Total goodwill and intangibles....................   152,059    381,239
Less: Accumulated amortization..............................   (95,329)   (18,495)
                                                              --------   --------
          Goodwill and intangibles, net.....................  $ 56,730   $362,744
                                                              ========   ========

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the assets carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 3 for details on impairment charges recognized during fiscal 2001.

 REVENUE RECOGNITION

     The Company's revenue recognition policy follows SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Specifically, product revenues from the sale of Linux-based servers, components, and desktop computers are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. In general, revenue is recognized upon shipment of the goods. The Company generally does not grant to its customers any

                             VA LINUX SYSTEMS, INC.

rights to return products. The Company provides allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue. For the years ended July 28, 2001 and 2000 and July 31, 1999, revenues from customer support services and professional service contracts were not material.

     Advertising revenues are derived from the sale of advertising space on the Company's various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of the Company's online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved.

 STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the method defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB No. 25 and, accordingly, it has included the pro forma disclosures required under SFAS No. 123 in the notes to the financial statements (see Note 9).

     The value of options, stock purchase rights and stock exchanged for services rendered or assets acquired are valued using the Black-Scholes option pricing model. To calculate the expense or asset value, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

 SOFTWARE DEVELOPMENT COSTS

     In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

 COMPUTATION OF PER SHARE AMOUNTS

     Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share" for all periods presented.

     In accordance with SFAS No. 128, basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the years ended July 28, 2001 and 2000 and July 31, 1999, the Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods. The total number of shares excluded from

                             VA LINUX SYSTEMS, INC.

the calculations of diluted net loss per common share were 4,104,969, 14,514,563 and 25,320,000 for the years ended July 28, 2001 and 2000 and July 31, 1999, respectively.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                              JULY 28,    JULY 28,   JULY 31,
                                                                2001        2000       1999
                                                              ---------   --------   --------
Net loss attributable to common stockholders................  $(525,268)  $(94,658)  $(14,512)
                                                              ---------   --------   --------
Basic and diluted:
  Weighted average shares of common stock outstanding.......     51,410     33,398      8,268
  Less: Weighted average shares subject to repurchase.......     (2,669)    (6,535)    (2,738)
                                                              ---------   --------   --------
  Shares used in computing basic and diluted net loss per
     share..................................................     48,741     26,863      5,530
                                                              =========   ========   ========
  Basic and diluted net loss per share......................  $  (10.78)  $  (3.52)  $  (2.62)
                                                              =========   ========   ========

 COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. For the year ended July 28, 2001, foreign currency translation losses, net were approximately $1.5 million, and unrealized gains, net were approximately $12,000 resulting in a comprehensive loss of $526.7 million. For the years ended July 28, 2000 and July 31, 1999, comprehensive income (loss) approximated net income (loss).

 RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on July 29, 2000 and this adoption did not have a material effect on the financial position or results of operations.

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC deferred the adoption date for SAB No. 101 until the Company's fourth quarter ended July 28, 2001. SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 in May 2001 and this adoption did not have a material effect on the financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations." This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company will follow the requirements of this statement for business acquisitions made after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The

                             VA LINUX SYSTEMS, INC.

amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 on July 29, 2001. As a result of adopting SFAS No. 142, the Company will stop recording amortization of goodwill of approximately $8.6 million per year. The Company is currently reviewing remaining goodwill and intangible assets to determine whether recent economic events and the impact of adopting this standard have resulted in impairment.

 SUPPLIER CONCENTRATION

     In fiscal 2001 and 2000, the Company was dependent on a single contract manufacturer for substantially all of its manufacturing and supply chain management, including component procurement and inventory management for its systems and services segment (see Note 11). The contract manufacturer was also an investor in the Company.

 CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. As of July 28, 2001, approximately 24% of gross accounts receivables were concentrated with one customer. As of July 28, 2000, approximately 28% of gross accounts receivables were concentrated with one customer. For the fiscal year ended July 28, 2001, one customer accounted for approximately 25% of net revenues. For the fiscal year ended July 28, 2000, one customer accounted for approximately 18% of net revenues. No customer accounted for more than 10% of net revenues in fiscal 1999.

 RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.  ACQUISITIONS AND DIVESTITURES

     During the years ended July 28, 2001 and 2000, the Company completed a number of acquisitions accounted for using the purchase method. The consolidated financial statements include the operating results of each business from the date of acquisition. The value assigned to purchased in-process research and development, based on the income method prepared by an independent third party, was determined by identifying research projects in areas for which technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over three to five years.

 BRAVE NEW WORLDS, INC.

     On September 26, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of BNW for approximately $2.5 million. The consideration included approximately 35,000 shares of VA Linux common stock valued at $1.7 million and cash of approximately $750,000. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees was to be $4.8 million in stock (approximately 97,000 shares) and was payable after 12 months, 24 months, 36 months and 48 months. The contingent payments were accounted for as compensation expense on a pro rata basis over the term of the employment condition and not as purchase price. Upon consummation of the acquisition, VA Linux established an escrow for these contingent payments. The disclosures of the allocation of purchase price and

                             VA LINUX SYSTEMS, INC.

pro forma data have been omitted as the amounts are not material. In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. The plan involved the divestiture of the managed services business, including the recently acquired BNW. Charges were recorded to write down the net book value of the BNW net assets acquired to the Company's estimate of proceeds to be received on the sale of the business, which was estimated to be nominal. In addition, compensation expense of $1.4 million was recorded for the acceleration of a portion of the contingent consideration related to severance arrangements made with terminated BNW employees. The sale of BNW was completed on June 10, 2001 for minimal proceeds. The charges associated with this divestiture have been recorded as restructuring costs and other special charges in the statement of operations (see Note 4).

 LIFE BVBA

     On September 29, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Life for approximately $860,000. The consideration included approximately 14,000 shares of VA Linux common stock valued at $660,000 and cash of approximately $200,000. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees were capped at $2.0 million in stock (approximately 43,000 shares) and was originally payable after 12 months, 24 months, 36 months and 48 months. Upon consummation of the acquisition, VA Linux established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material. In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. The plan involved the divestiture of the managed services business, including the recently acquired Life. The sale of Life was completed on April 25, 2001 for minimal proceeds. In addition, compensation expense of $1.3 million was recorded for the acceleration of the contingent consideration related to severance arrangements made with terminated Life employees. The charges associated with this divestiture have been recorded as restructuring costs and other special charges in the statement of operations (see Note 4).

 TRUSOLUTIONS, INC.

     On March 28, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of TruSolutions, Inc. ("TruSolutions") for approximately $72.9 million (including acquisition costs of approximately $400,000). The consideration included 767,000 shares of VA Linux common stock valued at $56.7 million, cash of approximately $10 million and the assumption of outstanding options to purchase TruSolutions common stock valued at $5.8 million. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key employees for a period of three years. Maximum future payments, contingent on employment of the key employees, was $96.3 million payable in stock (approximately 1,303,000 shares) and was originally payable after 12 months, 24 months and 36 months (approximately 501,000 shares, 501,000 shares and 301,000 shares, respectively). The contingent payments were to be accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. The purchase price of $72.9 million was allocated as follows: $62.2 million to goodwill, $7.7 million to other intangible assets, $4.0 million to in-process research and development and the remainder to other assets and liabilities.

     TruSolutions' in-process research projects included the research and development associated with the 1/2U, 1U, 2U, and 4U server products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount

                             VA LINUX SYSTEMS, INC.

rate applied to the projects' cash flows was 45% for the in-process technology. The Company believes that the estimated in-process technology amounts represent fair value and do not exceed the amount a third party would pay for the projects. The valuation included cash inflows from in-process technology through 2003 with revenues commencing in 2000 for the 1U, 2U and 4U servers, and in 2001 for the 1/2U server. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology. At the time of the merger, TruSolutions' remaining tasks that were substantially incomplete included: developing additional server features as well as proving out the in-process products' electrical designs, testing for compatibility with other systems common in server farms, and testing for Linux performance. Finally, TruSolutions needed to conduct shock, vibration and performance testing. The Company estimated that it would cost approximately $400,000 to complete the projects with significant remaining development efforts. As of July 28, 2001, the Company does not expect to incur any additional charges related to these projects.

     In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. The plan included charges related to the closure of TruSolution's sole facility located in San Diego. In addition, compensation expense of $33.3 million was recorded for the acceleration of the contingent consideration related to severance arrangements with terminated TruSolutions' employees. These charges were recorded as restructuring costs and other special charges in the statements of operations (see Note 4). In June 2001, the Company adopted a plan to exit the systems business. As a result, the net book value of goodwill and intangible assets of $50.6 million related to the TruSolutions acquisition was written down to zero as there are no future cash flows expected from this business pursuant to the completion of the restructuring plan (see Note 4).

 NETATTACH, INC.

     On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of NetAttach, Inc. ("NetAttach") for approximately $37.4 million (including acquisition costs of approximately $300,000). The purchase price included 396,000 shares of VA Linux common stock valued at $24.6 million, cash of $10.0 million and the assumption of outstanding options valued at $2.5 million. The purchase agreement also contained additional payments to be made in common stock. These payments were solely contingent upon the continued employment of certain key employees for a period of two years. Maximum future payments, contingent on employment of the key employees, are $5.4 million payable in stock (approximately 86,000 shares of VA Linux common stock) and are payable on the two-year anniversary date of the merger. The contingent payments are accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. The total purchase price of $37.4 million was allocated as follows: $33.1 million to goodwill, $4.8 million to other intangible assets and the remainder to other assets and liabilities. As part of the NetAttach acquisition, the Company assumed certain warrant agreements in association with the purchase. The fair market value of the warrants was not material. All warrants have been converted into common stock.

     Subsequent to July 28, 2001, the Company made the decision to exit the Network Attached Storage (NAS) business and will record restructuring and other special charges related to this decision in the first quarter of fiscal 2002.

  PRECISION INSIGHT, INC.

     On April 14, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of Precision Insight, Inc. ("Precision Insight") for approximately $4.1 million. The consideration included approximately 32,000 shares of VA Linux common stock valued at $2.3 million and cash of approximately $1.8 million. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key

                             VA LINUX SYSTEMS, INC.

employees for a period of four years. Maximum future payments, contingent on employment of the key employees, was $11.5 million in stock (approximately 157,000 shares of VA Linux common stock) and were originally payable after 24 months, 36 months and 48 months (approximately 52,300 shares each year). The contingent payments were to be accounted for as compensation expense over the term of the employment condition and not as purchase price. The disclosures of the allocation of purchase price and pro forma data have not been disclosed as the amounts are not material.

     Subsequent to our July 28, 2001, the Company made the decision to exit the professional services business and will record restructuring and other special charges related to this decision in the first quarter of fiscal 2002.

  OSDN

     On June 7, 2000, in an acquisition accounted for under the purchase method of accounting, VA Linux acquired all of the outstanding shares of OSDN (formerly known as Andover.Net, Inc.) for approximately $342.0 million (including acquisition costs of approximately $5.0 million). The purchase price included 6,986,000 shares of VA Linux common stock valued at $315.0 million and the assumption of outstanding options to purchase VA Linux common stock valued at approximately $22.0 million. The purchase price was allocated as follows: $229.7 million to goodwill, $38.4 million to other intangible assets, $5.0 million to in-process research and development and the remainder to other assets and liabilities.

     OSDN's in-process research projects included next-generation web site management tools, online web applications, and other technologies that will support the Company's vast network of web sites. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 30% for the in-process technology. The Company believed that the estimated in-process technology amounts represented fair value and did not exceed the amount a third party would pay for the projects.

     The valuation included cash inflows from in-process technology through 2005 with revenues commencing in 2001. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology. At the time of the merger, OSDN's remaining tasks that were substantially incomplete included certain planning, designing, coding, prototyping, and testing activities that are necessary to establish that the developmental technologies can be produced to meet their design specifications including functional, technical, and economic performance requirements. The Company estimated that it would cost approximately $1,000,000 to complete the projects with significant remaining development efforts. As of July 28, 2001, the Company does not expect to incur any additional charges related to these projects.

     In the fourth quarter of fiscal 2001, the Company performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with its acquisition of OSDN. The assessment was performed pursuant to SFAS No. 121 due to the significant slowdown in the economy affecting both the Company's current operations and expected future sales, as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the Company's industry was significant and other than temporary. As a result, the Company recorded during the fourth quarter of fiscal 2001, a charge of $160.0 million to reduce goodwill associated with the acquisition of OSDN, based on the amount by which the carrying value of these assets exceeded their fair value. The charge is included in the caption "Impairment of long-lived assets" in the statements of operations. Fair value was determined based on discounted future cash flows.

                             VA LINUX SYSTEMS, INC.

     The following unaudited pro forma information represents the results of operations of VA Linux, NetAttach, TruSolutions and OSDN as if the acquisitions had been consummated as of the beginning of the periods presented. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. The information below does not include $9.0 million of purchased in-process research and development that was expensed at the time of the acquisitions of TruSolutions and OSDN. The unaudited pro forma information is as follows (in thousands, except per share data):

                                                              YEAR ENDED   YEAR ENDED
                                                               JULY 28,     JULY 31,
                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $ 142,634    $  26,347
Loss from operations........................................  $(157,947)   $(152,128)
Net loss attributable to common stockholders................  $(163,107)   $(152,482)
Basic and diluted net loss per share........................  $   (4.89)   $  (11.48)

  HELP DESK FACILITY

     On November 27, 2000, VA Linux acquired certain assets of Alabanza Corporation ("Alabanza") for approximately $3.6 million. The consideration included 224,090 shares of VA Linux common stock valued at $2.6 million and cash of approximately $950,000. The agreement contained no additional contingent payments, options or commitments. In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. In connection with these actions, the plan involved the divestiture of our managed services business, including the help desk facility recently acquired from Alabanza. Charges were recorded to write down the net book value of intangible assets to the Company's estimate of proceeds to be received on the sale of the assets, which was estimated to be nominal. The divestiture of Alabanza was completed on July 10, 2001 for minimal proceeds. The charges associated with this divestiture have been recorded as restructuring costs and other special charges in the statements of operations (see Note 4).

  SOFTWARE TECHNOLOGY

     On December 7, 2000, VA Linux acquired certain assets of Lavaca Systems Corporation ("Lavaca") for approximately $3.6 million. The consideration included 306,122 shares of VA Linux common stock valued at $2.6 million and cash of approximately $1.0 million. The agreement contained no additional contingent payments, options or commitments. Purchased intangible assets included intellectual property and technology related to specific software applications of approximately $3.6 million. During the fourth quarter of fiscal 2001, charges were recorded to write down the net book value of intangible assets to the Company's estimate of proceeds to be received on the sale of the assets. All assets held for disposal do not have an expected material fair value. The charges associated with this write-down have been recorded as restructuring costs and other special charges in the statements of operations (see Note 4).

4.  RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

     During February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. In connection with these actions, a restructuring charge of approximately $43.4 million was recorded in the third quarter of fiscal 2001. The principle actions of the plan involved the closure of the San Diego facility and the exit from the Company's managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions and one employee of Life, companies acquired in March 2000 and September 2000, respectively. These employees were terminated as part of the

                             VA LINUX SYSTEMS, INC.

restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from the Company's managed services business, the Company sold BNW, a company acquired in September 2000, for minimal proceeds. In addition, the Company recorded severance charges related to six employees of BNW. As part of their severance agreements, a portion of stock held in escrow was released to them. A further $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 employees, primarily from the Company's domestic systems business that were terminated as part of the February 2001 plan. The remaining $7.9 million was for $1.7 million of excess facilities related primarily to non-cancelable lease payments, unless sublet by the Company, will continue until fiscal 2010 or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that are being exited pursuant to the restructuring plan. The results of operations relating to the Managed Services business were not material to the consolidated results of operations.

     In addition to the above, the Company recorded $3.4 million in connection with these restructuring charges, which has been classified as cost of revenues in the statement of operations. Of the $3.4 million, $0.2 million was recorded for workforce reduction, consisting of severance and other related costs attributable to 19 employees from our domestic systems business and nine employees from the managed services business. Of the remaining $3.2 million, $2.9 million related to a write down of inventory from the closing of the San Diego facility, and $0.3 million related to other restructuring costs.

     In June 2001, the Company adopted an additional plan to exit the systems business that was accounted for in the fourth quarter ended July 28, 2001. The decision to exit the systems business was based upon reducing operating losses and improving cash flow. The $70.1 million of charges recorded in the fourth quarter of fiscal 2001 consist of $53.5 million related to the impairment of goodwill and purchased intangibles, as no significant future cash flows are expected from the systems business and the remaining $16.6 million was for $6.6 million of excess facilities related primarily to non-cancelable lease payments which, unless sublet by the Company, will continue until fiscal 2010, $3.2 million for a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from our systems business, and $6.8 million for other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time taken to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events.

     In addition to the above, the Company recorded $10.5 million of charges in connection with the exit of the systems business, which has been classified as cost of revenues in the statements of operations. Of the $10.5 million, $7.6 million was related to excess inventory charges arising from the exit from the systems business, $0.4 million was recorded for a workforce reduction consisting of severance, and other related costs attributable to 64 former employees from the Company's systems business, and the remaining $2.5 million related to other restructuring costs.

                             VA LINUX SYSTEMS, INC.

     All activities are expected to be complete by January 2002, except that cash payments for non-cancelable leases will be made over the respective lease terms as noted above. Below is a summary of the restructuring charges in operating expenses (in thousands):

                                       CHARGED TO   CHARGED TO                              RESTRUCTURING
                                       OPERATIONS   OPERATIONS   TOTAL CHARGED    TOTAL     LIABILITIES AT
                                       APRIL 28,     JULY 28,    TO OPERATION      CASH        JULY 28,
                                          2001         2001       FISCAL 2001    PAYMENTS        2001
                                       ----------   ----------   -------------   --------   --------------
Cash Provisions:
  Facilities charges.................   $    --      $ 6,584       $  6,584      $    --        $6,584
  Employee severance and other
     related charges.................       911        2,587          3,498       (2,033)        1,465
  Other special charges relating to
     restructuring activities........       603        1,556          2,159         (695)        1,464
                                        -------      -------       --------      -------        ------
          Total cash provisions......     1,514       10,727         12,241      $(2,728)       $9,513
                                        -------      -------       --------      =======        ======
Non-cash:
  Write-off of goodwill and
     intangibles.....................     6,240       53,483         59,723
  Write-off of other special charges
     relating to restructuring
     activities......................     1,102        3,332          4,434
  Accelerated options for terminated
     employees.......................       776          576          1,352
  Write-off of deferred stock
     compensation....................    33,754        1,974         35,728
                                        -------      -------       --------
          Total non-cash.............    41,872       59,365        101,237
                                        -------      -------       --------
          Total......................   $43,386      $70,092       $113,478
                                        =======      =======       ========

     Net revenues for the systems business were $110,700,000, $114,300,000 and $17,700,000 for fiscal 2001, 2000, and 1999, respectively.

5.  OTHER OBLIGATIONS

  CAPITAL LEASE

     VA Linux KK (Japan) entered into a capital lease in fiscal 2001 for certain equipment. The balance outstanding as of July 28, 2001 is approximately $590,000 and has been recorded as current portion of notes payable in the balance sheet.

  OSDN NOTES PAYABLE

     As part of the OSDN acquisition, the Company assumed three note payable agreements (the "Notes") with an employee of OSDN. The Notes bore interest rates of 9.0% to 9.75% totaling $2,043,000 and were to mature through fiscal year 2003. As of July 28, 2001, the remaining principal maturities under the note payables of $922,000 are currently due and have been recorded as accrued compensation in the accompanying balance sheet.

6.  LINE OF CREDIT AND EQUIPMENT LOAN

     In February 1999, the Company entered into a loan and security agreement with a bank which was last amended in August 2001 for maximum borrowings of $10,000,000 under a revolving line of credit ("Line of Credit") and $500,000 under an equipment loan ("Equipment Loan"). The interest rate for both the Line of

                             VA LINUX SYSTEMS, INC.

Credit and the Equipment Loan is the bank's base rate plus 0.75% (7.5% at July 28, 2001). The amount available for borrowing under the Line of Credit is limited to the committed revolving line, less any outstanding letters of credit issued under the Line of Credit, which is not to exceed $5,000,000. The amount available for borrowing under the Equipment Loan can only be utilized to acquire equipment that the bank approves. As of July 28, 2001, the Company had no borrowings outstanding under the Line of Credit and $208,333 outstanding under the Equipment Loan, of which $166,667 is current and $41,666 is non-current. The Equipment Loan and Line of Credit require that the Company maintain certain financial and non-financial ratios and covenants. As of July 28, 2001, the Company was in compliance with all of the ratios and covenants.

     As of July 28, 2001, the Company has outstanding letters of credit issued under the Line of Credit of approximately $2,300,000, primarily related to securing the corporate facility lease in Fremont, California.

     During fiscal 2001, we established letters of credit of approximately $4.0 million used to collateralize the delivery of customer parts from a single supplier. As of July 28, 2001, we had approximately $0.6 million of restricted cash outstanding on the letters of credit.

7.  COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities under operating leases that expire at various dates through 2010. As part of the acquisitions, the Company also assumed various non-cancelable office equipment leases, which expire through November 2002. Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of July 28, 2001 are as follows (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
2002........................................................   $ 1,418
2003........................................................     2,868
2004........................................................     3,587
2005........................................................     3,429
2006........................................................     3,463
Thereafter..................................................    14,032
                                                               -------
          Total minimum lease payments......................   $28,797
                                                               =======

     Effective June 1, 2000, the Company entered into a ten-year lease agreement for a new corporate facility.

     Rent expense for the years ended July 28, 2001 and 2000 and July 31, 1999 was approximately $13,601,000, $2,163,000 and $344,000, respectively. $8,300,000 of the rent expense for the year ended July 28, 2001 was attributable to an estimate of the loss related to idle facilities, which has been recorded as restructuring costs and other special charges in the statements of operations.

     In January 2001, the Company and two of its officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York (the "Actions"). The first of the Actions is captioned Macaroon v. VA Linux Systems, Inc. et al., No. 01 CIV. 0242. The Court has since consolidated the Actions, appointed a lead plaintiff and approved lead plaintiffs' selection of lead counsel. Lead plaintiff has filed a consolidated complaint ("Complaint") with the Court. The Complaint alleges claims against the Company, two of the Company's officers, and/or Credit Suisse First Boston ("CSFB"), the lead underwriter of the Company's December 9, 1999 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The Complaint also alleges claims solely against CSFB under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the

                             VA LINUX SYSTEMS, INC.

Securities Exchange Act of 1934, as amended. The Company believes that the claims against it and its two officers are without legal merit and intends to defend them vigorously.

8.  RETIREMENT SAVINGS PLAN

     The Company maintains an employee savings and retirement plan, which is intended to be qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of the Company. The plan provides for tax deferred salary deductions and after-tax employee contributions. Contributions include employee salary deferral contributions and discretionary employer contributions. To date, there have been no employer discretionary contributions.

9.  COMMON STOCK

     In October 1999, the Company's board of directors approved the reincorporation into Delaware by way of a merger with a newly-formed Delaware subsidiary in connection with the Company's IPO. In conjunction with the IPO, the Company issued 4,400,000 shares of common stock with an initial public offering price of $30.00 per share. Upon closing of the initial public offering, all of the outstanding shares of convertible preferred stock were automatically converted into 19,921,322 shares of common stock. In addition, the underwriters exercised their option to purchase 660,000 additional shares to cover the over-allotments of shares at the $30.00 per share offering price. The IPO raised approximately $141,000,000 after underwriting fees and $139,000,000 after all other direct costs. In fiscal 2001, the Company repurchased 41,114 shares of common stock for approximately $4,000 and cancelled 63,386 shares, which has been recorded as treasury stock in the balance sheet and statement of stockholders' equity.

     As of July 28, 2001 there were 54,118,703 shares of common stock issued and outstanding. VA Linux is authorized to issue 250,000,000 shares of common stock, $0.001 par value.

     As of July 28, 2001, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans....................   18,149,530
1999 Director Option Plan...................................      750,000
1999 Employee Stock Purchase Plan...........................    1,373,396
                                                               ----------
                                                               20,272,926
                                                               ==========

  STOCK REPURCHASE AGREEMENTS

     In connection with the exercise of options pursuant to the Company's Stock Option Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any unvested shares at the original exercise price of the shares upon termination of the employee. The repurchase right lapses ratably over the vesting term of the original option grant. As of July 28, 2001, 922,744 shares were subject to repurchase by the Company.

  STOCK OPTION PLAN

     In fiscal 1997, the Company adopted and the board of directors approved the 1996 Stock Option Plan ("1996 Plan"), under which a total of 4,650,000 shares were reserved for issuance. The 1996 Plan permitted options to be granted to employees, consultants and directors to purchase shares of the Company's common stock at a price determined by the board of directors. The Company granted 4,650,000 options under the 1996 Plan during fiscal 1997 and 1998. In fiscal 1998, the Company granted options to purchase 4,026,000 shares of common stock outside of the 1996 Plan at an exercise price of $0.02 per share. In October 1998, the Company cancelled all stock options outstanding under the 1996 Plan and the 4,026,000 options that had been issued in

                             VA LINUX SYSTEMS, INC.

fiscal 1998 outside of the 1996 Plan. The cancelled options were replaced with options under the 1998 Stock Plan ("1998 Plan") that had vesting and exercise prices consistent with the terms of the cancelled options. The 1996 Plan was terminated in October 1998.

     In fiscal 1999, the Company adopted and the board of directors approved the 1998 Plan. The number of shares reserved for issuance under the 1998 Plan was 29,800,432 as of July 28, 2001. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company's common stock at terms and prices determined by the board of directors. The Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within three months of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors.

     The Company's 1999 Directors Option Plan (the "Directors' Plan") was adopted by the Company's board of directors in October 1999. A total of 750,000 shares of common stock have been reserved for issuance under the Directors' Plan, subject to an annual increase of the lesser of 250,000 shares, 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through July 28, 2001, 130,000 options have been granted under the Directors' Plan. Under the Directors' Plan, options will be granted when a non-employee director joins the board of directors following the IPO and at each annual meeting where the director continues to serve on the board of directors. The Directors' Plan establishes an automatic grant of 40,000 shares of common stock to each non-employee director who is elected after the completion of the IPO. The Directors' Plan also provides that upon the date of each annual stockholders' meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders' meeting will receive automatic annual grants of options to acquire 10,000 shares of common stock. Each automatic grant will have an exercise price per share equal to the fair market value of the common stock at the date of grant and vest monthly and become fully vested one year after the date of grant. Each automatic grant will have a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director's outstanding option will become fully vested and exercisable. Options granted under the Directors' Plan must be exercised within 3 months of the end of the non-employee director's tenure as a member of the board of directors, or within 12 months after a non-employee director's termination by death or disability, provided that the option does not terminate by its terms earlier. Unless terminated sooner, the Directors' Plan terminates automatically in 2009.

     The Company has assumed certain option plans and the underlying options of companies which the Company has acquired (the "Assumed Plans"). Options under the Assumed Plans have been converted into the Company's options and adjusted to effect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Options under the Assumed Plans generally vest over four years and expire ten years from the date of grant. No additional options will be granted under the Assumed Plans.

                             VA LINUX SYSTEMS, INC.

     A summary of the option activity under all of the stock option plans for the three years ended July 28, 2001 follows:

                                                                          OPTIONS OUTSTANDING
                                                                      ----------------------------
                                                          OPTIONS                      WEIGHTED
                                                         AVAILABLE     NUMBER OF       AVERAGE
                                                         FOR GRANT      SHARES      EXERCISE PRICE
                                                        -----------   -----------   --------------
BALANCE AT JULY 31, 1998..............................           --     4,650,000       $ 0.02
  Authorized..........................................   23,257,144            --           --
  Granted.............................................  (16,757,146)   16,757,146         0.20
  Exercised...........................................           --   (10,221,528)        0.03
  Cancelled...........................................       52,642    (4,702,642)        0.31
                                                        -----------   -----------
BALANCE AT JULY 31, 1999..............................    6,552,640     6,482,976         0.46
  Authorized..........................................    4,000,000            --           --
  Granted.............................................   (3,911,088)    5,465,563        20.89
  Exercised...........................................           --    (2,139,936)        1.12
  Cancelled...........................................      275,085      (275,085)        9.26
  Repurchases.........................................      593,048            --           --
                                                        -----------   -----------
BALANCE AT JULY 28, 2000..............................    7,509,685     9,533,518        11.77
  Authorized..........................................    3,293,288            --           --
  Granted and assumed.................................   (8,683,574)    8,683,574         9.10
  Exercised...........................................           --    (2,395,276)        1.25
  Cancelled...........................................    4,272,107    (4,987,636)       16.62
  Repurchases.........................................      923,844            --           --
                                                        -----------   -----------
BALANCE AT JULY 28, 2001..............................    7,315,350    10,834,180         9.72
                                                        ===========   ===========

                       OUTSTANDING OPTIONS                                OPTIONS EXERCISABLE
-----------------------------------------------------------------   -------------------------------
                                                        WEIGHTED
                                                         AVERAGE    WEIGHTED               WEIGHTED
                                                        REMAINING   AVERAGE                AVERAGE
                RANGE OF                    NUMBER      LIFE (IN    EXERCISE               EXERCISE
            EXERCISE PRICES               OUTSTANDING    YEARS)      PRICE      SHARES      PRICE
            ---------------               -----------   ---------   --------   ---------   --------
$ 0.02 - $  2.81........................   2,036,156      7.80       $ 0.69    1,070,540    $ 0.35
$ 3.00 - $  6.00........................   3,720,123      9.53       $ 3.77      654,004    $ 5.33
$ 8.13 - $  8.75........................   3,302,464      9.40       $ 8.60      518,643    $ 8.66
$ 9.63 - $ 54.11........................   1,672,476      8.78       $31.62      518,230    $31.35
$63.00 - $156.13........................     102,961      8.64       $83.79       42,978    $84.35
                                          ----------                           ---------
$ 0.02 - $156.13........................  10,834,180      9.04       $ 9.72    2,804,395    $10.10
                                          ==========                           =========

     During fiscal 1999, the Company also granted to non-employees options and stock purchase rights to acquire 268,332 shares of common stock outside of the 1998 Plan at a weighted average exercise price of $0.15 and a weighted average fair value of $0.57. These equity instruments were either granted in exchange for certain assets, including certain Internet properties and rights, or for consulting services rendered. During fiscal 2000 and 1999, 185,000 and 83,332 options and stock purchase rights, with weighted average exercise prices of $0.09 and $0.26, were exercised respectively. As of July 28, 2001, there were no options or stock

                             VA LINUX SYSTEMS, INC.

purchase rights granted outside of the 1998 Plan outstanding. The compensation expense recorded in connection with these grants was not material.

  EMPLOYEE STOCK PURCHASE PLAN

     The board of directors adopted the Company's 1999 Employee Stock Purchase Plan ("ESPP") in October 1999. As of July 28, 2001, the Company had 1,373,396 shares of the common stock reserved for issuance under the ESPP, subject to an annual increase of the lesser of 500,000 shares, 1% of the then outstanding common stock or an amount determined by the board of directors. The plan allows employees to purchase shares of common stock at a 15% discount. Through July 28, 2001, the Company issued 126,604 shares to its employees under the ESPP.

     The Company accounts for stock options issued to employees under APB Opinion No. 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense been determined consistent with SFAS No. 123, net loss would have increased to the following pro forma amounts (in thousands except per share data):

                                                      JULY 28,    JULY 28,   JULY 31,
                                                        2001        2000       1999
                                                      ---------   --------   --------
Net loss as reported................................  $(525,268)  $(94,658)  $(14,512)
Pro forma net loss..................................   (545,600)   (98,971)   (14,683)
Basic and diluted net loss per share................     (10.78)     (3.52)     (2.62)
Pro forma basic and diluted net loss per share......     (11.20)     (3.68)     (2.66)

     The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $6.52, $10.28 and $0.03, respectively. Pursuant to the provisions of SFAS No. 123, the compensation cost associated with options granted in fiscal 2001, 2000 and 1999 were estimated on the grant date using the Black-Scholes model and the following assumptions:

                                                                    OPTIONS                  ESPP
                                                        --------------------------------   ---------
                                                                   YEAR ENDED                YEAR
                                                        --------------------------------     ENDED
                                                        JULY 28,   JULY 28,    JULY 31,    JULY 28,
                                                          2001       2000        1999        2001
                                                        --------   ---------   ---------   ---------
Risk free interest rate...............................   5.1%        6.9%        5.8%        5.2%
Average expected life of option.......................  4 years    5.3 years   3 years     0.6 years
Dividend yield........................................    0%          0%          0%          0%
Volatility of common stock............................   100%         60%       0.01%        100%

  DEFERRED STOCK COMPENSATION

     In connection with the grant of certain stock options to employees during fiscal 2000 and 1999, the Company recorded deferred stock compensation within stockholders' equity of approximately $37,800,000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method is in accordance with FASB Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. In connection with the acquisitions of TruSolutions, Precision Insight and NetAttach, the Company recorded $113.1 million of deferred stock compensation during fiscal 2000. In connection with the acquisitions of Brave New Worlds, Inc. and Life BVBA, the Company recorded $6.8 million of deferred stock

                             VA LINUX SYSTEMS, INC.

compensation during fiscal 2001. The Company recorded amortization of deferred stock compensation of $61.3 million, $39.5 million and $2.3 million for the years ended July 28, 2001 and 2000 and July 31, 1999, respectively. In addition, in connection with the restructuring discussed in Note 4, expense of approximately $35.7 million related to the acceleration of deferred stock compensation has been recorded for the year ended July 28, 2001 and has been included in restructuring costs and other special charges in the statements of operations.

10.  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Due to the Company's loss position in fiscal 2001, 2000 and 1999, there was no provision for income taxes for the years ended July 28, 2001 and 2000 and July 31, 1999. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.

     The components of the net deferred tax assets are as follows (in thousands):

                                                        JULY 28,   JULY 28,   JULY 31,
                                                          2001       2000       1999
                                                        --------   --------   --------
Net operating loss carryforwards......................  $ 68,965   $ 34,578   $ 3,970
Other reserves and accruals...........................    19,726      2,901       638
                                                        --------   --------   -------
                                                          88,691     37,479     4,608
Valuation allowance...................................   (88,691)   (37,479)   (4,608)
                                                        --------   --------   -------
Net deferred income tax asset.........................  $     --   $     --   $    --
                                                        ========   ========   =======

     As of July 28, 2001, the Company has net operating loss carryforwards of approximately $175.1 million to offset future federal taxable income, which expires at various dates through the year 2020. This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of OSDN. The deferred tax assets related to the acquisition of OSDN, approximately $5.6 million as of June 7, 2000, if and when realized, will be used to reduce the amount of goodwill and intangibles recorded at the date of acquisition. The Company also has California net operating loss carryforwards of approximately $48.7 million to offset future California taxable income, which expire at various dates through 2011. The net operating loss carryforwards also include approximately $21.0 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to additional paid-in capital rather than a reduction of the provision for income taxes. The operating loss carryforwards to be used in future years is limited in accordance with the provisions of the Tax Reform Act of 1986 as the Company has experienced a cumulative stock ownership change of more than 50% over the last three years. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.

11.  SEGMENT AND GEOGRAPHIC INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. For the

                             VA LINUX SYSTEMS, INC.

period up to the acquisition of Andover.Net on June 7, 2000, VA Linux operated as one operating segment, the provision of Linux-based systems and services referred to as Systems and Services. From June 7, 2000 through June 27, 2001, VA Linux viewed the operations of Andover.Net, or the OSDN, as a second segment. On June 27, 2001, the Company announced its decision to exit the hardware systems business. Subsequent to the Company's fiscal year end of July 28, 2001, a decision was made to exit the professional services and Linux software engineering services, which had been part of the Company's Systems and Services business segment, in order to solely focus on SourceForge. Significant cost reduction actions accompanied the exiting of these businesses which will help to preserve the Company's cash (see Note 4). Consequently, for the year beginning July 29, 2001, the Company will operate as one business segment, providing application software products and related OSDN services.

     The Systems and Services segment consisted of a broad line of Linux systems and open source services, including system architecture design and integration, development of open source software and managed services. The OSDN segment helps people develop, distribute and discuss open source software development. Through June 27, 2001, the Company's chief decision-maker allocated resources to and evaluated the performance of its segments based on each segment's revenue rather than profit or other similar measure. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. For the years ended July 28, 2001 and July 28, 2000, revenue from the Systems and Services segment was $120.2 million and $118.2 million, respectively. For the years ended July 28, 2001 and July 28, 2000, revenue from OSDN was $14.7 million and $2.1 million, respectively. There have been no intersegment sales or transfers.

     Cash, cash equivalents and short-term investments are maintained by the Company's corporate headquarters, which were included in the systems and services business. Total assets of OSDN as of July 28, 2001 and 2000, excluding cash, cash equivalents, short-term investments and goodwill and other intangibles, which are evaluated by the chief decision-maker on a consolidated basis, were not material in relation to consolidated total assets. Similarly, excluding non-cash expenses such as amortization of deferred stock compensation, amortization of goodwill and intangible assets and impairment of long-lived assets, operating loss and net loss for the years ended July 28, 2001 and 2000 of OSDN are not material in relation to consolidated results.

     The Company marketed its products in the United States through its direct sales force. Revenues for each of the years ended July 28, 2001 and 2000 and July 31, 1999 were primarily generated from sales to end users in the United States.

12.  SUBSEQUENT EVENTS (UNAUDITED)

     In September 2001, the Company amended its loan and security agreement with a bank. In accordance with the amended agreement, the committed revolving line of credit was reduced from $10,000,000 to $7,500,000. The amount available for borrowing is not to exceed the committed revolving line, less any outstanding letters of credit issued under the line of credit, which is not to exceed $3,000,000. If the sum of outstanding advances plus the face amount of all outstanding letters of credit exceeds $4,000,000, then advances are not to exceed the lesser of (i) the committed revolving line or (ii) 70% of eligible accounts receivables, minus in each case the face amount of all outstanding letters of credit. Borrowings under the amended agreement mature in April 30, 2002.

     On September 9, 2001, the Company made a strategic decision to exit the professional services and Linux software engineering services fields.

                             VA LINUX SYSTEMS, INC.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        2001
                                                   -----------------------------------------------
                                                             FOR THE THREE MONTHS ENDED
                                                   -----------------------------------------------
                                                   OCTOBER 27   JANUARY 27   APRIL 28     JULY 28
                                                   ----------   ----------   ---------   ---------
Net revenues.....................................   $ 56,062     $ 42,513    $  20,334   $  15,981
Cost of revenues.................................     43,450       49,660       25,129      35,864
Gross margin.....................................     12,612       (7,147)      (4,795)    (19,883)
Loss from operations.............................    (53,526)     (75,662)    (111,356)   (291,254)
Net loss.........................................   $(51,347)    $(74,148)   $(109,655)  $(290,118)
Per share amounts:
  Basic and diluted net loss per share...........   $  (1.12)    $  (1.57)   $   (2.21)  $   (5.58)
  Shares used in computing basic and diluted net
     loss per share..............................     45,978       47,362       49,629      52,006

                                                                        2000
                                                   -----------------------------------------------
                                                             FOR THE THREE MONTHS ENDED
                                                   -----------------------------------------------
                                                   OCTOBER 29   JANUARY 28   APRIL 28     JULY 28
                                                   ----------   ----------   ---------   ---------
Net revenues.....................................   $ 14,848     $ 20,191    $  34,595   $  50,662
Cost of revenues.................................     12,887       17,356       28,439      39,499
Gross margin.....................................      1,961        2,835        6,156      11,163
Loss from operations.............................    (10,228)     (12,623)     (22,624)    (49,912)
Net loss.........................................   $(10,055)    $(11,561)   $ (20,628)  $ (47,514)
Dividend related to convertible preferred
  stock..........................................   $ (4,900)    $     --    $      --   $      --
Net loss attributable to common stockholders.....   $(14,955)    $(11,561)   $ (20,628)  $ (47,514)
Per share amounts:
  Basic and diluted net loss per share...........   $  (2.00)    $  (0.50)   $   (0.58)  $   (1.15)
  Shares used in computing basic and diluted net
     loss per share..............................      7,483       23,325       35,313      41,172

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1.  All Financial Statements:

          See the Consolidated Financial Statements and notes thereto in Item 8 above.

          2. Schedule II -- Valuation and Qualifying Accounts are filed as part of this Form 10-K.

          3.  Exhibits:

          See the Exhibit Index.

     (b) Reports on Form 8-K.

          (i) Report on Form 8-K dated June 8, 2001, containing a May 22, 2001 news release announcing the Registrant's financial results for its third fiscal quarter ended April 28, 2001.

          (ii) Report on Form 8-K dated July 6, 2001, containing a June 27, 2001 news release announcing that the Registrant was adopting a new strategy focusing on application software, as well as significant restructuring steps designed to improve cash flow and reduce operating losses. As part of this strategy, Registrant announced it would discontinue its systems hardware business and make significant reductions in staffing levels.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VA LINUX SYSTEMS, INC.

                                          By:     /s/ LARRY M. AUGUSTIN
                                            ------------------------------------
                                                     Larry M. Augustin
                                            Chief Executive Officer and Chairman
                                                 of the Board of Directors

Date: October 19, 2001

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ LARRY M. AUGUSTIN                     Chief Executive Officer and      October 19, 2001
 ------------------------------------------------        Chairman of the Board of
                Larry M. Augustin                                Directors


                /s/ TODD B. SCHULL                        Chief Financial Officer        October 19, 2001
 ------------------------------------------------
                  Todd B. Schull


                  /s/ ALI JENAB                         President, Chief Operating       October 19, 2001
 ------------------------------------------------          Officer and Director
                    Ali Jenab


                /s/ CAROL A. BARTZ                               Director                October 19, 2001
 ------------------------------------------------
                  Carol A. Bartz


                /s/ DOUGLAS LEONE                                Director                October 19, 2001
 ------------------------------------------------
                  Douglas Leone


               /s/ ERIC S. RAYMOND                               Director                October 19, 2001
 ------------------------------------------------
                 Eric S. Raymond


                /s/ CARL REDFIELD                                Director                October 19, 2001
 ------------------------------------------------
                  Carl Redfield


          /s/ ROBERT M. NEUMEISTER, JR.                          Director                October 19, 2001
 ------------------------------------------------
            Robert M. Neumeister, Jr.

                             VA LINUX SYSTEMS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT   CHARGED TO    ADDITIONS                  BALANCE AT
                                         BEGINNING    COSTS AND       DUE TO                      END
DESCRIPTION                              OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS   OF PERIOD
-----------                              ----------   ----------   ------------   ----------   ----------
Year Ended July 31, 1999
  Allowance for doubtful accounts......    $   39      $   168         $ --         $   --      $   207
  Allowance for excess and obsolete
     inventory.........................    $   --      $   833         $ --         $   --      $   833
Year Ended July 28, 2000
  Allowance for doubtful accounts......    $  207      $ 1,328         $150         $  210      $ 1,475
  Allowance for excess and obsolete
     inventory.........................    $  833      $ 1,878         $ --         $1,540      $ 1,171
Year Ended July 28, 2001
  Allowance for doubtful accounts......    $1,475      $ 3,968         $ --         $1,196      $ 4,247
  Allowance for excess and obsolete
     inventory.........................    $1,171      $24,441         $ --         $7,265      $18,347
  Accrued restructuring liabilities....    $   --      $12,241         $ --         $2,728      $ 9,513

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER
   -------
2.1**           --   Amended and Restated Agreement and Plan of Reorganization
                     between the Registrant, Atlanta Acquisition Corp. and
                     Andover.Net, Inc.
3.1*            --   Amended and Restated Certificate of Incorporation of the
                     Registrant
3.2*            --   Bylaws of the Registrant
4.1*            --   Specimen Common Stock Certificate
10.1*           --   Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*           --   1998 Stock Plan and forms of agreement thereunder
10.3*           --   1999 Employee Stock Purchase Plan
10.4*           --   1999 Director Option Plan
10.5*           --   Sublease between Registrant and Boca Global, Inc.
10.6*           --   First Amended and Restated Registration Rights Agreement
                     between Registrant and certain holders of preferred stock
10.7*           --   Founder's Stock Repurchase Agreement
10.8*           --   Manufacturing Agreement between the Registrant and Synnex
                     Information Technologies, Inc.
10.9*           --   Loan and Security Agreement between Registrant and Comerica
                     Bank -- California
10.10*          --   Master Subcontracted Maintenance Service Provider Agreement
                     between Registrant and DecisionOne Corporation
10.11+***       --   Master Lease Agreement between Boca Global, Inc. and
                     Bordeaux Partners LLC
10.12+*******   --   Master Lease Agreement between Registrant and Renco
                     Investment Company
10.13****       --   Consent of Linus Torvalds
10.14*****      --   Second Amendment to VA Research Manufacturing Contract
                     between the Company and SYNNEX Information Technology, Inc.
10.15******     --   Sublease between the Company and StorageWay, Inc.
23.1            --   Consent of Arthur Andersen LLP, Independent Public
                     Accountants (see page 59)
24.1*           --   Power of Attorney (see signature page)

---------------

+ Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

* Incorporated by reference to the corresponding exhibit of Registrant's form S-1 and the amendment thereto (Commission registration no. 333-88687).

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

***** Incorporated by reference from Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended January 27, 2001 filed on March 12, 2000 (Commission file number 000-28369).

****** Incorporated by reference from Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the period ended January 27, 2001 filed on March 12, 2000 (Commission file number 000-28369).

******* Incorporated by reference from Exhibit 10.14 of Registrant's Annual
        Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).