Form 10-Q
period 2001-10-27
VA SOFTWARE CORP
filed 2001-12-07
CIK 1096199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 27, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        Commission File Number: 000-28369

                             VA SOFTWARE CORPORATION
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

                             VA LINUX SYSTEMS, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      TITLE OF CLASS                            OUTSTANDING AT NOVEMBER 30, 2001
      --------------                            --------------------------------
Common Stock, $0.001 par value                             53,808,128


================================================================================

                    VA Software Corporation and Subsidiaries

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                         NO.
                                                                                        ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements...................................................     3

              Condensed Consolidated Balance Sheets at October 27, 2001
              and July 28, 2001......................................................     3

              Condensed Consolidated Statements of Operations for the three
              months ended October 27, 2001 and October 27, 2000.....................     4

              Condensed Consolidated Statements of Cash Flows for the three
              months ended October 27, 2001 and October 27, 2000.....................     5

              Notes to Condensed Consolidated Financial Statements...................     6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................    10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk............................................................    23

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................    23

Item 5.       Other Information......................................................    24

Item 6.       Exhibits and Reports on Form 8-K.......................................    24

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VA SOFTWARE CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               OCTOBER 27,       JULY 28,
                                                                  2001             2001
                                                              ------------     ----------
                                                              (Unaudited)
                                     ASSETS

Current assets:

  Cash and cash equivalents                                    $  51,491       $  60,347
  Short-term investments                                          19,202          22,595
  Accounts receivable, net                                         1,040          10,107
  Inventories                                                        711             343
  Prepaid expenses and other current assets                        3,086           3,895
                                                               ---------       ---------
    Total current assets                                          75,530          97,287
Property and equipment, net                                       12,343          17,703
Goodwill and intangible assets, net                               24,011          56,730
Other assets                                                       1,521           1,313
                                                               ---------       ---------
                                                               $ 113,405       $ 173,033
                                                               =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                                   727             756
  Accounts payable                                                 4,300          14,319
  Accrued restructuring liabilities                                2,483           3,135
  Accrued liabilities and other                                   12,306          15,283
                                                               ---------       ---------
    Total current liabilities                                     19,816          33,493
Notes payable, net of current portion                                 --              42
Accrued restructuring liabilities, net of current portion         13,605           6,378
Other long-term liabilities                                        1,344           1,366
Minority interest                                                  5,095           5,392

Stockholders' equity:
  Common stock                                                        55              54
  Additional paid-in capital                                     765,982         768,793
  Deferred stock compensation                                     (1,533)         (6,108)
  Accumulated other comprehensive loss                            (1,191)         (1,490)
  Accumulated deficit                                           (689,768)       (634,887)
                                                               ---------       ---------
    Total stockholders' equity                                    73,545         126,362
                                                               ---------       ---------
                                                               $ 113,405       $ 173,033
                                                               =========       =========

The accompanying notes are an integral part of these financial statements.

                                VA SOFTWARE CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        THREE MONTHS ENDED
                                                     ---------------------------
                                                     OCTOBER 27,     OCTOBER 27,
                                                        2001            2000
                                                     -----------     -----------
                                                             (Unaudited)
Net revenues                                          $  5,578       $ 56,062
Cost of revenues                                         2,443         43,450
                                                      --------       --------
  Gross profit                                           3,135         12,612

Operating expenses:
  Sales and marketing                                    4,293         11,547
  Research and development                               2,903          4,730
  General and administrative                             2,875          5,554
  Restructuring costs and other special charges         44,956             --
  Amortization of deferred stock compensation            1,984         20,883
  Amortization of goodwill and intangible assets         2,087         23,424
                                                      --------       --------
      Total operating expenses                          59,098         66,138
                                                      --------       --------
Loss from operations                                   (55,963)       (53,526)
Interest and other income, net                           1,082          2,179
                                                      --------       --------
Net loss                                              $(54,881)      $(51,347)
                                                      ========       ========

Basic and diluted net loss per share                  $  (1.04)      $  (1.12)

Shares used in computing basic                          52,678         45,978
  and diluted net loss per share

The accompanying notes are an integral part of these financial statements.

                                VA SOFTWARE CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       THREE MONTHS ENDED
                                                                  ---------------------------
                                                                  OCTOBER 27,     OCTOBER 27,
                                                                     2001            2000
                                                                  -----------     -----------
                                                                  (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (54,881)      $ (51,347)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                     3,404          23,899
    Provision for bad debts                                            (758)             --
    Provision for excess and obsolete inventory                      (2,033)             --
    Loss on disposal of assets                                         (212)             --
    Amortization of deferred compensation expense                     1,984          20,883
    Non-cash restructuring costs and other special charges           36,086              --
    Changes in assets and liabilities:
      Accounts receivable                                             9,825          (6,151)
      Inventories                                                     1,665            (420)
      Prepaid expenses and other assets                                 601          (1,097)
      Accounts payable                                              (10,019)            783
      Accrued restructuring liabilities                                (652)             --
      Accrued liabilities and other                                  (3,960)          1,237
      Other long-term liabilities                                     7,205             178
    Other, net                                                           --             (61)
                                                                  ---------       ---------
        Net cash used in operating activities                       (11,745)        (12,096)
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (528)         (8,415)
  Sale (purchase) of short-term investments                           3,393         (12,422)
  Businesses acquired, net of cash acquired                              --            (951)
  Other, net                                                           (217)           (420)
                                                                  ---------       ---------
        Net cash provided by (used in) investing activities           2,648         (22,208)
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                             (71)           (160)
  Proceeds from issuance of common stock, net                            91           3,126
                                                                  ---------       ---------
        Net cash provided by financing activities                        20           2,966
                                                                  ---------       ---------

Effect of exchange rate changes on cash and cash equivalents            221              --
Net (decrease) in cash and cash equivalents                          (8,856)        (31,338)
Cash and cash equivalents, beginning of period                       60,347         123,849
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $  51,491       $  92,511
                                                                  =========       =========

The accompanying notes are an integral part of these financial statements.

                                VA SOFTWARE CORP.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by VA Software Corp. ("VA" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial statements and the accompanying notes, however, should be read in conjunction with VA's audited consolidated financial statements and the notes thereto included in VA's Annual Report on Form 10-K for the fiscal year ended July 28, 2001, filed with the SEC on October 19, 2001. The condensed consolidated balance sheet as of July 28, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. On December 5, 2001, the Company's stockholders approved a change in the Company's name from VA Linux Systems, Inc. to VA Software Corporation.

     The results of operations for the three months ended October 27, 2001 and October 27, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 28, 2002.

     The Company operates on a 52-53 week year ending the Saturday before July
31. Prior to the quarter ended January 27, 2001, the last day of each fiscal quarter and year end was Friday. This change did not have a material impact on the results of operations for the three months ended October 27, 2001, or to comparisons to prior periods.

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

Principles of Consolidation

     These consolidated financial statements include the accounts of VA and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September, 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan ("VA Linux KK") for a cash purchase price of approximately $6.9 million. The minority interest in the results of operations for VA Linux KK have not been material to date and have been recorded in other income in the accompanying statements of operations. The minority interest of VA Linux KK is reflected separately in the balance sheet outside of stockholders' equity. Activity from our Japan joint venture primarily relates to our systems and services business.

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following (in thousands):

                                  OCTOBER 27,      JULY 28,
                                     2001            2001
                                  -----------      --------
                 Finished goods      $711            $343
                                     ----            ----
                      Total          $711            $343
                                     ====            ====

     Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable value could change.

Goodwill and Intangible Assets

     Goodwill and intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of goodwill and intangible assets may not be recoverable. When factors indicate that goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the goodwill and intangible assets in measuring whether they are recoverable.

Restructuring Costs and Other Special Charges

     During February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $43.4 million was recorded. The principle actions of the plan involved the closure of the Company's San Diego facility and the exit from its managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions, Inc. ("TruSolutions") and one employee of Life BVBI ("Life"), companies VA acquired in March 2000 and September 2000, respectively. These employees' positions were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from the Company's managed services business, they accrued for the disposition of Brave New Worlds, Inc. ("BNW"), a company VA acquired in September 2000. Included in the accrual were severance charges related to six employees of BNW who were informed before April 28, 2001 of the formal plan of the Company to divest of BNW. As part of their severance agreements, a portion of stock held in escrow was released to them. Further, $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 former employees, primarily from the Company's domestic systems business. The remaining $7.9 million was for $1.7 million of excess facilities related primarily to non-cancelable leases (payments, unless they sublet completely, will continue until fiscal 2010) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that are being exited pursuant to the restructuring plan. The results of operations relating to the managed services business are not material on either an individual or an aggregate basis to the consolidated results of operations.

     In June 2001, the Company adopted a plan to exit the systems business, which they accounted for in the fourth quarter ended July 28, 2001. The Company decided to exit its systems business to reduce operating losses and improve cash flow. The Company recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal 2001 related to its plan to exit its systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles, resulting from its expectation that they will receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases (payments which, unless they sublet completely, will continue until fiscal 2010), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from its systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events.

     In September 2001, the Company adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus solely on its SourceForge software application business. The Company recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to this exit. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from its prior year acquisitions of NetAttach, Inc. ("NetAttach") and Precision Insight Inc. ("Precision Insight"), resulting from its expectation that they will receive no significant future cash flows from the professional services and Linux software engineering services businesses as a result of the exit decision made in September 2001. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases (payments, unless they sublet completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. Of the remaining $1.5 million restructuring charge, $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from its Linux software engineering service business, and $0.2 million related to other restructuring charges related to the exit of the services business.

     In addition to the above, the Company recorded a $3.1 million net credit included in cost of revenues in the condensed, consolidated statement of operations for the three months ended October 27, 2001. The $3.1 million net credit included a $3.9 million credit adjustment relating to the fiscal 2001 fourth quarter systems restructuring composed of a $2.0 million reversal of reserves for inventory(the Company had a better than expected sell through of old and excess material in the three months ended October 27, 2001, than was anticipated in July 2001), $1.2 million adjustment for system shipments (the Company was able to sell product at a price in excess of that originally estimated at July 28, 2001) and $0.7 million over estimate of warranty expense. A $0.8 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 36 former employees primarily from exiting its professional services business.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                  TOTAL CHARGED        CHARGED TO              TOTAL          RESTRUCTURING
                                                  TO OPERATION         OPERATIONS              CASH           LIABILITIES AT
                                                   FISCAL 2001      OCTOBER 27, 2001         PAYMENTS        OCTOBER 27, 2001
                                                  -------------     ----------------         --------        ----------------
Cash Provisions:
  Other special charges relating to
    restructuring activities                        $  2,159            $   (510)            $   (744)            $    905
  Facilities charges                                   6,584               8,115                  (68)              14,631
  Employee severance and other
    related charges                                    3,498               1,265               (4,211)                 552
                                                    --------            --------             --------             --------
      Total cash provisions                           12,241               8,870             $ (5,023)            $ 16,088
                                                    --------            --------             ========             ========

Non-cash:
  Write-off of goodwill and intangibles               59,723              30,632
  Write-off of other special charges
    relating to restructuring activities               4,434               4,782
  Write-off of accelerated options
    from terminated employees                          1,352                  --
  Acceleration of deferred stock
    compensation                                      35,728                 672
                                                    --------            --------
      Total non-cash                                 101,237              36,086
                                                    --------            --------
      Total                                         $113,478            $ 44,956
                                                    ========            ========


Revenue Recognition

     From inception through June 27, 2001, the Company was a provider of Linux-based computer systems and services, Internet infrastructure and Open Source software services and OSDN, the Open Source Development Network.

     The Company's revenue recognition policy related to its hardware systems business follows SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Specifically, product revenues from the sale of Linux-based servers, components, and desktop computers are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. In general, revenue is recognized upon shipment of the goods. The Company generally does not grant to its customers any rights to return products. The Company provides allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts are recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated. Any payments received prior to revenue recognition are recorded as deferred revenue. For the three months ended October 27, 2000, revenues from customer support services and professional service contracts were not material.

     Advertising revenues are derived from the sale of advertising space on the Company's various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of the Company's online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party websites. Revenues for the three months ended October 27, 2001, included approximately $500,000 of barter revenue. Revenues for the three months ended October 27, 2000, included approximately $700,000 of barter revenue.

     On June 27, 2001 the Company announced its decision to exit the systems business and pursue the application software business. In addition, during the current fiscal quarter, the Company made the decision to exit the professional services and Linux software engineering services businesses in order to focus solely on its SourceForge software application business.

     The Company's revenue recognition policy related to the software business follows American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. The Company uses the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. If the fee due from the customer is not fixed or determinable, revenues are recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. Software services revenues include consulting services, maintenance and training. Consulting revenues and the related cost of services are recognized as the work is performed. Software maintenance agreements provide technical support and the right to unspecified updates on an if-and-when available basis. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                         Three Months Ended
                                                            ---------------------------------------------
                                                            October 27, 2001             October 27, 2000
                                                            ----------------             ----------------
                                                                 (In thousands, except per share data)
Net loss attributable to common stockholders                    $(54,881)                    $(51,347)
                                                                ========                     ========

Basic and diluted net loss per share                            $  (1.04)                    $  (1.12)
                                                                ========                     ========

Weighted-average shares of common stock
outstanding                                                       53,241                       50,164
Less: Weighted-average shares subject to
repurchase                                                          (563)                      (4,186)
                                                                --------                     --------
Shares used in computing basic and diluted
net loss per share                                                52,678                       45,978
                                                                ========                     ========


Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. For the three months ended October 27, 2001, the comprehensive loss approximated the net loss.

Segment Reporting

     Through June 27, 2001, the Company had two reportable business segments:
Systems and Services and, through the acquisition of Andover.Net, Inc. ("Andover.Net"), which is now named the Open Source Development Network, Inc. ("OSDN"). The Systems and Services segment consisted of a broad line of Linux systems and Open Source services, including system architecture design and integration, development of Open Source software and managed services. The OSDN segment helps people develop, distribute and discuss Open Source software development. The Company allocated resources to and evaluated the performance of its segments based on each segment's revenue. Effective July 29, 2001, the Company operates as one business segment, providing application software products and related OSDN products and services. For the three months ended October 27, 2001, revenue was $5.6 million. For the three months ended October 27, 2000, revenue from the Systems and Services segment was $51.6 million and revenue from OSDN was $4.5 million. The accounting policies of these segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

Supplier Concentration

     Prior to exiting the hardware systems business, the Company was dependent on a single contract manufacturer for substantially all of its manufacturing and supply chain management, including component procurement and inventory management for its systems and services segment. Beginning July 29, 2001, under the software application business, no supplier concentration exists.

Legal Proceedings

     See Item I of Part II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as "expects," "believes," "in our view," and variations of such words and similar expressions are intended to identify such forward looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth, gross margins, financial performance and results of operations, technological trends in, and emergence of, collaborative software development, the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge(TM), management's strategy, plans and objectives for future operations, the impact of our restructuring, reductions in force and new business model on our operating expenses and the amount of cash utilized by operations each quarter, our intentions and strategies regarding customers and customer relationships, our intent to continue to invest significant resources in software development, our intent to develop long-term relationships and strategic alliances, competition, competitors, the bases of competition and our ability to compete, liquidity and capital resources. Actual results may differ materially from those projected in such forward-looking statements. The following business description should be read in conjunction with the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

     The following discussion and analysis should be read in conjunction with the section entitled "Risk Factors," as well as the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and our other filings with the SEC made from time to time.

OVERVIEW

     Since June 2001, we have evolved into an application software company by exiting our businesses related to hardware, professional services and Linux software engineering services. We made this strategic decision in order to allow us to focus on our SourceForge collaborative software development (CSD) platform, comprised of SourceForge Enterprise Edition and SourceForge Portal Edition.

     From incorporation in January 1995 until the end of fiscal 1998, we grew very modestly. From July 31, 1998 through the first quarter of fiscal 2001, we experienced significant growth as a leading provider of Linux-based solutions, integrating systems, software and services. Commensurate with strong growth, we invested in hiring personnel with Linux expertise, growing our direct sales force, acquiring companies, and expanding our operations, customer support and administration infrastructure. We outsourced our manufacturing, but provided support through our internal organization.

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

     Rather than continue with a business model that was not going to enable us to achieve profitability and would significantly decrease our cash levels, on June 27, 2001 we announced our strategic decision to exit the hardware systems business and pursue our application software business. As a result, we eliminated our manufacturing organization, except for a small number of employees handling certain continuing obligations to systems customers, primarily in the area of hardware service and support. During the first quarter of fiscal 2002, we also made the strategic decision to exit the professional services and Linux software engineering services businesses in order to focus solely on our SourceForge application software business. By exiting these businesses we reduced our "cash burn" through significant cost reductions. We reported an additional restructuring charge during the first fiscal quarter to account for the costs associated with this restructuring.

     We have changed our business strategy and restructured the Company to focus on the application software business and devoted our resources to develop and market the SourceForge CSD platform. SourceForge is a relatively new product and additional development and enhancements are expected in the future. An important marketing element of our SourceForge strategy is OSDN, a suite of web properties targeting the IT and Open Source development communities. It includes the SourceForge.net site, the largest reference for our SourceForge products. OSDN benefits our commercial SourceForge CSD products through product advertising on the web sites, sales leads from users of SourceForge.net and the credibility derived from SourceForge.net as a reference site.

     The SourceForge commercial products are SourceForge Enterprise Edition and SourceForge Portal Edition. SourceForge Enterprise Edition is designed for today's R&D and IT organizations. We believe it helps companies maximize developer productivity, capture and manage corporate intellectual property, and reduce development costs by addressing common software development challenges. Whether companies are building software applications for internal use or for sale, we believe that many face the challenges of distributed development, non-integrated and incomplete tool sets, duplication of effort, and administrative overhead. SourceForge Enterprise Edition is designed to help address these challenges.

     Developer relations groups in leading technology companies use SourceForge Portal Edition to create Internet sites that allow internal and external developers to collaborate. SourceForge Portal Edition makes it easy for hardware and software companies to support third-party developers with information, tools and other resources, and to facilitate application development for their products.

     We expect that revenue levels for our SourceForge CSD platform will be modest as we develop our business as an application software company. In the near-term we expect revenues generated by OSDN from the sale of advertising, sponsorships and e-commerce to represent the majority of our consolidated revenues. However, we expect revenues from OSDN to decline as a percentage of total revenue over time as the revenue from SourceForge increases as it gains acceptance in the market.

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

                                                PERCENTAGE OF NET REVENUE
                                               ---------------------------
                                                   THREE MONTHS ENDED
                                               ---------------------------
                                               OCTOBER 27,     OCTOBER 27,
                                                  2001            2000
                                               -----------     -----------

         Net revenues                            100.0%          100.0%
         Cost of revenues                         43.8            77.5
                                               -------           -----
           Gross margin                           56.2            22.5

         Operating expenses:
           Sales and marketing                    77.0            20.6
           Research and development               52.0             8.4
           General and administrative             51.5             9.9
           Restructuring costs and other
             special charges                     806.0              --
           Amortization of deferred stock
             compensation                         35.6            37.2
           Amortization of goodwill and
             intangible assets                    37.4            41.8
                                               -------           -----
               Total operating expenses         1059.5           117.9
                                               -------           -----
         Loss from operations                  (1003.3)          (95.4)
         Interest and other income, net           19.4             3.9
                                               -------           -----
         Net loss                               (983.9)          (91.5)
                                               =======           =====
         Net loss attributable to common
           stockholders                         (983.9)%         (91.5)%
                                               =======           =====


THREE MONTHS ENDED OCTOBER 27, 2001 AND OCTOBER 27, 2000

NET REVENUES

     We had two reportable business segments for revenue during fiscal 2001: systems and services, and OSDN. We allocated our resources and evaluated performance of our separate segments based on revenue. As a result of our decision to exit the systems business in the fourth quarter of fiscal 2001, effective July 29, 2001, we will operate as one business segment. Revenue related to our former hardware systems business is recognized upon shipment of the goods. We generally do not grant to our customers any rights to return products. We also provide allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, are recognized pro-rata over the term of the related service agreement. Revenue related to our current software business is recognized as follows: Software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. Software services revenues include consulting services, maintenance and training and are recognized as follows:
Consulting revenues and the related cost of services are recognized as the work is performed. Software maintenance agreements provide technical support and the right to unspecified updates on an if-and-when available basis. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year) and training and other service revenues are recognized as the related services are provided.

     Net revenues for the three months ended October 27, 2001 decreased by approximately $50.5 million or 90.1% to $5.6 million, compared to net revenues of $56.1 million for the three months ended October 27, 2000. In the three months ended October 27, 2000, systems and services revenue contributed $51.6 million, which represented 92.0% of total net revenue. The $50.5 million decrease in net revenues for the three months ended October 27, 2001, as compared to the three months ended October 27, 2000, was due primarily to the exiting of the systems and services business segment. Of the $5.6 million in revenue for the three months ended October 27, 2001, $1.8 million relates to our exited businesses. Revenue in the three months ended October 27, 2001, included approximately $500,000 of barter revenue where the Company exchanged banner advertising on its sites for banner advertising on third party websites. Barter revenue recognition was undertaken in accordance with EITF 99-17.

     For the three months ended October 27, 2001, no customer accounted for more than 10% of net revenues other than Intel, which represented 18.3% of net revenues. For the three months ended October 27, 2000, no customer accounted for more than 10% of net revenues other than Akamai Technologies, which represented 28.0% of net revenues.

COST OF REVENUES

     Cost of revenues decreased $41.1 million, or 94.4%, from $43.5 million for the three months ended October 27, 2000 to $2.4 million for the three months ended October 27, 2001, primarily due to our decrease in revenues. Gross margin increased as a percentage of revenue to 56.2% for the three months ended October 27, 2001, as compared to 22.5% for the three months ended October 27, 2000. The increase in gross margin as a percentage of net revenue was due primarily to the exiting of the systems business and the reversal of over accruals for excess inventory of $2.0 million and warranty reserves of $0.7 million. We expect cost of revenues in absolute dollars to increase due to the effect of the accrual reversals in the first quarter.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

     Sales and marketing expenses decreased $7.2 million, or 62.8%, from $11.5 million in the three months ended October 27, 2000 to $4.3 million in the three months ended October 27, 2001. The decrease in absolute dollars was due to the exiting of our systems and services business, which was partially offset by the shift in resources to our software business. Sales and marketing expenses as a percentage of net revenues increased from 20.6% for the three months ended October 27, 2000 to 77.0% for the three months ended October 27, 2001. This increase was primarily due to our significantly decreased revenue. We believe our sales and marketing expenses will remain relatively constant in absolute dollars through the current fiscal year. However, due to the limited visibility of future revenue, sales and marketing expenses may increase as a percentage of net revenues.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

     Research and development as a percentage of net revenues was 52.0% for the three months ended October 27, 2001 and 8.4% for the three months ended October 27, 2000. In absolute dollars, research and development expenses decreased to $2.9 million for the three months ended October 27, 2001 from $4.7 million for the three months ended October 27, 2000. The decrease in absolute dollars was due to the exiting of the systems business, which accounted for a $2.4 million reduction, partially offset by an increase in the software business. The increase in research and development costs as a percentage of revenue was primarily due to the significantly decreased revenue. We expect research and development expenses to remain at this lower level or to slightly decrease due to changes made to pursue the application software business.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, professional fees for accounting and legal services, and costs associated with facilities and information systems. General and administrative expenses decreased $2.7 million, or 48.2%, from $5.6 million in the three months ended October 27, 2000 to $2.9 million in the three months ended October 27, 2001. General and administrative expenses as a percentage of net revenues increased from 9.9% for the three months ended October 27, 2000 to 51.5% for the three months ended October 27, 2001. The decrease in absolute dollars was primarily due to a decrease in administrative personnel due to our exiting the system and services businesses partially offset by a reversal of $0.8 million for the over estimate of bad debt expense from the previous quarter. The percentage increase was primarily due to the significantly decreased revenue. We do not intend to increase our current level of spending to support our infrastructure, and, as a result we expect general and administrative expenses to be relatively constant in absolute dollars in the future.

RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

     During February 2001, in response to the general slowdown in the economy, we adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $43.4 million was recorded. The principle actions of the plan involved the closure of our San Diego facility and the exit from our managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions, and one employee of Life, companies we acquired in March 2000 and September 2000, respectively. These employees were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from our managed services business, we accrued for the disposition of BNW, a company we acquired in September 2000. Included in the accrual were severance charges related to six employees of BNW who were informed before April 28, 2001 our formal plan to divest of BNW. As part of their severance agreements, a portion of stock held in escrow will be released to them. Further, $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 former employees, primarily from our domestic systems business. The remaining $7.9 million was for $1.7 million of excess facilities related primarily to non-cancelable leases (payments, unless we sublet completely, will continue until fiscal 2010) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that are being exited pursuant to the restructuring plan. The results of operations relating to the managed services business are not material on either an individual or an aggregate basis to the consolidated results of operations.

     In June 2001, we adopted a plan to exit the systems business, which we accounted for in the three months ended July 28, 2001. We decided to exit our systems business to reduce operating losses and improve cash flow. We recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal 2001 related to our plan to exit our systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles, resulting from our expectation that we will receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases (payments which, unless we sublet completely, will continue until fiscal 2010), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to the reduction of 84 employees primarily from our systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events.

     In September 2001, we adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus solely on our SourceForge software application business. We recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to exiting these fields. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from our prior year acquisitions of NetAttach, Inc. ("NetAttach") and Precision Insight, Inc. ("Precision Insight"), resulting from our expectation that we will receive no significant future cash flows from the professional services and Linux software engineering services businesses as a result of the exit decision made in September 2001. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases (payments, unless we sublet completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from our Linux software engineering service business, and $0.2 million related to other restructuring charges related to the exit of the services business.

     In addition to the above, we recorded a $3.1 million net credit included in cost of revenues in the condensed, consolidated statement of operations for the three months ended October 27, 2001. The $3.1 million net credit included a $3.9 million credit adjustment relating to the fiscal 2001 fourth quarter systems restructuring composed of a $2.0 million reversal of reserves for inventory (the Company had a better than expected sell through of old and excess material in the three months ended October 27, 2001, than was anticipated in July 2001), $1.2 million adjustment for system shipments (the Company was able to sell product at a price in excess of that originally estimated at July 28, 2001) and $0.7 million over estimate of warranty expense. A $0.8 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 36 former employees primarily from exiting our professional services business.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                             TOTAL CHARGED          CHARGED TO           TOTAL             RESTRUCTURING
                                             TO OPERATION           OPERATIONS            CASH            LIABILITIES AT
                                              FISCAL 2001        OCTOBER 27, 2001       PAYMENTS          OCTOBER 27, 2001
                                             ------------        ----------------       --------          ----------------
Cash Provisions:
  Other special charges relating to
    restructuring activities                       $2,159              $   (510)        $   (744)             $    905
  Facilities charges                                6,584                 8,115              (68)               14,631
  Employee severance and other
    related charges                                 3,498                 1,265           (4,211)                  552
                                                 --------              --------         --------              --------
      Total cash provisions                        12,241                 8,870         $ (5,023)             $ 16,088
                                                 --------              --------         ========              ========

Non-cash:
  Write-off of goodwill and
    intangibles                                    59,723                30,632
  Write-off of other special charges
    relating to restructuring activities            4,434                 4,782
  Write-off of accelerated options
    from terminated employees                       1,352                    --
  Acceleration of deferred stock
    compensation                                   35,728                   672
                                                 --------              --------
      Total non-cash                              101,237                36,086
                                                 --------              --------
      Total                                      $113,478              $ 44,956
                                                 ========              ========


AMORTIZATION OF DEFERRED STOCK COMPENSATION EXPENSE

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $1.5 million for the three months ended October 27, 2001. We expensed $2.7 million of deferred stock compensation for the three months ended October 27, 2000. In addition, in connection with the restructuring, we made a $2.1 million adjustment for deferred compensation that will never vest for stock options for terminated employees during the three months ended October 27, 2001. We expect amortization of deferred stock compensation, in absolute dollars, to decrease over the next two quarters and then remain constant for the remainder of the fiscal year.

     In connection with our prior fiscal year acquisitions, we amortized $0.5 million and $18.2 million, respectively, of compensation expense for the three months ended October 27, 2001 and 2000. In addition, in connection with restructuring, we recorded an additional $2.7 million of compensation expense in the three months ended October 27, 2001. We do not expect any further compensation expense for the remainder of the fiscal year.

AMORTIZATION OF GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisitions of NetAttach, Andover.Net, and Precision Insight, we amortized $2.1 million of intangibles for the three months ended October 27, 2001. In addition, in connection with the restructuring plan approved in September 2001, we wrote-off an additional $30.6 million of goodwill and intangibles relating to our NetAttach and Precision Insight acquisitions due to the exit of the professional services and Linux software engineering businesses.

     In connection with the acquisitions of TruSolutions, Precision Insight, Andover.Net, BNW, and Life, we amortized $23.4 million of goodwill and intangibles in the first quarter of fiscal 2001.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net includes income from our cash investments, net of other expenses. Net interest and other income of $1.1 million for the three months ended October 27, 2001 decreased from $2.2 million when compared to the same period in the prior year. The decrease for the three months ended October 27, 2001, was primarily due to a lower cash balance and was partially offset by allocating the appropriate amount of operating loss for the period from our Japan joint venture operations to the minority stockholders of the joint venture. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

INCOME TAXES

     As of October 27, 2001, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carry-forwards expire at various dates through 2021 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $8.8 million from $60.3 million at July 28, 2001 to $51.5 million at October 27, 2001. Working capital decreased by $8.1 million from $63.8 million at July 28, 2001 to $55.7 million at October 27, 2001, primarily due to using our cash and short-term investments to support our operating activities. We used cash in operating activities of $11.8 million and $12.1 million in the first three months of fiscal 2002 and 2001, respectively. Our operating activities during the three months ended October 27, 2001 consisted primarily of the net loss, a decrease in accounts payable and accrued liabilities partially offset by non-cash restructuring expense, a decrease in accounts receivable and other long-term liabilities, depreciation and amortization, and the amortization of deferred compensation. The decrease in both accounts receivable and accounts payable is attributable to our exit from the systems business.

     Cash used in operations of $12.1 million for the three months ended October 27, 2000 consisted primarily of the net loss and an increase in accounts receivable partially offset by depreciation and amortization. The increase in accounts receivable for the first three months of fiscal 2001 was principally due to the increase in sales.

     Investing activities provided cash of $2.7 million in the three months ended October 27, 2001. The sale of marketable securities provided $3.4 million, partially offset by the purchase of property and equipment.

     Cash used in investing activities of $22.2 million for the first three months of fiscal 2001 consisted of the purchase of marketable securities, computer and facilities related assets, and acquisition related activities.

     Our financing activities provided cash of $20,000 in the first three months of fiscal 2002, generated from the issuance of common stock, which was offset by payments on loans and notes payable. Cash from financing activities of $3.0 million for the first three months of fiscal 2001 was primarily from the exercise of employee stock options and stock acquired from the employee stock purchase plan.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 on July 29, 2001. If the Company had not adopted SFAS No. 142, then we would have incurred goodwill amortization expense of $1.3 million per year. We are currently reviewing remaining goodwill and intangible assets to determine whether recent economic events and the impact of adopting this standard have resulted in impairment.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its financial position and results of operations.

     In October 2001, the FASB issued the SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides a single accounting model for disposition of long-lived assets. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

RISK FACTORS

RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

BECAUSE THE MARKET FOR OUR PRODUCTS IS NEW, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL LICENSE OUR PRODUCTS IN SUFFICIENT QUANTITY FOR US TO ACHIEVE PROFITABILITY. The market for collaborative software development (CSD) is new and rapidly evolving. Our future growth and financial performance will depend on broad market acceptance of our CSD platform. The number of software developers using our commercial CSD products is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products. Various factors could inhibit the growth of the market and market acceptance of our CSD platform. In particular, potential customers may be unwilling to make the significant capital investment needed to license our products and retrain their software developers to develop software using our CSD platform. Many of our customers have licensed only small quantities of our products, and these or new customers may decide not to broadly implement or license additional copies of our products. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable. If a sustainable viable market of our products fails to emerge, this would significantly adversely affect our business and operating results.

WE ARE CONCENTRATING OUR EFFORTS SOLELY ON THE SALES OF OUR SOURCEFORGE PRODUCTS, SO IF THESE PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE WE ARE LIKELY TO EXPERIENCE LARGER OPERATING LOSSES. We are directing nearly all of our product development efforts to the on-going development of the SourceForge CSD platform. The failure to achieve widespread market acceptance of SourceForge on a timely basis would adversely affect our business and operating results. The success of our SourceForge CSD platform is difficult to predict because CSD represents a new area of business for the computer software industry. There can be no assurance that we will be successful in marketing, upgrading and supporting our SourceForge products. Our failure to do so could adversely affect our business and operating results.

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

     -    use the latest technologies to continue to support Web-based CSD; and

     - continually support the rapidly changing standards, tools and technologies used in software development.

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

IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES WILL DECLINE SUBSTANTIALLY. We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant internal financial and personnel resources. As a result, rather than license SourceForge, our target customers may develop CSD platforms internally, including ad hoc integrations of CSD platforms based on open source code. A failure to successfully obtain revenues from large corporate or enterprise-level customers will materially and adversely affect our operations.

IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL NOT MEET THE NEEDS OF OUR CUSTOMERS. For our business to succeed, we must effectively market and provide customer support for our SourceForge products. If we do not develop our customer support organization to meet the needs or expectations of customers, we face an increased risk that customers will purchase CSD software from other providers or forgo deployment of CSD platforms entirely which would materially and adversely affect our operations.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF OUR CSD PLATFORM. We have a relatively brief operating history as a provider of our commercial CSD platform. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we exited our hardware business. Subsequent to our fiscal year end of July 28, 2001 we made the strategic decision to exit the professional services and Linux software engineering services fields to focus solely on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed within these "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and substantially increased our operating expenses. Throughout fiscal 2000, we continued to add a significant number of new employees. In early fiscal 2001, we again relocated to larger facilities. In February, June and August 2001, we substantially reduced our workforce such that as of September 30, 2001 we had 209 employees, down from 551 employees as of January 31, 2001. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

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

We from time to time make internal estimates as to future operating results, which are used for various purposes, including establishing reserves and spending levels and allocations. Should our operating results fall short of our internal estimates, or the other bases for our reserves adversely change, our gross margin will suffer as we increase reserves or take other appropriate actions.

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

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that many enterprise customers negotiate site licenses near the end of each quarter. In part, this is because enterprise customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end-of-period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $54.9 million for our fiscal first quarter ended October 27, 2001, primarily due to the general economic slowdown and our restructuring, and we had an accumulated deficit of $689.8 million as of October 27, 2001. We expect to continue to incur significant product development, sales and marketing and administrative expenses. In addition, we are investing considerable resources in our Internet operations. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

FUTURE GUIDELINES AND INTERPRETATIONS REGARDING SOFTWARE REVENUE RECOGNITION COULD HAVE A MATERIAL IMPACT ON OUR BUSINESS. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superceded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides further revenue recognition guidance. We adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on our consolidated financial position, results of operations or cash flows. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, we may be required to change our revenue recognition policies and business practices and such changes could have a material adverse effect on our business, results of operations or financial position.

RISKS RELATED TO INTELLECTUAL PROPERTY

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES. We expect that our software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unwittingly infringe third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against shipment of our software offerings. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause product shipment delays. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us, or at all. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay shipment of our products and increase our costs. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

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

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR SOFTWARE BUSINESS. Our ability to successfully offer our services and grow our software business requires an effective planning and management process. Over the past two and a half years, we have implemented or updated our operations and financial systems, procedures and controls, including the implementation of an enterprise resource planning system. Our systems will continue to require additional modifications and improvements to respond to current and future changes in our business. Our key personnel have limited experience managing this type of fluctuation in operations. If we cannot grow our software business, and manage that growth effectively, or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer.

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

(in thousands)

                                               Maturing                    Maturing within
                                         within three months          three months to one year
                                        --------------------          ------------------------
As of July 28, 2001

Cash equivalents                                 $ 21,366
    Weighted-average interest rate                   3.78%
Short-term investments                                                      $ 22,595
    Weighted-average interest rate                                              4.53%


     We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

     As of October 27, 2001, there were no significant changes in our market risk exposures from what they were at July 28, 2001.

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

ITEM 5. Other Information.

     On December 5, 2001, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to effect a change of the Company's corporate name from "VA Linux Systems, Inc." to "VA Software Corporation."


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.3  Certificate of Amendment to the Second Amended and Restated
     Certificate of Incorporation of the Registrant

(b)  Reports on Form 8-K

     (i) On August 29, 2001, we filed a current report on Form 8-K to report a press release dated August 23, 2001 announcing our financial results for our fourth quarter ended July 28, 2001.


                                        VA Software Corp.

                                        December 7, 2001


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VA SOFTWARE CORP.


DATE: December 7, 2001                  BY: /s/ Larry M. Augustin
                                            ------------------------------------
                                            Larry M. Augustin
                                            Chairman and Chief Executive Officer



DATE: December 7, 2001                  BY: /s/ Todd B. Schull
                                            ------------------------------------
                                            Todd B. Schull
                                            Vice President and Chief Financial
                                            Officer

                               INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------
 3.3      Certificate of Amendment to the Second Amended and Restated
          Certificate of Incorporation of the Registrant