Form 10-Q
period 2002-01-26
VA SOFTWARE CORP
filed 2002-03-12
CIK 1096199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 26, 2002

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            TITLE OF CLASS                      OUTSTANDING AT FEBRUARY 28, 2002
            --------------                      --------------------------------
    Common Stock, $0.001 par value                         53,871,934

================================================================================

                    VA Software Corporation and Subsidiaries

                                TABLE OF CONTENTS
                                                                                                                               PAGE
                                                                                                                                NO.

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements........................................................................................      3

                Condensed Consolidated Balance Sheets at January 26, 2002 and July 28, 2001.................................      3

                Condensed Consolidated Statements of Operations for the three and six months ended January 26, 2002
                and January 27, 2001........................................................................................      4

                Condensed Consolidated Statements of Cash Flows for the six months ended January 26, 2002
                and January 27, 2001........................................................................................      5

                Notes to Condensed Consolidated Financial Statements........................................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.......................     11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk..................................................     27

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings...........................................................................................     27

Item 4.         Submission of Matters to a vote of Security Holders.........................................................     27

Item 6.         Exhibits and Reports on Form 8-K............................................................................     28

Signatures


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             VA SOFTWARE CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          JANUARY 26,     JULY 28,
                                                                             2002           2001
                                                                          -----------   -----------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                               $    49,992   $    60,347
  Marketable securities                                                        14,608        22,595
  Accounts receivable, net                                                        440        10,107
  Inventories, net                                                                393           343
  Prepaid expenses and other current assets                                     1,634         3,895
                                                                          -----------   -----------
    Total current assets                                                       67,067        97,287
Property and equipment, net                                                     9,518        17,703
Goodwill and intangible assets, net                                            20,745        56,730
Other assets                                                                    1,629         1,313
                                                                          -----------   -----------
Total assets                                                              $    98,959   $   173,033
                                                                          ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                        $       125   $       756
  Accounts payable                                                              2,474        14,319
  Accrued restructuring liabilities                                             1,563         3,135
  Accrued liabilities and other                                                14,459        15,283
                                                                          -----------   -----------
    Total current liabilities                                                  18,621        33,493
Notes payable, net of current portion                                              --            42
Accrued restructuring liabilities, net of current portion                      13,605         6,378
Other long-term liabilities                                                     1,020         1,366
Minority interest                                                                  --         5,392
                                                                          -----------   -----------
Total liabilities                                                              33,246        46,671
                                                                          -----------   -----------

Stockholders' equity:
  Common stock                                                                     54            54
  Additional paid-in capital                                                  765,671       768,793
  Deferred stock compensation                                                    (553)       (6,108)
  Accumulated other comprehensive loss                                            (35)       (1,490)
  Accumulated deficit                                                        (699,424)     (634,887)
                                                                          -----------   -----------
    Total stockholders' equity                                                 65,713       126,362
                                                                          -----------   -----------
                                                                          $    98,959   $   173,033
                                                                          ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   VA SOFTWARE CORPORATION
                                                      AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)



                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             ----------------------------             ----------------
                                                             JANUARY 26,       JANUARY 27,       JANUARY 26,     JANUARY 27,
                                                                2002              2001              2002            2001
                                                             ----------        ----------        ----------      ----------
                                                                      (unaudited)                        (unaudited)
       Net revenues                                          $    5,052        $   42,513        $   10,630      $   98,575
       Cost of revenues                                           3,810            49,660             6,253          93,110
                                                             ----------        ----------        ----------      ----------
         Gross profit                                             1,242            (7,147)            4,377           5,465
       Operating expenses:
         Sales and marketing                                      3,199            11,478             7,492          23,025
         Research and development                                 1,940             4,842             4,843           9,572
         General and administrative                               4,027             7,910             6,902          13,464
         Restructuring costs and other special charges               --                --            44,956              --
         Amortization of deferred stock compensation               (440)           20,296             1,544          41,179
         Amortization of goodwill and intangible assets           3,217            23,989             5,304          47,413
                                                             ----------        ----------        ----------      ----------
             Total operating expenses                            11,943            68,515            71,041         134,653
                                                             ----------        ----------        ----------      ----------
       Loss from operations                                     (10,701)          (75,662)          (66,664)       (129,188)
       Interest and other income, net                             1,045             1,514             2,127           3,693
                                                             ----------        ----------        ----------      ----------
       Net loss                                              $   (9,656)       $  (74,148)       $  (64,537)     $ (125,495)
                                                             ==========        ==========        ==========      ==========
       Basic and diluted net loss per share                  $    (0.18)       $    (1.57)       $    (1.22)     $    (2.69)
                                                             ===========       ===========       ===========     ===========
       Shares used in computing basic                            53,005            47,362            52,789          46,723
         and diluted net loss per share

The accompanying notes are an integral part of these condensed consolidated financial statements.



                             VA SOFTWARE CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                            JANUARY 26,      JANUARY 27,
                                                                               2002             2001
                                                                            ----------       ----------
                                                                            (UNAUDITED)      (UNAUDITED)
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                             $  (64,537)      $ (125,495)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                           7,694           49,118
         Provision for bad debts                                                  (999)              --
         Provision for excess and obsolete inventory                            (2,020)              --
         Gain on disposal of assets                                               (198)              --
         Proportionate share of net losses in Japan investment                   2,012               --
         Minority interest of Japan loss                                          (496)              --
         Gain on sale of Japan investment                                         (432)              --
         Amortization of deferred compensation expense                           1,544           41,179
         Non-cash restructuring costs and other special charges                 36,086               --
         Changes in assets and liabilities:
           Accounts receivable                                                  10,432           (1,679)
           Inventories                                                             572             (375)
           Prepaid expenses and other assets                                     2,036           (7,275)
           Accounts payable                                                    (11,469)          (6,666)
           Accrued restructuring liabilities                                    (1,572)              --
           Accrued liabilities and other                                        (1,939)          14,006
           Other long-term liabilities                                           6,881              484
         Other, net                                                                 --             (753)
                                                                            ----------       ----------
             Net cash used in operating activities                             (16,405)         (37,456)
                                                                            ----------       ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                          379          (11,380)
       Sale (purchase) of short-term investments                                 6,315           (7,219)
       Purchase of intangible assets                                                --           (1,808)
       Businesses acquired, net of cash acquired                                    --           (1,628)
       Cash proceeds on  sale of Japan investment                                5,059               --
       Sale of net assets related to Japan investment                           (8,494)              --
       Other, net                                                                  110             (420)
                                                                            ----------       ----------
             Net cash provided by (used in) investing activities                 3,369          (22,455)
                                                                            ----------       ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on notes payable                                                  (189)            (697)
       Proceeds from issuance of common stock, net                               1,525            3,433
                                                                            ----------       ----------
             Net cash provided by financing activities                           1,336            2,736
                                                                            ----------       ----------
     Effect of exchange rate changes on cash and cash equivalents                1,345               --
     Net (decrease) in cash and cash equivalents                               (10,355)         (57,175)
     Cash and cash equivalents, beginning of period                             60,347          123,849
                                                                            ----------       ----------
     Cash and cash equivalents, end of period                               $   49,992       $   66,674
                                                                            ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             VA SOFTWARE CORPORATION
                                AND SUBSIDIARIES

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

    The results of operations for the three and six months ended January 26, 2002 and January 27, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 28, 2002.

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

Principles of Consolidation

    These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain which is included in other income in the Company's condensed consolidated statements of operations. Therefore, the consolidated financials do not include VA Linux Japan as of January 11, 2002. The minority interest included in the results of operations for VA Linux Japan have not been material for any period presented and have been recorded in other income in the accompanying statements of operations. The minority interest of VA Linux Japan is reflected separately in the balance sheet outside of stockholders' equity for the period ended January 27, 2001. The operations of VA Linux Japan primarily related to our former systems and services business.

Revenue Recognition

    During the fourth quarter of fiscal 2001, the Company announced and substantially completed its plan to exit from its Linux-based systems business to pursue the application software business. In the first quarter of fiscal 2002, VA completed its exit from its Linux-based systems business and announced and completed its exit from professional services and Linux software engineering services businesses.

    The Company's revenue recognition policy related to the software business follows American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and was implemented in the fourth quarter of fiscal 2001. Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable.

    For perpetual licenses, the Company uses the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include consulting services, maintenance and training. Revenue from non-essential consulting services is recognized as the work is performed based on fair value. When an agreement includes consulting services that are significant or essential to the functionality of the software, the Company uses contract accounting for the entire arrangement, including license fees. Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). The unrecognized portion of amounts paid in advance for licenses and services are recorded as deferred revenue.

    For term arrangements, which include licenses and bundled post contract support ("PCS"), the Company uses ratable revenue recognition. To recognize revenue under ratable revenue recognition, the only undelivered element is PCS. If the term license agreement includes multiple elements (such as training and non-essential consulting services), then revenue is deferred until all elements except PCS are delivered, at which time revenue is recognized ratably over the remaining contract term.

    If the fee due from the customer is not fixed or determinable, revenues are recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable.

    Advertising revenues are derived from the sale of advertising space on the Company's various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of the Company's online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party websites. Revenues for the three and six months ended January 26, 2002, included approximately $0.5 million and $1.0 million, respectively, of barter revenue. Revenues for the three and six months ended January 27, 2001, included approximately $0.7 million and $1.4 million, respectively, of barter revenue.

    From inception through June 27, 2001, the Company was a provider of Linux-based computer systems and services, Internet infrastructure and Open Source software services and OSDN, the Open Source Development Network.

    The Company's revenue recognition policy related to its former hardware systems business followed SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, product revenues from the sale of Linux-based servers, components, and desktop computers were recognized when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed and determinable, and collectibility was probable. In general, revenue was recognized upon shipment of the goods. The Company generally did not grant to its customers any rights to return products. The Company provided allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, were recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts were recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. Any payments received prior to revenue recognition were recorded as deferred revenue. For the three and six months ended January 27, 2001, revenues from customer support services and professional service contracts were not material.

Inventories

     Inventories consist of finished goods related to OSDN and are stated at the lower of cost or market at January 26, 2002 and July 28, 2001. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures, it is possible that estimates of net realizable value could change.

Goodwill and Intangible Assets

    Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million per year, based on anticipated goodwill amortization for fiscal 2002. Pursuant to SFAS No. 142, the Company will perform at least an annual assessment for impairment applying a fair-value based test.

    Intangible assets not subject to SFAS No. 142 are amortized on a straight-line basis over three to five years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.

Accrued Liabilities and Other

     Accrued liabilities and other mainly consists of accruals related to legal reserves, telecom, deferred rent, and warranty reserves.

NOTE 3 - Restructuring Costs and Other Special Charges

    During February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $43.4 million was recorded in the third quarter of fiscal 2001. The principle actions of the plan involved the closure of the Company's San Diego facility and the exit from its managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions, Inc. ("TruSolutions") and one employee of Life BVBI ("Life"), companies VA acquired in March 2000 and September 2000, respectively. These employees' positions were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from the Company's managed services business, VA accrued for the disposition of Brave New Worlds, Inc. ("BNW"), a company VA acquired in September 2000. Included in the accrual were severance charges related to six employees of BNW who were informed before April 28, 2001 of the formal plan of the Company to divest of BNW. Further, $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 former employees, primarily from the Company's domestic systems business. Of the remaining $7.9 million, $1.7 million was for excess facilities related primarily to non-cancelable leases (payments, unless VA sublets completely, will continue until fiscal 2010) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that was exited pursuant to the restructuring plan. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly.

     In June 2001, the Company adopted a plan to exit the systems business, which VA accounted for in the fourth quarter ended July 28, 2001. The Company decided to exit its systems business in reaction to the negative impact of the slowdown in the economy on VA's customer base and VA's inability to effectively penetrate the larger enterprise market. VA exited the systems business to pursue its applications software business in order to reduce operating losses and improve cash flow. The Company recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal 2001 related to exiting its systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles, resulting from its expectation that VA would receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases (payments which, unless VA sublets completely, will continue until fiscal
2010), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from its systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly.

    In September 2001, the Company adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus solely on its SourceForge software application business. The Company recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to this exit. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from its prior year acquisitions of NetAttach, Inc. ("NetAttach") and Precision Insight, Inc. ("Precision Insight"), resulting from its expectation that the Company would receive no significant future cash flows from the professional services and Linux software engineering services businesses. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases (payments, unless VA sublets completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. Of the remaining $1.5 million restructuring charge, $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from its Linux software engineering service business, and $0.2 million related to other restructuring charges related to the exit of the services business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly.

    In addition to the above, the Company recorded a $3.1 million net credit included in cost of revenues in the condensed, consolidated statement of operations for the quarter ended October 27, 2001. The $3.1 million net credit included a $3.9 million credit adjustment relating to the fiscal 2001 fourth quarter systems restructuring composed of a $2.0 million reversal of reserves for inventory (the Company had a better than expected sell through of old and excess material in the three months ended October 27, 2001, than was anticipated in July 2001), $1.2 million adjustment for system shipments (the Company was able to sell product at a price in excess of that originally estimated at July 28, 2001) and $0.7 million reversal for an over estimate of warranty expense. A $0.8 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 36 former employees primarily from exiting its professional services business.

    No additional restructuring charges were recorded during the second quarter of fiscal 2002.

    Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                        CHARGED TO
                                                    TOTAL CHARGED       OPERATIONS         TOTAL          RESTRUCTURING
                                                    TO OPERATION      QUARTER ENDED        CASH           LIABILITIES AT
                                                     FISCAL 2001     OCTOBER 27, 2001     PAYMENTS       JANUARY 26, 2002
                                                    -------------    ----------------    -----------    -----------------
Cash Provisions:
  Other special charges relating to
    restructuring activities                         $    2,159         $    (510)        $ (1,020)         $     629
  Facilities charges                                      6,584             8,115             (294)            14,405
  Employee severance and other related charges            3,498             1,265           (4,629)               134
                                                     ----------         ---------         --------          ---------
      Total cash provisions                              12,241             8,870         $ (5,943)         $  15,168
                                                     ----------         ---------         ========          =========
Non-cash:
  Write-off of goodwill and intangibles                  59,723            30,632
  Write-off of other special charges relating to
    restructuring activities                              4,434             4,782
  Write-off of accelerated options from
    terminated employees                                  1,352                --
  Acceleration of deferred stock compensation            35,728               672
                                                     ----------         ---------
      Total non-cash                                    101,237            36,086
                                                     ----------         ---------
      Total                                          $  113,478         $  44,956
                                                     ==========         =========

NOTE 4 - Net Loss Per Share

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

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                  Three Months Ended                   Six Months Ended
                                                         -----------------------------------   ------------------------------------
                                                         January 26, 2002   January 27, 2001   January 26, 2002    January 27, 2001
                                                         ----------------   ----------------   ----------------    ----------------
                                                         (In thousands, except per share data) (In thousands, except per share data)
Net loss attributable to common stockholders                 $   (9,656)      $  (74,148)        $  (64,537)       $ (125,495)
                                                             ==========       ==========         ==========        ==========
Basic and diluted net loss per share                         $    (0.18)      $    (1.57)        $    (1.22)       $    (2.69)
                                                             ==========       ==========         ==========        ==========
Weighted-average shares of common stock outstanding              53,158           50,500             53,199            50,359
Less: Weighted-average shares subject to repurchase                (153)          (3,138)              (410)           (3,636)
                                                             ----------       ----------         ----------        ----------
Shares used in computing basic and diluted net loss
 per share                                                       53,005           47,362             52,789            46,723
                                                             ==========       ==========         ==========        ==========

NOTE 5 - Comprehensive Loss

    Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. For all periods presented the comprehensive loss approximated the net loss.

NOTE 6 - Segment Reporting

    Through June 27, 2001,  the Company had two  reportable  business  segments:
Systems and Services and the Open Source Development Network, Inc. ("OSDN"), which was formerly known as Andover.Net, Inc. ("Andover.Net"). The Systems and Services segment consisted of a broad line of Linux systems and Open Source services, including system architecture design and integration, development of Open Source software and managed services. The OSDN segment helps customers develop, distribute and discuss Open Source software development. The Company allocated resources to and evaluated the performance of its segments based on each segment's revenue. As a result of the Company's decision to exit the systems business in the fourth quarter of fiscal 2001, effective July 29, 2001, the Company operates as one business segment, providing application software products and related OSDN products and services. For the three and six months ended January 26, 2002, revenue from the Company's single business segment was $5.1 million and $10.6 million, respectively. For the three and six months ended January 27, 2001, revenue from OSDN was $4.6 million and $9.1 million, respectively, and revenue from the Systems and Services segment was $37.9 million and $89.5 million, respectively. The accounting policies of these segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

NOTE 7 - Supplier Concentration

    Prior to exiting the hardware systems business, the Company was dependent on a single contract manufacturer for substantially all of its manufacturing and supply chain management, including component procurement and inventory management for its systems and services segment. Beginning July 29, 2001, under the software application business, no supplier concentration exists.

NOTE 8 - Customer Concentration

    For the three and six months ended January 26, 2002, Intel, which represented 19.8% and 19.0%, of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues. For the three months ended January 27, 2001, Akamai Technologies and Instinet Corporation, which represented 17.4% and 12.2% of the Company's net revenues, respectively, were the only customers that accounted for more than 10% of VA's net revenues. For the six months ended January 27, 2001, Akamai Technologies, which represented 23.4% of the Company's net revenues was the only customer that accounted for more than 10% of VA's net revenues.

NOTE 9 - Line of Credit

    In September 2001, the Company amended its loan and security agreement with a bank. In accordance with the amended agreement, the committed revolving line of credit was reduced from $10,000,000 to $7,500,000. The amount available for borrowing is not to exceed the committed revolving line, less any outstanding letters of credit issued under the line of credit, which is not to exceed $3,000,000. If the sum of outstanding advances plus the face amount of all outstanding letters of credit exceeds $4,000,000, then advances are not to exceed the lesser of (i) the committed revolving line or (ii) 70% of eligible accounts receivables, minus in each case the face amount of all outstanding letters of credit. Borrowings under the amended agreement mature on April 30, 2002.

NOTE 10 - Litigation

     The Company is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. The Company has accrued for estimated losses in the accompanying financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimatable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, results of operations of financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as "intends," "expects," "believes," "in our view," and variations of such words and similar expressions, are intended to identify such forward looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth, gross margins, financial performance and results of operations, technological trends in, and emergence of, collaborative software development, the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge(TM), management's strategy, plans and objectives for future operations, the impact of our restructuring, reductions in force and new business model on our operating expenses and the amount of cash utilized by operations each quarter, our intentions and strategies regarding customers and customer relationships, our intent to continue to invest significant resources in software development, competition, competitors, the bases of competition and our ability to compete, liquidity and capital resources, the outcome of any litigation to which we are a party, sufficiency of our existing cash resources, and investments and cash generated from operations to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

    The following discussion and analysis should be read in conjunction with the section entitled "Risk Factors," as well as the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and our other filings with the SEC made from time to time.

OVERVIEW

    Since June 2001, we have evolved into an application software company by exiting our businesses related to hardware, professional services and Linux software engineering services. We made this strategic decision in order to allow us to focus on our SourceForge collaborative software development (CSD) platform, comprised of SourceForge Enterprise Edition and SourceForge Portal Edition. As a reflection of the change in our business, at the December 5, 2001 annual meeting, our stockholders approved the change of our name to "VA Software Corporation." The name change was effective immediately.

    From our incorporation in January 1995 until the end of fiscal 1998, we grew very modestly. From July 31, 1998 through the first quarter of fiscal 2001, we experienced significant growth as a leading provider of Linux-based solutions, integrating systems, software and services. Commensurate with strong growth, we invested in hiring personnel with Linux expertise, growing our direct sales force, acquiring companies, and expanding our operations, customer support and administration infrastructure. We outsourced our manufacturing, but provided support through our internal organization.

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

     Rather than continue with a business model that was not going to enable us to achieve profitability and would significantly decrease our cash levels, on June 27, 2001 we announced our strategic decision to exit the hardware systems business and pursue our application software business. As a result, as of July 28, 2001, we had eliminated our manufacturing organization, except for a small number of employees handling certain continuing obligations to systems customers, primarily in the area of hardware service and support. During the first quarter of fiscal 2002, we also made the strategic decision to exit the professional services and Linux software engineering services businesses in order to focus on our SourceForge application software business. By exiting these businesses, we reduced our "cash burn" during the first two quarters of fiscal 2002. We reported an additional restructuring charge during the first quarter of fiscal 2002 to account for the costs associated with this restructuring.

    We changed our business strategy and restructured to focus on the application software business and devoted our resources to develop and market the SourceForge CSD platform. SourceForge is a relatively new product and additional development and enhancements are expected in the future. An important part of our SourceForge strategy is OSDN, a suite of web properties targeting the IT and Open Source development communities. It includes the SourceForge.net site, the largest reference for our SourceForge products. OSDN benefits our commercial SourceForge CSD products through product advertising on the web sites, sales leads from users of SourceForge.net and the credibility derived from SourceForge.net as a reference site.

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

    The comparison of current period operating results to prior period results principally reflects the dramatic effects from the change of our business from hardware and services to applications software, as discussed above. Accordingly, there is very little meaningful trend data to be taken from the comparison per se. We have completed two quarters of operations as an applications software company, and accordingly have a very short operating history in our current business. While we believe that we are making good progress in our new business, a substantial majority of our revenues continues to be derived from OSDN and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, which we have identified in detail in the "Risk Factors" section below.



                                                            PERCENTAGE OF NET REVENUE      PERCENTAGE OF NET REVENUE
                                                            -------------------------      -------------------------
                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                ------------------              ----------------
                                                            JANUARY 26,    JANUARY 27,     JANUARY 26,   JANUARY 27,
                                                              2002            2001            2002           2001
                                                           -----------    -----------      -----------   -----------
    Net revenues                                               100.0%         100.0%          100.0%         100.0%
    Cost of revenues                                            75.4          116.8            58.8           94.5
                                                            --------         ------          ------         ------
      Gross margin                                              24.6          (16.8)           41.2            5.5
    Operating expenses:
      Sales and marketing                                       63.3           27.0            70.5           23.4
      Research and development                                  38.4           11.4            45.6            9.7
      General and administrative                                79.7           18.6            64.9           13.7
      Restructuring costs and other special charges             --               --           422.9             --
      Amortization of deferred stock compensation               (8.7)          47.7            14.5           41.8
      Amortization of goodwill and intangible assets            63.7           56.4            49.9           48.1
                                                            --------         ------          ------         ------
          Total operating expenses                             236.4          161.1           668.3          136.7
                                                            --------         ------          ------         ------
    Loss from operations                                      (211.8)        (177.9)         (627.1)        (131.2)
    Interest and other income, net                              20.7            3.6            20.0            3.7
                                                            --------         ------          ------         ------
    Net loss                                                  (191.1)%       (174.3)%        (607.1)%       (127.5)%
                                                            ========         ======          ======         ======

THREE AND SIX MONTHS ENDED JANUARY 26, 2002 AND JANUARY 27, 2001

NET REVENUES

    We had two reportable business segments for revenue during fiscal 2001: systems and services, and OSDN. We allocated our resources and evaluated performance of our separate segments based on revenue. As a result of our decision to exit the systems business in the fourth quarter of fiscal 2001, effective July 29, 2001, we operate as one business segment. Revenue related to our former hardware systems business was recognized upon shipment of the goods. We generally did not grant to our customers any rights to return products. We also provided allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, were recognized pro-rata over the term of the related service agreement.

    Revenue related to our current  software  business is recognized as follows:
Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable.

    For perpetual licenses, we use the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include consulting services, maintenance and training. Revenue from non-essential consulting services is recognized as the work is performed based on fair value. When an agreement includes consulting services that are significant or essential to the functionality of the software, we use contract accounting for the entire arrangement, including license fees. Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). The unrecognized portion of amounts paid in advance for licenses and services are recorded as deferred revenue.

    For term arrangements, which include licenses and bundled post contract support ("PCS"), we use ratable revenue recognition. To recognize revenue under ratable revenue recognition, the only undelivered element is PCS. If the term license agreement includes multiple elements (such as training and non-essential consulting services), then revenue is deferred until all elements except PCS are delivered, at which time revenue is recognized ratably over the remaining contract term.

    If the fee due from the customer is not fixed or determinable, revenues are recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. We consider all arrangements with payment terms longer than normal not to be fixed or determinable.

     Advertising revenues are derived from the sale of advertising space on our various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with EITF Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third party websites.

    Net revenues for the three months ended January 26, 2002 decreased by approximately $37.4 million or 88.1% to $5.1 million, compared to net revenues of $42.5 million for the three months ended January 27, 2001. In the three months ended January 27, 2001, systems and services revenue contributed $37.9 million, which represented 89.2% of total net revenue. The $37.4 million decrease in net revenues for the three months ended January 26, 2002, as compared to the three months ended January 27, 2001, was due primarily to the exiting of the systems and services business segment. Of the $5.1 million in revenue for the three months ended January 26, 2002, $0.6 million relates to our exited businesses. Revenue in the three months ended January 26, 2002 and January 27, 2001, included approximately $0.5 million and $0.7 million, respectively, of barter revenue.

    Net revenues for the six months ended January 26, 2002 decreased by approximately $88.0 million or 89.2% to $10.6 million, compared to net revenues of $98.6 million for the six months ended January 27, 2001. In the six months ended January 27, 2001, systems and services revenue contributed $89.5 million, which represented 90.8% of total revenue. The $88.0 million decrease in net revenues for the six months ended January 26, 2002, as compared to the six months ended January 27, 2001, was due primarily to the exiting of the systems and services business segment. Of the $10.6 million in revenue for the six months ended January 26, 2002, $2.4 million relates to our exited business. Revenue in the six months ended January 26, 2002 and January 27, 2001, included approximately $1.0 million and $1.4 million, respectively, of barter revenue.

     For the three months and six months ended January 26, 2002, Intel, which represented 19.8% and 19.0%, of our net revenues, respectively, was the only customer that accounted for more than 10% of our net revenues. For the three months ended January 27, 2001, Akamai Technologies and Instinet Corporation, which represented 17.4% and 12.2%, respectively, of our net revenues, were the only customers that accounted for more than 10% of our net revenues. For the six months ended January 27, 2001, Akamai Technologies, which represented 23.4% of our net revenues was the only customer that accounted for more than 10% of our net revenues.

COST OF REVENUES

    Cost of revenues for the three months ended January 26, 2002 decreased $45.9 million, or 92.3%, to $3.8 million, compared to $49.7 million for the three months ended January 27, 2001, primarily due to our decrease in revenues related to the exiting of our systems and services businesses. Gross margin increased as a percentage of revenue to 24.6% for the three months ended January 26, 2002, as compared to (16.8%) for the three months ended January 27, 2001. Cost of revenues for the six months ended January 26, 2002 decreased $86.8 million, or 93.3%, to $6.3 million, compared to $93.1 million for the six months ended January 27, 2001. Gross margin increased as a percentage of revenue to 41.2% for the six months ended January 26, 2002, as compared to 5.5% for the six months ended January 27, 2001. The increase in gross margin as a percentage of net revenue was due primarily to the exiting of the systems business and a one-time inventory provision of $14.0 million in fiscal 2001 to establish a reserve for excess material. Cost of revenues for the six months ended January 26, 2002 included the reversal of over-accruals for excess inventory of $2.0 million and warranty reserves of $0.7 million during the three months ended October 27, 2001. We expect cost of revenues to remain relatively constant or slightly increase in absolute dollars in the future.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

    Sales and marketing expenses for the three months ended January 26, 2002 decreased $8.3 million, or 72.1%, to $3.2 million, compared to $11.5 million for the three months ended January 27, 2001. The decrease in absolute dollars was due to the exiting of our systems and services business, which was partially offset by the shift in resources to our software business. Headcount in sales and marketing decreased by 114, or 75.0%, to 38 for the period ending January 26, 2002 from 152 for the period ending January 27, 2001. Sales and marketing expenses as a percentage of net revenues increased to 63.3% for the three months ended January 26, 2002 from 27.0% for the three months ended January 27, 2001. This increase was primarily due to our significantly decreased revenue. Sales and marketing expenses decreased $15.5 million, or 67.5%, to $7.5 million in the six months ended January 26, 2002 from $23.0 million in the six months ended January 27, 2001. The decrease in absolute dollars was due to the exiting of our systems and services business, which was partially offset by the shift in resources to our software business. Sales and marketing expenses as a percentage of net revenues increased to 70.5% for the six months ended January 26, 2002 from 23.4% for the six months ended January 27, 2001. This increase was primarily due to our significantly decreased revenue. We believe our sales and marketing expenses will continue to increase in absolute dollars through the current fiscal year as we intend to continue to grow our sales force.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

    Research and development expenses for the three months ended January 26, 2002 decreased $2.9 million, or 59.9%, to $1.9 million, compared to $4.8 million for the three months ended January 27, 2001. The decrease in absolute dollars was due to the exiting of the systems business, which accounted for a $3.7 million reduction, partially offset by an increase in spending as a result of our decision to focus on our software business. Research and development expenses as a percentage of net revenues increased to 38.4% for the three months ended January 26, 2002 from 11.4% for the three months ended January 27, 2001. The increase in research and development costs as a percentage of revenue was primarily due to our significantly decreased revenue. Research and development expenses for the six months ended January 26, 2002 decreased $4.8 million, or 50.0%, to $4.8 million, compared to $9.6 million for the six months ended January 27, 2001. Research and development expenses as a percentage of net revenues increased to 45.6% for the six months ended January 26, 2002 from 9.7% for the six months ended January 27, 2001. We expect research and development expenses to increase slightly through the current fiscal year as we continue to staff the research and development department to compete in the application software business.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, and professional fees for accounting and legal services.

    General and administrative expenses for the three months ended January 26, 2002 decreased $3.9 million, or 49.1%, to $4.0 million, compared to $7.9 million for the three months ended January 27, 2001. The decrease in absolute dollars was primarily due to a decrease in administrative personnel due to our exiting the system and services businesses and exiting our European operations, a one-time provision for bad debts of $2.5 million in fiscal 2001, partially offset by additional one-time provisions for legal services of $0.8 million, user sales tax requirements of $0.7 million, and telecom costs of $0.8 million in fiscal 2002. Headcount in general and administrative decreased by 41, or 45.1%, to 50 for the period ending January 26, 2002, from 91 for the period ending January 27, 2001. General and administrative expenses as a percentage of net revenues increased to 79.7% for the three months ended January 26, 2002 from 18.6% for the three months ended January 27, 2001. The increase as a percentage of net revenues was primarily due to our significantly decreased revenue. General and administrative expenses decreased $6.6 million, or 48.7%, to $6.9 million for the six months ended January 26, 2002, compared to $13.5 million for the six months ended January 27, 2001. General and administrative expenses as a percentage of net revenues increased to 64.9% for the six months ended January 26, 2002 from 13.7% for the six months ended January 27, 2001. We do not intend to increase our current level of spending to support our infrastructure, and, as a result we expect general and administrative expenses to be relatively constant to the current quarter spending, excluding one-time provisions, in absolute dollars in the future.

RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

    During February 2001, in response to the general slowdown in the economy, we adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $43.4 million was recorded. The principle actions of the plan involved the closure of our San Diego facility and the exit from our managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions and one employee of Life, companies we acquired in March 2000 and September 2000, respectively. These employees' positions were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from our managed services business, we accrued for the disposition of Brave New Worlds, a company we acquired in September 2000. Included in the accrual were severance charges related to six employees of BNW who were informed before April 28, 2001 of our formal plan to divest of BNW.
Further, $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 former employees, primarily from our domestic systems business. Of the remaining $7.9 million, $1.7 million was for excess facilities related primarily to non-cancelable leases (payments, unless we sublet completely, will continue until fiscal 2010) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there are no future cash flows expected from the managed services business that were exited pursuant to the restructuring plan. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly.

     In June 2001, we adopted a plan to exit the systems business, which we accounted for in the fourth quarter ended July 28, 2001. We decided to exit our systems business and pursue our applications software business in order to reduce operating losses and improve cash flow. We recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal 2001 related to exiting our systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles, resulting from our expectation that we would receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases (payments which, unless we sublet completely, will continue until fiscal 2010), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from our systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly.

     In September 2001, we adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus on our SourceForge software application business. We recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to this exit. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from our prior year acquisitions of NetAttach and Precision Insight, resulting from our expectation that we would receive no significant future cash flows from the professional services and Linux software engineering services businesses. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases (payments, unless we sublet completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. Of the remaining $1.5 million restructuring charge, $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from our Linux software engineering service business, and $0.2 million related to other restructuring charges related to the exit of the services business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly.

    In addition to the above, we recorded a $3.1 million net credit included in cost of revenues in the condensed, consolidated statement of operations for the quarter ended October 27, 2001. The $3.1 million net credit included a $3.9 million credit adjustment relating to the fiscal 2001 fourth quarter systems restructuring composed of a $2.0 million reversal of reserves for inventory (we had a better than expected sell through of old and excess material in the three months ended October 27, 2001, than was anticipated in July 2001), $1.2 million adjustment for system shipments (we were able to sell product at a price in excess of that originally estimated at July 28, 2001) and $0.7 million reversal for an over estimate of warranty expense. A $0.8 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 36 former employees primarily from exiting our professional services business.

    No additional restructuring charges were recorded during the second quarter of fiscal 2002.

Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                            CHARGED TO
                                                       TOTAL CHARGED        OPERATIONS           TOTAL          RESTRUCTURING
                                                       TO OPERATION        QUARTER ENDED         CASH          LIABILITIES AT
                                                        FISCAL 2001       OCTOBER 27, 2001     PAYMENTS       JANUARY 26, 2002
                                                    ------------------  -------------------  ------------   ------------------
Cash Provisions:
  Other special charges relating to
    restructuring activities                            $    2,159           $    (510)        $ (1,020)         $     629
  Facilities charges                                         6,584               8,115             (294)            14,405
  Employee severance and other related charges               3,498               1,265           (4,629)               134
                                                        ----------           ---------         --------          ---------
      Total cash provisions                                 12,241               8,870         $ (5,943)         $  15,168
                                                        ----------           ---------         ========          =========
Non-cash:
  Write-off of goodwill and intangibles                     59,723              30,632
  Write-off of other special charges relating to
    restructuring activities                                 4,434               4,782
  Write-off of accelerated options from
    terminated employees                                     1,352                  --
  Acceleration of deferred stock compensation               35,728                 672
                                                        ----------           ---------
      Total non-cash                                       101,237              36,086
                                                        ----------           ---------
      Total                                             $  113,478           $  44,956
                                                        ==========           =========


AMORTIZATION OF DEFERRED STOCK COMPENSATION EXPENSE

    In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $0.7 million during the three months ended January 26, 2002. In addition we made a $1.1 million and $2.1 million adjustment during the three months ended January 26, 2002 and during the three months ended October 27, 2001, respectively, related to deferred compensation for stock options of terminated employees. We expensed $2.7 million of deferred stock compensation during the three months ended January 27, 2001. We expensed deferred stock compensation of $2.2 million and $5.4 million, respectively, during the six months ended January 26, 2002 and January 27, 2001. In addition, in connection with the restructuring, during the three months ended October 27, 2001, we made a $2.1 million adjustment related to deferred compensation for stock options of terminated employees. We expect amortization of deferred stock compensation, in absolute dollars, to decrease over the next two quarters.

    In connection with our prior fiscal year acquisitions, no compensation expense was recorded during the three months ended January 26, 2002, compared to $17.6 million of compensation expense during the three months ended January 27, 2001. We amortized $0.5 million and $35.8 million, respectively, of compensation expense during the six months ended January 26, 2002 and January 27, 2001. In addition, in connection with our restructuring, we recorded an additional $2.7 million of compensation expense during the three months ended October 27, 2001. We do not expect any further compensation expense for the remainder of the fiscal year.

AMORTIZATION OF GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of Andover.Net, we amortized $3.2 million of intangibles during the three months ended January 26, 2002. In connection with the acquisitions of NetAttach, Andover.Net, and Precision Insight, we amortized $5.3 million of intangibles during the six months ended January 26, 2002. In addition, during the three months ended October 27, 2001, in connection with the restructuring plan approved in September 2001, we wrote-off an additional $30.6 million of goodwill and intangibles relating to our NetAttach and Precision Insight acquisitions due to the exit of the professional services and Linux software engineering businesses.

    In connection with the acquisitions of TruSolutions, Precision Insight, Andover.Net, BNW, and Life, we amortized $24.0 million and $47.4 million, respectively, of goodwill and intangibles during the three and six months ended January 27, 2001.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net, includes income from our cash investments, net of other expenses. Net interest and other income of $1.0 million and $2.1 million, respectively, for the three and six months ended January 26, 2002 decreased from $1.5 million and $3.7 million, respectively, when compared to the same period in the prior year. The decrease was primarily due to a lower cash balance and was partially offset by allocating the appropriate amount of our proportionate share of operating loss for the period from our VA Linux Japan operations to the minority stockholders of the joint venture. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

INCOME TAXES

    As of January 26, 2002, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carry-forwards expire at various dates through 2021 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

LIQUIDITY AND CAPITAL RESOURCES

    As of January 26, 2002, our principal sources of liquidity included cash and cash equivalents of $50.0 million, and marketable securities of $14.6 million. Cash and cash equivalents decreased $10.3 million to $50.0 million at January 26, 2002 from $60.3 million at July 28, 2001. This compares to cash and cash equivalents decrease of $57.1 million to $66.7 million during the six months ended January 27, 2001 from $123.8 million.

     For the six months ended January 26, 2002, we used $16.4 million in cash for operating activities, compared to $37.5 million for the six months ended January 27, 2001. This represents a decrease of 56.2% and is primarily due to a decrease in our net loss of $64.5 million for the six months ended January 26, 2002, compared to our net loss of $125.5 million for the six months ended January 27, 2001. This decrease in net loss was primarily due to our reduction in expenses through our restructuring and exiting the systems and services business. Non-cash items consisting primarily of depreciation and amortization of goodwill, non-cash restructuring, our proportionate loss of our VA Linux Japan investment, gain on the sale of our Japan investment, and amortization of deferred compensation were $43.2 million and $90.3 million for the six months end January 26, 2002 and January 27, 2001, respectively. Other operating activities during the six months ended January 26, 2002 consisted of a decrease in accounts receivable and accounts payable and an increase in other long-term liabilities. The decrease in both accounts receivable and payable reflects our lower revenue and exit from the systems business.

     For the six months ended January 26, 2002 we received $3.4 million in cash from investing activities from the sale of marketable securities, which was partially offset by the cash proceeds received on the partial sale of our VA Linux Japan investment and loss on the sale of net assets related to this investment. In the six months ended January 27, 2001, we used $22.5 million in cash for investing activities to acquire computer and facilities-related assets and to purchase short-term marketable securities, and for acquisition-related activities.

    For the six months ended January 26, 2002 and January 27, 2001, we generated $1.3 million and $2.7 million in cash from financing activities, respectively. In both six month periods, cash provided by financing activities was due to proceeds from the issuance of common stock, partially offset by payments on notes payable.

     For the six months ended January 26, 2002 exchange rate changes had a positive effect on cash and cash equivalents of $1.3 million.

As of January 26, 2002, we had outstanding letters of credit issued under the Line of Credit of approximately $2,300,000, primarily related to the corporate facility lease.

    Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances and credit facilities will be sufficient to fund our operations for at least the next 12 months. It is possible that we may require additional financing within this period, particularly if we elect to acquire complementary businesses or technologies, or if the general economic downturn continues to negatively affect revenues. However, we may require additional funding within this time frame, and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us, or at all. The factors described in this paragraph and other factors that may arise subsequently will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financing facilities, strategic relationships or other arrangements. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

CRITICAL ACCOUNTING POLICIES

    Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management's current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, and restructuring reserves for excess facilities for non-cancelable leases.

Revenue Recognition

    During the fourth quarter of fiscal 2001, and the first quarter of fiscal 2002, we announced and executed our plan to exit from our systems, and professional services and Linux software engineering services businesses and pursue the application software business.

    As discussed in Note 2 of the notes to the condensed consolidated financial statements, our revenue recognition policy related to the software business follows AICPA SOP 97-2, "Software Revenue Recognition," as amended, and was implemented in the fourth quarter of fiscal 2001. Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable.

    For perpetual licenses, we use the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include consulting services, maintenance and training. Revenue from non-essential consulting services is recognized as the work is performed based on fair value. When an agreement includes consulting services that are significant or essential to the functionality of the software, we use contract accounting for the entire arrangement, including license fees. Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). The unrecognized portion of amounts paid in advance for licenses and services are recorded as deferred revenue.

    For term arrangements, which include licenses and bundled PCS, we use ratable revenue recognition. To recognize revenue under ratable revenue recognition, the only undelivered element is PCS. If the term license agreement includes multiple elements (such as training and non-essential consulting services), then revenue is deferred until all elements except PCS are delivered, at which time revenue is recognized ratably over the remaining contract term.

    If the fee due from the customer is not fixed or determinable, revenues are recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. We consider all arrangements with payment terms longer than normal not to be fixed or determinable.

    Advertising revenues are derived from the sale of advertising space on our various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with EITF Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third party websites. Revenues for the three and six months ended January 26, 2002, included approximately $0.5 million and $1.0 million, respectively, of barter revenue. Revenues for the three and six months ended January 27, 2001, included approximately $0.7 million and $1.4 million, respectively, of barter revenue.

    From inception through June 27, 2001, we were a provider of Linux-based computer systems and services, Internet infrastructure and Open Source software services and OSDN, the Open Source Development Network.

    Our revenue recognition policy related to our former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, product revenues from the sale of Linux-based servers, components, and desktop computers were recognized when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed and determinable, and collectibility was probable. In general, revenue was recognized upon shipment of the goods. We generally did not grant to our customers any rights to return products. We provided allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, were recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts were recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. Any payments received prior to revenue recognition were recorded as deferred revenue. For the three and six months ended January 27, 2001, revenues from customer support services and professional service contracts were not material.

Amortization of Goodwill and Intangibles

    As discussed in Note 2 of the notes to the condensed consolidated financial statements, effective July 29, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, we no longer amortize goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million, based on anticipated goodwill amortization for fiscal 2002. Pursuant to SFAS No. 142, we will perform at least an annual assessment for impairment applying a fair-value based test.

    Intangible assets not subject to SFAS No. 142 are amortized on a straight-line basis over three to five years. We continually evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.

Restructuring Costs and Other Special Charges

    As discussed in Note 2 of notes to the condensed consolidated financial statements, we have recorded significant restructuring charges in connection with exiting our managed services, systems, and professional services and Linux software engineering services businesses initiated in the third and forth quarters of fiscal 2001, and the first quarter of fiscal 2002, respectively. A significant portion of these charges related to excess facilities primarily from non-cancelable leases (payments, unless we sublet completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary by material amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million per year, based on anticipated goodwill amortization for fiscal 2002. Pursuant to SFAS No. 142, the Company will perform at least an annual assessment for impairment applying a fair-value based test.

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

    In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides a single accounting model for disposition of long-lived assets. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.


RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS OF WHICH WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JULY 28, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

RISKS RELATED TO OUR SOFTWARE BUSINESS

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

WE ARE CONCENTRATING OUR EFFORTS ON THE SALES OF OUR SOURCEFORGE PRODUCTS, SO IF THESE PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE WE ARE LIKELY TO EXPERIENCE LARGER OPERATING LOSSES. We are directing nearly all of our product development efforts to the on-going development of the SourceForge CSD platform. The failure to achieve widespread market acceptance of SourceForge on a timely basis would adversely affect our business and operating results. The success of our SourceForge CSD platform is difficult to predict because CSD represents a new area of business for the computer software industry. There can be no assurance that we will be successful in marketing, upgrading and supporting our SourceForge products. Our failure to do so could adversely affect our business and operating results.

IF WE DO NOT DEVELOP AND ENHANCE OUR SOURCEFORGE PRODUCTS TO KEEP PACE WITH TECHNOLOGICAL, MARKET, AND INDUSTRY CHANGES, OUR REVENUES MAY DECLINE. Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software development industry. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product-development investments. If we fail to anticipate or respond adequately to technology developments, industry standards, or practices and customer requirements, or if we experience any significant delays in product development, introduction, or integration, our products may become obsolete or unmarketable, our ability to compete may be impaired, and our revenues may decline. We believe our continued success will become increasingly dependent on our ability to:

    o   support  multiple  platforms,   including  Linux,  commercial  UNIX  and
        Microsoft Windows;

    o   use the latest technologies to continue to support Web-based CSD; and

    o   continually   support  the  rapidly   changing   standards,   tools  and
        technologies used in software development.

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

IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL NOT MEET THE NEEDS OF OUR CUSTOMERS. For our business to succeed, we must effectively market and provide customer support for our SourceForge products. If we do not develop our customer support organization to meet the needs or expectations of customers, we face an increased risk that customers will purchase CSD software from other providers or forgo deployment of CSD platforms entirely, which would materially and adversely affect our operations.

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

WE MAY NOT BE ABLE TO COMPLETE OUR SALES CYCLE WITH PROSPECTIVE CUSTOMERS. We have achieved sales leads and other favorable indications from prospective customers. However, our ability to close sales cycles with our prospective customers varies significantly from customer to customer. Although we may have made favorable impressions with some customers and prospective customers who have shown interest in purchasing our products, we may not be able to successfully translate such interest into a final completed sales agreement for any number of reasons, including our customers' changing requirements, spending budgets and interest in purchasing our products. If we fail to turn our leads and impressions from prospective customers into purchases of our products by these customers, our revenues and results of operations will be significantly adversely affected.

RISKS RELATED TO COMPETITION WITHIN OUR INDUSTRY

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

IF WE FAIL TO ADEQUATELY MONITOR AND MINIMIZE OUR USE OF EXISTING CASH AND CREDIT FACILITIES, WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED OPERATIONS BEYOND FISCAL 2003. Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents, marketable securities and credit facilities, we may require additional capital to fund continued operations beyond fiscal 2003. We believe that our existing cash balances and credit facilities will be adequate to fund our operations beyond our fiscal year 2003, although there can be no assurances in this regard. We may require additional funding within this time frame, and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us, or at all. It is possible that we may require additional financing within this period, particularly if the general economic downturn continues to negatively affect revenues, or if we elect to acquire complementary businesses or technologies. The factors described in this paragraph, and other factors that may arise subsequently, will affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through public financing facilities, strategic relationships or other arrangements. Any additional equity financing may be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

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

During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and substantially increased our operating expenses. Throughout fiscal 2000, we continued to add a significant number of new employees. In early fiscal 2001, we again relocated to larger facilities. In February, June and August 2001, we substantially reduced our workforce such that as of January 26, 2002 we had 188 employees down from 551 employees as of January 31, 2001. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

    o economic conditions generally and in the specific industries in which our customers operate;

    o   demand for and market acceptance of our software and services;

    o reductions in the sales price of our software or software offered by our competitors;

    o our ability to develop, introduce and market new versions of our software and product enhancements that meet customer requirements in a timely manner.

Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

FAILURE TO MAINTAIN OR INCREASE OUR GROSS MARGIN WILL HARM OUR RESULTS OF OPERATIONS. Our gross margin may be adversely affected by decreases in the average selling prices of our software or increased costs of providing service and customer support. If we are unable to offset a decrease in the average selling prices of our existing products by developing and introducing products and services with higher margins, our gross margin will suffer.

For more information related to our costs associated with software development and our gross margin, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations."

We from time to time make internal estimates as to future operating results, which are used for various purposes, including establishing reserves. Should our operating results fall short of our internal estimates, or the other bases for our reserves adversely change, our gross margin will suffer as we increase reserves or take other appropriate actions.

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

    Factors that may cause quarterly fluctuations in our operating results include, but are not limited to:

    o   the discretionary nature of our customers' purchase and budget cycles;

    o   difficulty predicting the size and timing of customer orders;

    o   long sales cycles;

    o   seasonal variations in operating results;

    o   introduction  or  enhancement  of  our  products  or  our   competitors'
        products;

    o changes in our pricing policies or the pricing policies of our competitors;

    o   an increase in our operating costs;

    o   whether we are able to expand our sales and marketing programs;

    o   the mix of our products and services sold;

    o   the level of sales incentives for our direct sales force;

    o   unfavorable economic conditions in the technology industry;

    o   decreased spending on technology due to adverse economic conditions;

    o   changes in accounting pronouncements applicable to us;

    o the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

    o   the introduction of competitive products by existing or new competitors;

    o   end-of-period  buying patterns of foreign and domestic software markets;
        and

    o   the market's transition between new releases of operating systems.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $9.6 million for our fiscal second quarter ended January 26, 2002, primarily due to the general economic slowdown and our restructuring, and we had an accumulated deficit of $699.4 million as of January 26, 2002. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We do not expect to generate sufficient revenues to achieve profitability and, therefore, we expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

FUTURE GUIDELINES AND INTERPRETATIONS REGARDING SOFTWARE REVENUE RECOGNITION COULD HAVE A MATERIAL IMPACT ON OUR BUSINESS. In October 1997, the AICPA issued SOP No. 97-2, "Software Revenue Recognition" which superceded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides further revenue recognition guidance. We adopted SAB No. 101, as amended, and SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9 in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on our consolidated financial position, results of operations or cash flows. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, we may be required to change our revenue recognition policies and business practices and such changes could have a material adverse effect on our business, results of operations or financial position.

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

    The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 26, 2002. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)
                                                Maturing          Maturing within
                                         within three months three months to one year
                                         ------------------- ------------------------
   As of January 26, 2002
   Cash equivalents                           $  17,989
       Weighted-average interest rate              2.13%
   Short-term investments                                           $  14,608
       Weighted-average interest rate                                    3.40%


    We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    Starting on January 12, 2001, we and two of our officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York (the "Actions"). The first of the Actions is captioned Makaron v. VA Linux Systems, Inc. et al., No. 01 CIV. 0242. The Court has since consolidated the Actions, appointed a lead plaintiff and approved lead plaintiffs' selection of lead counsel. Lead plaintiff has filed a consolidated complaint (the "Complaint") with the Court. The Complaint alleges claims against us, two of our officers, and/or Credit Suisse First Boston ("CSFB"), the lead underwriter of our December 9, 1999 initial public offering ("IPO"), under Sections 11 and 15 of the Securities Act of 1933, as amended. The Complaint also alleges claims solely against CSFB under
Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. The Complaint seeks unspecified damages on behalf of persons who purchased our stock during the period from December 9, 1999 through December 6, 2000.

    From January 2001 to the present, more than three hundred actions have been filed against other issuers, and certain of such issuers' IPO underwriters, making similar allegations regarding such issuers' IPOs. On August 8, 2001, all pending cases against all underwriters and issuers were coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92, and reassigned to Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York. The time for defendants to move to dismiss the Complaint is presently adjourned pending further instruction from Judge Scheindlin. We believe that the claims against us and our two officers are without legal merit and intend to defend them vigourously.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     We held our Annual Meeting of Stockholders on December 5, 2001 at the Westin Hotel located at 5101 Great America Parkway, Santa Clara, California, 95054. Of the 53,744,815 shares of common stock outstanding as of October 8, 2001 (the record date), 38,506,733 shares (71.65%) were present or represented by proxy at the meeting.


1.       The table below presents the results of the election of two Class II directors to our board of directors:

---------------------------------------------- -------------------------------------------- ----------------------------------------
Name                                           For                                          Against
---------------------------------------------- -------------------------------------------- ----------------------------------------
Eric S. Raymond                                38,197,519                                   309,214
---------------------------------------------- -------------------------------------------- ----------------------------------------
Carl Redfield                                  38,229,069                                   277,664
---------------------------------------------- -------------------------------------------- ----------------------------------------

2.       The table below presents the results of the voting regarding the proposal to change our name to VA Software Corporation:

----------------------------------------------- ------------------------------------------- ----------------------------------------
For                                             Against                                     Abstain
----------------------------------------------- ------------------------------------------- ----------------------------------------
38,039,651                                      425,529                                     41,553
----------------------------------------------- ------------------------------------------- ----------------------------------------

3.       The table below presents the results of voting  regarding the proposal to amend our 1999 Director  Option Plan as set forth in our 2001 Proxy Statement:

---------------------------------------------- -------------------------------------------- ----------------------------------------
For                                            Against                                      Abstain
---------------------------------------------- -------------------------------------------- ----------------------------------------
37,065,395                                     1,347,411                                    93,926
---------------------------------------------- -------------------------------------------- ----------------------------------------

4.       The table below presents the results of voting  regarding  ratification  of the  appointment of Arthur  Andersen LLP as our independent accountants for our fiscal year ended July 27, 2002.

---------------------------------------------- -------------------------------------------- ----------------------------------------
For                                            Against                                      Abstain
---------------------------------------------- -------------------------------------------- ----------------------------------------
38,372,286                                     86,495                                       47,953
---------------------------------------------- -------------------------------------------- ----------------------------------------



ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
None.

(b) Reports on Form 8-K

     (i) On November 26, 2001, we filed a current report on Form 8-K to report a press release dated November 20, 2001 announcing our financial results for our first quarter ended October 27, 2001.

                                                VA Software Corp.

                                                March 11, 2002


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               VA SOFTWARE CORP.

DATE: March 11, 2002           BY: /s/ Larry M. Augustin
                                   ---------------------------------------------
                                    Larry M. Augustin
                                    Chairman and Chief Executive Officer

DATE: March 11, 2002           BY: /s/ Kathleen R. McElwee
                                   ---------------------------------------------
                                    Kathleen R. McElwee
                                    Vice President and Chief Financial Officer