Form 10-Q
period 2002-04-27
VA SOFTWARE CORP
filed 2002-06-10
CIK 1096199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 27, 2002

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

                                   Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Title Of Class                        Outstanding At May 31, 2002
           --------------                        ---------------------------
   Common Stock, $0.001 par value                        54,135,873

================================================================================

                                      VA Software Corporation and Subsidiaries

                                                 TABLE OF CONTENTS


                                                                                                          Page No.
                                                                                                          --------
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements                                                                              3

            Condensed Consolidated Balance Sheets at April 27, 2002 and July 28, 2001                         3

            Condensed Consolidated Statements of Operations for the three and nine months ended April
            27, 2002 and April 28, 2001                                                                       4

            Condensed Consolidated Statements of Cash Flows for the nine months ended April 27, 2002
            and April 28, 2001                                                                                5

            Notes to Condensed Consolidated Financial Statements                                              6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations            12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                       28

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                29

Item 2.     Changes in Securities and Use of Proceeds                                                        29

Item 3.     Defaults Upon Senior Securities                                                                  29

Item 4.     Submission of Matters to a Vote of Security Holders                                              29

Item 5.     Other Information                                                                                29

Item 6.     Exhibits and Reports on Form 8-K                                                                 29

Signatures

Part I. Financial Information

Item 1. Financial Statements

                             VA SOFTWARE CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  April 27,     July 28,
                                                                    2002          2001
                                                                 ---------      ---------
                                                                (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                      $  41,776      $  58,097
  Marketable securities                                             16,190         22,595
  Accounts receivable, net                                             541         10,107
  Inventories, net                                                     239            343
  Prepaid expenses and other current assets                          1,111          3,895
                                                                 ---------      ---------
    Total current assets                                            59,857         95,037
Property and equipment, net                                          8,511         17,703
Intangible assets, net                                              13,949          7,616
Goodwill, net                                                        3,582         49,114
Restricted cash                                                      2,250          2,250
Other assets                                                         1,592          1,313
                                                                 ---------      ---------
    Total assets                                                 $  89,741      $ 173,033
                                                                 =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                               $      83      $     756
  Accounts payable                                                   2,267         14,319
  Accrued restructuring liabilities                                  2,458          3,135
  Accrued liabilities and other                                     11,519         15,283
                                                                 ---------      ---------
    Total current liabilities                                       16,327         33,493
Notes payable, net of current portion                                 --               42
Accrued restructuring liabilities, net of current portion           14,534          6,378
Other long-term liabilities                                            957          1,366
Minority interest                                                       --          5,392
                                                                 ---------      ---------
    Total liabilities                                               31,818         46,671
                                                                 ---------      ---------

Stockholders' equity:
  Common stock                                                          54             54
  Additional paid-in capital                                       765,456        768,793
  Deferred stock compensation                                         (396)        (6,108)
  Accumulated other comprehensive loss                                 (38)        (1,490)
  Accumulated deficit                                             (707,153)      (634,887)
                                                                 ---------      ---------
    Total stockholders' equity                                      57,923        126,362
                                                                 ---------      ---------
                                                                 $  89,741      $ 173,033
                                                                 =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VA SOFTWARE CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                      Three Months Ended        Nine Months Ended
                                                   ----------------------    ----------------------
                                                   April 27,     April 28,    April 27,    April 28,
                                                     2002          2001         2002         2001
                                                   ---------    ---------    ---------    ---------
                                                          (unaudited)               (unaudited)
Net revenues                                       $   5,140    $  20,334    $  15,770    $ 118,909
Cost of revenues                                       2,779       25,129        9,032      118,239
                                                   ---------    ---------    ---------    ---------
  Gross profit (loss)                                  2,361       (4,795)       6,738          670
Operating expenses:
  Sales and marketing                                  2,961        9,690       10,453       32,715
  Research and development                             1,349        4,817        6,192       14,389
  General and administrative                           2,619        4,787        9,521       18,251
  Restructuring costs and other special charges           35       43,386       44,991       43,386
  Amortization of deferred stock compensation             89       19,911        1,633       61,090
  Amortization of goodwill and intangible assets       3,214       23,970        8,518       71,383
                                                   ---------    ---------    ---------    ---------
      Total operating expenses                        10,267      106,561       81,308      241,214
                                                   ---------    ---------    ---------    ---------
Loss from operations                                  (7,906)    (111,356)     (74,570)    (240,544)
Interest and other income, net                           177        1,701        2,304        5,394
                                                   ---------    ---------    ---------    ---------
Net loss                                           $  (7,729)   $(109,655)   $ (72,266)   $(235,150)
                                                   =========    =========    =========    =========
Basic and diluted net loss per share               $   (0.15)   $   (2.21)   $   (1.37)   $   (4.93)
                                                   =========    =========    =========    =========
Shares used in computing basic                        53,210       49,629       52,889       47,686
  and diluted net loss per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VA SOFTWARE CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Nine Months Ended
                                                               ----------------------
                                                                April 27,    April 28,
                                                                  2002         2001
                                                               ---------    ---------
                                                               (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (72,266)   $(235,150)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation and amortization                                 11,914       74,674
    Provision for bad debts                                       (1,069)          --
    Provision for excess and obsolete inventory                   (2,003)          --
    Loss on disposal of assets                                      (360)           9
    Proportionate share of net losses in Japan investment          2,012           --
    Minority interest of Japan loss                                 (496)          --
    Gain on sale of Japan investment                                (432)          --
    Amortization of deferred compensation expense                  1,633       61,089
    Non-cash restructuring costs and other special charges        36,230       41,872
    Changes in assets and liabilities:
      Accounts receivable                                         10,401       17,220
      Inventories                                                    710       (7,267)
      Prepaid expenses and other assets                            2,131       (7,528)
      Accounts payable                                           (11,677)     (10,236)
      Accrued restructuring liabilities                              253          379
      Accrued liabilities and other                               (4,878)       3,195
      Other long-term liabilities                                  6,818          854
    Other, net                                                        --       (1,235)
                                                               ---------    ---------
        Net cash used in operating activities                    (21,079)     (62,124)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 544      (13,877)
  Sale of short-term investments                                   4,733       20,334
  Purchase of intangible assets                                       --       (1,929)
  Businesses acquired, net of cash acquired                           --       (1,346)
  Cash proceeds on sale of Japan investment                        5,059           --
  Sale of net assets related to Japan investment                  (8,494)          --
  Other, net                                                         103         (445)
                                                               ---------    ---------
        Net cash provided by investing activities                  1,945        2,737
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                         (231)      (1,579)
  Proceeds from issuance of common stock, net                      1,695        4,119
                                                               ---------    ---------
        Net cash provided by financing activities                  1,464        2,540
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       1,349           --
Decrease in cash and cash equivalents                            (16,321)     (56,847)
Cash and cash equivalents, beginning of period                    58,097      121,599
                                                               ---------    ---------
Cash and cash equivalents, end of period                       $  41,776    $  64,752
                                                               =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VA SOFTWARE CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by VA Software Corp. ("VA" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The consolidated financial statements and the accompanying notes, however, should be read in conjunction with VA's audited consolidated financial statements and the notes thereto included in VA's Annual Report on Form 10-K for the fiscal year ended July 28, 2001, filed with the SEC on October 19, 2001. The condensed consolidated balance sheet as of July 28, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

     The results of operations for the three and nine months ended April 27, 2002 and April 28, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 27, 2002.

Note 2 - Significant Accounting Policies

Use of Estimates in Preparation of Consolidated Financial Statements

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated. Actual results could differ from those estimates.

Principles of Consolidation

     These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain, which is included in other income in the Company's condensed consolidated statements of operations. Therefore, the consolidated financials do not include VA Linux Japan as of January 11, 2002. The minority interest included in the results of operations for VA Linux Japan have not been material for any period presented and have been recorded in other income in the accompanying statements of operations. The minority interest of VA Linux Japan is reflected separately in the balance sheet outside of stockholders' equity for the period ended July 28, 2001. The operations of VA Linux Japan primarily related to our former systems and services business.

     On March 29, 2002, VA Linux Japan repurchased 10,000 shares of its outstanding stock from a third party other than the Company, thereby decreasing the number of shares outstanding and increasing the Company's investment to approximately 19%.

Revenue Recognition

     During the fourth quarter of fiscal 2001, the Company announced and substantially completed its plan to exit from its Linux-based systems business to pursue the application software business. In the first quarter of fiscal 2002, VA completed its exit from its Linux-based systems business and announced and completed its exit from its professional services and Linux software engineering services businesses.

     The Company's revenue recognition policy related to the software business follows American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and was implemented in the fourth quarter of fiscal 2001. Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable, and collectibility is reasonably assured.

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

     Advertising revenues are derived from the sale of advertising space on the Company's various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of the Company's online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party websites. Revenues for the three and nine months ended April 27, 2002, included approximately $0.5 million and $1.5 million, respectively, of barter revenue. Revenues for the three and nine months ended April 28, 2001, included approximately $0.7 million and $2.1 million, respectively, of barter revenue.

     From inception through June 27, 2001, the Company was a provider of Linux-based computer systems and services, Internet infrastructure and Open Source software services and OSDN, the Open Source Development Network.

     The Company's revenue recognition policy related to its former Linux-based systems business followed SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, product revenues from the sale of Linux-based servers, components, and desktop computers were recognized when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed and determinable, and collectibility was probable. In general, revenue was recognized upon shipment of the goods. The Company generally did not grant to its customers any rights to return products. The Company provided allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, were recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts were recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. Any payments received prior to revenue recognition were recorded as deferred revenue. For the three and nine months ended April 27, 2001, revenues from customer support services and professional service contracts were not material.

Inventories

     Inventories consist of finished goods related to OSDN and are stated at the lower of cost or market at April 27, 2002 and July 28, 2001. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures, it is possible that estimates of net realizable value could change.

Goodwill and Intangible Assets

     Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million per year, based on anticipated goodwill amortization for fiscal 2002. Pursuant to SFAS No. 142, the Company tests goodwill for impairment. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with the Company's determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill was tested for impairment during the quarter ended April 27, 2002. First, the Company determined if its carrying amount exceeded its "fair value", which would indicate that goodwill may be impaired. If the Company had determined that goodwill was impaired, the Company would have compared the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there was an impairment loss. As a result of the impairment test, The Company determined it does not have any goodwill that it considers to be impaired.

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

     The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

                                  As of April 27, 2002             As of April 26, 2001
                                  --------------------             --------------------
                              Gross Carrying   Accumulated    Gross Carrying    Accumulated
                                  Amount      Amortization        Amount       Amortization
                                ---------       ---------       ---------       ---------

Domain and trade names          $     890       $    (808)      $     960       $    (811)
Purchased technology               38,400         (24,533)         53,278         (15,712)
Customer list                          --              --           2,100            (759)
                                ---------       ---------       ---------       ---------

      Total intangible assets      39,290         (25,341)         56,338         (17,282)

Goodwill                           87,861         (84,279)        328,798         (71,300)
                                ---------       ---------       ---------       ---------
                                $ 127,151       $(109,620)      $ 385,136       $ (88,582)
                                =========       =========       =========       =========

     The aggregate amortization expense of intangible assets, net of restructuring charges was $3.2 million and $8.5 million for the three and nine months ending April 27, 2002, respectively. The aggregate amortization expense of intangible assets, net of restructuring charges was $4.2 million and $14.3 million for the three and nine months ending April 28, 2001, respectively. The estimated total amortization expense of acquired intangible assets is $10.7 million and $12,700 for the fiscal years ending 2003 and 2004, respectively.

     The changes in the carrying amount of goodwill for the three and nine month periods ended April 27, 2002, and April 28, 2001 are as follows (in thousands):


                                                 Three Months Ended
                                           -------------------------------
                                           April 27,           April 28,
                                             2002                  2001
                                           ---------            ---------

Balance as of January                      $   3,582            $ 280,658
Amortization in the period                        --              (19,860)
Write-off of goodwill                             --               (3,300)

                                           ---------            ---------
Balance as of April                        $   3,582            $ 257,498
                                           =========            =========


                                                 Nine Months Ended
                                           -------------------------------
                                           April 27,            April 28,
                                             2002                  2001
                                           ---------            ---------

Balance as of July                         $  49,114            $ 313,640
Amortization in the period                        --              (57,173)
Goodwill additions                                45                4,331
Write-off of goodwill                        (45,577)              (3,300)

                                           ---------            ---------
Balance as of April                        $   3,582            $ 257,498
                                           =========            =========


     The following table presents the effects on net loss and basic and diluted net loss per share if the Company had followed the amortization provisions of SFAS No. 142 for all periods presented (in thousands, except per share data):

                                                                Three Months Ended                      Nine Months Ended
                                                      -------------------------------------  ------------------------------------
                                                        April 27, 2002     April 28, 2001      April 27, 2002      April 28, 2001
                                                      ------------------ ------------------  ------------------  ----------------
Net loss:
     As reported                                          $   (7,729)        $ (109,655)         $  (72,266)         $ (235,150)
                                                          ===========        ==========          ==========          ==========
     Add:  goodwill amortization                                  --             19,860                  --              57,173
                                                          ----------         ----------          ----------          ----------
          Adjusted net loss                               $   (7,729)        $  (89,795)         $  (72,266)         $ (177,977)
                                                          ===========        ==========          ==========          ==========
Basic and diluted net loss per share                      $    (0.15)        $    (1.81)         $    (1.37)         $    (3.73)
                                                          ==========         ==========          ==========          ==========
Weighted-average shares of common stock outstanding           53,288             51,652              53,209              50,791
Less: Weighted-average shares subject to repurchase              (78)            (2,023)               (320)             (3,105)
                                                          ----------         ----------          ----------          ----------
Shares used in computing basic and diluted net loss
 per share                                                    53,210             49,629              52,889              47,686
                                                          ==========         ==========          ==========          ==========

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

During the third quarter of fiscal 2002, the Company recorded additional restructuring charges associated with the exiting of a sublease agreement of $655K, offset by reversals of excess restructuring accruals related to prior periods of $620K.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                       Charged To        Charged To
                                                    Total Charged      Operations        Operations       Total      Restructuring
                                                    To Operations    Quarter Ended      Quarter Ended      Cash      Liabilities at
                                                     Fiscal 2001    October 27, 2001   April 27, 2002    Payments    April 27, 2002
                                                     -----------    ----------------   --------------    --------    --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities                           $    2,159       $    (510)       $     (300)     $   (1,219)     $      130
  Facilities charges                                        6,584           8,115               191           1,977          16,867
  Employee severance and other related charges              3,498           1,265                --          (4,768)             (5)
                                                       ----------       ---------        ----------      ----------      -----------
      Total cash provisions                                12,241           8,870              (109)     $   (4,010)     $   16,992
                                                       ----------       ---------        ----------      ==========      ==========
Non-cash:
  Write-off of goodwill and intangibles                    59,723          30,632                --
  Write-off of other special charges relating to
    restructuring activities                                4,434           4,782               464
  Write-off of accelerated options from
    terminated employees                                    1,352              --                --
  Acceleration of deferred stock compensation              35,728             672              (320)
                                                       ----------       ---------        ----------
      Total non-cash                                      101,237          36,086               144
                                                       ----------       ---------        ----------
      Total                                            $  113,478       $  44,956        $       35
                                                       ==========       =========        ==========

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):


                                                                Three Months Ended                      Nine Months Ended
                                                      -------------------------------------  ------------------------------------
                                                        April 27, 2002     April 28, 2001      April 27, 2002      April 28, 2001
                                                      ------------------ ------------------  ------------------  ----------------
Net loss attributable to common stockholders              $   (7,729)        $ (109,655)         $  (72,266)         $ (235,150)
                                                          ==========         ==========          ==========          ==========
Basic and diluted net loss per share                      $    (0.15)        $    (2.21)         $    (1.37)         $    (4.93)
                                                          ==========         ==========          ==========          ==========
Weighted-average shares of common stock outstanding           53,288             51,652              53,209              50,791
Less: Weighted-average shares subject to repurchase              (78)            (2,023)               (320)             (3,105)
                                                          ----------         ----------          ----------          ----------
Shares used in computing basic and diluted net loss
 per share                                                    53,210             49,629              52,889              47,686
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

Note 6 - Segment Reporting

     Through June 27, 2001,  the Company had two reportable  business  segments:
Systems and Services and the Open Source Development Network, Inc. ("OSDN"), which was formerly known as Andover.Net, Inc. ("Andover.Net"). The Systems and Services segment consisted of a broad line of Linux systems and Open Source services, including system architecture design and integration, development of Open Source software and managed services. The OSDN segment helps customers develop, distribute and discuss Open Source software. The Company allocated resources to and evaluated the performance of its segments based on each segment's revenue. As a result of the Company's decision to exit the systems business in the fourth quarter of fiscal 2001, effective July 29, 2001, the Company operates as one business segment, providing application software products and related OSDN products and services. For the three and nine months ended April 27, 2002, revenue from the Company's single business segment was $5.1 million and $15.8 million, respectively. For the three and nine months ended April 28, 2001, revenue from OSDN was $3.3 million and $12.4 million, respectively, and revenue from the Systems and Services segment was $17.0 million and $106.5 million, respectively. The accounting policies of these segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

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

Note 8 - Customer Concentration

     For the three and nine months ended April 27, 2002, Intel, which represented 19.7% and 19.2%, of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues. For the three and nine months ended April 28, 2001, Akamai Technologies, which represented 26.2 % and 23.9%, of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

Note 9 - Line of Credit

     In September 2001, the Company amended its loan and security agreement with a bank. In accordance with the amended agreement, the committed revolving line of credit was reduced from $10,000,000 to $7,500,000. The amount available for borrowing is not to exceed the committed revolving line, less any outstanding letters of credit issued under the line of credit, which is not to exceed $3,000,000. If the sum of outstanding advances plus the face amount of all outstanding letters of credit exceeds $4,000,000, then advances are not to exceed the lesser of (i) the committed revolving line or (ii) 70% of eligible accounts receivables, minus in each case the face amount of all outstanding letters of credit. Total borrowings as of April 27, 2002 and July 28, 2001 were zero. Borrowings under the amended agreement mature on April 30, 2002.

Note 10 - Litigation

     The Company is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimatable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

Note 11 - Subsequent Events

     In May 2002, the Company amended its loan and security agreement with a bank. In accordance with the amended agreement, the committed revolving line of credit was reduced from $7,500,000 to $5,000,000. The amount available for borrowing is not to exceed the committed revolving line, less any outstanding letters of credit issued under the line of credit, which is not to exceed $3,000,000. If the sum of outstanding advances plus the face amount of all outstanding letters of credit exceeds $4,000,000, then advances are not to exceed the lesser of (i) the committed revolving line or (ii) 70% of eligible accounts receivables, minus in each case the face amount of all outstanding letters of credit. Borrowings under the amended agreement mature on June 30, 2002.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as "intends," "expects," "believes," "in our view," and variations of such words and similar expressions, are intended to identify such forward looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of, collaborative software development; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge(TM); management's strategy, plans and objectives for future operations; the impact of our restructuring, reductions in force and new business model on our operating expenses and the amount of cash utilized by operations each quarter; our intentions and strategies regarding customers and customer relationships; our intent to continue to invest significant resources in software development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; sufficiency of our existing cash resources; our accounting policies and investments and cash generated from operations to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

     The following discussion and analysis should be read in conjunction with the section entitled "Risk Factors," as well as the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and our other filings with the SEC made from time to time.

Overview

     Since June 2001, we have evolved into an application software company by exiting our businesses related to hardware, professional services and Linux software engineering services. We made this strategic decision in order to allow us to focus on our SourceForge collaborative software development (CSD) platform, comprised of SourceForge Enterprise Edition and SourceForge Portal Edition. As a reflection of the change in our business, at our December 5, 2001 annual meeting, our stockholders approved the change of our name to "VA Software Corporation." The name change was effective immediately.

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

     Increasing demand from customers in the Internet infrastructure and "dot-com" markets fueled our growth through the first quarter of fiscal 2001. Thereafter, the market for our systems products and professional services declined significantly due in large part to the continued slowdown in technology spending as compared to the general economy, which resulted in downturns in, and reduced availability of capital for, our Internet infrastructure and "dot-com" customers. This decline had a significant negative effect on our sales, margins and operating losses. We endeavored to market our products to larger "enterprise" customers, but were unable to make sufficient progress to build a sustainable business in the midst of a slowing economy and fierce competition from incumbent hardware vendors that were moving into the Linux market.

     Rather than continue with a business model that was not going to enable us to achieve profitability and would significantly decrease our cash levels, on June 27, 2001 we announced our strategic decision to exit the hardware systems business and pursue our application software business. As a result, by July 28, 2001, we had eliminated our manufacturing organization, except for a small number of employees handling certain continuing obligations to systems customers, primarily in the area of hardware service and support. During the first quarter of fiscal 2002, we also made the strategic decision to exit the professional services and Linux software engineering services businesses in order to focus on our SourceForge application software business. By exiting these businesses, we reduced our "cash burn" during the first three quarters of fiscal 2002. We reported an additional restructuring charge during the first quarter of fiscal 2002 to account for the costs associated with this restructuring.

     We changed our business strategy and restructured to focus on the application software business and devoted our resources to develop and market the SourceForge CSD platform. SourceForge is a relatively new product and additional development and enhancements are expected in the future. An important part of our SourceForge strategy is OSDN, a suite of web properties targeting the IT and Open Source development communities. It includes the SourceForge.net site, the largest reference for our SourceForge products. OSDN benefits our commercial SourceForge CSD products through product advertising on the web sites, sales leads from users of SourceForge.net and other OSDN web properties and the credibility derived from SourceForge.net as a reference site.

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

Results of Operations

     We believe that the application of accounting standards is central to a company's reported financial position, results of operations and cash flows. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We review our annual and quarterly results, along with key accounting policies, with our audit committee prior to the release of financial results. In addition, we have not entered into any significant transactions with related parties. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

     The comparison of fiscal 2002 current period operating results to fiscal 2001 prior period results principally reflects the dramatic effects from the change of our business from hardware and services to applications software, as discussed above. Accordingly, there is very little meaningful trend data to be taken from the comparison per se. We have completed three quarters of operations as an applications software company, and accordingly have a very short operating history in our current business. While we believe that we are making good progress in our new business, a substantial majority of our revenues continues to be derived from OSDN and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, which we have identified in detail in the "Risk Factors" section below.

     The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included in this Quarterly Report.

                                                               Three Months Ended                        Nine Months Ended
                                                    ---------------------------------------  ---------------------------------------
                                                          April 27,            April 28,           April 27,           April 28,
                                                            2002                 2001                2002                2001
                                                    -------------------  ------------------- ------------------- -------------------
Net revenues                                                100.0%               100.0%              100.0%              100.0%
Cost of revenues                                             54.1                123.6                57.3                99.4
                                                           ------               ------              ------              ------
  Gross margin                                               45.9                (23.6)               42.7                 0.6
Operating expenses:
  Sales and marketing                                        57.6                 47.7                66.3                27.5
  Research and development                                   26.2                 23.7                39.3                12.1
  General and administrative                                 51.0                 23.5                60.4                15.3
  Restructuring costs and other special charges               0.7                213.4               285.3                36.5
  Amortization of deferred stock compensation                 1.7                 97.9                10.4                51.4
  Amortization of goodwill and intangible assets             62.5                117.9                54.0                60.0
                                                           ------               ------              ------              ------
    Total operating expenses                                199.7                524.1               515.7               202.8
                                                           ------               ------              ------              ------
Loss from operations                                       (153.8)              (547.7)             (473.0)             (202.2)
Interest and other income, net                                3.4                  8.4                14.6                 4.5
                                                           ------               ------              ------              ------
    Net loss                                               (150.4)%             (539.3)%            (458.4)%            (197.7)%
                                                           ======               ======              ======              ======

Three and Nine Months Ended April 27, 2002 and April 28, 2001

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

     Revenue related to our current software  business is recognized as follows:
Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable, and collectibility is reasonable assured.

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

     Net revenues decreased to $5.1 million in the third quarter of fiscal 2002 from $20.3 million in the same period of the prior year. The $15.2 million decrease in net revenues was due primarily to the exiting of the systems and services business segment. During the third quarter of fiscal 2001, systems and services revenue contributed $17.0 million, which represented 83.8% of total net revenue. Of the $5.1 million in revenue in the third quarter of fiscal 2002, $0.7 million relates to our exited businesses. Revenue for the third quarters of fiscal 2002 and 2001 included approximately $0.5 million and $0.7 million, respectively, of barter revenue arising from web advertising.

     Net revenues decreased to $15.8 million for the nine months ended April 27, 2002 from $118.9 in the same period of the prior year. The $103.1 million decrease in net revenues was due primarily to the exiting of the systems and services business segment. In the nine months ended April 27, 2001, systems and services revenue contributed $106.5 million, which represented 89.6% of total revenue. Of the $15.8 million in revenue for the nine months ended April 27, 2002, $3.1 million relates to our exited business. Revenue for the nine months ended April 27, 2002 and April 28, 2001, included approximately $1.5 million and $2.1 million, respectively, of barter revenue arising from web advertising. While we believe that we are making good progress in our new business, a substantial majority of our revenues continues to be derived from OSDN and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets.

     For the three and nine months ended April 27, 2002, Intel, which represented 19.7% and 19.2%, of our net revenues, respectively, was the only customer that accounted for more than 10% of our net revenues. For the three and nine months ended April 28, 2001, Akamai Technologies, which represented 26.2% and 23.9%, respectively, of our net revenues, was the only customer that accounted for more than 10% of our net revenues.

Cost of Revenues

     Cost of revenues decreased to $2.8 million in the third quarter of fiscal 2002 from $25.1 million in the same period of the prior year. The decrease was primarily due to our exiting of our systems and services businesses. Gross margin increased as a percentage of revenue to 45.9% in the third quarter of fiscal 2002 from (23.6%) in the same period of the prior year. Cost of revenues decreased to $9.0 million for the nine months ended April 27, 2002 from $118.2 million for the same period of the prior year. Gross margin increased as a percentage of revenue to 42.7% for the nine months ended April 27, 2002, from 0.6% for the same period of the prior year. The increase in gross margin as a percentage of net revenue was due primarily to the exiting of the systems business and an inventory provision of $17.4 million in fiscal 2001 to establish a reserve for excess material. Cost of revenues for the nine months ended April 27, 2002 included restructuring charges of $0.8 million related to a workforce reduction, which mostly consisted of severance and other related costs attributable to 36 former employees primarily from exiting our professional services business, offset by the reversal of over-accruals for excess inventory of $2.0 million, and warranty reserves of $0.7 million, and other cost of revenue expenses of $0.3 million. We expect cost of revenues to remain relatively constant or slightly increase in absolute dollars in the future.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

     Sales and marketing expenses decreased to $3.0 million in the third quarter of fiscal 2002 from $9.7 million in the same period of the prior year. The decrease in absolute dollars was due to the exiting of our systems and services business, which accounted for a $7.6 million reduction, partially offset by an increase in spending due to the shift in resources to our software business. Headcount in sales and marketing decreased to 44 in the third quarter of fiscal 2002 from 112 in the same period of the prior year. Sales and marketing expenses as a percentage of net revenues increased to 57.6% in the third quarter of fiscal 2002 from 47.7% in the same period of the prior year. This increase was primarily due to our significantly decreased revenue.

     Sales and marketing expenses decreased to $10.5 million in the nine months ended April 27, 2002 from $32.7 million in the same period of the prior year. The decrease in absolute dollars was due to the exiting of our systems and services business, which was partially offset by the shift in resources to our software business. Sales and marketing expenses as a percentage of net revenues increased to 66.3% for the nine months ended April 27, 2002 from 27.5% for the same period of the prior year. This increase was primarily due to our significantly decreased revenue. We believe our sales and marketing expenses to support our SourceForge business will continue to increase in absolute dollars as we intend to continue to grow our sales force.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

     Research and development expenses decreased to $1.3 million in the third quarter of fiscal 2002 from $4.8 million in the same period of the prior year. The decrease in absolute dollars was due to the exiting of the systems business, which accounted for a $4.2 million reduction, partially offset by an increase in spending as a result of our decision to focus on our software business. Research and development expenses as a percentage of net revenues increased to 26.2% in the third quarter of fiscal 2002 from 23.7% for the same period of the prior year. The increase in research and development costs as a percentage of revenue was primarily due to our significantly decreased revenue.

     Research and development expenses decreased to $6.2 million for the nine months ended April 27, 2002 from $14.4 million for the same period of the prior year. Research and development expenses as a percentage of net revenues increased to 39.3% for the nine months ended April 27, 2002 from 12.1% for the same period of the prior year. We expect research and development expenses to increase slightly through the current fiscal year as we continue to staff the research and development department for our application software business.

General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, and professional fees for accounting and legal services.

     General and administrative expenses decreased to $2.6 million in the third quarter of fiscal 2002 from $4.8 million in the same period of the prior year. The decrease in absolute dollars was primarily due to a decrease in administrative personnel due to our exiting the system and services businesses and exiting our European operations. Headcount in general and administrative decreased to 37 in the third quarter of fiscal 2002 from 84 in the same period of the prior year. General and administrative expenses as a percentage of net revenues increased to 51% for the third quarter of fiscal 2002 from 23.5% for the same period of the prior year. The increase as a percentage of net revenues was primarily due to our significantly decreased revenue.

     General and administrative expenses decreased to $9.5 million for the nine months ended April 27, 2002, from $18.3 million for the same period of the prior year. General and administrative expenses for the nine months ended April 27, 2002 included the reversal of excess bad debt provisions related to previous restructuring charges of $0.9 million. General and administrative expenses for the nine months ended April 28, 2001 included a one-time provision for bad debts of $2.5 million related to restructuring charges. Excluding restructuring charges, the decrease in absolute dollars was primarily due to a decrease in administrative personnel due to our exiting the system and services businesses and exiting our European operations. General and administrative expenses as a percentage of net revenues increased to 60.4 % for the nine months ended April 27, 2002 from 15.3% for the same period of the prior year. The increase as a percentage of net revenues was primarily due to our significantly decreased revenue. We do not intend to increase our current level of spending to support our infrastructure, and, as a result we expect general and administrative expenses to be relatively constant to the current quarter spending, excluding one-time provisions, in absolute dollars in the future.

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

     During the third quarter of fiscal 2002, we recorded additional restructuring charges associated with the exiting of a sublease agreement of $655K, offset by reversals of excess restructuring accruals related to prior periods of $620K.


Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                        Charged To        Charged To
                                                   Total Charged       Operations        Operations       Total      Restructuring
                                                   To Operations     Quarter Ended      Quarter Ended      Cash      Liabilities at
                                                    Fiscal 2001     October 27, 2001   April 27, 2002    Payments    April 27, 2002
                                                    -----------     ----------------   --------------    --------    --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities                         $    2,159        $    (510)       $     (300)     $   (1,219)    $      130
  Facilities charges                                      6,584            8,115               191           1,977         16,867
  Employee severance and other related charges            3,498            1,265                --          (4,768)            (5)
                                                     ----------        ---------        ----------      ----------     -----------
      Total cash provisions                              12,241            8,870              (109)     $   (4,010)    $   16,992
                                                     ----------        ---------        ----------      ==========     ===========
Non-cash:
  Write-off of goodwill and intangibles                  59,723           30,632                --
  Write-off of other special charges relating to


    restructuring activities                               4,434            4,782               464
  Write-off of accelerated options from
    terminated employees                                   1,352               --                --
  Acceleration of deferred stock compensation             35,728              672              (320)
                                                      ----------        ---------        ----------
      Total non-cash                                     101,237           36,086               144
                                                      ----------        ---------        ----------
      Total                                           $  113,478        $  44,956        $       35
                                                      ==========        =========        ==========


Amortization of Deferred Stock Compensation Expense

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $0.1 million during the third quarter of fiscal 2002, compared to $2.7 million during the third quarter of fiscal 2001. We expensed deferred stock compensation of $1.1 million and $8.1 million, respectively, during the nine months ended April 27, 2002 and April 28, 2001. In addition we made a $3.2 million adjustment during the nine months ended April 27, 2002 related to deferred compensation for stock options of terminated employees. We expect amortization of deferred stock compensation, in absolute dollars, to decrease through the remaining of the fiscal year.

     In connection with our prior fiscal year acquisitions, no compensation expense was recorded during the third quarter of fiscal 2002, compared to $17.2 million of compensation expense during the same period of the prior year. We amortized $0.5 million and $53.0 million, respectively, of compensation expense during the nine months ended April 27, 2002 and April 28, 2001. In addition, in connection with our restructuring, we recorded an additional $2.7 million of compensation expense during the first quarter of fiscal 2002. We do not expect any further compensation expense for the remainder of the fiscal year.

Amortization of Goodwill and Intangibles

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of Andover.Net, we amortized $3.2 million of intangibles during the third quarter of fiscal 2002. In connection with the acquisitions of NetAttach, Andover.Net, and Precision Insight, we amortized $8.5 million of intangibles during the nine months ended April 27, 2002. In addition, during the first quarter of fiscal 2002, in connection with the restructuring plan approved in September 2001, we wrote-off an additional $30.6 million of goodwill and intangibles relating to our NetAttach and Precision Insight acquisitions due to the exit of the professional services and Linux software engineering businesses.

     In connection with the acquisitions of TruSolutions, Precision Insight, Andover.Net, BNW, and Life, we amortized $24.0 million and $71.4 million, respectively, of goodwill and intangibles during the three and nine months ended April 28, 2001.

Interest and Other Income, Net

     Interest and other income, net, includes income from our cash investments, net of other expenses. Net interest and other income of $0.2 million and $2.3 million, respectively, for the three and nine months ended April 27, 2002 decreased from $1.7 million and $5.4 million, respectively, when compared to the same period in the prior year. The decrease was primarily due to a lower cash balance and was partially offset by allocating the appropriate amount of our proportionate share of operating loss for the period from our VA Linux Japan operations to the minority stockholders of the joint venture. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

Income Taxes

     As of April 27, 2002, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carry-forwards expire at various dates through 2021 to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

     As of April 27, 2002, our principal sources of liquidity included cash and cash equivalents of $41.8 million, and marketable securities of $16.2 million. Cash and cash equivalents decreased to $41.8 million at April 27, 2002 from $58.1 million at July 28, 2001.

     For the nine months ended April 27, 2002, we used $21.1 million in cash for operating activities, compared to $62.1 million for the same period of the prior year. This represents a decrease of 66% and is primarily due to a decrease in our net loss of $72.2 million for the nine months ended April 27, 2002, compared to our net loss of $235.2 million for the same period of the prior year. This decrease in net loss was primarily due to our reduction in expenses through our restructuring and exiting the systems and services business. Non-cash items consisting primarily of depreciation and amortization of goodwill, non-cash restructuring, our proportionate loss of our VA Linux Japan investment, gain on the sale of our Japan investment, and amortization of deferred compensation were $47.4 million and $177.6 million for the nine months end April 27, 2002 and April 28, 2001, respectively. Other operating activities during the nine months ended April 27, 2002 consisted of a decrease in accounts receivable and accounts payable and an increase in other long-term liabilities. The decrease in both accounts receivable and payable reflects our lower revenue and exit from the systems business.

     For the nine months ended April 27, 2002 we received $1.9 million in cash from investing activities from the sale of marketable securities, which was partially offset by the cash proceeds received on the partial sale of our VA Linux Japan investment and loss on the sale of net assets related to this investment. In the nine months ended April 28, 2001, we received $2.7 million in cash for investing activities from the sales of marketable securities, offset by the purchase of computer and facilities-related assets, and for acquisition-related activities.

     For the nine months ended April 27, 2002 and April 27, 2001, we generated $1.5 million and $2.5 million in cash from financing activities, respectively. In both nine-month periods, cash provided by financing activities was due to proceeds from the issuance of common stock to our employees, partially offset by payments on notes payable.

     For the nine months ended April 27, 2002 exchange rate changes had a positive effect on cash and cash equivalents of $1.3 million.

     As of April 27, 2002, we had outstanding letters of credit issued under the Line of Credit of approximately $2,250,000, primarily related to the corporate facility lease. The amount related to this letter of credit is recorded in the Restricted cash section of the condensed consolidated balance sheet.

     Our liquidity and capital requirements depend on numerous factors, including market acceptance of our application software products, the resources we devote to developing, marketing, selling and supporting our application software products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances and credit facilities will be sufficient to fund our operations through fiscal 2003 under our current business strategy

Critical Accounting Policies

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

     As discussed in Note 2 of the notes to the condensed consolidated financial statements, our revenue recognition policy related to the software business follows AICPA SOP 97-2, "Software Revenue Recognition," as amended, and was implemented in the fourth quarter of fiscal 2001. Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization to the software, the fee is fixed or determinable, and collectibility is reasonable assured.

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

     Advertising revenues are derived from the sale of advertising space on our various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with EITF Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third party websites. Revenues for the three and nine months ended April 27, 2002, included approximately $0.5 million and $1.5 million, respectively, of barter revenue. Revenues for the three and nine months ended April 28, 2001, included approximately $0.7 million and $2.1 million, respectively, of barter revenue.

     From inception through June 27, 2001, we were a provider of Linux-based computer systems and services, Internet infrastructure and Open Source software services and OSDN.

     Our revenue recognition policy related to our former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, product revenues from the sale of Linux-based servers, components, and desktop computers were recognized when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed and determinable, and collectibility was reasonably assured. In general, revenue was recognized upon shipment of the goods. We generally did not grant to our customers any rights to return products. We provided allowances for warranty costs at the time of shipment. Revenues from customer support services, including on-site maintenance and technical support, were recognized pro-rata over the term of the related service agreement. Revenues from professional service contracts were recognized as revenue upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. Any payments received prior to revenue recognition were recorded as deferred revenue. For the three and nine months ended April 27, 2001, revenues from customer support services and professional service contracts were not material.

Amortization of Goodwill and Intangibles

     As discussed in Note 2 of the notes to the condensed consolidated financial statements, effective July 29, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, we no longer amortize goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million, based on anticipated goodwill amortization for fiscal 2002. Pursuant to SFAS No. 142, we test goodwill for impairment. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that we have only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill was tested for impairment during the quarter ended April 27, 2002. First, we determined if our carrying amount exceeded our "fair value", which would indicate that goodwill may be impaired. If we had determined that goodwill was impaired, we would have compared the "implied fair value" of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there was an impairment loss. As a result of the impairment test, we determined we do not have any goodwill that we consider to be impaired.

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

Restructuring Costs and Other Special Charges

     As discussed in Note 2 of notes to the condensed consolidated financial statements, we have recorded significant restructuring charges in connection with exiting our managed services, systems, and professional services and Linux software engineering services businesses initiated in the third and forth quarters of fiscal 2001, and the first quarter of fiscal 2002, respectively. A significant portion of these charges related to excess facilities primarily from non-cancelable leases (payments, unless we sublet completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. In addition, during the third quarter of fiscal 2002, we recorded additional restructuring charges associated with the exiting of a sublease agreement. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary by material amounts.

Recent Accounting Pronouncements

     Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million per year, based on anticipated goodwill amortization for fiscal 2002. Goodwill was tested for impairment during the quarter ended April 27, 2002. First, we determined if our carrying amount exceeded our "fair value", which would indicate that goodwill may be impaired. If we had determined that goodwill was impaired, we would have compared the "implied fair value" of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there was an impairment loss. As a result of the impairment test, we determined we do not have any goodwill that we consider to be impaired. Pursuant to SFAS No. 142, the Company will perform at least an annual assessment for impairment applying a fair-value based test.

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

Risk Factors

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS OF WHICH WE ARE NOT PRESENTLY AWARE OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JULY 28, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Risks Related To Our Software Business

BECAUSE THE MARKET FOR OUR CSD PRODUCTS IS NEW, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL LICENSE OUR PRODUCTS IN SUFFICIENT QUANTITY FOR US TO ACHIEVE PROFITABILITY. The market for collaborative software development
(CSD) is new and rapidly evolving. Our future growth and financial performance will depend on broad market acceptance of our CSD platform. The number of customers using our commercial CSD products is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products. Various factors could inhibit the growth of the market and market acceptance of our CSD platform. In particular, potential customers may be unwilling to make the significant capital investment needed to license our products and retrain their software developers to develop software using our CSD platform. Many of our customers have licensed only small quantities of our products, and these or new customers may decide not to broadly implement or license additional copies of our products. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable. If a sustainable viable market of our products fails to emerge, this would significantly adversely affect our business and operating results.

WE ARE CONCENTRATING OUR EFFORTS ON THE SALES OF OUR SOURCEFORGE PRODUCTS, SO IF THESE PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE WE ARE LIKELY TO EXPERIENCE LARGER OPERATING LOSSES. We are directing nearly all of our product development efforts to the on-going development of the SourceForge CSD platform. The failure to achieve widespread market acceptance of SourceForge on a timely basis would adversely affect our business and operating results. The success of our SourceForge CSD platform is difficult to predict because CSD represents a new area of business for the computer software industry. There can be no assurance that we will be successful in marketing, upgrading and supporting our SourceForge CSD products. Our failure to do so could adversely affect our business and operating results.

IF WE DO NOT DEVELOP AND ENHANCE OUR SOURCEFORGE PRODUCTS TO KEEP PACE WITH TECHNOLOGICAL, MARKET, AND INDUSTRY CHANGES, OUR REVENUES MAY DECLINE. Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software industry generally. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product-development investments. If we fail to anticipate or respond adequately to technology developments, industry standards, or practices and customer requirements, or if we experience any significant delays in product development, introduction, or integration, our products may become obsolete or unmarketable, our ability to compete may be impaired, and our revenues may decline. We believe our continued success will become increasingly dependent on our ability to:

     o support multiple platforms, including Linux, commercial UNIX and Microsoft Windows;

     o   use the latest technologies to continue to support Web-based CSD; and

     o   continually   support  the  rapidly  changing   standards,   tools  and
         technologies used in software development.

IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES WILL DECLINE SUBSTANTIALLY. We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant internal financial and personnel resources. As a result, rather than license SourceForge, our target customers may develop CSD platforms internally, including ad hoc integrations of CSD platforms based on open source code. A failure to successfully obtain revenues from larger corporate or enterprise-level customers will materially and adversely affect our operations.

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

Risks Related To Our Financial Results

IT IS  DIFFICULT  TO EVALUATE  OUR  BUSINESS  BECAUSE WE HAVE A LIMITED  HISTORY
OPERATING AS A PROVIDER OF OUR CSD PLATFORM. We have a brief operating history as a provider of our commercial CSD platform. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we exited our hardware business. In the first quarter of our fiscal year 2002, we made the strategic decision to exit, and exited, the professional services and Linux software engineering services fields to focus solely on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed within these "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IF WE FAIL TO ADEQUATELY MONITOR AND MINIMIZE OUR USE OF EXISTING CASH AND CREDIT FACILITIES, WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED OPERATIONS BEYOND FISCAL 2003. Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents, marketable securities and credit facilities, we may require additional capital to fund continued operations beyond fiscal 2003. We may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A continued slowdown in technology spending as compared to the general economy, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing may be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY WITH OUR NEW SOURCEFORGE PRODUCT, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS. Our ability to accurately forecast our quarterly sales and revenue is made difficult by our limited operating history with our new business direction and the continued slowdown in technology spending. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results.

During fiscal 1999, we hired 138 employees, moved into significantly larger facilities and substantially increased our operating expenses. Throughout fiscal 2000, we continued to add a significant number of new employees. In early fiscal 2001, we again relocated to larger facilities. In February, June and August 2001, we substantially reduced our workforce such that as of April 27, 2002 we had 177 employees down from 496 employees as of April 28, 2001. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock. Our quarterly net revenues and results of operations may vary significantly in the future due to a number of additional factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:


     o   the acceptance of our products by the marketplace;
     o the continued slowdown in technology spending and unfavorable economic conditions in the technology industry;
     o   demand for and market acceptance of our software and services;
     o reductions in the sales price of our software or software offered by our competitors;
     o our ability to develop, introduce and market new versions of our software and product enhancements that meet customer requirements in a timely manner.
     o   the discretionary nature of our customers' purchase and budget cycles;
     o   difficulty predicting the size and timing of customer orders;
     o   long sales cycles;

     o introduction or enhancement of our products or our competitors' products;
     o changes in our pricing policies or the pricing policies of our competitors;
     o   an increase in our operating costs;
     o whether we are able to expand our sales and marketing programs for our software products;
     o   the level of sales incentives for our direct sales force;
     o   changes in accounting pronouncements applicable to us;
     o the timing of announcements and releases of new or enhanced versions of our products and product upgrades;
     o the market's transition between new releases of third party operating systems on which our software products run; and
     o the impact of the unstable relations between India, where we have outsourced certain research and development efforts, and Pakistan.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $7.7 million for our fiscal third quarter ended April 27, 2002, primarily due to the continued slowdown in technology spending as compared to the general economy and our ramp up of our software business, and we had an accumulated deficit of $707.2 million as of April 28, 2002. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

Risks Related To Intellectual Property

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD- PARTY INTELLECTUAL PROPERTY RIGHTS. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES. We expect that our software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unwittingly infringe third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against shipment of our software offerings. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

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

     The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of April 27, 2002. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)

                                             Maturing            Maturing within
                                       within three months   three months to one year
                                       -------------------   ------------------------
As of April 27, 2002
Cash equivalents                             $22,599
    Weighted-average interest rate              2.00%
Short-term investments                                            $ 15,292
    Weighted-average interest rate                                    3.22%

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

     On April 19, 2002, Lead Plaintiff filed a second Consolidated Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint alleges claims against us, two of our officers, and/or Credit Suisse First Boston ("CSFB"), the lead underwriter of our December 9, 1999 initial public offering ("IPO"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended. The Amended Complaint seeks unspecified damages on behalf of persons who purchased our stock during the period from December 9, 1999 through December 6, 2000.

     On May 23, 2002, the Court established a briefing schedule for defendants to move to dismiss the Amended Complaint. We believe that the claims against us and our two officers are without legal merit and intend to defend them vigorously.

Item 2. Change in Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Matters

Not applicable

Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     (i) On April 18, 2002, we filed a current report on Form 8-K to report a change in independent public accountants, effective as of April 17, 2002.

                                                       VA Software Corporation

                                                       June 10, 2002


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VA SOFTWARE CORPORATION

DATE: June 10, 2002               BY: /s/ Larry M. Augustin
                                      ---------------------
                                      Larry M. Augustin
                                      Chairman and Chief Executive Officer

DATE: June 10, 2002               BY: /s/ Kathleen R. McElwee
                                      ------------------------
                                      Kathleen R. McElwee
                                      Vice President and Chief Financial Officer