Form 10-K
period 2002-07-27
VA SOFTWARE CORP
filed 2002-10-18
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 27, 2002

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to ______________.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

         As of September 30, 2002, there were 54,360,006 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2002 (based on the closing price for the Common Stock on the NASDAQ National Market for such date) was approximately $36,963,792. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with Registrant's Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                                      Table of Contents


                                                            PART I

Item 1   Business ...........................................................................................................  3
              Overview ......................................................................................................  3
              Company Background ............................................................................................  3
              The SourceForge  "Development Intelligence" Solution ..........................................................  4
              Sales, Marketing, and Customers ...............................................................................  5
              Research and Development
              Competition ...................................................................................................  5
              Significant Customers .........................................................................................  6
              Seasonality ...................................................................................................  6
              Backlog .......................................................................................................  6
              Intellectual Property Rights ..................................................................................  6
              Employees .....................................................................................................  6
              Segments ......................................................................................................  7
Item 2   Properties .........................................................................................................  7
Item 3   Legal Proceedings ..................................................................................................  7
Item 4   Submission of Matters to a Vote of Security Holders ................................................................  7


                                                           PART II

Item 5   Market for the Registrant's Common Stock and Related Stockholder Matters ...........................................  8
Item 6   Selected Financial Data ............................................................................................ 10
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations .............................. 11
Item 7A  Quantitative and Qualitative Disclosures About Market Risk ......................................................... 31
Item 8   Financial Statements and Supplementary Data ........................................................................ 32
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................... 60


                                                           PART III

Item 10  Directors and Executive Officers of the Registrant ................................................................. 60
Item 11  Executive Compensation ............................................................................................. 60
Item 12  Security Ownership of Certain Beneficial Owners and Management ..................................................... 60
Item 13  Certain Relationships and Related Transactions ..................................................................... 60


                                                           PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................................... 60
Signatures .................................................................................................................. 61

                                     PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

         This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as "intend," "expect," "believe," "in our view," and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of Development Intelligence software; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; management's strategy, plans and objectives for future operations; the growth of license revenue; the impact of our restructuring, reductions in force and new business model on our operating expenses and the amount of cash utilized by operations; our intentions and strategies regarding customers and customer relationships; our intent to continue to invest significant resources in software development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements; and our ability to attract and retain highly qualified personnel. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Overview

         We develop, market and support SourceForge Enterprise Edition ("SourceForge"), which is proprietary software designed for corporate and public-sector information technology ("IT") and software engineering organizations. SourceForge provides Development Intelligence (DI) to our customers by combining software development tools with the ability to track, measure and report on software project activity in real-time. Development Intelligence allows organizations to access, analyze and share information on software development activity as it takes place. By aligning software development activity with business goals, Development Intelligence helps organizations improve operational efficiency and build better quality software. SourceForge is a relatively new product and additional development and enhancements are expected in the future.

         A component of our SourceForge sales strategy is the Open Source Development Network, Inc. ("OSDN"). OSDN is our network of web sites that serve the IT and software development communities. OSDN web sites include SourceForge.net, which is the largest reference site for potential SourceForge customers. As of September 30, 2002, SourceForge.net is the development home for more than 48,000 software projects and more than 490,000 registered users. In addition to the credibility SourceForge derives from the substantial and growing usage of OSDN's SourceForge.net, we market SourceForge through product advertising on and sales leads from all of the OSDN web sites.

Company Background

         We incorporated in January 1995 in California as VA Research, Inc. In June 1999, we changed our name to VA Linux Systems, Inc., and in December 1999 we reincorporated in Delaware. In December 1999, we sold 5,060,000 shares (including 660,000 shares associated with the underwriters' exercise of their option to cover the over-allotment of shares) of common stock to the public in our initial public offering ("IPO"). In December 2001, we changed our name to VA Software Corporation ("VA Software," "VA" or the "Company"). Our principal executive offices are located at 47071 Bayside Parkway, Fremont, California, 94538, and our telephone number is (510) 687-7000. Our corporate web site is located at www.vasoftware.com.

         From incorporation until the end of fiscal 1998, we grew very modestly. From July 31, 1998 though October 27, 2000 (the end of the first quarter of our fiscal year 2001), we experienced significant growth as a leading provider of Linux-based solutions, integrating systems, software and services. Commensurate with strong growth, we invested in hiring personnel with Linux expertise, growing our direct sales force, acquiring companies and expanding our facilities and operations, customer support and administration infrastructure. We outsourced our systems manufacturing but provided systems support through our internal organization.

--------------------------------------------------------------------------------

SOURCEFORGE, OSDN, VA SOFTWARE and the VA logo, SLASHDOT, THINKGEEK and ANIMATION FACTORY are trademarks, trade names or service marks that we use. Several of these marks are registered trademarks in the United States and in other countries. This Form 10-K contains other trademarks and trade names of other individuals and companies.

         Increasing demand from customers in the Internet infrastructure and "dot-com" markets fueled our growth through the first quarter of fiscal year 2001. Thereafter, the market for our systems products and professional services declined significantly due in large part to the general economic downturn, which resulted in reduced availability of capital for our Internet infrastructure and "dot-com" customers. This decline had a significant, negative effect on our sales and margins, which resulted in increased operating losses. We endeavored to market our hardware products to larger "enterprise" customers, but were unable to make sufficient progress to build a sustainable business in the midst of a slowing economy and fierce competition from incumbent hardware vendors that were moving into the Linux-based hardware market.

         Rather than continue with a business model that was not going to enable us to achieve profitability and would significantly decrease our cash levels, on June 27, 2001 we announced our strategic decision to exit the systems business and pursue our application software business. During the first quarter of fiscal year 2002, we exited the professional services and Linux software engineering services fields in order to focus on SourceForge. As a result of exiting these businesses, we have experienced significant cost reductions and preserved our cash. Software license revenue levels have been modest during our first year in this new business but we expect our license revenues to grow as SourceForge gains acceptance in the marketplace.

         In the near term, we expect OSDN advertising, sponsorship and e-commerce revenue to represent a substantial majority of our consolidated revenue, however, we expect OSDN revenue to decline as a percentage of total revenue over time as our revenue from SourceForge increases. We also expect that our proprietary software business model will enable us to maintain the lower level of operating expenses and cash usage that we have experienced since we stopped selling hardware. We believe our decision to exit our hardware business will allow us to build a successful software company around SourceForge using existing resources.

The SourceForge "Development Intelligence" Solution

         Software now plays a critical role in corporate and public-sector organizations, including those operating in non-technology sectors. As a result, such organizations often devote significant resources to software application development. Software application development organizations are increasingly under pressure to manage software development more efficiently and effectively -- controlling costs and risks while improving software quality and process.

         We believe that our target market -- IT and software engineering organizations in sectors such as financial services, defense and aerospace, manufacturing and government -- is currently driving major changes to address the challenges associated with the management of software development. These changes include initiatives for software process improvement; quality standards certification; and software development outsourcing. We believe SourceForge will help our customers implement these changes faster, improve their ability to manage software development, and increase their overall efficiency by providing Development Intelligence.

SourceForge

         SourceForge provides Development Intelligence to our customers by combining software development tools with the ability to track, measure and report on software development activity in real-time. By aligning software development with business goals, SourceForge helps organizations improve operational efficiency and build better quality software.

         We believe SourceForge provides a comprehensive solution to many of the software development challenges facing our targeted customers. SourceForge supports software development process improvement initiatives by capturing and archiving software development code, documentation and communication in a central location. SourceForge helps companies build better quality software by providing managers and developers with improved visibility into software development activity, enabling better resource and requirements management, as well as better defect tracking. SourceForge helps companies outsource software development more effectively by providing a standard set of development tools for in-house and third-party development teams, a central repository, and a secure environment for managing and safeguarding intellectual property.

         SourceForge is designed to integrate  with, and enhance,  best-of-breed
development  tools  from  other  vendors,   and  extend  them  with  Development
Intelligence functionality.

         Finally, SourceForge helps companies manage the costs and risks associated with software development by enabling managers to gain insight into project status and to resolve critical problems earlier in the development cycle.

Sales, Marketing, and Customers

SourceForge

         We primarily market and sell our products (software, professional services, maintenance and support and training) directly to our end users through our SourceForge field sales organization, on the Internet at vasoftware.com and on our various OSDN web sites. Our direct sales organization includes a telesales operation to augment our direct sales presence.

         We maintain a complete customer service and support organization for SourceForge, which provides support for installation, software usage, updates and system administration. Customer service and support are typically provided as part of the SourceForge maintenance contract to ensure end user productivity. We also release periodic bug or security fix updates and version upgrades.

         We believe that the success of SourceForge will depend partly on our ability to enhance our product to meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. We intend to extend and strengthen our software by enhancing existing features, adding additional features and offering higher levels of integration with popular software development tools. Although we primarily develop SourceForge technology internally, we may, based on timing and cost considerations, acquire technologies or products from third parties.

OSDN

         We own and manage a network of web sites, collectively known as OSDN, which are widely used by the IT and software development communities. As of September 30, 2002, OSDN received more than 134 million page views and more than
6.8 million unique visitors per month. SourceForge benefits from OSDN in a variety of ways. First, because IT professionals, including senior management, middle management and a variety of technical staff including developers and systems and network administrators comprise the OSDN audience, SourceForge advertising on OSDN is a targeted sales tool for SourceForge. Second, the OSDN web site SourceForge.net is the largest reference web site for potential SourceForge customers, providing further sales leads.

         Our OSDN sites include:

         o sourceforge.net, our flagship web site and software development center. As of September 30, 2002, SourceForge was the development home for more than 48,000 software development projects and had more than 490,000 registered users.

         o        slashdot.org,  our most frequently  visited site.  Slashdot is dedicated to providing the IT and software development communities with cutting-edge news and interactive commentary.

         o        freshmeat.net,   one  of  the  Internet's  most  comprehensive
                  indices of Linux, Unix and cross-platform software.

         o thinkgeek.com, our e-commerce site, which provides online sales of a variety of retail products of interest to the software development and IT communities.

         o linux.com, our comprehensive web site for Linux and open source news and information. Linux.com caters to business and IT managers looking for migration strategies on Linux.

         o animationfactory.com, a source for three-dimensional art, animations and presentations. Animation Factory offers a dynamic collection of easy to use animations that work in email, web pages and presentations.

Research and Development

         We have devoted the majority of our research and development budget to the goal of improving SourceForge to better serve our customers. In addition to our internal software engineering efforts, we also utilize an independent contractor, Cybernet Software Solutions, Inc. ("CSS"), for certain aspects of our SourceForge product development process. CSS utilizes software-engineering resources in India and the United States to perform software development projects and consulting services for us on a contractual time and material basis. We coordinate our internal software engineering with ongoing development at CSS using SourceForge.

Competition

         We believe SourceForge gives us an opportunity to operate in the Development Intelligence market without an entrenched competitor. However, we face competition from software development tools and processes developed internally by customers, including ad hoc integrations of commercial software development tools and applications. There are also many entrenched competitors in closely related markets who compete for customer budget allocations. Such competition could arise from, among others, Collab.Net, Inc., Rational Software Corporation, IBM Corporation, Starbase Corporation, Merant plc, Microsoft Corporation, Oracle Corporation, Borland Software Corporation, as well as numerous other public and privately held software application development and tools suppliers.

         The market for Internet products and services provided by OSDN is highly competitive. Advertisers have many alternatives available to reach their target audience, including print (e.g., Ziff Davis Media's eWeek and Computerworld, Inc.'s Computerworld), general portal sites (e.g., aol.com, yahoo.com and msn.com) and other Web sites focused on vertical markets (e.g., CNet Networks, Inc.'s cnet.com and techrepublic.com). Many of these potential competitors are likely to have substantial competitive advantages including:

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

Significant Customers

         For the fiscal year ended July 27, 2002, one customer, Intel Corporation, accounted for approximately 20% of net revenues. For the fiscal year ended July 28, 2001, one customer, Akamai Technologies, Inc., accounted for approximately 25% of net revenues

Seasonality

         During the past two years, our revenues have not been significantly impacted by seasonality. It is not yet clear whether our new business model focusing on SourceForge will be subject to seasonal fluctuations.

Backlog

         We have operated historically with little or no backlog. As an application software provider, however, we have backlog relating to deferred revenue on SourceForge contracts.

Intellectual Property Rights

         SourceForge is licensed to our end-user customers as proprietary software code and documentation. We protect our property through a combination of copyright, trademark, patent, trade-secret laws, employee and third-party nondisclosure agreements, and other methods of protection.

         We require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and utilize our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including restricting access to our source code and object code and requiring those entities and persons with access to agree to confidentiality terms which restrict their use and disclosure.

Employees

         We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relations with our employees are good. As of July 27, 2002, our employee base totaled 144, including 44 in operations, 29 in sales and marketing, 44 in research and development and 27 in finance and administration.

Segments

         Information regarding our previous two operating segments over the last three fiscal years is set forth in Note 12 of the Notes to the Consolidated Financial Statements. Since the start of the 2002 fiscal year, which began on July 29, 2001, we have operated as one business segment, providing application software products and related OSDN products.

Item 2.  Properties

         In September 2000, we relocated our corporate headquarters to Fremont, California from Sunnyvale, California. Our Fremont facility consists of approximately 140,000 square feet, which is occupied pursuant to a lease that expires in May 2010. We subleased approximately 52,000 square feet of our Fremont facility pursuant to an agreement with an original expiration date in 2002. In December 2001, we terminated the sublease of this space by agreement.

         We also maintain a lease related to the Sunnyvale building that expires in 2005. We had previously subleased the entire Sunnyvale facility pursuant to an agreement that would extend for the remainder of our lease term. In March 2002, we terminated the sublease of our Sunnyvale facility by agreement.

Item 3.  Legal Proceedings

         The Company, two of our former officers (the "Former Officers"), and the lead underwriter in our IPO were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the initial public offerings of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an initial public offering. The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000. Defendants have filed motions to dismiss.

         In September 2002, plaintiffs agreed to voluntarily dismiss all claims (the "Dismissed Claims") against our Former Officers. In the event, however, that facts emerge prior to September 30, 2003, that support the Dismissed Claims, the Court may permit plaintiffs to reassert some or all of the Dismissed Claims.

         We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         Our common stock is traded in the NASDAQ National Market System under the symbol LNUX. As of October 7, 2002, there were 1,008 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

                                                            High         Low
                                                            ----         ---
Fiscal Year Ended July 27, 2002:
Fourth Quarter.......................................   $    1.37   $    0.61
Third Quarter........................................        2.42        1.20
Second Quarter.......................................        3.23        1.22
First Quarter........................................        2.26        0.78

Fiscal Year Ended July 28, 2001:
Fourth Quarter.......................................        5.48        1.80
Third Quarter........................................       10.44        1.59
Second Quarter.......................................       31.75        7.00
First Quarter........................................       61.25       26.88


         The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

         During the fiscal year ended July 27, 2002, we issued 511,674 shares of our common stock upon the exercise of stock grants under our 1998 Stock Plan. The proceeds from the sale of these shares were used for working capital. We issued the shares pursuant to an exemption either by reason of Section 4(2) or Rule 701 under the Securities Act of 1933. We made these sales without general solicitation or advertising. For purposes of qualifying for such exemptions, each purchaser either was an accredited investor, a sophisticated investor (either alone or through its representative) or a natural person satisfying the requirements of Rule 701, with access to all relevant information necessary to make an investment decision.

Equity Compensation Plans

         The following table summarizes our equity compensation plans as of July 27, 2002, all of which have been approved by our stockholders:


                                           A                           B                                     C

    Plan Category (1)           Number of securities to        Weighted average        Number of securities remaining available for
                                be issued upon exercise        exercise price of      future issuance under equity compensation plan
                                 of outstanding options       outstanding options     (excluding securities reflected in column (a))
Equity compensation plan
approved by stockholders             12,108,599 (2)                  $4.50                         10,432,114 (3) - (6)


(1) The table does not include information for equity compensation plans assumed by the Company in acquisitions. As of July 27, 2002, a total of 199,302 shares of the Company's common stock remain issuable and outstanding upon exercise of options granted under plans assumed by the Company in its acquisition of OSDN. The weighted average exercise price of all outstanding options granted under these plans at July 27, 2002 is $31.46. The Company does not grant additional awards under these assumed plans.

(2) Includes 11,728,599 options outstanding from the Company's 1998 Stock Plan and 380,000 options outstanding from the Company's 1999 Director's Plan.

(3) Includes 1,803,677 shares of common stock reserved for issuance under the Company's 1999 Employee Stock Purchase Plan

(4) Subject to the terms of the 1998 Stock Plan, an annual increase is to be added on the first day of the Company's fiscal year equal to the lesser of:4,000,000 shares, or 4.9% of the outstanding shares on the first day of the new fiscal year or a lesser amount determined by the Board of Directors.

(5) Subject to the terms of the 1999 Directors Plan, an annual increase is to be added on the first day of the Company's fiscal year equal to the lesser of the:250,000 shares, 0.5% of the outstanding shares on the first day of the new fiscal year or a lesser amount determined by the Board of Directors.

(6) Subject to the terms of the 1999 Employee Stock Purchase Plan, an annual increases is to be added on the first day of the Company's fiscal year equal to the lesser of: 500,000 shares, 1% of the outstanding shares on the first day of the new fiscal year or a lesser amount determined by the Board of Directors.

Item 6.  Selected Financial Data

         You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K. The statement of operations data for the years ended July 27, 2002, July 28, 2001 and July 28, 2000 and the balance sheet data as of July 27, 2002 and July 28, 2001 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 31, 1999 and 1998 and the balance sheet data as of July 28, 2000, July 31, 1999 and July 31, 1998 are derived from audited financial statements not appearing in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

                          Summary Financial Information
                      (In thousands, except per share data)

                                                                                             For the years ended
                                                                      -------------------------------------------------------------
                                                                       July 27,     July 28,     July 28,     July 31,     July 31,
                                                                         2002         2001         2000        1999         1998
                                                                      ---------    ---------    ---------    ---------    ---------
Selected Consolidated Statements of Operations Data:
  Net revenues ....................................................   $  20,385    $ 134,890    $ 120,296    $  17,710    $   5,556
  Cost of revenues ................................................       9,661      154,103       98,181       17,766        4,494
                                                                      ---------    ---------    ---------    ---------    ---------
  Gross margin ....................................................      10,724      (19,213)      22,115          (56)       1,062
  Income (loss) from operations ...................................     (93,248)    (531,798)     (95,387)     (14,531)          73
  Net income (loss) ...............................................     (91,038)    (525,268)     (89,758)     (14,512)          84
                                                                      =========    =========    =========    =========    =========
  Dividend related to convertible preferred stock .................        --           --         (4,900)        --           --
                                                                      ---------    ---------    ---------    ---------    ---------
  Net income (loss) attributable to common stockholders ...........   $ (91,038)   $(525,268)   $ (94,658)   $ (14,512)   $      84
                                                                      =========    =========    =========    =========    =========

  Basic net income (loss) per share ...............................   $   (1.72)   $  (10.78)   $   (3.52)   $   (2.62)   $    0.02
                                                                      =========    =========    =========    =========    =========
  Diluted net income (loss) per share .............................   $   (1.72)   $  (10.78)   $   (3.52)   $   (2.62)   $    0.01
                                                                      =========    =========    =========    =========    =========
  Shares used in computing basic net income (loss) per share ......      53,064       48,741       26,863        5,530        5,100
                                                                      =========    =========    =========    =========    =========
  Shares used in computing diluted net income (loss)
     per share ....................................................      53,064       48,741       26,863        5,530       12,249
                                                                      =========    =========    =========    =========    =========

Selected Balance Sheet data at year-end:
  Cash, cash equivalents and investments ..........................   $  53,046    $  80,083    $ 174,032    $  18,653    $      62
  Working capital .................................................      30,992       62,444      169,930       16,230         (214)
  Total assets ....................................................      66,968      173,033      585,099       27,595        1,195
  Liabilities, net of current portion .............................      15,575       13,178        1,656          424          275
  Total stockholders' equity (deficit) ............................      39,388      126,362      543,875       18,363         (420)


Quarterly Financial Data

                                                                                               Fiscal Year 2002
                                                                                           For the three months ended
                                                                             -----------------------------------------------------
                                                                             October 28     January 27      April 27       July 27
                                                                             ----------     ----------      --------       -------
Net revenues ...........................................................      $  5,578       $  5,052       $  5,140       $  4,615
Loss from operations ...................................................       (55,963)       (10,701)        (7,906)       (18,678)
Net loss attributable to common stockholders ...........................      $(54,881)      $ (9,656)      $ (7,729)      $(18,772)
Per share amounts:
  Basic and diluted net loss per share .................................      $  (1.04)      $  (0.18)      $  (0.15)      $  (0.35)
  Shares used in computing basic and diluted net loss per share ........        52,678         53,005         53,210         53,487

                                                                                                Fiscal Year 2001
                                                                                          For the three months ended
                                                                             -----------------------------------------------------
                                                                             October 27    January 27       April 28       July 28
                                                                             ----------    ----------       --------       -------
Net revenues ...........................................................     $  56,062      $  42,513      $  20,334      $  15,981
Loss from operations ...................................................       (53,526)       (75,662)      (111,356)      (291,254)
Net loss attributable to common stockholders ...........................     $ (51,347)     $ (74,148)     $(109,655)     $(290,118)
Per share amounts:
  Basic and diluted net loss per share .................................     $   (1.12)     $   (1.57)     $   (2.21)     $   (5.58)
  Shares used in computing basic and diluted net loss per share ........        45,978         47,362         49,629         52,006


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

Overview

         We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. We develop, market and support SourceForge Enterprise Edition ("SourceForge"), which is proprietary software designed for corporate and public-sector information technology ("IT") and software engineering organizations. SourceForge provides Development Intelligence (DI) to our customers by combining software development tools with the ability to track, measure and report on software project activity in real-time. Development Intelligence allows organizations to access, analyze and share information on software development activity as it takes place. By aligning software development activity with business goals, Development Intelligence helps organizations improve operational efficiency and build better quality software. SourceForge is a relatively new product and additional development and enhancements are expected in the future.

         A component of our SourceForge sales strategy is the Open Source Development Network, Inc. ("OSDN"). OSDN is our network of web sites that serve the IT and software development communities. OSDN web sites include SourceForge.net, which is the largest reference site for potential SourceForge customers. As of September 30, 2002, SourceForge.net is the development home for more than 48,000 software projects and more than 490,000 registered users. In addition to the credibility SourceForge derives from the substantial and growing usage of OSDN's SourceForge.net, we market SourceForge through product advertising on and sales leads from all of the OSDN web sites.

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

         The comparison of fiscal year 2002 current period operating results to fiscal year 2001 prior period results principally reflects the significant effects from the change of our business from hardware and services to application software. Accordingly, there is little trend data to be taken from the comparison. We have completed four quarters of operations as an applications software company, and accordingly have a very short operating history in our current business. While we believe that we are making good progress in our new business, a substantial majority of our revenues continues to be derived from OSDN and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, which we have identified in the "Risk Factors" section below.

         The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in this Form 10-K.


                                                             For the years ended
                                                         ----------------------------
                                                         July 27,   July 28,  July 28
                                                           2002      2001      2000
                                                          -----     -----     -----
Consolidated Statements of Operations Data:
  Software revenues .................................       5.3%      0.0%      0.0%
  Online revenues ...................................      78.4      10.9       1.7
  Other revenues ....................................      16.3      89.1      98.3
                                                          -----     -----     -----
     Net revenues ...................................     100.0%    100.0%    100.0%
  Software cost of revenues .........................      11.7       0.0       0.0
  Online cost of revenues ...........................      51.0       7.8       1.0
  Other cost of revenues ............................     (15.3)    106.4      80.6
                                                          -----     -----     -----
     Cost of revenues ...............................      47.4     114.2      81.6
                                                          -----     -----     -----
  Gross margin ......................................      52.6     (14.2)     18.4
                                                          -----     -----     -----
  Operating expenses:
     Sales and marketing ............................      61.4      29.6      24.5
     Research and development .......................      39.8      13.3      10.3
     General and administrative .....................      53.2      16.3       7.5
     Restructuring costs and other special charges ..     230.2      84.1       0.0
     Amortization of deferred stock compensation ....       8.2      45.4      32.8
     Amortization of goodwill and intangible assets .      57.5      72.6      15.1
     Impairment of long-lived assets ................      59.6     118.6       0.0
     Write-off of in-process research and development       0.0       0.0       7.5
                                                          -----     -----     -----
       Total operating expenses .....................     509.9     379.9      97.7
                                                          -----     -----     -----
  Loss from operations ..............................    (457.3)   (394.1)    (79.3)
  Interest and other income, net ....................      10.8       4.8       4.7
                                                          -----     -----     -----
  Net loss ..........................................    (446.5)%  (389.3)%   (74.6)%
                                                          =====     =====     =====
  Dividend related to convertible preferred stock ...       0.0       0.0      (4.1)
                                                          =====     =====     =====
  Net loss applicable to common stockholders ........    (446.5)%  (389.3)%   (78.7)%
                                                          =====     =====     =====


Net Revenues

         We had two reportable business segments for revenue during fiscal year 2001: systems and services and OSDN. We allocated our resources and evaluated performance of our separate segments based on revenue. As a result of our decision to exit the systems business in the fourth quarter of fiscal 2001, effective as of July 29, 2001, we operate as one business segment.

Software Revenues

         Software revenues are derived from our SourceForge application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $1.1 million, or 5.3%, of total revenues for fiscal year 2002.

         Revenues from software license agreements are recognized when objective, persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable, and collectibility is reasonably assured.

         For perpetual licenses, we use the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value, which is based on published professional services rates. When an agreement includes professional services that are significant or essential to the functionality of the software, we use the percentage of completion contract accounting method for the entire arrangement, including license fees. We recognize maintenance revenues ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon separate sales or maintenance sold to customers or upon renewal rates quoted in the contract, when these exist. We record the unrecognized portion of amounts paid in advance for licenses and services as deferred revenue.

         For term arrangements, which include licenses and bundled post-contract support ("PCS"), we use ratable revenue recognition. Under ratable revenue recognition, the only undelivered element is PCS and objective evidence of fair value of PCS does not exist. If the term license agreement includes multiple elements (such as training and non-essential professional services), then we defer revenue until all elements except PCS are delivered, at which time we recognize revenue ratably over the remaining contract term.

         If the fee due from the customer is not fixed or determinable, we recognize revenues at the earlier of the due date or when cash is received from the customer, assuming all other revenue recognition criteria have been met. We consider all arrangements with payment terms longer than normal not to be fixed or determinable.

         Online Revenues

         Online revenues include advertising as well as e-commerce revenue. Online advertising revenues represent $9.0, or 44.2%, of total revenues for fiscal year 2002 and includes $2.0 million of barter revenue. E-commerce revenues represent $7.0 million, or 34.3%, of total revenues for fiscal year 2002.

         Advertising revenues are derived from the sale of advertising space on our various websites. We recognize advertising revenues over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third party websites. Online revenues for fiscal year 2002 included approximately $2.0 million in barter revenue. Online revenues for fiscal year 2001 included approximately $2.4 million of barter revenue. There was no barter revenue for fiscal year 2000.

         E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize e-commerce revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonably assured. In general, we recognize e-commerce revenue upon the shipment of goods. We do grant customers a right to return products and have recorded an allowance for such returns. This allowance is a management estimate based on historical return rates.

         Other Revenues

         Other revenues are derived from our former hardware, customer support, and professional services businesses. Other revenues represent $3.3 million, or 16.3%, of total revenues for the fiscal year 2002.

         Our revenue recognition policy related to our former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, we recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed and determinable and collectibility was reasonably assured. In general, we recognized product revenue upon shipment of the goods. We did not grant our customers any rights to return products.

         We recognized revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. We recognized revenues from professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. We recorded any payments received prior to revenue recognition as deferred revenue.

         Our net revenues decreased to $20.4 million in fiscal year 2002, from $134.9 million in fiscal year 2001. The $114.5 million decrease in net revenues was due primarily to the exiting of the systems and services business segment. In fiscal year 2002, systems and services revenue decreased $116.9 million to $3.3 million from $120.2 million in fiscal year 2001. In fiscal year 2002, online revenue increased by $1.3 million to $16.0 million from $14.7 million in fiscal year 2001. Online revenue for fiscal years 2002 and 2001 included approximately $2.0 million and $2.4 million, respectively, of barter revenue arising from web advertising. SourceForge revenues totaled $1.1 million for fiscal year 2002.

         Our overall net revenues increased to $134.9 million in fiscal year 2001 from $120.3 million in fiscal 2000. During fiscal year 2001, our systems and services business segment accounted for $120.2 million or 89.1% of net revenues and our OSDN business segment accounted for $14.7 million or 10.9% of net revenues. Net revenues for the systems and services business segment increased to $120.2 million in fiscal year 2001 from $118.2 million in fiscal year 2000. This marginal increase in our systems and services business was primarily due to a small increase in net revenues from services offset by a decline in demand for our server products from the Internet infrastructure market. Net revenues for our OSDN business segment increased to $14.7 million in fiscal year 2001 from $2.1 million in fiscal year 2000. This increase in net revenues for our OSDN business segment was primarily due to incurring a full year's worth of net revenues for our OSDN business segment in fiscal year 2001 as compared to the period from June 7, 2000 (OSDN acquisition date) to July 28, 2000 in fiscal year 2000. The increase in our OSDN net revenues was also partially offset by a decrease in demand in the second half of fiscal year 2001 for our web advertising offerings.

         Sales for the fiscal years ended 2002, 2001, and 2000 were primarily to customers located in the United States of America.

         For the fiscal year ended July 27, 2002, one customer, Intel Corporation, accounted for approximately 20% of net revenues. For the fiscal year ended July 28, 2001, one customer, Akamai Technologies, Inc., accounted for approximately 25% of net revenues.

Cost of Revenues

         Cost of revenues decreased to $9.7 million in fiscal year 2002 from $154.1 million in fiscal year 2001. Gross margin increased as a percentage of revenue to 52.6% in fiscal year 2002 from a negative 14.2% in fiscal year 2001. The increase in gross margin as a percentage of net revenue was due primarily to the exiting of the systems business and an inventory provision allowance of $28.0 million in fiscal year 2001 to establish a reserve for excess material. Cost of revenues for fiscal year 2002 included restructuring charges of a net credit of $5.8 million which included a $6.9 million credit adjustment to the fiscal year 2001 fourth quarter systems restructuring composed of a $2.0 million reversal of reserves for inventory (due to a better sell through of old and excess material during fiscal year 2002 than anticipated at fiscal year-end
2001) and a $4.9 million reversal of an over estimate of warranty expense. We recorded a $1.1 million restructuring charge for a workforce reduction, which consisted mostly of severance and other related costs attributable to 50 employees. We expect cost of revenues to remain relatively constant or to slightly increase in absolute dollars in the future.

         Cost of revenues increased to $154.1 million in fiscal year 2001 from $98.2 million in fiscal year 2000. Gross margin decreased as a percent of net revenues to a negative 14.2% in fiscal year 2001 from 18.4% in fiscal 2000. The decline in gross margin was mostly due to charges from the write-off of excess inventory caused by lower demand for our server products and our decision to exit the systems business, charges from lower of cost or market adjustments to inventory, selling price reductions on our server products due to competitive pricing pressure, lower sales volume in the second half of fiscal year 2001, and increased investments in professional service, partially offset by an increase in gross profit from the OSDN business segment.

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

         Sales and marketing expenses decreased to $12.5 million in fiscal year 2002 from $40.0 million in fiscal year 2001. The decrease in absolute dollars was primarily due to the exiting of our systems and services business, which accounted for a $30.6 million reduction and a decline in our sales and marketing efforts related to our online business of $3.0 million, offset by a $6.3 million increase in spending due to the shift in resources to our software business. Headcount in sales and marketing decreased to 29 in fiscal year 2002 from 59 in fiscal year 2001. Sales and marketing expenses as a percentage of net revenues increased to 61.4% for fiscal year 2002 from 29.6% in fiscal year 2001. This increase was primarily due to our significantly decreased revenues. We believe our sales and marketing expenses to support our SourceForge business will continue to increase in absolute dollars as we intend to continue to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

         Sales and marketing expenses increased to $40.0 million in fiscal year 2001 from $29.5 million in fiscal year 2000. Sales and marketing expenses as a percent of net revenues increased to 29.6% in fiscal year 2001 from 24.5% in fiscal year 2000. The increase was primarily due to the expansion of our sales and marketing organizations in Europe and Japan which accounted for a $5.7 million increase and incurring a full year's worth of expenses from our sales and marketing organizations from our online business which accounted for a $4.0 million of the increase.

Research and Development Expenses

         Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

         Research and development expenses decreased to $8.1 million in fiscal year 2002 from $18.0 million in fiscal year 2001. The decrease in absolute dollars was primarily due to the exiting of the systems business, which accounted for a $15.0 million reduction offset by an increase in our research and development efforts related to our online business of $0.8 million and a $4.2 million increase in spending as a result of our decision to focus on our software business. Headcount in research and development decreased to 44 in fiscal year 2002 from 66 in fiscal year 2001. Research and development expenses as a percentage of net revenues increased to 39.8% for fiscal year 2002 from 13.3% for fiscal year 2001. This increase was primarily due to our significantly decreased revenues. We expect research and development expenses to increase slightly in absolute dollars as we continue to staff the research and development department for our application software business and to decrease as a percentage of revenue.

         Research and development expenses increased to $18.0 million in fiscal year 2001 from $12.4 million in fiscal year 2000. Research and development as a percent of net revenues increased to 13.3% in fiscal year 2001 from 10.3% in fiscal year 2000. The increase was primarily due to incurring a full year's worth of expenses from our research and development organization for our online business which accounted for a $2.6 million increase and an increased investment in cost relating to research and development personnel, partially offset by a decrease in material spending for new product development.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, our software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations. Going forward, should technological feasibility occur prior to the completion of our software development, all costs incurred between technological feasibility and software development completion will be capitalized.

General and Administrative Expenses

         General and administrative expenses consist of salaries and related expenses for finance and administrative personnel and professional fees for accounting and legal services.

         General and administrative expenses decreased to $10.9 million in fiscal year 2002 from $22.0 million for fiscal year 2001. General and administrative expenses for fiscal year 2002 included the reversal of excess bad debt provisions of $1.0 million and included $0.9 million of accrued legal expenses associated with the IPO Securities Litigation. See Part I - Item 3 - Legal Proceedings. General and administrative expenses for fiscal year 2001 included a one-time provision for bad debts of $2.5 million related to the reorganization of the business. Excluding these charges, the decrease in absolute dollars resulted primarily from a decrease in administrative personnel due to our exit from the systems and services businesses. Headcount in general and administrative services decreased to 27 in fiscal year 2002 from 70 in fiscal year 2001. General and administrative expenses as a percentage of net revenues increased to 53.2% for fiscal year 2002 from 16.3% for fiscal year 2001. The increase as a percentage of net revenues was primarily due to our significantly decreased revenue. We do not intend to increase our current level of spending to support our infrastructure and, as a result, we expect general and administrative expenses to decrease year over year in absolute dollars and as a percentage of revenue, excluding one-time provisions.

         General and administrative expenses increased to $22.0 million in fiscal year 2001 from $9.0 million in fiscal year 2000. General and administrative expenses as a percentage of net revenues increased to 16.3% for fiscal year 2001 from 7.5% for fiscal year 2000. General and administrative expenses for fiscal year 2001 included a one-time provision for bad debts of $2.5 million related to restructuring charges. Excluding one-time charges, the increase in absolute dollars was due to an increase in expenses for administrative personnel and support costs relating to a full year of operations from our OSDN business segment and increased international operations. Headcount in general and administrative services increased to 70 in fiscal year 2001 from 59 in fiscal year 2000.

Restructuring Costs and Other Special Charges

         During February 2001, in response to the general slowdown in the economy, we adopted a formal plan to reduce operating costs. In connection with these actions, we recorded a pre-tax restructuring charge of approximately $43.4 million. The principle actions of the plan to reduce costs involved the closure of our San Diego facility and the exit from our managed services business. Of the $43.4 million restructuring charge, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions, Inc. ("TruSolutions") and one employee of Life BVBA ("Life") from companies we acquired in March 2000 and September 2000, respectively. These employees' positions were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from our managed services business, we accrued for the disposition of Brave New Worlds, Inc. ("BNW"), a company we acquired in September 2000. Severance charges related to six employees of BNW who were informed before April 28, 2001 of our formal plan to divest BNW were included in the accrual. Further, we recorded $1.7 million for a workforce reduction, consisting of severance, acceleration of stock options and other related costs attributable to 43 former employees, primarily from our domestic systems business. Of the remaining $7.9 million, $1.7 million was for excess facilities related primarily to non-cancelable leases (with payments continuing until fiscal year 2010, unless we sublet completely) the abandonment or disposal of property and equipment and other costs and $6.2 million was for the impairment of goodwill and purchased intangibles as there were no future cash flows expected from the managed services business. The accrual for non-cancelable lease payments included management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly.

         In addition to the above, the Company recorded $3.4 million in connection with these restructuring charges, which are classified as cost of revenues in the statement of operations. Of the $3.4 million, $0.2 million was recorded for workforce reduction, consisting of severance and other related costs attributable to 19 employees from our domestic systems business and nine employees from the managed services business. Of the remaining $3.2 million, $2.9 million related to a write down of inventory from the closing of the San Diego facility, and $0.3 million related to other restructuring costs.

         In June 2001, we adopted a plan to exit the systems business, which we accounted for in the fourth quarter ended July 28, 2001. We decided to exit our systems business and pursue our applications software business in order to reduce operating losses and improve cash flow. We recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal year 2001 related to exiting our systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles resulting from our expectation that we would receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases, net of $3.1 million in assumed sublease income (with payments continuing until fiscal year 2010, unless sublet completely), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from our systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments included management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly.

         In addition to the above, the Company recorded $10.5 million of charges in connection with the exit of the systems business, which was classified as cost of revenues in the statements of operations. Of the $10.5 million, $7.6 million was related to excess inventory charges arising from the exit from the systems business, $0.4 million was recorded for a workforce reduction consisting of severance, and other related costs attributable to 64 former employees from the Company's systems business, and the remaining $2.5 million related to other restructuring costs.

         In September 2001, we adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus on our SourceForge application software business. We recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to this exit. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from our prior year acquisitions of NetAttach, Inc. ("NetAttach") and Precision Insight, Inc. ("Precision Insight") resulting from our expectation that we would receive no significant future cash flows from the professional services and Linux software engineering services businesses. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases, net of $2.4 million in assumed sublease income (with payments continuing until fiscal year 2010, unless sublet completely) or other costs for the abandonment or disposal of property and equipment. Of the remaining $1.5 million restructuring charge, $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from our Linux software engineering service business and $0.2 million related to other restructuring charges related to the exit of the services business. The accrual for non-cancelable lease payments included management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly.

         In addition to the above, we recorded a $3.1 million net credit included in cost of revenues in the consolidated statement of operations for the quarter ended October 27, 2001. The $3.1 million net credit included a $3.9 million credit adjustment relating to the fiscal 2001 fourth quarter systems restructuring composed of a $2.0 million reversal of reserves for inventory (we had a better than expected sell through of old and excess material in the three months ended October 27, 2001 than was anticipated at July 28, 2001), $1.2 million adjustment for system shipments (we were able to sell product at a price in excess of that originally estimated at July 28, 2001) and $0.7 million reversal for an over estimate of warranty expense. A $0.8 million restructuring charge was recorded for a workforce reduction which mostly consisted of severance and other related costs attributable to 36 former employees primarily associated with our professional services business.

         During the third quarter of fiscal 2002, we recorded additional restructuring charges associated with the termination of a sublease agreement of $0.7 million offset by reversals of excess restructuring accruals related to prior periods of $0.6 million.

         In addition, we recorded a $0.3 million credit included in cost of revenues in the consolidated statement of operations for the quarter ended April 27, 2002. This credit was due to the reversal of a prior period restructuring accrual. The accrual was originally established as a result of a non-cancelable contract for warranty services. The contract was renegotiated and settled during the third quarter of fiscal 2002 and as a result the reserve was reversed.

         In July 2002, we adopted a plan to reduce our general and administrative overhead costs. As a result of this plan, we recorded a restructuring charge of $1.9 million in the fourth quarter of fiscal 2002. Of the $1.9 million, $1.2 million related to excess facilities from non-cancelable leases (with payments continuing until fiscal year 2004, unless we sublet completely) and the abandonment of property, and $0.7 million related to a workforce reduction consisting of severance and other related costs attributable to 35 employees. The accrual for non-cancelable lease payments included management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly.

         In addition to the above, we recorded a $2.4 million net credit included in cost of revenues in the consolidated statement of operations for the quarter ended July 27, 2002. The $2.4 million net credit included a $2.7 million credit adjustment relating to the overestimate of the fiscal 2001 fourth quarter systems warranty restructuring accrual. A $0.3 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 14 former employees primarily in an effort to align our infrastructure with our operations.

         Below is a summary of the restructuring charges in operating expenses (in thousands):


                                                                                                       Total
                                                               Total Charged    Total Charged           Cash          Restructuring
                                                               To Operations    To Operations         Receipts\       Liabilities at
                                                                Fiscal 2001       Fiscal 2002        (Payments)        July 27, 2002
                                                                -----------       -----------        ----------        -------------
Cash Provisions:
  Other special charges relating to
    restructuring activities .............................       $  2,159          $   (888)          $ (1,219)          $     52
  Facilities charges .....................................          6,584             9,401              1,545             17,530
  Employee severance and other related
   charges ...............................................          3,498             1,997             (5,083)               412
                                                                 --------          --------           --------           --------
      Total cash provisions ..............................         12,241            10,510           $ (4,757)          $ 17,994
                                                                 --------          --------           ========           ========
Non-cash:
  Write-off of goodwill and intangibles ..................         59,723            30,632
   Write-off of other special charges
   relating to restructuring activities ..................          4,434             5,442
  Write-off of accelerated options from
    terminated employees .................................          1,352              --
   Acceleration of deferred stock
   compensation ..........................................         35,728               352
                                                                 --------          --------
      Total non-cash provisions ..........................        101,237            36,426
                                                                 --------          --------
      Total provisions ...................................       $113,478          $ 46,936
                                                                 ========          ========


Amortization of Deferred Stock Compensation

         In connection with the grant of certain stock options to employees during fiscal 2000 and 1999, we recorded deferred stock compensation within stockholders' equity of approximately $37.8 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We amortize the deferred stock compensation expense on an accelerated basis over the vesting period of the individual award which is generally equal to four years. This method of deferred stock expense amortization is in accordance with Financial Accounting Standards Board Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation from year to year has decreased as options for which accrued but unvested compensation has been recorded have been forfeited. In connection with the acquisitions of TruSolutions, Precision Insight and NetAttach, we recorded $113.1 million of deferred stock compensation during fiscal 2000. In connection with the acquisitions of BNW and Life, we recorded $6.8 million of deferred stock compensation during fiscal 2001. We recorded amortization of deferred stock compensation of $1.7 million, $61.3 million and $39.5 million for the fiscal years ended July 27, 2002, July 28, 2001 and July 28, 2000, respectively. In addition, in connection with the restructuring discussed above, we recorded an expense of approximately $35.7 million related to the acceleration of deferred stock compensation for the fiscal year ended July 28, 2001. Further, we made a $0.3 million adjustment during fiscal year 2002 related to deferred stock compensation for stock options of terminated employees. All adjustments have been included in restructuring costs and other special charges in the statements of operations. We expect amortization of deferred stock compensation, in absolute dollars, to decrease through fiscal year 2004 as a result of the accelerated basis of amortization.

Amortization of Goodwill and Intangibles

         In connection with the acquisitions of BNW, Life and certain intangibles of Alabanza Corporation ("Alabanza") and Lavaca Systems Inc. ("Lavaca"), we recorded $10.6 million of goodwill and intangibles during fiscal 2001. In connection with the acquisitions of TruSolutions, Precision Insight, NetAttach, and OSDN (formerly known as "Andover.Net, Inc."), we recorded $381.3 million of goodwill and intangibles during fiscal 2000. We amortized $97.9 million and $18.2 million of goodwill and intangibles in fiscal 2001 and 2000, respectively. In connection with our restructuring plans in fiscal 2001, we wrote off goodwill and intangibles associated with BNW, Life, Alabanza and TruSolutions in the amount of $59.7 million as we had exited from these lines of business and expected no future cash flows from them. In connection with our restructuring plans in fiscal 2002, we have written off goodwill and intangibles associated with NetAttach and Precision Insight in the amount of $30.6 million due to the exit of the professional services and Linux software engineering businesses.

         We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         We performed an assessment of the carrying value of our long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with our OSDN acquisition. We performed the assessment pursuant to SFAS No. 121 due to the significant slowdown in the economy affecting our current operations and our expected future sales as well as the general decline of technology valuations. The conclusion of these assessments was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded during the fourth quarter of fiscal 2001 a charge of $160.0 million to reduce goodwill and other intangible assets associated with the acquisition of OSDN, based on the amount by which the carrying value of these assets exceeded their fair value. The charge is included in the caption "Impairment of long-lived assets" in the statements of operations. Fair value was determined based on discounted future cash flows.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisitions of NetAttach, Precision Insight, and OSDN, we amortized $11.7 million of intangibles during fiscal 2002. As noted above, in connection with the restructuring plan approved in September 2001, we wrote-off $30.6 million of goodwill and intangibles relating to our NetAttach and Precision Insight acquisitions due to the exit of the professional services and Linux software engineering businesses. In addition, an assessment for impairment was performed during the quarter ended July 27, 2002. As a result of that assessment, we determined that the carrying value of the remaining goodwill and intangible assets associated with OSDN were impaired and an impairment loss of $12.2 million was recorded and is included in the caption "Impairment of long-lived assets" in the statements of operations.

Write-off of In-Process Research and Development

         The value assigned to purchased in-process research and development in fiscal 2000 related to the acquisitions of TruSolutions and OSDN and was based on the income method prepared by an independent third party and was determined by identifying research projects in areas for which technological feasibility had not been established and no future alternative uses existed.

         TruSolutions' in-process research projects included the research and development associated with the 1/2U, 1U, 2U, and 4U server products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 45% for the in-process technology. We believed that the estimated in-process technology amounts represented fair value and did not exceed the amount a third party would pay for the projects. The valuation included cash inflows from in-process technology through fiscal 2003 with revenues commencing in fiscal 2000 for the 1U, 2U and 4U servers, and in fiscal 2001 for the 1/2U server. Where appropriate, we allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology.

         OSDN's in-process research projects included next-generation web site management tools, online web applications and other technologies that will support our network of web sites. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 30% for the in-process technology. We believed that the estimated in-process technology amounts represented fair value and did not exceed the amount a third party would pay for the projects. The valuation included cash inflows from in-process technology through fiscal 2005 with revenues commencing in fiscal 2001. Where appropriate, we allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology.

Interest and Other Income, Net

         Interest and other income, net, includes income from our cash investments, net of other expenses. Net interest and other income decreased to $2.2 million for fiscal year 2002 from $6.5 million for fiscal year 2001. The decrease was primarily due to a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

         Net interest and other income increased to $6.5 million for fiscal year 2001 from $5.6 million in fiscal year 2000. The increase was primarily due to offsetting the appropriate amount of operating loss for our Japan joint venture operations to the minority shareholders and the incremental increase in interest income earned from our short-term investments, partially offset by the payment of various state taxes.

Income Taxes

         As of July 27, 2002, we had $226.2 million of federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Preferred Stock Dividend

         During fiscal 2000, we recorded a preferred stock dividend of $4.9 million representing the value of the beneficial conversion feature on the issuance of convertible preferred stock in September 1999. The beneficial conversion feature was calculated at the commitment date based on the difference between the conversion price of $3.86 per share and the estimated fair value of the common stock at that date. The amount of the beneficial conversion feature was limited to the amount of the gross proceeds received from the issuance of convertible preferred stock. No dividends were recorded in fiscal 2002 or 2001.

Liquidity and Capital Resources

         As of July 27, 2002, our principal sources of liquidity included cash and cash equivalents of $35.1 million, and marketable securities of $17.9 million. Cash and cash equivalents decreased to $35.1 million at July 27, 2002 from $57.5 million at July 28, 2001.

         For fiscal year 2002, we used $35.1 million in cash for operating activities, compared to $81.6 million for fiscal year 2001. Working capital decreased to $31.0 million at July 27, 2002 from $62.4 million at July 28, 2001, primarily due to using our cash and investments to support our operating activities. The fiscal year 2002 decrease in cash used for operating activities of $46.5 is primarily due to a decrease in our net loss to $91.0 million for fiscal year 2002 compared to our net loss of $525.3 million for fiscal year 2001. This decrease in net loss was primarily due to our reduction in expenses through our restructuring and exiting the systems and services business and changing our focus to application software. Non-cash items consisting primarily of depreciation and amortization of goodwill, non-cash restructuring, our proportionate loss of our VA Linux Systems Japan, K.K. ("VA Linux Japan") investment, gain on the sale of our Japan investment, impairment of long-lived assets and amortization of deferred compensation were $52.4 million and $453.7 million for fiscal years 2002 and 2001, respectively. Other operating activities during fiscal year 2002 consisted of decreases in accounts receivable, accounts payable, inventories, prepaid expenses and other assets, accrued liabilities and other long-term liabilities, and an increase in restructuring accruals. The decrease in all accounts, with the exception of restructuring, reflects our lower revenue and the exit from the systems business.

         Cash and cash equivalents decreased to $57.5 million at July 28, 2001 from $121.6 million at July 28, 2000. For fiscal year 2001, we used $81.6 million in cash for operating activities, compared to $24.6 million for fiscal year 2000. Working capital decreased to $62.4 million at July 28, 2001 from $169.9 million at July 28, 2000, primarily due to using our cash and investments to support our operating activities. The increase in net cash used in operating activities was primarily due to the increase in operating losses to $525.3 million in fiscal year 2001, compared to our net loss of $89.8 million for fiscal year 2000. Non-cash items consisting primarily of depreciation and amortization of goodwill, bad debt and inventory provisions, loss on disposal of assets, amortization of deferred compensation, non-cash restructuring and impairment of long-lived assets were $453.7 million and $72.9 million for fiscal years 2001 and 2000, respectively. Other operating activities during fiscal year 2001 consisted of an increase in inventories, prepaid expenses, accrued restructuring liabilities, other accrued liabilities and other long-term liabilities offset by decreases in accounts receivable and accounts payable.

         For fiscal year 2002, we received $11.3 million in cash related to investing activities primarily from the cash proceeds received on the partial sale of our VA Linux Japan investment and the sale/purchase of marketable securities. In fiscal year 2001, we received $17.9 million in cash for investing activities primarily from the sales of marketable securities and partially offset by the purchase of computer and facilities-related assets and other long-lived assets and for acquisition-related activities. In fiscal year 2000, we used $13.2 million in cash for investing activities due to purchases of short-term investments of $52.4 million, capital equipment of $7.6 million, offset by the net amount of cash acquired as a result of acquisitions of $46.9 million.

         For fiscal years 2002, 2001 and 2000, we generated $0.1 million, $1.6 million and $143.0 million in cash from financing activities, respectively. In fiscal years 2002 and 2001, cash provided by financing activities was due to proceeds from the issuance of common stock to our employees, partially offset by payments on notes payable. Fiscal year 2000 increase in cash from financing activities reflects the proceeds from our initial public offering of $141.5 million.

         For the fiscal year 2002, exchange rate changes had a positive effect on cash and cash equivalents of $1.4 million. For the fiscal year 2001, exchange rate changes had a negative effect on cash and cash equivalents of $1.5 million. There was no effect on cash from exchange rate changes in fiscal year 2000.

         As of July 27, 2002, we had outstanding letters of credit issued under the Line of Credit of approximately $1.4 million, primarily related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the consolidated balance sheet.

         Future payments due under debt and lease obligations as of July 27, 2002 are as follows (in thousands):

                                                                   Obligations
                                                                      Under
                                                  Obligations    Non-cancelable
                                                 Under Capital      Operating
   Year Ending July 27, 2002                         Leases           Leases
   -------------------------                         ------           ------
   2003...........................................  $    42         $  4,208
   2004...........................................       --            4,428
   2005...........................................       --            4,556
   2006...........................................       --            3,632
   2007...........................................       --            3,511
   Thereafter.....................................       --           10,521
                                                    -------        ---------
                                                    $    42        $  30,856
                                                    =======        =========

         Our liquidity and capital requirements depend on numerous factors, including market acceptance of our application software products, the resources we devote to developing, marketing, selling and supporting our application software products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2003 under our current business strategy.

Financial Risk Management

         As a primarily US-centric company, we face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

         We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

Critical Accounting Policies

         Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management's current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring reserves for excess facilities for non-cancelable leases, income taxes, and contingencies and litigation.

Revenue Recognition

         During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we announced and executed our plan to exit from our systems, and professional services and Linux software engineering services businesses and pursue the application software business.

         As discussed in Note 2 of the notes to the consolidated financial statements, our revenue recognition policy related to the software business follows American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and was implemented in the fourth quarter of fiscal 2001. Revenues from software license agreements are recognized when objective, persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization to the software, the fee is fixed or determinable and collectibility is reasonably assured.

         We use the residual method to recognize revenues from perpetual licenses. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occur or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value, based on published professional services rates. When an agreement includes professional services that are significant or essential to the functionality of the software, we use contract accounting percentage completion for the entire arrangement, including license fees. We recognize software maintenance revenues ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon separate sales or maintenance sold to customers or upon renewal rates quoted in the contract, when these exist. We record the unrecognized portion of amounts paid in advance for licenses and services as deferred revenue.

         For term arrangements, which include licenses and bundled PCS, we use ratable revenue recognition. Under ratable revenue recognition, the only undelivered element is PCS and objective evidence of fair value of PCS does not exist. If the term license agreement includes multiple elements (such as training and non-essential professional services), then we defer revenue until all elements except PCS are delivered, at which time we recognize revenue ratably over the remaining contract term.

         If the fee due from the customer is not fixed or determinable, we recognize revenues at the earlier of the due date or when cash is received from the customer, assuming all other revenue recognition criteria have been met. We consider all arrangements with payment terms longer than normal not to be fixed or determinable.

         Advertising revenues are derived from the sale of advertising space on our various websites. We recognize advertising revenues over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with EITF Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third party websites.

         E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize E-commerce revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonably assured. In general, we recognize e-commerce revenue upon the shipment of goods. We do grant customers a right to return products and have recorded an allowance for such returns. This allowance is a management estimate based on historical return rates.

         From inception through June 27, 2001, we were a provider of Linux-based computer systems and services, Internet infrastructure and Open Source software services and OSDN.

         Our revenue recognition policy related to our former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, we recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed and determinable and collectibility was reasonably assured. In general, we recognized product revenue upon shipment of the goods and did not grant our customers any rights to return products. We recognized revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. We recognized revenues from professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. We recorded any payments received prior to revenue recognition as deferred revenue.

Amortization of Goodwill and Intangibles

         As discussed in Note 2 of the notes to the condensed consolidated financial statements, effective July 29, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, we no longer amortize goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million based on anticipated goodwill amortization for fiscal 2002. Pursuant to SFAS No. 142, we test goodwill for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have determined that we have only one Reporting Unit, specifically the license, implementation and support of our software applications. We tested goodwill for impairment during the quarter ended July 27, 2002. First, we tested to determine if the carrying value of our net assets exceeded their "fair value", which would indicate that goodwill may be impaired. Based on this test, we determined that goodwill could be impaired. Therefore we compared the "implied fair value" of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there was an impairment loss. As a result of the impairment test, we determined that the carrying value was impaired and we recorded an impairment loss of $3.6 million.

         Other intangible assets are amortized on a straight-line basis over three to five years. We continually evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. We performed an evaluation on the intangible assets during the quarter ended July 27, 2002. As a result of this evaluation, we determined that the carrying value was impaired and we recorded an impairment loss of $8.6 million. The write off of intangible assets will result in a savings in amortization expense of $8.6 million in fiscal 2003.

Restructuring Costs and Other Special Charges

         As discussed in Note 4 of notes to the consolidated financial statements, we have recorded significant restructuring charges in connection with exiting our managed services, systems, and professional services and Linux software engineering services businesses initiated in the third and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002, respectively. A significant portion of these charges related to excess facilities primarily from non-cancelable leases (payments which, unless we sublet completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. In addition, during the third quarter of fiscal 2002, we recorded additional restructuring charges associated with the exiting of a sublease agreement. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each reporting period and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary by material amounts. Savings related to fiscal year 2003 as a result of idle space charges taken in fiscal year 2002 totaled $2.7 million. Should the Company be unable to sublet the idle facilities under the current assumptions, additional idle space charges may be recorded in future periods for a maximum of up to $6.5 million. Further, during the fourth quarter of fiscal 2002, we recorded restructuring charges totaling a net credit amount of approximately $0.5 million in connection with a plan to reduce our general and administrative overhead costs.

         Income Taxes

         We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process in preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets or liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. While we have considered future taxable income in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

         Contingencies and Litigation

         We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5 "Contingencies and Commitments" and recorded if probable after careful analysis of each individual matter. The required loss contingencies may change in the future as the facts and circumstances of each matter change.

         Recent Accounting Pronouncements

         Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill and thereby eliminated goodwill amortization of approximately $1.3 million anticipated goodwill amortization for fiscal 2002. We tested goodwill and intangible assets for impairment during the quarter ended July 27, 2002. First, we determined if our carrying amount exceeded our "fair value", which would indicate that goodwill may be impaired. We determined that goodwill and intangible assets were impaired, therefore we compared the "implied fair value" of the assets, as defined by SFAS 142, to our carrying amount to determine if there was an impairment loss. As a result of the impairment test, we determined that the carrying value was impaired and we recorded an impairment loss of $12.2 million.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its future financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material effect on our consolidated financial statements.

         In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issue No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor's income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF No. 01-9 is not expected to have a material effect on our consolidated financial statements.

         In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements
Received for "Out-of-Pocket" Expenses Incurred." This issue deals with classification in the income statement of incidental expenses, which in practice are commonly referred to as "out-of-pocket" expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. We have recorded all "out-of-pocket" expenses for fiscal 2002 as revenue. Out-of-pocket expenses for all periods presented were immaterial.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. We are required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans. If we continue to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on our results of operations.

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

Risks Related To Our Software Business

BECAUSE THE MARKET FOR DEVELOPMENT INTELLIGENCE (DI) APPLICATION SOFTWARE IS NEW, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL LICENSE SOURCEFORGE IN SUFFICIENT QUANTITY FOR US TO ACHIEVE PROFITABILITY. The market for Development Intelligence (DI) software is new and rapidly evolving. Our future growth and financial performance will depend on broad market acceptance of SourceForge, our Development Intelligence application. The number of customers using SourceForge is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of SourceForge. Various factors could inhibit the growth of the market and market acceptance of SourceForge. In particular, potential customers may be unwilling to make the significant capital investment needed to license SourceForge and retrain their software developers to develop software using our product. Many of our customers have licensed only small quantities of SourceForge, and these or new customers may decide not to broadly implement or license additional copies. We cannot be certain that a viable market for SourceForge will emerge, or if it does emerge, that it will be sustainable. If a sustainable viable market of SourceForge fails to emerge, this would have a significant, adverse effect upon our business and operating results.

WE ARE CONCENTRATING OUR SALES EFFORTS ON SOURCEFORGE, SO IF THIS SOFTWARE DOES NOT ACHIEVE MARKET ACCEPTANCE WE ARE LIKELY TO EXPERIENCE LARGER OPERATING LOSSES. We are directing the majority of our product research and development efforts to SourceForge. The failure to achieve widespread market acceptance of SourceForge would adversely affect our business and operating results. The success of SourceForge is difficult to predict because SourceForge represents a relatively new area of business for us. There can be no assurance that we will be successful in marketing, upgrading and supporting SourceForge. Our failure to do so could adversely affect our business and operating results.

IF WE DO NOT DEVELOP AND ENHANCE SOURCEFORGE TO KEEP PACE WITH TECHNOLOGICAL, MARKET, AND INDUSTRY CHANGES, OUR REVENUES MAY NOT GROW. Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software industry generally. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product-development investments. If we fail to anticipate or respond adequately to technology developments, industry standards, or practices and customer requirements, or if we experience any significant delays in product development, introduction, or integration, SourceForge may become obsolete or unmarketable, our ability to compete may be impaired, and our revenues may not grow or may decline. We believe our continued success will become increasingly dependent on our ability to:

o support multiple platforms, including Linux, commercial UNIX and Microsoft Windows;

o        use  the  latest   technologies   to  continue  to  support   Web-based
         Development Intelligence; and

o        continually   support  the  rapidly  changing   standards,   tools  and
         technologies used in software development.

IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES WILL DECLINE. We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant internal financial and personnel resources. As a result, rather than license SourceForge, our target customers may develop Development Intelligence applications internally, including ad hoc development of Development Intelligence applications based on open source code. A failure to successfully obtain revenues from larger corporate or enterprise-level customers will materially and adversely affect our operations.

OUR PRODUCT HAS A LONG AND UNPREDICTABLE SALES CYCLE, WHICH MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS AND MAY CAUSE OUR OPERATING RESULTS TO VARY SIGNIFICANTLY. The period between initial contact with a prospective customer and the licensing of our software varies and can range from three to more than twelve months. Additionally, our sales cycle is long and complex as customers consider a number of factors before committing to purchase SourceForge. Factors considered by customers when evaluating SourceForge include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if SourceForge has been chosen by the customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to:

o Because the licensing of our software products is often an enterprise-wide decision by our customers that involves many factors, our ability to license our product may be impacted by changes in the strategic importance of software projects to our customers, budgetary constraints or changes in customer personnel.

o A customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period.

o Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

o The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer-purchasing decisions.

CONTRACTUAL ISSUES MAY ARISE DURING THE NEGOTIATION PROCESS THAT MAY DELAY THE ANTICIPATED CLOSURE OF THE TRANSACTION AND OUR ABILITY TO RECOGNIZE REVENUE AS ANTICIPATED. Because we sell enterprise-wide solutions, the process of contractual negotiation is becoming more protracted and critical. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sale cycle. Several factors may also require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where we are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenues at the time of delivery.

In addition, slowdowns or variances from internal expectations in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our customer training, professional services and customer support organizations. Our ability to maintain or increase service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL SUFFER. We generate a significant amount of our software license revenues from existing customers. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our Development Intelligence application. Even if the customer successfully uses SourceForge, customers may not purchase additional licenses to expand the use of our product. Purchases of expanded licenses by these customers will depend on their success in deploying SourceForge, their satisfaction with our product and support services and their use of competitive alternatives. A customer's decision to widely deploy SourceForge and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of SourceForge, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

IF WE FAIL TO MAINTAIN OUR STRATEGIC RELATIONSHIP WITH IBM, THE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR FINANCIAL PERFORMANCE MAY SUFFER. To date, the majority of our SourceForge revenue has come from our direct sales efforts. To offer products and services to a larger customer base, our direct sales force depends on strategic relationships and marketing alliances to obtain customer leads, referrals and distribution. If we are unable to maintain our existing strategic relationship with IBM, our ability to increase our sales will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. In addition, IBM could terminate its relationship with us, pursue other relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in maintaining or expanding our relationship with IBM, the relationship may not result in additional customers or revenues.

IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL NOT MEET THE NEEDS OF OUR CUSTOMERS AND REVENUE MAY DECLINE. For our business to succeed, we must effectively market and provide customer support for SourceForge. If we do not develop our customer support organization to meet the needs or expectations of customers, we face an increased risk that customers will purchase software from other providers or forgo deployment of Development Intelligence applications entirely, which would materially and adversely affect our operations.

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

Risks Related To Competition

IF WE DO NOT EFFECTIVELY COMPETE WITH NEW AND EXISTING COMPETITORS, OUR REVENUES AND OPERATING MARGINS WILL DECLINE. We believe that the newly emerging Development Intelligence software market is fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the Development Intelligence software marketplace. Our potential competitors include entrenched companies in closely related markets who may choose to enter and focus on the Development Intelligence software marketplace. Although we do not believe that we presently have an entrenched competitor, we expect competition to intensify in the future if the market for Development Intelligence applications continues to expand. Many of these potential competitors are much larger than we are and may have significantly more resources and more experience. Our potential competitors include providers of software and related services as well as providers of hosted application services. Our potential competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

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

ONLINE COMPETITION IS INTENSE. OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR REVENUE AND FINANCIAL RESULTS. The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We derive revenue from advertising, for which we compete with various media including newspapers, radio, magazines and various Internet sites. We cannot assure you that we will compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results.

If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely effected.

Risks Related To Our Financial Results

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF SOURCEFORGE. We have a brief operating history as a provider of our SourceForge commercial Development Intelligence application. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we exited our hardware business. In the first quarter of our fiscal year 2002, we made the strategic decision to exit, and exited, the professional services and Linux software engineering services fields to focus solely on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed within these "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IF WE FAIL TO ADEQUATELY MONITOR AND MINIMIZE OUR USE OF EXISTING CASH, WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED OPERATIONS BEYOND FISCAL YEAR 2003. Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents, marketable securities and credit facilities, we may require additional capital to fund continued operations beyond our fiscal year 2003. We may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A continued slowdown in technology spending as compared to the general economy, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY SELLING SOURCEFORGE, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS. Our ability to accurately forecast our quarterly sales and revenue is made difficult by our limited operating history with our new business direction and the continued slowdown in technology spending. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results.

DESPITE REDUCTIONS IN THE SIZE OF OUR WORKFORCE, OUR BUSINESS MAY FAIL TO GROW RAPIDLY ENOUGH TO OFFSET OUR ONGOING OPERATING EXPENSES. In February, June and August 2001, we substantially reduced our workforce such that as of July 28, 2001 we had 286 employees, down from 551 employees in January 2001. During fiscal 2002, we further reduced our workforce such that as of July 27, 2002 we had 144 employees. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

         o the market's transition between new releases of third party operating systems on which our software products run; and

         o possibility that software development delays will result from our outsourcing of certain SourceForge research and development efforts to CSS, an independent contractor located primarily in India, given that unstable relations currently exist between India and Pakistan.

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

Factors that may decrease our online revenues include:

         o        decreased demand for advertising;

         o the addition or loss of advertisers, and the size and timing of the advertising purchases of individual advertisers;

         o        trends in Internet use and advertising;

         o        technical difficulties or system downtime; and

         o economic conditions specific to advertising, the Internet and Internet media.

Accordingly, you should not rely on the results of any past periods as an indication of our future performance.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $18.8 million for our fiscal fourth quarter ended July 27, 2002, primarily due to the continued slowdown in technology spending as compared to the general economy, restructuring charges, long-lived asset impairments and our ramp up of our software business, and we had an accumulated deficit of $725.9 million as of July 27, 2002. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

ECONOMIC CONDITIONS HAVE AFFECTED AND COULD CONTINUE TO NEGATIVELY IMPACT OUR REVENUES AND PROFITS. Our revenue growth depends on the overall demand for IT software spending. The recession in the United States has and may continue to result in cutbacks by our customers in the purchase of our software products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. To the extent that the current downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further impacted.

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

         The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 27, 2002. This table does not include money market funds because those funds are not subject to market risk.


                                                 Maturing        Maturing within three         Maturing
(in thousands)                             within three months     months to one year    Greater than one year
                                           -------------------    --------------------   ---------------------

As of July 27, 2002
Cash equivalents                                 $11,450
    Weighted-average interest rate                  1.95%
Short-term investments                                                   $5,458
    Weighted-average interest rate                                         2.25%
Long-term investments                                                                           $12,440
    Weighted-average interest rate                                                                 3.11%

         We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

         The estimated fair value of our cash, cash equivalents and investments approximate carrying value. We do not currently hold any derivative instruments and do not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Reports of Independent Public Accountants.................................... 33
Consolidated Balance Sheets.................................................. 34
Consolidated Statements of Operations and Other Comprehensive Income/(Loss).. 35
Consolidated Statements of Stockholders' Equity.............................. 36
Consolidated Statements of Cash Flows........................................ 37
Notes to Consolidated Financial Statements................................... 39

         All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of VA Software Corporation:

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 60 present fairly, in all material respects, the financial position of VA Software Corporation and its subsidiaries at July 27, 2002, and the results of their operations and their cash flows for the year ended July 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's Management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         The financial statements of VA Software Corporation as of July 28, 2001, and for each of the two years in the period ended July 28, 2001, were audited by other independent accountants who have ceased operations. These independent accountants expressed an unqualified opinion on those financial statements in their report dated August 22, 2001.

PricewaterhouseCoopers LLP

San Jose, California
August 22, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with VA Software Corporation's (Formerly VA Linux Systems, Inc.) filing on Form 10-K for the year ended July 28, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of July 28, 2000, the consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 1999 and the information in the schedule for 1999 referred to in this report have not been included in the accompanying financial statements or schedule.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
VA Linux Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of VA Software Corporation, formerly known as VA Linux Systems, Inc. (a Delaware corporation) as of July 28, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VA Software Corp. as of July 28, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 28, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                            ARTHUR ANDERSEN LLP

San Jose, California
August 22, 2001

                             VA SOFTWARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                                       July 27,          July 28,
                                                                                                         2002               2001
                                                                                                       ---------          ---------
                                            ASSETS
  Current assets:
    Cash and cash equivalents ................................................................         $  35,148          $  57,488
    Short-term investments ...................................................................             5,458             22,595
    Restricted cash, current .................................................................               450              1,509
    Accounts receivable, net of allowances of $1,166 and $4,247, respectively ................               764             10,107
    Inventories ..............................................................................               300                343
    Prepaid expenses and other assets ........................................................               877              3,895
                                                                                                       ---------          ---------
            Total current assets .............................................................            42,997             95,937
  Property and equipment, net ................................................................             7,223             17,703
  Goodwill and intangibles, net ..............................................................             2,169             56,730
  Long-term investments ......................................................................            12,440               --
  Restricted cash, non current ...............................................................               900              1,350
  Other assets ...............................................................................             1,239              1,313
                                                                                                       ---------          ---------
            Total assets .....................................................................         $  66,968          $ 173,033
                                                                                                       =========          =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion of notes payable .........................................................         $      42          $     756
    Accounts payable .........................................................................             2,075             14,319
    Accrued restructuring liabilities, current portion .......................................             3,397              3,135
    Accrued compensation .....................................................................             1,517              3,906
    Deferred revenue .........................................................................               774              2,120
    Accrued liabilities and other ............................................................             4,200              9,257
                                                                                                       ---------          ---------
            Total current liabilities ........................................................            12,005             33,493
  Notes payable, net of current portion ......................................................              --                   42
  Accrued restructuring liabilities, net of current portion ..................................            14,597              6,378
  Other long-term liabilities ................................................................               978              1,366
                                                                                                       ---------          ---------
            Total liabilities ................................................................            27,580             41,279
  Commitments and contingencies (Note 7) Minority interest ...................................              --                5,392
  Stockholders' equity:
    Common stock, $0.001 par value; Authorized -- 250,000,000; Issued and
       outstanding -- 54,165,411 shares in 2002 and 54,118,703 shares in 2001 ................                54                 54
    Treasury stock ...........................................................................                (4)                (4)
    Additional paid-in capital ...............................................................           765,422            768,797
    Deferred stock compensation ..............................................................              (245)            (6,108)
    Accumulated other comprehensive gain (loss) ..............................................                86             (1,490)
    Accumulated deficit ......................................................................          (725,925)          (634,887)
                                                                                                       ---------          ---------
            Total stockholders' equity .......................................................            39,388            126,362
                                                                                                       ---------          ---------
            Total liabilities and stockholders' equity .......................................         $  66,968          $ 173,033
                                                                                                       =========          =========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
                    (In thousands, except per share amounts)

                                                                                                        Year Ended
                                                                                          July 27,        July 28,        July 28,
     Net revenues:                                                                          2002            2001            2000
                                                                                          ---------       ---------       ---------
  Software revenues ................................................................      $   1,086       $    --         $    --
  Online revenues ..................................................................         15,967          14,678           2,081
  Other revenues ...................................................................          3,332         120,212         118,215
                                                                                          ---------       ---------       ---------
     Net revenues ..................................................................         20,385         134,890         120,296
Cost of revenues:
  Software cost of revenues ........................................................          2,387            --              --
  Online cost of revenues ..........................................................         10,393          10,497           1,147
  Other cost of revenues ...........................................................         (3,119)        143,606          97,034
                                                                                          ---------       ---------       ---------
     Cost of revenues ..............................................................          9,661         154,103          98,181
                                                                                          ---------       ---------       ---------
     Gross margin ..................................................................         10,724         (19,213)         22,115
                                                                                          ---------       ---------       ---------
Operating expenses:
  Sales and marketing ..............................................................         12,513          39,981          29,479
  Research and development .........................................................          8,122          17,959          12,363
  General and administrative .......................................................         10,850          22,012           8,985
  Restructuring costs and other special charges ....................................         46,936         113,478            --
  Amortization of deferred stock compensation ......................................          1,671          61,268          39,500
  Amortization of goodwill and intangible assets ...................................         11,730          97,887          18,175
  Impairment of goodwill, intangible assets and other long-lived assets ............         12,150         160,000            --
  Write-off of in-process research and development .................................           --              --             9,000
                                                                                          ---------       ---------       ---------
              Total operating expenses .............................................        103,972         512,585         117,502
                                                                                          ---------       ---------       ---------
    Loss from operations ...........................................................        (93,248)       (531,798)        (95,387)
    Interest income ................................................................          1,714           6,803           5,805
    Interest expense ...............................................................            (32)           (165)           (142)
    Other income (expense), net ....................................................            528            (108)            (34)
                                                                                          ---------       ---------       ---------
    Net loss .......................................................................      $ (91,038)      $(525,268)      $ (89,758)
    Other comprehensive loss:
          Unrealized gain (loss) on marketable securities and investments ..........            209              13             (47)
                   Foreign currency translation gain (loss) ........................          1,367          (1,456)           --
                                                                                          ---------       ---------       ---------
    Comprehensive loss .............................................................      $ (89,462)      $(526,711)      $ (89,805)
                                                                                          =========       =========       =========
    Dividend related to convertible preferred stock ................................           --              --            (4,900)
                                                                                          ---------       ---------       ---------
    Net loss attributable to common stockholders ...................................      $ (91,038)      $(525,268)      $ (94,658)
                                                                                          =========       =========       =========
    Basic and diluted net loss per share ...........................................      $   (1.72)      $  (10.78)      $   (3.52)
                                                                                          =========       =========       =========
    Shares used in computing basic and diluted net loss per share ..................         53,064          48,741          26,863
                                                                                          =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                              Convertible
                                                            Preferred Stock            Common Stock                      Additional
                                                         ----------------------    ----------------------     Treasury     Paid-in
                                                           Shares      Amount        Shares      Amount        Stock       Capital
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT JULY 31, 1999 .............................      18,652    $      19       15,445    $      15    $    --      $  45,461
Issuance of Series B convertible preferred
   stock for assets acquired .........................          13         --           --           --           --             50
Issuance of Series B convertible preferred
   stock for cash, net ...............................       1,256            1         --           --           --          4,833
Exercise of stock options and stock
   purchase rights for cash and services
   rendered ..........................................        --           --          2,140            2         --          3,333
Dividend related to convertible preferred
   stock .............................................        --           --           --           --           --          4,900
Issuance of common stock for cash and
   services rendered .................................        --           --            203         --           --            530
Issuance of common stock from initial
   public offering, net ..............................        --           --          5,060            5         --        138,771
Repurchase of common stock for cash
   related to options ................................        --           --           (593)        --           --            (55)
Proceeds received from stockholders ..................        --           --           --           --           --           --
Conversion of preferred stock to common
   stock .............................................     (19,921)         (20)      19,921           20         --           --
Issuance of common stock to acquire
   businesses ........................................        --           --          9,728           10         --        541,983
Deferred stock compensation ..........................        --           --           --           --           --         23,369
Amortization of deferred stock
   compensation ......................................        --           --           --           --           --           --
Unrealized gain or loss on marketable
   securities ........................................        --           --           --           --           --           --
Net loss .............................................        --           --           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT JULY 28, 2000 .............................        --           --         51,904           52         --        763,175
Issuance of common stock for cash
   related to options ................................        --           --          2,522            3         --          4,437
Repurchase of common stock for cash
   related to options ................................        --           --         (1,028)          (1)          (4)        (268)
Issuance of common stock to acquire
   businesses or assets ..............................        --           --            721         --           --         14,397
Amortization of deferred stock
   compensation ......................................        --           --           --           --           --           --
Acceleration and forfeiture of deferred
   stock compensation related to
   terminations ......................................        --           --           --           --           --        (12,944)
Foreign currency translation adjustment
   and unrealized gain or loss on
   marketable securities .............................        --           --           --           --           --           --
Net loss .............................................        --           --           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT JULY 28, 2001 .............................        --           --         54,119           54           (4)     768,797
Issuance of common stock for cash related
   to options ........................................        --           --            581            1         --            402
Repurchase of common stock for cash
   related to options ................................        --           --           (535)          (1)        --            (16)
Issuance of common stock to acquire
   businesses or assets ..............................        --           --           --           --           --          1,313
Acceleration of stock options ........................        --           --           --           --           --             74
Amortization of deferred stock
   compensation ......................................        --           --           --           --           --         (1,926)
Acceleration and forfeiture of stock
   options and deferred stock
   compensation related to terminations,
   restructuring .....................................        --           --           --           --           --         (3,222)
Foreign currency translation adjustment
   and unrealized gain or loss on
   marketable securities .............................        --           --           --           --           --           --
Net loss .............................................        --           --           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT JULY 27, 2002 .............................        --      $    --         54,165    $      54    $      (4)   $ 765,422
                                                         =========    =========    =========    =========    =========    =========

                                                                        Accumulated
                                                        Stockholder       Deferred         Other                           Total
                                                            Note           Stock       Comprehensive     Accumulated   Stockholders'
                                                         Receivable     Compensation        Loss            Deficit        Equity
                                                          ---------       ---------       ---------       ---------       ---------
BALANCE AT JULY 31, 1999 ...........................      $     (50)      $ (12,121)      $    --         $ (14,961)      $  18,363
Issuance of Series B convertible preferred
   stock for assets acquired .......................           --              --              --              --                50
Issuance of Series B convertible preferred
   stock for cash, net .............................           --              --              --              --             4,834
Exercise of stock options and stock
   purchase rights for cash and services
   rendered ........................................           --              --              --              --             3,335
Dividend related to convertible preferred
   stock ...........................................           --              --              --            (4,900)           --
Issuance of common stock for cash and
   services rendered ...............................           --              --              --              --               530
Issuance of common stock from initial
   public offering, net ............................           --              --              --              --           138,776
Repurchase of common stock for cash
   related to options ..............................           --              --              --              --               (55)
Proceeds received from stockholders ................             50            --              --              --                50
Conversion of preferred stock to common
   stock ...........................................           --              --              --              --              --
Issuance of common stock to acquire
   businesses ......................................           --          (113,106)           --              --           428,887
Deferred stock compensation ........................           --           (23,369)           --              --              --
Amortization of deferred stock
   compensation ....................................           --            38,910            --              --            38,910
Unrealized gain or loss on marketable
   securities ......................................           --              --               (47)           --               (47)
Net loss ...........................................           --              --              --           (89,758)        (89,758)
                                                          ---------       ---------       ---------       ---------       ---------
BALANCE AT JULY 28, 2000 ...........................           --          (109,686)            (47)       (109,619)        543,875
Issuance of common stock for cash
   related to options ..............................           --              --              --              --             4,440
Repurchase of common stock for cash
   related to options ..............................           --              --              --              --              (273)
Issuance of common stock to acquire
   businesses or assets ............................           --            (6,757)           --              --             7,640
Amortization of deferred stock
   compensation ....................................           --            61,268            --              --            61,268
Acceleration and forfeiture of deferred
   stock compensation related to
   terminations ....................................           --            49,067            --              --            36,123
Foreign currency translation adjustment
   and unrealized gain or loss on
   marketable securities ...........................           --              --            (1,443)           --            (1,443)
Net loss ...........................................           --              --              --          (525,268)       (525,268)
                                                          ---------       ---------       ---------       ---------       ---------
BALANCE AT JULY 28, 2001 ...........................           --            (6,108)         (1,490)       (634,887)        126,362
Issuance of common stock for cash related
   to options ......................................           --              --              --              --               403
Repurchase of common stock for cash
   related to options ..............................           --              --              --              --               (17)
Issuance of common stock to acquire
   businesses or assets ............................           --            (1,308)           --              --                 5
Acceleration of stock options                                  --              --              --              --                74
Amortization of deferred stock
   compensation ....................................           --             3,597            --              --             1,671
Acceleration and forfeiture of stock
   options and deferred stock
   compensation related to terminations,
   restructuring ...................................           --             3,574            --              --               352
Foreign currency translation adjustment
   and unrealized gain or loss on
   marketable securities ...........................           --              --             1,576            --             1,576
Net loss ...........................................           --              --              --           (91,038)        (91,038)
                                                          ---------       ---------       ---------       ---------       ---------
BALANCE AT JULY 27, 2002 ...........................      $    --         $    (245)      $      86       $(725,925)      $  39,388
                                                          =========       =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                        Year Ended
                                                                                          July 27,        July 28,        July 28,
                                                                                            2002            2001            2000
                                                                                          ---------       ---------       ---------
Cash flows from operating activities:
  Net loss .........................................................................      $ (91,038)      $(525,268)      $ (89,758)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..................................................         16,153         102,786          19,588
    Provision for bad debts ........................................................         (1,096)          3,968           1,328
    Provision for excess and obsolete inventory ....................................         (4,378)         24,441           1,878
    Loss on disposal of assets .....................................................          1,422               9             177
    Proportionate share of net losses in Japan investment ..........................          2,012            --              --
    Minority interest in Japan loss ................................................           (496)           --              --
    Gain on sale of Japan investment ...............................................        (12,872)           --              --
    Release of contingent shares in relation to OSDN acquisition ...................          1,313            --              --
    Amortization of deferred stock compensation ....................................          1,671          61,268          39,500
    Non-cash compensation expense ..................................................             75            --             1,429
    Non-cash restructuring expense .................................................         36,426         101,237            --
    Impairment of long-lived assets ................................................         12,150         160,000            --
    Write-off of in-process research and development ...............................           --              --             9,000
    Changes in assets and liabilities:
      Accounts receivable ..........................................................         10,439          17,635         (23,468)
      Inventories ..................................................................          2,046         (23,783)          1,191
      Prepaid expenses and other assets ............................................          3,391          (3,195)         (2,098)
      Accounts payable .............................................................        (12,244)        (12,446)         11,902
      Accrued restructuring liabilities ............................................          8,481           9,513            --
      Accrued liabilities and other ................................................         (8,159)          1,388           3,723
      Other long-term liabilities ..................................................           (388)            814           1,045
                                                                                          ---------       ---------       ---------
         Net cash used in operating activities .....................................        (35,092)        (81,633)        (24,563)
                                                                                          ---------       ---------       ---------
Cash flows from investing activities:
  Change in restricted cash ........................................................          1,509            (609)         (2,250)
  Purchase of property and equipment ...............................................           (417)        (14,750)         (7,601)
  Purchase of marketable securities ................................................        (32,917)        (80,329)        (52,433)
  Sale of marketable securities ....................................................         37,829         110,167            --
  Businesses acquired, net of cash acquired ........................................           --             4,627          46,870
  Cash proceeds on sale of Japan investment ........................................          5,059            --              --
  Purchase of other long-lived assets ..............................................           --            (1,929)           --
  Other, net .......................................................................            209             161             (47)
                                                                                          ---------       ---------       ---------
         Net cash provided (used) in investing activities ..........................         11,272          17,338         (15,461)
                                                                                          ---------       ---------       ---------
Cash flows from financing activities:
  Payments on notes payable ........................................................           (273)         (2,527)         (3,363)
  Proceeds from stockholder note receivable ........................................           --              --                50
  Proceeds from issuance of convertible preferred stock, net .......................           --              --             4,834
  Proceeds from issuance of common stock ...........................................            403           4,440         141,504
  Repurchase of common stock .......................................................            (17)           (273)            (55)
                                                                                          ---------       ---------       ---------
         Net cash provided by financing activities .................................            113           1,640         142,970
                                                                                          ---------       ---------       ---------
 Effect of exchange rate changes on cash and cash equivalents ......................          1,367          (1,456)           --
                                                                                          ---------       ---------       ---------
 Net increase (decrease) in cash and cash equivalents ..............................        (22,340)        (64,111)        102,946
                                                                                          ---------       ---------       ---------
 Cash and cash equivalents, beginning of year ......................................         57,488         121,599          18,653
                                                                                          ---------       ---------       ---------
 Cash and cash equivalents, end of year ............................................      $  35,148       $  57,488       $ 121,599
                                                                                          =========       =========       =========
Supplemental cash flow information:
Cash paid for state taxes ..........................................................      $      18       $     335       $      35
Cash paid for interest .............................................................      $      32       $     165       $     142
Issuance of convertible preferred stock for assets .................................      $    --         $    --         $      50
Dividends on convertible preferred stock ...........................................      $    --         $    --         $   4,900
Conversion of preferred stock to common stock at par ...............................      $    --         $    --         $      20
Issuance of common stock to acquire businesses .....................................      $    --         $  14,397       $ 541,993

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations of the Company:

         VA Software Corporation was incorporated in January 1995 in California as VA Research, Inc. In June 1999, the Company changed its name to VA Linux Systems, Inc., and in December 1999 the Company reincorporated in Delaware. In December 1999, the Company sold 5,060,000 shares (including 660,000 shares associated with the underwriter's exercise of their option to cover the over-allotment of shares) of common stock to the public in our initial public offering ("IPO"). In December 2001, the Company changed its name to VA Software Corporation ("VA Software," "VA" or the "Company").

         Through June 27, 2001, the Company was a provider of Linux-based computer systems and services, Internet infrastructure and Open Source software services and the Open Source Development Network ("OSDN"). From incorporation until the end of fiscal 1998, the Company grew very modestly. From July 31, 1998 though October 27, 2000 (the end of the first quarter of our fiscal year 2001), the Company experienced significant growth as a leading provider of Linux-based solutions, integrating systems, software and services. Commensurate with strong growth, the Company invested in hiring personnel with Linux expertise, growing its direct sales force, acquiring companies and expanding its operations, customer support and administration infrastructure. The Company outsourced its systems manufacturing but provided systems support through its internal organization.

         Increasing demand from customers in the Internet infrastructure and "dot-com" markets fueled the Company's growth through the first quarter of fiscal year 2001. Thereafter, the market for the Company's systems products and professional services declined significantly due in large part to the general economic downturn, which resulted in reduced availability of capital for Internet infrastructure and "dot-com" customers. This decline had a significant, negative effect on the Company's sales and margins, which resulted in increased operating losses. The Company endeavored to market its hardware products to larger "enterprise" customers, but were unable to make sufficient progress to build a sustainable business in the midst of a slowing economy and fierce competition from incumbent hardware vendors that were moving into the Linux-based hardware market.

         Rather than continue with a business model that was not going to enable the Company to achieve profitability and would significantly decrease its cash levels, on June 27, 2001 the Company announced its strategic decision to exit the systems business and pursue an application software business. During fiscal year 2002, the Company decided to exit the professional services and Linux software engineering services fields in order to focus solely on its SourceForge Enterprise Edition ("SourceForge") application software product.

         The Company operates on a 52-53 week year ending the Saturday before July 31. Prior to the quarter ended January 27, 2001, the last day of each fiscal quarter and year end was Friday. This change did not have a material impact on the results of operations for the year ended July 28, 2001 or on prior periods.

         The Company is subject to certain risks, including without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the software market, product concentration, changing product mix, competition, dependence on proprietary technology, intellectual property rights, dependence on key personnel and volatility of stock price.

2. Summary of Significant Accounting Policies:

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

         Principles of Consolidation

         These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired

68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain, which is included in other income in the Company's consolidated statements of operations. On March 29, 2002, VA Linux Japan repurchased 10,000 shares of its outstanding stock from a third party other than the Company, thereby decreasing the number of shares outstanding and increasing the Company's investment to approximately 19%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002. The minority interest included in the results of operations for VA Linux Japan has not been material for any period presented and has been recorded in other income in the accompanying statements of operations. The minority interest in VA Linux Japan is reflected separately in the balance sheet outside of stockholders' equity for the period ended July 28, 2001. The operations of VA Linux Japan primarily related to our former systems and services business.

Foreign Currency Translation

         The functional currency of a foreign operation is the country's local currency. Consequently, balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in comprehensive income as a component of stockholders' equity. As of July 27, 2002 the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information

         Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. For the period up to the acquisition of OSDN on June 7, 2000, the Company operated as one operating segment, the provision of Linux-based systems and services referred to as systems and services. From June 7, 2000 through June 27, 2001, the Company viewed the operations of OSDN, as a second segment. On June 27, 2001, the Company announced its decision to exit the hardware systems business. Subsequent to the Company's fiscal year end of July 28, 2001, a decision was made to exit the professional services and Linux software engineering services businesses, which had been part of the Company's systems and services business segment, in order to solely focus on SourceForge. Significant cost reduction actions accompanied the exiting of these businesses which will help to preserve the Company's cash (see Note 4). Consequently, for the fiscal year beginning July 29, 2001, the Company has operated as one business segment, providing application software products and related OSDN services.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

         The Company accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. All short-term investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain/(loss) in stockholders' equity. The fair value of the Company's available-for-sale securities are based on quoted market prices at the balance sheet dates.

         Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands) at market value:

                                                           July 27,     July 28,
                                                             2002         2001
                                                           -------       -------
Government obligations .............................       $22,319       $25,956
Corporate obligations ..............................         7,029        18,005
                                                           -------       -------
          Total ....................................       $29,348       $43,961
                                                           =======       =======
Included in cash and cash equivalents ..............       $11,450       $21,366
Included in short-term investments .................         5,458        22,595
Included in long-term investments ..................        12,440          --
                                                           -------       -------
          Total ....................................       $29,348       $43,961
                                                           =======       =======

Restricted Cash

         During fiscal year 2000, the Company established letters of credit of approximately $2.3 million that are used to collateralize payments related to the Fremont building lease. As of July 27, 2002 and July 28, 2001, the Company had approximately $1.4 million and $2.3 million, respectively, of restricted cash related to this building lease.

         During fiscal year 2001, the Company established letters of credit of approximately $4.0 million that were used to collateralize the delivery of customer parts from a single supplier. As of July 28, 2001, the Company had approximately $0.6 million of restricted cash outstanding on the letters of credit. As of July 27, 2002, there was no outstanding balance on this letter of credit.

Inventories

         Inventories consist of finished goods are stated at the lower of cost or market with cost being determined by the first-in, first-out method at July 27, 2002 and July 28, 2001. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures, it is possible that estimates of net realizable value could change.

Property and Equipment

         Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

                                                                            July 27,       July 28,
                                                                              2002           2001
                                                                            --------       --------
Computer and office equipment (useful lives of 2 to 3 years) .........      $  6,295       $  8,983
Furniture and fixtures (useful lives of 2 to 4 years) ................         2,464          4,093
Leasehold improvements (useful lives of lesser of estimated
  life or lease term) ................................................         3,748          7,186
Software (useful lives of  2 to 5 years) .............................         2,016          2,856
                                                                            --------       --------
          Total property and equipment ...............................        14,523         23,118
Less: Accumulated depreciation and amortization ......................        (7,300)        (5,415)
                                                                            --------       --------
          Property and equipment, net ................................      $  7,223       $ 17,703
                                                                            ========       ========


         Depreciation  expense for the years ended July 27, 2002, July 28, 2001,
and  July  28,  2000  was  $4.4  million,   $4.9  million,   and  $1.4  million,
respectively.

Goodwill and Intangibles and Impairment of Long-Lived Assets

         In connection with the acquisitions of TruSolutions, Inc. ("TruSolutions"), Precision Insight, Inc. ("Precision Insight"), NetAttach, Inc. ("NetAttach"), and OSDN (formerly known as "Andover.Net, Inc."), the Company recorded $381.3 million of goodwill and intangibles during fiscal 2000. The Company amortized $97.9 million and $18.2 million of goodwill and intangibles in fiscal 2001 and 2000, respectively. In connection with the restructuring plans in fiscal year 2001, the Company wrote off goodwill and intangibles associated with BNW, Life, Alabanza and TruSolutions in the amount of $59.7 million as the Company had exited these lines of business and expected no future cash flows. In connection with the Company's restructuring plans in fiscal year 2002, the Company wrote off goodwill and intangibles associated with NetAttach, and Precision Insight in the amount of $30.6 million due to the exit of the professional services and Linux software engineering businesses.

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the assets carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 4 for details on impairment charges recognized during fiscal years 2002 and 2001.

         The Company performed an assessment of the carrying value of its long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with the Company's OSDN acquisition. The Company performed the assessment pursuant to SFAS No. 121 due to the significant slowdown in the economy affecting current operations and expected future sales, as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the industry was significant and other than temporary. As a result, the Company recorded during the fourth quarter of fiscal year 2001 a charge of $160.0 million to reduce goodwill and other intangible assets associated with the acquisition of OSDN, based on the amount by which the carrying value of these assets exceeded their fair value. The charge is included in the caption "Impairment of long-lived assets" in the consolidated statements of operations. Fair value was determined based on discounted future cash flows.

         Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortized goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million anticipated goodwill amortization for fiscal year 2002. Pursuant to SFAS No. 142, the Company tests goodwill for impairment. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. The Company has determined that it has only one Reporting Unit, specifically the licensing, implementation and support of its software applications. Goodwill was tested for impairment during the quarter ended July 27, 2002. First, the Company determined whether its carrying amount exceeded its "fair value", which would indicate that goodwill may be impaired. Based on this test, the Company determined that goodwill could be impaired. Therefore, the Company compared the "implied fair value" of goodwill, as defined by SFAS No. 142, to its carrying amount to determine whether there was an impairment loss. As a result of the impairment test, the Company determined that the carrying value was impaired and it recorded an impairment loss of $3.6 million. The charge is included in the caption "Impairment of long-lived assets" in the statements of operations.

         Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. An evaluation was performed on the intangible assets during the quarter ended July 27, 2002. As a result of this evaluation, the Company determined that the carrying value was impaired and an impairment loss was recorded for $8.6 million. The charge is included in the caption "Impairment of long-lived assets" in the statements of operations.

         The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

                                                                As of July 27, 2002                       As of July 28, 2001
                                                           ------------------------------            ------------------------------
                                                        Gross Carrying        Accumulated        Gross Carrying          Accumulated
                                                             Amount           Amortization            Amount            Amortization
                                                             ------           ------------            ------            ------------
Domain and trade names                                     $   5,922            $  (4,457)           $   6,610            $  (2,395)
Purchased technology                                           2,534               (1,830)              18,400              (14,999)
                                                           ---------            ---------            ---------            ---------
      Total intangible assets                                  8,456               (6,287)              25,010              (17,394)
Goodwill                                                      60,362              (60,362)             127,049              (77,935)
                                                           ---------            ---------            ---------            ---------
                                                           $  68,818            $ (66,649)           $ 152,059            $ (95,329)
                                                           =========            =========            =========            =========

         The aggregate amortization expense of intangible assets, net of restructuring charges was $11.7 million and $15.6 million for the fiscal years ending July 27, 2002 and July 28, 2001, respectively. The estimated total amortization expense of acquired intangible assets is $2.2 million and $12,700 for the fiscal years ending 2003 and 2004, respectively.

         The changes in the carrying amount of goodwill for the years ended July 27, 2002, and July 28, 2001 are as follows (in thousands):

                                                    July 27,           July 28,
                                                      2002               2001
                                                   ---------          ---------
Balance as of July                                 $  49,114          $ 313,640
Amortization in the period                              --              (82,249)
Goodwill additions                                        45              6,253
Write-off of goodwill                                (49,159)          (188,530)
                                                   ---------          ---------
Balance as of July                                 $    --            $  49,114
                                                   =========          =========

         The following table presents the effects on net loss and basic and diluted net loss per share if the Company had followed the amortization provisions of SFAS No. 142 for all periods presented (in thousands, except per share data):


                                                           Twelve Months Ended
                                                         ----------------------
                                                          July 27,     July 28,
                                                            2002        2001
                                                         ---------    ---------
     Net loss (as reported)                              $ (91,038)   $(525,268)
                                                         =========    =========
     Add:  goodwill amortization                              --         82,249
                                                         ---------    ---------
          Adjusted net loss                              $ (91,038)   $(443,019)
                                                         =========    =========
Basic and diluted net loss per share                     $   (1.72)   $   (9.09)
                                                         =========    =========
Weighted-average shares of common stock outstanding         53,290       51,410
Less: Weighted-average shares subject to repurchase           (226)      (2,669)
                                                         ---------    ---------
Shares used in computing basic and diluted net loss
 per share                                                  53,064       48,741
                                                         =========    =========


Revenue Recognition

Software Revenues

         Software revenues are derived from the Company's SourceForge application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $1.1 million, or 5.3%, of total revenues for the fiscal year 2002.

         Revenues from software license agreements follows American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, are recognized when objective, persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is probable.

         For perpetual licenses, the Company uses the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value. When an agreement includes professional services that are significant or essential to the functionality of the software, the Company uses the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon separate sales or maintenance sold to customers or upon renewal rates quoted in the contract, when these exist. The unrecognized portion of amounts paid in advance for licenses and services are recorded as deferred revenue.

         For term arrangements, which include licenses and bundled post-contract support ("PCS"), the Company uses ratable revenue recognition. Under ratable revenue recognition, the only undelivered element is PCS and objective evidence of fair value of PCS does not exist. If the term license agreement includes multiple elements (such as training and non-essential professional services), then the Company defers revenue until all elements except PCS are delivered, at which time revenue is recognized ratably over the remaining contract term.

         If the fee due from the customer is not fixed or determinable, revenues are recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable.

Online Revenues

         Online revenues include advertising as well as e-commerce revenue. Online advertising revenues represent $9.0 million, or 44.2%, of total revenues for the fiscal year 2002, and includes $2.0 million of barter revenue. E-commerce revenues represent $7.0 million, or 34.3%, of total revenues for the fiscal year ending July 27, 2002.

         Advertising revenues are derived from the sale of advertising space on our various websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonable assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party websites. Revenues for the year ended July 27, 2002, included approximately $2.0 million of barter revenue. Revenues for the year ended July 28, 2001, included approximately $2.4 million of barter revenue. There was no barter revenue for the fiscal year ended July 28, 2000.

         E-commerce revenues are derived from the online sale of consumer goods and digital animations. E-commerce revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable and collectibility is reasonably assured. In general, the Company recognizes e-commerce revenue upon the shipment of goods. The Company does grant customers a right to return e-commerce products and has recorded an allowance for such returns. This allowance is a management estimate based on historical return rates.

         Other Revenues

         Other revenues are derived from the Company's old hardware, customer support, and professional services businesses. Other revenues represent $3.3 million, or 16.3%, of total revenues for the fiscal year ending July 27, 2002.

         The Company's revenue recognition policy related to its former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price is fixed and determinable and collectibility is reasonably assured. In general, the Company recognizes product revenue upon shipment of the goods. The Company does not grant customers any rights to return these products.

         The Company recognizes revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognizes revenues from professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. The Company records any payments received prior to revenue recognition as deferred revenue.

         Advertising Expenses

         The Company expenses advertising costs as incurred. Total advertising expenses were $2.7 million, $8.3 million and $5.7 million for fiscal years ending July 27, 2002, July 28, 2001 and July 28, 2000, respectively.

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB No. 25 and the related Interpretations from Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for

Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25" and, accordingly, it has included the pro forma disclosures required under SFAS No. 123 in the notes to the financial statements (see Note 10).

         The value of options, stock purchase rights and stock exchanged for services rendered or assets acquired are accounted for in accordance with SFAS No. 123 and EITF No. 96-18 "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services", which require that such equity instruments are recorded at their fair value on the measurement date which is typically the grant date. Such instruments are valued using the Black-Scholes option pricing model.

Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

Computation of Per Share Amounts

         In accordance with SFAS No. 128, basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the years ended July 27, 2002, July 28, 2001 and July 28, 2000, the Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

         The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                             Year Ended
                                                                  -----------------------------------
                                                                   July 27,     July 28,   July 28,
                                                                     2002         2001        2000
                                                                  ---------    ---------    ---------
Net loss (as reported) ........................................   $ (91,038)   $(525,268)   $ (89,758)
  Dividends related to convertible preferred stock ............        --           --         (4,900)
                                                                  ---------    ---------    ---------
Net loss attributable to common stockholders ..................   $ (91,038)   $(525,268)   $ (94,658)
                                                                  =========    =========    =========
Basic and diluted:
  Weighted average shares of common stock outstanding .........      53,290       51,410       33,398
  Less: Weighted average shares subject to repurchase .........        (226)      (2,669)      (6,535)
                                                                  ---------    ---------    ---------
  Shares used in computing basic and diluted net loss per share      53,064       48,741       26,863
                                                                  =========    =========    =========
  Basic and diluted net loss per share ........................   $   (1.72)   $  (10.78)   $   (3.52)
                                                                  =========    =========    =========


         The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):


                                                           Year Ended
                                                   ----------------------------
                                                  July 27,    July 28,  July 28,
                                                    2002       2001       2000
                                                   ------     ------     ------
Anti-dilutive securities:
      Options to purchase common stock ........    12,308     10,834      9,534
     Common stock subject to repurchase .......       226      2,669      6,535
                                                   ------     ------     ------
                                                   12,534     13,503     16,069
                                                   ======     ======     ======


         Comprehensive Income (Loss)

         Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities.

Income Taxes

         The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Due to the Company's loss position in fiscal years 2002, 2001 and 2000, there was no provision for income taxes for the years ended July 27, 2002, July 28, 2001 and July 28, 2000. Deferred tax assets are recognized for anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability.

Recent Accounting Pronouncements

         Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill, and thereby eliminated goodwill amortization of approximately $1.3 million per year based on anticipated goodwill amortization for fiscal 2002. Goodwill and intangible assets were tested for impairment during the quarter ended July 27, 2002. First, the Company determined whether the carrying amount of its goodwill and its intangible assets exceeded its "fair value", which would indicate that goodwill may be impaired. The Company determined that goodwill and intangible assets were impaired, therefore the Company compared the "implied fair value" of the assets, as defined by SFAS 142, to its carrying amount to determine whether there was an impairment loss. As a result of the impairment test, the Company determined that the carrying value was impaired and it recorded an impairment loss of $12.2 million.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its future financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial statements.

         In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issue No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor's income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF No. 01-9 is not expected to have a material effect on our consolidated financial statements.

         In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements
Received for "Out-of-Pocket" Expenses Incurred." This issue deals with classification in the income statement of incidental expenses, which in practice are commonly referred to as "out-of-pocket" expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. The Company has recorded all "out-of-pocket" expenses for fiscal 2002 as revenue. Out-of-pocket expenses for all periods presented were immaterial.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. The Company is required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans. If the Company continues to record significant restructuring charges, the adoption of SFAS No. 146 could have a significant impact on the Company's results of operations.

Supplier Concentration

         Prior to exiting the hardware systems business in fiscal year 2001, the Company was dependent on a single contract manufacturer for substantially all of its manufacturing and supply chain management, including component procurement and inventory management for its systems and services segment. Beginning July 29, 2001, under the software application business, no supplier concentration exists.

Concentrations of Credit Risk and Significant Customers

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. As of July 27, 2002, approximately 40% of gross accounts receivables were concentrated with one customer, Lavaca Systems, Inc. A reserve representing 100% of the gross accounts receivable related to this customer has been established. As of July 28, 2001, approximately 24% of gross accounts receivables were concentrated with one customer, AT&T.

         For the fiscal year ended July 27, 2002, one customer, Intel Corporation, accounted for approximately 20% of net revenues. For the fiscal year ended July 28, 2001, one customer, Akamai Technologies, Inc., accounted for approximately 25% of net revenues. For the fiscal year ended July 28, 2000, one customer, Akamai Technologies, Inc. accounted for approximately 18% of net revenues.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. These classifications had no effect on the prior year's stockholders' equity or results of operations.

3. Acquisitions and Divestitures

         There were no acquisitions or divestitures during the fiscal year ended 2002. During the fiscal years ended July 28, 2001 and 2000, the Company completed a number of acquisitions accounted for using the purchase method and as such, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values on the date of acquisition. The consolidated financial statements include the operating results of each business from the date of acquisition. The value assigned to purchased in-process research and development, based on the income method prepared by an independent third party, was determined by identifying research projects in areas for which technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and purchased intangible assets have been amortized on a straight-line basis over three to five years through July 28, 2001. As of July 29, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible assets," the Company no longer amortizes goodwill. Other intangible assets continue to be amortized on a straight-line basis over three to five years.

Acquisitions and Divestitures - Fiscal Year 2000

         TruSolutions, Inc.

         On March 28, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all of the outstanding shares of TruSolutions for approximately $72.9 million (including acquisition costs of approximately $400,000). The consideration included 767,000 shares of the Company's common stock with a fair market value of $56.7 million based on the average closing price for ten days prior to the acquisition closing date, cash of approximately $10 million and the assumption of outstanding options to purchase TruSolutions common stock valued at $5.8 million based on the Black-Scholes model using the following assumptions: risk free rate of 6.34%; average expected life of 4 years; dividend yield of 0.0%; volatility of common stock of 60.0%. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key employees for a period of three years. Maximum future payments, contingent on employment of the key employees, was $96.3 million payable in stock (approximately 1,303,000 shares) and was originally payable after 12 months, 24 months and 36 months (approximately 501,000 shares, 501,000 shares and 301,000 shares, respectively). The contingent payments were to be accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. The purchase price of $72.9 million was allocated as follows: $62.2 million to goodwill, $7.7 million to other intangible assets, $4.0 million to in-process research and development and the remainder of $1.0 million to other assets and liabilities.

         TruSolutions' in-process research projects included the research and development associated with the 1/2U, 1U, 2U, and 4U server products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 45% for the in-process technology. The Company believes that the estimated in-process technology amounts represent fair value and do not exceed the amount a third party would pay for the projects. The valuation included cash inflows from in-process technology through fiscal year 2003 with revenues commencing in fiscal year 2000 for the 1U, 2U and 4U servers, and in fiscal year 2001 for the 1/2U server. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology.

         In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. The plan included charges related to the closure of TruSolution's sole facility located in San Diego. In addition, compensation expense of $33.3 million was recorded for the acceleration of the contingent consideration related to severance arrangements with terminated TruSolutions' employees. These charges were recorded as restructuring costs and other special charges in the statements of operations (see Note 4). In June 2001, the Company adopted a plan to exit the systems business. As a result, the net book value of goodwill and intangible assets of $50.6 million related to the TruSolutions acquisition was written down to zero as there were no future cash flows expected from this business pursuant to the completion of the restructuring plan (see Note 4).

         NetAttach, Inc.

         On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all of the outstanding shares of NetAttach for approximately $37.4 million (including acquisition costs of approximately $300,000). The purchase price included 396,000 shares of the Company's common stock with a fair market value of $24.6 million based on the average closing price for five days prior to the acquisition closing date, cash of $10.0 million and the assumption of outstanding options valued at $2.5 million based on the Black-Scholes model using the following assumptions: risk free rate of 6.34%; average expected life of 4 years; dividend yield of 0.0%; volatility of common stock of 60.0%. The purchase agreement also contained additional payments to be made in common stock. These payments were solely contingent upon the continued employment of certain key employees for a period of two years. Maximum future payments, contingent on employment of the key employees, were $5.4 million payable in stock (approximately 86,000 shares of the Company's common stock) and were payable on the two-year anniversary date of the merger. The contingent payments were accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. The total purchase price of $37.4 million was allocated as follows: $33.1 million to goodwill, $4.8 million to other intangible assets and the remainder of $0.5 million to other assets and liabilities. As part of the NetAttach acquisition, the Company assumed certain warrant agreements in association with the purchase. The fair market value of the warrants was not material. All warrants have been converted into common stock.

         In September 2001, the Company adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus solely on the Company's SourceForge software application business. The Company recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to exiting these fields. Of the $45.0 million, $27.6 million related to the impairment of goodwill and purchased intangibles from the Company's prior year acquisition of NetAttach, resulting from the expectation that the Company would receive no significant future cash flows from the Linux software engineering services businesses as a result of the exit decision made in September 2001.

         Precision Insight, Inc.

         On April 14, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all of the outstanding shares of Precision Insight for approximately $4.1 million. The consideration included approximately 32,000 shares of the Company's common stock with a fair market value of $2.3 million based on the average closing price for five days prior to the acquisition closing date and cash of approximately $1.8 million. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments, contingent on employment of the key employees, was $11.5 million in stock (approximately 157,000 shares of the Company's common stock) and were originally payable after 24 months, 36 months and 48 months (approximately 52,300 shares each year). The contingent payments were to be accounted for as compensation expense over the term of the employment condition and not as a part of the purchase price. The disclosures of the allocation of purchase price and pro forma data have not been disclosed as the amounts are not material.

         In September 2001, the Company adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus solely on the Company's SourceForge software application business. The Company recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to exiting these fields. Of the $45.0 million, $3.0 million related to the impairment of goodwill and purchased intangibles from the Company's prior year acquisition of Precision Insight, resulting from the expectation that the Company would receive no significant future cash flows from the professional services business as a result of the exit decision made in September 2001.

OSDN

         On June 7, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all of the outstanding shares of OSDN for approximately $342.0 million (including acquisition costs of approximately $5.0 million). The purchase price included 6,986,000 shares of the Company's common stock with a fair market value of $315.0 million based on the average closing price for five days prior to the acquisition closing date and the assumption of outstanding options to purchase the Company's common stock valued at approximately $22.0 million based on the Black-Scholes model using the following assumptions: risk free rate of 6.64%; average expected life of 7 years; dividend yield of 0.0%; volatility of common stock of 70.0%. The purchase price was allocated as follows: $229.7 million to goodwill, $38.4 million to other intangible assets, $5.0 million to in-process research and development and the remainder to other assets and liabilities.

         OSDN's in-process research projects included next-generation web site management tools, online web applications, and other technologies that support the Company's network of web sites. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 30% for the in-process technology. The Company believed that the estimated in-process technology amounts represented fair value and did not exceed the amount a third party would pay for the projects.

         The valuation included cash inflows from in-process technology through fiscal year 2005 with revenues commencing in fiscal year 2001. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology. At the time of the merger, OSDN's remaining tasks that were substantially incomplete included certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental technologies could be produced to meet their design specifications including functional, technical, and economic performance requirements. The Company estimated that it would cost approximately $1,000,000 to complete the projects with significant remaining development efforts. The Company did not incur any additional charges related to these projects in fiscal year 2002 and does not expect to incur additional charges going forward.

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

         Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. In accordance with SFAS No. 142, the Company tested the remaining OSDN goodwill and intangibles for impairment during the quarter ended July 27, 2002. First, the Company determined if its carrying amount exceeded its "fair value" which would indicate that goodwill may be impaired. The Company determined that goodwill and intangible assets were impaired. Therefore, the Company compared the "implied fair value" of the assets, as defined by SFAS 142, to its carrying amount to determine if there was an impairment loss. As a result of the impairment test, the Company determined that the carrying value was impaired and recorded an impairment loss of $12.2 million.

Acquisitions and Divestitures - Fiscal Year 2001

         Brave New Worlds, Inc.

         On September 26, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all of the outstanding shares of Brave New Worlds, Inc. ("BNW") for approximately $2.5 million. The consideration included approximately 35,000 shares of the Company's common stock with a fair market value of $1.7 million based on the average closing price for three days prior to the acquisition closing date and cash of approximately $750,000. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees was to be $4.8 million in stock (approximately 97,000 shares) and was payable after 12 months, 24 months, 36 months and 48 months. The contingent payments were accounted for as compensation expense on a pro rata basis over the term of the employment condition and not as purchase price. Upon consummation of the acquisition, the Company established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material. In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. The plan involved the divestiture of the managed services business, including the recently acquired BNW. Charges were recorded to write down the net book value of the BNW net assets acquired to the Company's estimate of proceeds to be received on the sale of the business, which was estimated to be nominal. In addition, compensation expense of $1.4 million was recorded for the acceleration of a portion of the contingent consideration related to severance arrangements made with terminated BNW employees. The sale of BNW was completed on June 10, 2001 for minimal proceeds. The charges associated with this divestiture have been recorded as restructuring costs and other special charges in the statement of operations (see Note 4).

         Life BVBA

On September 29, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all of the outstanding shares of Life BVBA ("Life") for approximately $860,000. The consideration included approximately 14,000 shares of the Company's common stock with a fair market value of $660,000 based on the average closing price for three days prior to the acquisition closing date and cash of approximately $200,000. The purchase agreement contained additional payments to be made in common stock that were solely contingent upon the continued employment of certain key employees for a period of four years. Maximum future payments contingent on employment of the key employees were capped at $2.0 million in stock (approximately 43,000 shares) and was originally payable after 12 months, 24 months, 36 months and 48 months. Upon consummation of the acquisition, the Company established an escrow for these contingent payments. The disclosures of the allocation of purchase price and pro forma data have been omitted as the amounts are not material. In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. The plan involved the divestiture of the managed services business, including the recently acquired Life. The sale of Life was completed on April 25, 2001 for minimal proceeds. In addition, compensation expense of $1.3 million was recorded for the acceleration of the contingent consideration related to severance arrangements made with terminated Life employees. The charges associated with this divestiture have been recorded as restructuring costs and other special charges in the statement of operations (see Note 4).

         Help Desk Facility

         On November 27, 2000, the Company acquired certain assets of Alabanza Corporation ("Alabanza") for approximately $3.6 million. The consideration included 224,090 shares of the Company's common stock valued at $2.6 million and cash of approximately $950,000. The agreement contained no additional contingent payments, options or commitments. In February 2001, in response to the general slowdown in the economy, the Company adopted a plan to reduce operating costs. In connection with these actions, the plan involved the divestiture of its managed services business, including the help desk facility recently acquired from Alabanza. Charges were recorded to write down the net book value of intangible assets to the Company's estimate of proceeds to be received on the sale of the assets, which was estimated to be nominal. The divestiture of Alabanza was completed on July 10, 2001 for approximately $0.5 million, which has been fully reserved for during restructuring. The charges associated with this divestiture were recorded as restructuring costs and other special charges in the statements of operations (see Note 4).

         Software Technology

         On December 7, 2000, the Company acquired certain assets of Lavaca Systems, Inc. ("Lavaca") for approximately $3.6 million. The consideration included 306,122 shares of the Company's common stock valued at $2.6 million and cash of approximately $1.0 million. The agreement contained no additional contingent payments, options or commitments. Purchased intangible assets included intellectual property and technology related to specific software applications of approximately $3.6 million. During the fourth quarter of fiscal 2001, charges were recorded to write down the net book value of intangible assets to the Company's estimate of proceeds to be received on the sale of the assets. The divestiture of Lavaca was completed in the first quarter of fiscal 2002 for minimal proceeds. The charges associated with this write-down have been recorded as restructuring costs and other special charges in the statements of operations (see Note 4).

4. Restructuring Costs and Other Special Charges

         During February 2001, in response to the general slowdown in the economy, the Company adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $43.4 million was recorded in the third quarter of fiscal 2001. The principle actions of the plan involved the closure of the Company's San Diego facility and the exit from its managed services business. Of the $43.4 million, $33.8 million related to the acceleration of deferred stock compensation that was originally contingent on future employment by three employees of TruSolutions and one employee of Life, companies VA acquired in March 2000 and September 2000, respectively. These employees' positions were terminated as part of the restructuring and all stock held in escrow was released to them as part of their severance agreements. In addition, as part of the plan to exit from the Company's managed services business, VA accrued for the disposition of BNW, a company VA acquired in September 2000. Included in the accrual were severance charges related to six employees of BNW who were informed before April 28, 2001 of the formal plan of the Company to divest of BNW. Further, $1.7 million was recorded for workforce reduction, consisting of severance, acceleration of stock options, and other related costs attributable to 43 former employees, primarily from the Company's domestic systems business. Of the remaining $7.9 million, $1.7 million was for excess facilities related primarily to non-cancelable leases (payments which will continue until fiscal year 2010 unless VA sublets completely) or other costs and the abandonment or disposal of property and equipment, and $6.2 million was for the impairment of goodwill and purchased intangibles as there were no future cash flows expected from the managed services business that was exited pursuant to the restructuring plan. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly.

         In addition to the above, the Company recorded $3.4 million in connection with these restructuring charges, which was classified as cost of revenues in the statement of operations. Of the $3.4 million, $0.2 million was recorded for workforce reduction, consisting of severance and other related costs attributable to 19 employees from the domestic systems business and nine employees from the managed services business. Of the remaining $3.2 million, $2.9 million related to a write down of inventory from the closing of the San Diego facility, and $0.3 million related to other restructuring costs.

         In June 2001, the Company adopted a plan to exit the systems business which was accounted for in the fourth quarter ended July 28, 2001. The Company decided to exit its systems business in reaction to the negative impact of the slowdown in the economy on VA's customer base and VA's inability to effectively penetrate the larger enterprise market. VA exited the systems business to pursue its SourceForge application software business in order to reduce operating losses and improve cash flow. The Company recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal 2001 related to exiting its systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles, resulting from its expectation that VA would receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases (payments which, unless VA sublets completely, will continue until fiscal year 2010), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from the Company's systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly.

         In addition to the above, the Company recorded $10.5 million of charges in connection with the exit of the systems business, which were classified as cost of revenues in the statements of operations. Of the $10.5 million, $7.6 million was related to excess inventory charges arising from the exit of the systems business, $0.4 million was recorded for a workforce reduction consisting of severance, and other related costs attributable to 64 former employees from the Company's systems business, and the remaining $2.5 million related to other restructuring costs.

         In September 2001, the Company adopted a plan to exit the professional services and Linux software engineering services businesses in order to focus solely on its SourceForge software application business. The Company recorded a restructuring charge of $45.0 million in the first quarter of fiscal year 2002 related to this exit. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from its prior year acquisitions of NetAttach and Precision Insight resulting from its expectation that the Company would receive no significant future cash flows from the professional services and Linux software engineering services businesses. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases (payments which will continue until fiscal year 2010 unless VA sublets completely) and other costs for the abandonment or disposal of property and equipment. Of the remaining $1.5 million restructuring charge, $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from its Linux software engineering service business, and $0.2 million related to other restructuring charges related to the exit of the services business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly.

         In addition to the above, the Company recorded a $3.1 million net credit included in cost of revenues in the consolidated statement of operations for the quarter ended October 27, 2001. The $3.1 million net credit included a $3.9 million credit adjustment relating to the fiscal 2001 fourth quarter systems restructuring composed of a $2.0 million reversal of reserves for inventory (the Company had a better than expected sell through of old and excess material in the three months ended October 27, 2001 than was anticipated in July
2001), $1.2 million adjustment for system shipments (the Company was able to sell product at a price in excess of that originally estimated at July 28, 2001) and $0.7 million reversal for an over estimate of warranty expense. A $0.8 million restructuring charge was recorded for a workforce reduction which mostly consisted of severance and other related costs attributable to 36 former employees primarily from exiting the professional services business.

         During the third quarter of fiscal 2002, the Company recorded additional restructuring charges associated with the exiting of a sublease agreement of $0.7 million, offset by reversals of excess restructuring accruals related to prior periods of $0.6 million.

         In addition, the Company recorded a $0.3 million credit included in cost of revenues in the consolidated statement of operations for the quarter ended April 27, 2002. This credit was due to the reversal of a prior period restructuring accrual. The accrual was originally established as a result of a non-cancelable contract for warranty services. The contract was renegotiated and settled during the third quarter of fiscal 2002 and as a result the reserve was reversed.

         In July 2002, the Company adopted a plan to reduce its general and administrative overhead costs. As a result of this plan, a $1.9 million restructuring charge was recorded in the fourth quarter of fiscal year 2002. Of the $1.9 million, $1.2 million related to excess facilities from non-cancelable leases (payments which will continue until fiscal year 2004, unless VA sublets completely) and the abandonment of property, and $0.7 million related to a workforce reduction consisting of severance and other related costs attributable to 35 employees.

         In addition to the above, the Company recorded a $2.4 million net credit included in cost of revenues in the consolidated statement of operations for the quarter ended July 27, 2002. The $2.4 million net credit included a $2.7 million credit adjustment relating to the overestimate of the fiscal 2001 fourth quarter systems warranty restructuring accrual. A $0.3 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 14 former employees primarily in an effort to align the Company's infrastructure with its operations.

         Below is a summary of the restructuring charges in operating expenses (in thousands):


                                                                                        Total             Total
                                                                    Total Charged     Charged To           Cash       Restructuring
                                                                    To Operations     Operations         Receipts/    Liabilities at
                                                                     Fiscal 2001      Fiscal 2002       (Payments)    July 27, 2002
                                                                     -----------      -----------       ----------    -------------
Cash Provisions:
  Other special charges relating to
    restructuring activities .................................         $  2,159         $   (888)         $ (1,219)       $     52
  Facilities charges .........................................            6,584            9,401             1,545          17,530
   Employee severance and other related
     charges .................................................            3,498            1,997            (5,083)            412
                                                                       --------         --------          --------        --------
      Total cash provisions ..................................           12,241           10,510          $ (4,757)       $ 17,994
                                                                       --------         --------          ========        ========
Non-cash Provisions:
  Write-off of goodwill and intangibles ......................           59,723           30,632
  Write-off of other special charges relating
   to restructuring activities ...............................            4,434            5,442
  Write-off of accelerated options from
    terminated employees .....................................            1,352             --
   Acceleration of deferred stock
   compensation ..............................................           35,728              352
                                                                       --------         --------
      Total non-cash provisions ..............................          101,237           36,426
                                                                       --------         --------
      Total operating expense restructuring
        provisions ...........................................         $113,478         $ 46,936
                                                                       ========          ========


5.  Other Obligations

OSDN Notes Payable

         As part of the OSDN acquisition, the Company assumed three note payable agreements (the "Notes") with an employee of OSDN. The Notes bore interest rates of 9.0% to 9.75% totaling $2,043,000 and were to mature through fiscal year 2003. As of July 28, 2001, the remaining principal maturities under the note payables of $922,000 were currently due and were recorded as accrued compensation in the accompanying balance sheet. During fiscal year 2002, the Company settled the remaining loan balance as part of the employee's separation agreement for face value. As of July 27, 2002, there were no remaining balances under the Notes.

6. Line of Credit and Equipment Loan

         In September 2001, the Company amended its loan and security agreement with a bank. In accordance with the amended agreement, the committed revolving line of credit was reduced from $10,000,000 to $7,500,000. The amount available for borrowing was not to exceed the committed revolving line, less any outstanding letters of credit issued under the line of credit, which was not to exceed $3,000,000. If the sum of outstanding advances plus the face amount of all outstanding letters of credit exceeded $4,000,000, then advances were not to exceed the lesser of (i) the committed revolving line or (ii) 70% of eligible accounts receivables minus, in each case, the face amount of all outstanding letters of credit.

         In May 2002, the Company further amended its loan and security agreement. In accordance with the amended agreement, the committed revolving line of credit was reduced from $7,500,000 to $5,000,000. The amount available for borrowing was not to exceed the committed revolving line, less any outstanding letters of credit issued under the line of credit, which was not to exceed $3,000,000. If the sum of outstanding advances plus the face amount of all outstanding letters of credit exceeded $4,000,000, then advances were not to exceed the lesser of (i) the committed revolving line or (ii) 70% of eligible accounts receivables minus, in each case, the face amount of all outstanding letters of credit. Borrowings under the amended agreement matured on June 30, 2002. The loan and security agreement were not renewed or amended on its maturity date of June 30, 2002.

7. Commitments and Contingencies

         The Company leases its facilities under operating leases that expire at various dates through fiscal year 2010. Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of July 27, 2002 are as follows (in thousands):

                                                                     Operating
                                                                       Leases
                                                                      -------
2003 .........................................................        $ 4,208
2004 .........................................................          4,428
2006 .........................................................          4,556
2006 .........................................................          3,632
2007 .........................................................          3,511
Thereafter ...................................................         10,521
                                                                      -------
          Total minimum lease payments .......................        $30,856
                                                                      =======

         Effective June 1, 2000, the Company entered into a ten-year lease agreement for a new corporate facility.

         Gross rent expense for the years ended July 27, 2002, July 28, 2001 and July 28, 2000 was approximately $18,866,000, $13,601,000 and $2,163,000, respectively. $11,029,000 and $8,300,000 of the rent expense for the years ended July 27, 2002 and July 28, 2001, respectively, were attributable to an estimate of the loss related to idle facilities, which has been recorded as restructuring costs and other special charges in the statements of operations.

8.  Litigation

         The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its IPO were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding bring claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Defendants have filed motions to dismiss.

         In September 2002, plaintiffs agreed to voluntarily dismiss all claims (the "Dismissed Claims") against the Company's Former Officers. In the event, however, that facts emerge prior to September 30, 2003, which support the Dismissed Claims, the Court may permit plaintiffs to reassert some or all of the Dismissed Claims.

         The Company believes it has meritorious defenses to all of the claims against the Company and will defend them vigorously.

         The Company is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

9.  Retirement Savings Plan

         The Company maintains an employee savings and retirement plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of the Company. The plan provides for tax deferred salary deductions and after-tax employee contributions. Contributions include employee salary deferral contributions and discretionary employer contributions. To date, there have been no employer discretionary contributions.

10.  Common Stock

         In October 1999, the Company's board of directors approved the reincorporation into Delaware by way of a merger with a newly-formed Delaware subsidiary in connection with the Company's IPO. In conjunction with the IPO, the Company issued 4,400,000 shares of common stock with an initial public offering price of $30.00 per share. Upon closing of the initial public offering, all of the outstanding shares of convertible preferred stock were automatically converted into 19,921,322 shares of common stock. In addition, the underwriters exercised their option to purchase 660,000 additional shares to cover the over-allotments of shares at the $30.00 per share offering price. The IPO raised approximately $141,000,000 after underwriting fees and $139,000,000 after all other direct costs. In fiscal year 2002, the Company cancelled 10,934 shares of its common stock, which has been recorded as treasury stock in the balance sheet and statement of stockholders' equity. In fiscal year 2001, the Company repurchased 41,114 shares of common stock for approximately $4,000 and cancelled 63,386 shares of its common stock, which has been recorded as treasury stock in the balance sheet and statement of stockholders' equity.

         As of July 27, 2002 there were 54,165,411 shares of common stock issued and outstanding. VA Software is authorized to issue 250,000,000 shares of common stock, $0.001 par value. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are available and when declared by the Board of Directors. No cash dividends have been declared or paid through July 27, 2002.

         As of July 27, 2002, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans ....................         19,936,338
1999 Director Option Plan ...................................          1,000,000
1999 Employee Stock Purchase Plan ...........................          1,803,677
                                                                      ----------
                                                                      22,740,015
                                                                      ==========

Stock Repurchase Agreements

         In connection with the exercise of options pursuant to the Company's Stock Option Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any unvested shares at the original exercise price of the shares upon termination of the employee. The repurchase right lapses ratably over the vesting term of the original option grant. As of July 27, 2002, 29,106 shares of the Company's common stock were subject to repurchase by the Company.

Stock Option Plan

         In fiscal year 1997, the Company adopted and the board of directors approved the 1996 Stock Option Plan ("1996 Plan"), under which a total of 4,650,000 shares of the Company's common stock were reserved for issuance. The 1996 Plan permitted options to be granted to employees, consultants and directors to purchase shares of the Company's common stock at a price determined by the board of directors. The Company granted 4,650,000 options under the 1996 Plan during fiscal 1997 and 1998. In fiscal 1998, the Company granted options to purchase 4,026,000 shares of common stock outside of the 1996 Plan at an exercise price of $0.02 per share. In October 1998, the Company cancelled all stock options outstanding under the 1996 Plan and the 4,026,000 options that had been issued in fiscal year 1998 outside of the 1996 Plan. The cancelled options were replaced with options under the 1998 Stock Plan ("1998 Plan") that had vesting and exercise prices consistent with the terms of the cancelled options. The 1996 Plan was terminated in October 1998.

         In fiscal year 1999, the Company adopted and the board of directors approved the 1998 Plan. A total of 32,452,248 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the Board of Directors. Through July, 27, 2002, 36,939,966 options have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company's common stock at terms and prices determined by the board of directors. The Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within three months of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors.

         The Company's 1999 Directors Option Plan (the "Directors' Plan") was adopted by the Company's board of directors in October 1999. A total of 1,000,000 shares of common stock have been reserved for issuance under the Directors' Plan, subject to an annual increase of the lesser of 250,000 shares, 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through July 27, 2002, 430,000 options have been granted under the Directors' Plan. Under the Directors' Plan, options are granted when a non-employee director joins the board of directors following the IPO and at each annual meeting where the director continues to serve on the board of directors. The Directors' Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected after the completion of the IPO. The Directors' Plan also provides that upon the date of each annual stockholders' meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders' meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant will have an exercise price per share equal to the fair market value of the common stock at the date of grant, will vest 25% immediately upon the grant date and monthly thereafter and become fully vested three years after the date of grant. Each automatic grant will have a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director's outstanding option will become fully vested and exercisable. Options granted under the Directors' Plan must be exercised within 3 months of the end of the non-employee director's tenure as a member of the board of directors, or within 12 months after a non-employee director's termination by death or disability, provided that the option does not terminate by its terms earlier. Unless terminated sooner, the Directors' Plan terminates automatically in 2009.

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

         The following is a summary of the option activity under all of the stock option plans for the three years ended July 27, 2002 follows:

                                                                                                    Options Outstanding
                                                                                                 -------------------------
                                                                                 Options                       Weighted
                                                                                Available       Number of       Average
                                                                                for Grant        Shares     Exercise Price
                                                                                ---------        ------     --------------
        Balance at July 31, 1999.........................................        6,552,640       6,482,976  $      0.46
          Authorized.....................................................        4,000,000              --           --
          Granted........................................................       (3,911,088)      5,465,563        20.89
          Exercised......................................................               --      (2,139,936)        1.12
          Cancelled......................................................          275,085        (275,085)        9.26
          Repurchases....................................................          593,048              --           --
                                                                             -------------   -------------
        Balance at July 28, 2000.........................................        7,509,685       9,533,518        11.77
          Authorized.....................................................        3,293,288              --           --
          Granted........................................................       (8,683,574)      8,683,574         9.10
          Exercised......................................................               --      (2,395,276)        1.25
          Cancelled......................................................        4,272,107      (4,987,636)       16.62
          Repurchases....................................................          923,844              --           --
                                                                             -------------   -------------
        Balance at July 28, 2001.........................................        7,315,350      10,834,180         9.72
                                                                             =============   =============
          Authorized.....................................................        2,901,816              --           --
          Granted........................................................       (8,082,800)      8,082,800         1.15
          Exercised......................................................               --        (511,674)        0.63
          Cancelled......................................................        5,970,320      (6,097,405)        8.79
          Repurchases....................................................          523,751              --           --
                                                                             -------------   -------------
        Balance at July 27, 2002.........................................        8,628,437      12,307,901         4.94
                                                                             =============   =============

                                               Outstanding Options                                    Options Exercisable
         ----------------------------------------------------------------------------------------     -------------------
                                                                              Weighted
                                                                               Average    Weighted                Weighted
                                                                              Remaining    Average                 Average
            Range of                                              Number      Life (in    Exercise                Exercise
         Exercise Prices                                        Outstanding    years)       Price      Shares       Price
         ---------------                                        -----------    ------       -----      ------       -----
        $  0.02 - $  0.85                                         1,313,342     7.45      $  0.38       858,622   $  0.15
        $  0.92 - $  0.99                                         4,619,693     9.22      $  0.99       936,760   $  0.99
        $  1.00 - $  3.00                                         2,896,271     9.10      $  2.39       673,050   $  2.73
        $  3.22 - $  8.75                                         2,523,486     8.43      $  7.52     1,085,934   $  7.44
        $  9.63 - $112.06                                           955,109     7.87      $ 31.23       562,532   $ 30.93
                                                               ------------                         -----------
        $  0.02 - $112.06                                        12,307,901     8.74      $  4.94     4,116,898   $  6.89
                                                               ============                         ===========

         During fiscal 2000, 185,000 options and stock purchase rights, with a weighted average exercise price of $0.09 were exercised. During fiscal years 2002 and 2001, there were no options or stock purchase rights granted outside of the 1998 Plan outstanding. The compensation expense recorded in connection with these fiscal year 2000 grants was not material. Total options exercisable at July 27, 2002 and July 28, 2001 were 4,116,898 and 2,804,395, respectively.

         Employee Stock Purchase Plan

         In October 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, the maximum aggregate number of shares of stock that may be issued under the ESPP is 2,000,000, cumulatively increased annually by an amount equal to the lesser of (a) one percent (1%) of the then issued and outstanding shares of common stock, (b) an amount determined by the Board of Directors, or (c) 500,000 shares of common stock. During each six-month offering period, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. A total of 196,323 shares of common stock were issued under the ESPP through July 27, 2002. At July 27, 2002, 1,803,677 shares were available for issuance.

Employee Stock Option and Stock Purchase Plan

         The Company accounts for stock options issued to employees under APB Opinion No. 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense been determined consistent with SFAS No. 123, net loss would have increased to the following pro forma amounts (in thousands, except per share data):

                                                                Year Ended
                                                 ----------------------------------------
                                                                  July 28,
                                                     2001           2001          2000
                                                 -----------    -----------    ----------
Net loss as reported .........................   $   (91,038)   $  (525,268)   $  (94,658)
Pro forma net loss ...........................   $  (101,628)   $  (545,600)   $  (98,971)
Basic and diluted net loss per share .........   $     (1.72)   $    (10.78)   $    (3.52)
Pro forma basic and diluted net loss per share   $     (1.92)   $    (11.20)   $    (3.68)


         The weighted average fair value of options granted during fiscal years 2002, 2001 and 2000 was $0.81, $6.52 and $10.28, respectively. Pursuant to the provisions of SFAS No. 123, the compensation cost associated with options granted in fiscal years 2002, 2001 and 2000 were estimated on the grant date using the Black-Scholes model and the following assumptions:

                                                                       Options
                                                                     Year Ended
                                                          ---------------------------------      ESPP
                                                                                               Year Ended
                                                          ----------------------------------------------
                                                          July 27,    July 28,    July 28,     July 27,
                                                            2002       2001         2000         2002
                                                          -------     -------     ---------    ---------
Risk free interest rate..............................       3.7%        5.1%        6.9%          2.4%
Average expected life of option......................     4 years     4 years     5.3 years    0.5 years
Dividend yield.......................................        0%          0%          0%            0%
Volatility of common stock...........................       100%        100%         60%          100%

Deferred Stock Compensation

         In connection with the grant of certain stock options to employees during fiscal years 2000 and 1999, the Company recorded deferred stock compensation within stockholders' equity of approximately $37,800,000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the individual award, generally four years. The method is in accordance with FASB Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. In connection with the acquisitions of TruSolutions, Precision Insight and NetAttach, the Company recorded $113.1 million of deferred stock compensation during fiscal year 2000. In connection with the acquisitions of BNW, Inc. and Life, the Company recorded $6.8 million of deferred stock compensation during fiscal year 2001. The Company recorded amortization of deferred stock compensation of $1.7 million, $61.3 million and $39.5 million for the years ended July 27, 2002, July 28, 2001 and 2000, respectively. In addition, in connection with the restructuring discussed in Note 4, expense of approximately $0.3 million and $35.7 million related to the acceleration of deferred stock compensation has been recorded for the fiscal years ended July 27, 2002 and July 28, 2001, respectively, and has been included in restructuring costs and other special charges in the statements of operations.

11. Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Due to the Company's loss position in fiscal years 2002, 2001 and 2000, there was no provision for income taxes for the years ended July 27, 2002, July 28, 2001 and July 28, 2000. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.

         The components of the net deferred tax assets are as follows (in thousands):

                                           July 27,      July 28,      July 28,
                                             2002          2001          2000
                                           --------      --------      --------
Net operating loss carryforwards .....     $ 80,446      $ 68,965      $ 34,578
Other reserves and accruals ..........       11,494        19,726         2,901
                                           --------      --------      --------
                                             91,940        88,691        37,479
Valuation allowance ..................      (91,940)      (88,691)      (37,479)
                                           --------      --------      --------
Net deferred income tax asset ........     $   --        $   --        $   --
                                           ========      ========      ========

As of July 27, 2002, the Company has net operating loss carryforwards of approximately $226.2 million to offset future federal taxable income, which expires at various dates through fiscal year 2021. This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of OSDN. The deferred tax assets related to the acquisition of OSDN, approximately $5.6 million as of June 7, 2000, and if and when realized, will be used to reduce the remaining intangibles recorded at the date of acquisition to zero first and then to reduce the tax provision. The Company also has California net operating loss carryforwards of approximately $61.0 million to offset future California taxable income, which expire at various dates through fiscal year 2012. The net operating loss carryforwards also include approximately $21.3 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to additional paid-in capital rather than a reduction of the provision for income taxes. The operating loss carryforwards to be used in future years is limited in accordance with the provisions of the Tax Reform Act of 1986 as the Company has experienced a cumulative stock ownership change of more than 50% over the last three years. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.

12. Segment and Geographic Information

         Through  June  27,  2001,  the  Company  had  two  reportable  business segments: Systems and Services and OSDN, which was formerly known as Andover.Net, Inc. ("Andover.Net"). The Systems and Services segment consisted of a broad line of Linux systems and Open Source services, including system architecture design and integration, development of Open Source software and managed services. The OSDN segment helps customers develop, distribute and discuss open source software. The Company allocated resources to and evaluated the performance of its segments based on each segment's revenue. As a result of the Company's decision to exit the systems business in the fourth quarter of fiscal 2001, effective July 29, 2001, the Company operates as one business segment, providing application software products and related OSDN products and services. For fiscal year 2002, revenue from the Company's single business segment was $20.4 million. For fiscal year 2001, revenue from OSDN was $14.7 million, and revenue from the Systems and Services segment was $120.2 million.

         The Company marketed its products in the United States through its direct sales force. Revenues for each of the fiscal years ended July 27, 2002, July 28, 2001 and 2000 were primarily generated from sales to end users in the United States of America.

13. Subsequent Events (Unaudited)

         On August 13, 2002, the Company entered into a significant commercial agreement with IBM focused on the joint marketing and sales of the next generation of SourceForge, which will offer full support for IBM's DB2 database. As part of the agreement, IBM's direct and indirect sales channels will engage with VA Software in joint sales activities. The terms of the agreement include VA Software's and IBM's ongoing integration of SourceForge with a suite of IBM infrastructure, application development and system management tools, including DB2 database software; WebSphere Application Server; WebSphere Studio Application Developer; and Tivoli management software. In addition, SourceForge will also be optimized to run on IBM eServer xSeries Linux servers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On April 18, 2002, the Company filed a current report on Form 8-K to report a change in independent public accountants, effective as of April 17, 2002.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information called for by this item is incorporated by reference to the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement for the annual stockholders' meeting to be held on December 4, 2002.

Item 11. Executive Compensation

         The information called for by this item is incorporated by reference to the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement for the annual stockholders' meeting to be held on December 4, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement for the annual stockholders' meeting to be held on December 4, 2002.

Item 13. Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the annual stockholders' meeting to be held on December 4, 2002.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

         1. All Financial Statements:

See the Consolidated Financial Statements and notes thereto in Item 8 above.

         2. Schedule II-- Valuation and Qualifying Accounts are filed as part of this Form 10-K.

         3. Exhibits:

See the Exhibit Index.

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VA SOFTWARE CORPORATION

                                            By:       /s/     ALI JENAB
                                               ---------------------------------
                                                          Ali Jenab
                                              Chief Executive Officer, President
                                             and Member of Board of Directors

Date: October 18, 2002


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ali Jenab and Kathleen R. McElwee, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       Signature                                                 Title                                   Date
                       ---------                                                 -----                                   ----
                    /s/  ALI JENAB                                Chief Executive Officer, President               October 18, 2002
-----------------------------------------------------         (principle executive officer) and Director
                       Ali Jenab

               /s/  KATHLEEN R. MCELWEE                                 Chief Financial Officer                    October 18, 2002
-----------------------------------------------------               (principle accounting officer)
                  Kathleen R. McElwee

                /s/  LARRY M. AUGUSTIN                            Chairman of the Board of Directors               October 18, 2002
-----------------------------------------------------
                   Larry M. Augustin

                /S/  ANDRE M. BOISVERT                                         Director                            October 18, 2002
-----------------------------------------------------
                   Andre M. Boisvert

                    /s/  RAM GUPTA                                             Director                            October 18, 2002
-----------------------------------------------------
                       Ram Gupta

                  /s/  DOUGLAS LEONE                                           Director                            October 18, 2002
-----------------------------------------------------
                     Douglas Leone

            /s/  ROBERT M. NEUMEISTER, JR.                                     Director                            October 18, 2002
-----------------------------------------------------
               Robert M. Neumeister, Jr.

                  /s/  CARL REDFIELD                                           Director                            October 18, 2002
-----------------------------------------------------
                     Carl Redfield

                 /s/ DAVID B. WRIGHT                                           Director                            October 18, 2002
-----------------------------------------------------
                    David B. Wright

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ali Jenab, certify that:

1.       I have  reviewed  this  annual  report  on  Form  10-K  of VA  Software
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date:  October 18, 2002                      /s/      ALI JENAB
                                             -----------------------------------
                                             Ali Jenab
                                             Chief Executive Officer


              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002



I, Kathleen R. McElwee, certify that:

1.       I have  reviewed  this  annual  report  on  Form  10-K  of VA  Software
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date:   October 18, 2002                     /s/      KATHLEEN R. MCELWEE
                                             -----------------------------------
                                             Kathleen R. McElwee
                                             Chief Financial Officer

                             VA SOFTWARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                            Balance at     Charged to      Additions                    Balance at
                                                            Beginning      Costs and         due to                         End
    Description                                             of Period       Expenses     Acquisitions     Deductions     of Period
    -----------                                             ---------       --------     ------------     ----------     ---------
Year Ended July 28, 2000
  Allowance for doubtful accounts ......................     $    207       $  1,328        $    150       $    210       $  1,475
  Allowance for excess and obsolete inventory ..........     $    833       $  1,878        $   --         $  1,540       $  1,171
Year Ended July 28, 2001
  Allowance for doubtful accounts ......................     $  1,475       $  3,968        $   --         $  1,196       $  4,247
  Allowance for excess and obsolete inventory ..........     $  1,171       $ 24,441        $   --         $  7,265       $ 18,347
  Accrued restructuring liabilities ....................     $   --         $ 12,241        $   --         $  2,728       $  9,513
Year Ended July 27, 2002
  Allowance for doubtful accounts ......................     $  4,247       $ (1,096)       $   --         $  1,985       $  1,166
  Allowance for excess and obsolete inventory ..........     $ 18,347       $ (4,378)       $   --         $ 13,939       $     30
  Accrued restructuring liabilities ....................     $  9,513       $ 10,510        $   --         $  2,029       $ 17,994

                                  EXHIBIT INDEX

 Exhibit
  Number
  ------
   2.1*             --    Amended and Restated Agreement and Plan of Reorganization  between the Registrant,  Atlanta  Acquisition
                          Corp. and Andover.Net, Inc.

   3.1**            --    Amended and Restated Certificate of Incorporation of the Registrant

   3.2**            --    Bylaws of the Registrant

   4.1**            --    Specimen Common Stock Certificate

  10.1**            --    Form of Indemnification Agreement between the Registrant and each of its directors and officers

  10.2**            --    1998 Stock Plan and forms of agreement thereunder

  10.3**            --    1999 Employee Stock Purchase Plan

  10.4**            --    1999 Director Option Plan

  10.5#             --    First Amended and Restated  Registration  Rights  Agreement  between  Registrant and certain  holders of preferred stock

  10.6##            --    Loan and Security Agreement between Registrant and Comerica Bank-- California

  10.7+***          --    Master Lease Agreement between Boca Global, Inc. and Bordeaux Partners LLC

  10.8+###          --    Master Lease Agreement between Registrant and Renco Investment Company

  10.9****          --    Consent of Linus Torvalds

  23.1              --    Consent of PricewaterhouseCoopers LLP, Independent Public Accountants (see page 66)

  23.2              --    Notice regarding Consent of Arthur Andersen LLP (see page 67)

  24.1**            --    Power of Attorney (see signature page)

  99.1              --    Certification  Of Chief Executive  Officer  Pursuant To 18 U.S.C.  Section 1350, As Adopted  Pursuant To
                          Section 906 Of The Sarbanes-Oxley Act Of 2002

  99.2              --    Certification  Of Chief Financial  Officer  Pursuant To 18 U.S.C.  Section 1350, As Adopted  Pursuant To
                          Section 906 Of The Sarbanes-Oxley Act Of 2002

------------
+ Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

* Incorporated by reference to the corresponding exhibit of Registrant's form S-4 and the amendment thereto (Commission registration no. 333-35704).

** Incorporated by reference to the corresponding exhibit of Registrant's form S-1 and the amendment thereto (Commission registration no. 333-88687).

*** Incorporated by reference from Exhibit 10.16 of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).

**** Incorporated by reference from Exhibit 10.18 of Registrant's Quarterly Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).

# Incorporated by reference from Exhibit 10.6 of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).

## Incorporated by reference from Exhibit 10.9 of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).

### Incorporated by reference from Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).