Form 10-Q
period 2002-10-26
VA SOFTWARE CORP
filed 2002-12-10
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 26, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title Of Class                  Outstanding At November 30, 2002
   Common Stock, $0.001 par value                     54,460,932

================================================================================

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                                                       Page No.
Item 1.  Financial Statements............................................................................................ 3
             Condensed Consolidated Balance Sheets at October 26, 2002 and July 27, 2002................................. 3
             Condensed Consolidated Statements of Operations for the three months ended October 26, 2002 and
             October 27, 2001............................................................................................ 4
             Condensed  Consolidated  Statements  of Cash Flows for the three  months  ended  October  26, 2002 and
             October 27, 2001............................................................................................ 5
             Notes to Condensed Consolidated Financial Statements........................................................ 6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations...........................13
Item 3   Quantitative and Qualitative Disclosures About Market Risk......................................................28
Item 4   Controls and Procedures.........................................................................................28

                                                                                                                      Page No.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...............................................................................................29
Item 2.  Changes in Securities and Use of Proceeds.......................................................................29
Item 3.  Defaults Upon Senior Securities.................................................................................29
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................29
Item 5.  Other Information...............................................................................................29
Item 6.  Exhibits and Reports on Form 8-K................................................................................30
Signatures...............................................................................................................30
Certifications...........................................................................................................31

                                     PART I

                             VA SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                      October 26,          July 27,
                                                                                                         2002                2002
                                                                                                       ---------          ---------
                                                                                                      (Unaudited)
                                              ASSETS
Current assets:
  Cash and cash equivalents ..................................................................         $  15,318          $  35,148
  Short-term investments .....................................................................            10,548              5,458
  Restricted cash, current ...................................................................               450                450
  Accounts receivable, net ...................................................................               892                764
  Inventories ................................................................................               336                300
  Prepaid expenses and other assets ..........................................................             1,127                877
                                                                                                       ---------          ---------
          Total current assets ...............................................................            28,671             42,997
Property and equipment, net ..................................................................             6,282              7,223
Goodwill and intangibles, net ................................................................             1,525              2,169
Long-term investments ........................................................................            21,520             12,440
Restricted cash, non current .................................................................               900                900
Other assets .................................................................................             1,241              1,239
                                                                                                       ---------          ---------
          Total assets .......................................................................         $  60,139          $  66,968
                                                                                                       =========          =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable ...........................................................         $      --          $      42
  Accounts payable ...........................................................................             1,804              2,075
  Accrued restructuring liabilities, current portion .........................................             3,782              3,397
  Accrued compensation .......................................................................             1,066              1,517
  Deferred revenue ...........................................................................               695                774
  Accrued liabilities and other ..............................................................             3,032              4,200
                                                                                                       ---------          ---------
          Total current liabilities ..........................................................            10,379             12,005
Accrued restructuring liabilities, net of current portion ....................................            13,360             14,597
Other long-term liabilities ..................................................................             1,014                978
                                                                                                       ---------          ---------
          Total liabilities ..................................................................            24,753             27,580
Stockholders' equity:
  Common stock ...............................................................................                55                 54
  Additional paid-in capital .................................................................           765,524            765,418
  Deferred stock compensation ................................................................              (149)              (245)
  Accumulated other comprehensive income .....................................................                14                 86
  Accumulated deficit ........................................................................          (730,058)          (725,925)
                                                                                                       ---------          ---------
          Total stockholders' equity .........................................................            35,386             39,388
                                                                                                       ---------          ---------
          Total liabilities and stockholders' equity .........................................         $  60,139          $  66,968
                                                                                                       =========          =========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                                         Three Months Ended
                                                                                                 October 26,            October 27,
                                                                                                    2002                   2001
                                                                                                 -----------            -----------
                                                                                                 (Unaudited)            (Unaudited)
Net revenues:
  Software revenues ..................................................................            $    711               $    118
  Online revenues ....................................................................               4,155                  3,633
  Other revenues .....................................................................                 209                  1,827
                                                                                                  --------               --------
     Net revenues ....................................................................               5,075                  5,578
Cost of revenues:
  Software cost of revenues ..........................................................                 593                    596
  Online cost of revenues ............................................................               2,311                  2,237
  Other cost of revenues .............................................................                (157)                  (390)
                                                                                                  --------               --------
     Cost of revenues ................................................................               2,747                  2,443
                                                                                                  --------               --------
     Gross margin ....................................................................               2,328                  3,135
                                                                                                  --------               --------
Operating expenses:
  Sales and marketing ................................................................               2,321                  4,293
  Research and development ...........................................................               2,044                  2,903
  General and administrative .........................................................               1,755                  2,875
  Restructuring costs and other special charges ......................................                 (15)                44,956
  Amortization of deferred stock compensation ........................................                  38                  1,984
  Amortization of goodwill and intangible assets .....................................                 644                  2,087
                                                                                                  --------               --------
          Total operating expenses ...................................................               6,787                 59,098
                                                                                                  --------               --------
Loss from operations .................................................................              (4,459)               (55,963)
Interest and other, net ..............................................................                 326                  1,082
                                                                                                  --------               --------
Net loss .............................................................................            $ (4,133)              $(54,881)
                                                                                                  ========               ========

Basic and diluted net loss per share .................................................            $  (0.08)              $  (1.04)
                                                                                                  ========               ========
Shares used in computing basic and diluted net loss per share ........................              53,717                 52,678
                                                                                                  ========               ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                           Three Months Ended
                                                                                                     October 26,         October 27,
                                                                                                        2002                2001
                                                                                                     -----------         -----------
                                                                                                    (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net loss .................................................................................          $ (4,133)           $(54,881)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ...........................................             1,618               3,404
    Provision for bad debts ................................................................                (2)               (758)
    Provision for excess and obsolete inventory ............................................                 6              (2,033)
    Loss on disposal of assets .............................................................                 1                 212
    Amortization of deferred stock compensation ............................................                38               1,984
    Non-cash restructuring expense .........................................................               (85)             36,086
    Changes in assets and liabilities:
      Accounts receivable ..................................................................              (126)              9,825
      Inventories ..........................................................................               (42)              1,665
      Prepaid expenses and other assets ....................................................              (166)                601
      Accounts payable .....................................................................              (271)            (10,019)
      Accrued restructuring liabilities ....................................................              (852)              6,575
      Accrued liabilities and other ........................................................            (1,700)             (3,960)
      Other long-term liabilities ..........................................................                36                 (22)
                                                                                                      --------            --------
         Net cash used in operating activities .............................................            (5,678)            (11,321)
                                                                                                      --------            --------
Cash flows from investing activities:
  Change in restricted cash ................................................................                --                 609
  Purchase of property and equipment .......................................................               (33)               (952)
  Purchase of marketable securities ........................................................           (17,671)            (10,210)
  Sale of marketable securities ............................................................             3,501              13,603
  Other, net ...............................................................................               (69)               (218)
                                                                                                      --------            --------
         Net cash provided by (used in) investing activities ...............................           (14,272)              2,832
                                                                                                      --------            --------
Cash flows from financing activities:
  Payments on notes payable ................................................................               (42)                (71)
  Proceeds from issuance of common stock, net ..............................................               165                  91
                                                                                                      --------            --------
         Net cash provided by financing activities .........................................               123                  20
                                                                                                      --------            --------
 Effect of exchange rate changes on cash and cash equivalents ..............................                (3)                221
                                                                                                      --------            --------
 Net decrease in cash and cash equivalents .................................................           (19,830)             (8,248)
                                                                                                      --------            --------
 Cash and cash equivalents, beginning of period ............................................            35,148              57,488
                                                                                                      --------            --------
 Cash and cash equivalents, end of period ..................................................          $ 15,318            $ 49,240
                                                                                                      ========            ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by VA Software Corp. ("VA," "VA Software" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and other comprehensive loss and cash flows for the interim periods presented. The financial statements and the accompanying notes, however, should be read in conjunction with VA's audited consolidated financial statements and the notes thereto included in VA's Annual Report on Form 10-K for the fiscal year ended July 27, 2002, filed with the SEC on October 18, 2002. The condensed consolidated balance sheet as of July 27, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

      The results of operations for the three month periods ended October 26, 2002 and October 27, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 26, 2003.

2. Summary of Significant Accounting Policies

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

      Principles of Consolidation

      These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain, which was recorded as other income in the Company's consolidated statements of operations during the second quarter of fiscal 2002. On March 29, 2002, VA Linux Japan repurchased 10,000 shares of its outstanding stock from a third party other than the Company, thereby decreasing the number of shares outstanding and increasing the Company's investment to approximately 19%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence over it, VA Linux Japan has been accounted for under the cost method as of January 11, 2002. The minority interest included in the results of operations for VA Linux Japan has not been material for any period presented and has been recorded in other income in the accompanying statements of operations. The operations of VA Linux Japan primarily relate to the Company's former systems and services business.

      Revenue Recognition

      Software Revenues

      Software revenues are derived from the Company's SourceForge application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $0.7 million, or 14.0%, of total revenues for the three month period ended October 26, 2002.

      Revenue from software license agreements follow American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, are recognized when objective, persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is probable.

      For perpetual licenses, the Company uses the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value based on published professional service rates. When an agreement includes professional services that are significant or essential to the functionality of the software, the Company uses the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon renewal rates, if stated, or separate sales of maintenance sold to customers. The unrecognized portion of amounts paid in advance for licenses and services are recorded as deferred revenue.

      For term arrangements, the Company does not use the residual method to recognize revenues since we are unable to establish fair value for the individual contract components such as software license, maintenance and support. As a result, the Company recognizes the entire contract value ratably over the term of the contract, normally 12 months. In the event that the contract includes essential professional services, the Company defers revenue until the professional services have been fully delivered. At that time, the Company then recognizes the revenue ratably over the remaining contract term.

      If the fee due from the customer is not fixed or determinable, the Company recognizes revenues at the earlier of the due date or when cash is received from the customer, assuming all other revenue recognition criteria have been met. If a significant portion of the fee is due after the shorter of our normal payment terms or 120 days, the Company considers the fee not to be fixed or determinable.

      Online Revenues

      Online revenues include online advertising as well as e-commerce revenue. Online advertising revenues represent $2.3 million, or 45.0%, of total revenues for the three month period ended October 26, 2002. E-commerce revenues represent $1.9 million, or 36.9%, of total revenues for the three month period ended October 26, 2002.

      Online advertising revenues are derived from the sale of advertising space on our various websites. Online advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonable assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party websites. Revenues for each of the three months ended October 26, 2002 and October 27, 2001 included approximately $0.5 million of barter revenue.

      E-commerce revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable and collectibility is reasonably assured. In general, the Company recognizes e-commerce revenue upon the shipment of goods. The Company does grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

      Other Revenues

      Other revenues are derived from the Company's former hardware, customer support, and hardware-related professional services businesses. Other revenues represent $0.2 million, or 4.1%, of total revenues for the three months ended October 26, 2002.

      The Company's revenue recognition policy related to its former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed and determinable and collectibility was reasonably assured. In general, the Company recognized product revenue upon shipment of the goods. The Company does not grant customers any rights to return these products.

      The Company recognizes revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognizes revenues from professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. The Company records any payments received prior to revenue recognition as deferred revenue. For the three months ended October 26, 2002 and October 27, 2001, revenues from customer support services and professional service contracts associated with our former hardware business were not material.

      Software Development Costs

      In accordance with of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

      Goodwill and Intangibles

      Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill. Pursuant to SFAS No. 142, the Company tests goodwill for impairment. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. The Company has determined that it has only one Reporting Unit, specifically the licensing, implementation and support of its software applications. There was no carrying value associated with goodwill at October 27, 2002 and July 27, 2002 to be tested for impairment. As a result of the restructuring plan adopted by the Company in September 2001, $26.7 million of goodwill was written off related to the Company's previous acquisitions of NetAttach, Inc. ("NetAttach"), and Precision Insight, Inc. ("Precision Insight"). The charge is included in the caption "Restructuring costs and other special charges" in the statements of operations. In addition, based on an impairment test performed at fiscal year ended July 27, 2002, the Company determined that the goodwill carrying value was impaired and it recorded an impairment loss of $3.6 million.

      Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three months ended October 26, 2002 that would indicate a possible impairment in the carrying value of intangible assets at October 26, 2002. As a result of the restructuring plan adopted by the Company in September 2001, $3.9 million of intangible assets were written off related to the Company's previous acquisitions of NetAttach and Precision Insight. The charge is included in the caption "Restructuring costs and other special charges" in the statements of operations.

      The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

                                           As of October 26, 2002                      As of July 27, 2002
                                      ---------------------------------        ----------------------------------
                                      Gross Carrying       Accumulated         Gross Carrying        Accumulated
                                         Amount            Amortization            Amount            Amortization
                                      --------------       ------------        --------------        ------------
Domain and trade names                  $  5,922             $ (4,890)            $  5,922             $ (4,457)
Purchased technology                       2,534               (2,041)               2,534               (1,830)
                                        --------             --------             --------             --------
      Total intangible assets              8,456               (6,931)               8,456               (6,287)
Goodwill                                  60,362              (60,362)              60,362              (60,362)
                                        --------             --------             --------             --------
                                        $ 68,818             $(67,293)            $ 68,818             $(66,649)
                                        ========             ========             ========             ========

      The aggregate amortization expense of intangible assets, net of restructuring charges was $0.6 million and $2.1 million for the three month periods ending October 26, 2002 and October 27, 2001, respectively. The estimated total amortization expense of acquired intangible assets is $2.2 million and $12,700 for the fiscal years ending 2003 and 2004, respectively.

      The changes in the carrying amount of goodwill are as follows (in thousands):

                                                        As of            As of
                                                     October 26,        July 27,
                                                        2002              2002
                                                    -------------       -------
Balance at beginning of period                      $          --       $ 3,582
Amortization in the period                                     --            --
Goodwill additions                                             --            --
Write-off of goodwill                                          --        (3,582)
                                                    -------------       -------
Balance at end of period                            $          --       $    --
                                                    =============       =======

      The following table presents the effect on net loss and basic and diluted net loss per share if the Company had followed the amortization provisions of SFAS No. 142 for all periods presented (in thousands, except per share data):

                                                                    Three Months Ended                  Twelve Months Ended
                                                            ----------------------------------    -------------------------------
                                                            October 26, 2002  October 27, 2001    July 27, 2002     July 28, 2001
                                                            ----------------  ----------------    -------------     -------------
     Net loss (as reported)                                       $(4,133)         $(54,881)         $(91,038)        $(525,268)
                                                                =========         =========         =========         =========
     Add: goodwill amortization                                        --                --                --            82,249
                                                                ---------         ---------         ---------         ---------
          Adjusted net loss                                       $(4,133)         $(54,881)         $(91,038)        $(443,019)
                                                                =========         =========         =========         =========
Basic and diluted net loss per share                               $(0.08)           $(1.04)           $(1.72)           $(9.09)
                                                                =========         =========         =========         =========
Weighted-average shares of common stock outstanding                53,734            53,241            53,290            51,410
Less: Weighted-average shares subject to repurchase                   (17)             (563)             (226)           (2,669)
                                                                ---------         ---------         ---------         ---------
Shares used in computing basic and diluted net loss
 per share                                                         53,717            52,678            53,064            48,741
                                                                =========         =========         =========         =========

      Accrued Liabilities and Other

      Accrued liabilities and other mainly consists of accruals related to compensation, legal reserves, deferred rent, and other unpaid expenses.

3. Restructuring Costs and Other Special Charges

      In June 2001, the Company adopted a plan to exit the systems business, which was accounted for in the fourth quarter ended July 28, 2001. The Company decided to exit its systems business in reaction to the negative impact of the slowdown in the economy on VA's customer base and VA's inability to effectively penetrate the larger enterprise market. VA exited the systems business to pursue its SourceForge application software business in order to reduce operating losses and improve cash flow. The Company recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal 2001 related to exiting its systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles, resulting from its expectation that VA would receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases (with payments continuing until fiscal year 2010, unless sublet completely), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from the Company's systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly. As of October 26, 2002, the Company had an accrual of approximately $6.3 million outstanding related to non-cancelable leases.

      In addition to the above, the Company recorded $10.5 million of charges in connection with the exit of the systems business, which were classified as cost of revenues in the statements of operations. Of the $10.5 million, $7.6 million was related to excess inventory charges arising from the exit of the systems business, $0.4 million was recorded for a workforce reduction consisting of severance, and other related costs attributable to 64 former employees from the Company's systems business, and the remaining $2.5 million related to other restructuring costs. As of October 26, 2002, the Company had an accrual of approximately $0.2 million outstanding related to non-cancelable leases related to these restructuring charges.

      In September 2001, the Company adopted a plan to exit the hardware-related professional services and Linux software engineering services businesses in order to focus solely on its SourceForge software application business. The Company recorded a restructuring charge of $45.0 million in the first quarter of fiscal year 2002 related to this exit. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from its prior year acquisitions of NetAttach and Precision Insight resulting from its expectation that the Company would receive no significant future cash flows from the hardware-related professional services and Linux software engineering services businesses. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases (with payments continuing until fiscal year 2010, unless sublet completely) and other costs for the abandonment or disposal of property and equipment. Of the remaining $1.5 million restructuring charge, $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from its Linux software engineering service business, and $0.2 million related to other restructuring charges related to the exit of the hardware-related services business. The accrual for non-cancelable lease payments includes management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. VA evaluates and updates, if applicable, these estimates quarterly. As of October 26, 2002, the Company had an accrual of approximately $7.3 million outstanding related to non-cancelable leases related to these restructuring charges.

      During the third quarter of fiscal 2002, the Company recorded additional restructuring charges associated with the exiting of a sublease agreement that netted to $0.7 million, offset by reversals of excess restructuring accruals related to prior periods of $0.6 million. As of October 26, 2002, the Company had an accrual of approximately $2.4 million outstanding related to the non-cancelable lease as a result of this sublease termination related to these restructuring charges.

      In July 2002, the Company adopted a plan to reduce its general and administrative overhead costs. As a result of this plan, a $1.9 million restructuring charge was recorded in the fourth quarter of fiscal year 2002. Of the $1.9 million, $1.2 million related to excess facilities from non-cancelable leases (with payments continuing until fiscal year 2004, unless sublet completely) and the abandonment of property, and $0.7 million related to a workforce reduction consisting of severance and other related costs attributable to 35 employees. As of October 26, 2002, the Company had an accrual of approximately $1.0 million outstanding related to non-cancelable leases and $0.1 million related to severances and related benefits related to these restructuring charges.

      In addition to the above, the Company recorded a $2.4 million net credit included in cost of revenues in the consolidated statement of operations for the quarter ended July 27, 2002. The $2.4 million net credit included a $2.7 million credit adjustment relating to the overestimate of the fiscal 2001 fourth quarter systems warranty restructuring accrual. A $0.3 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 14 former employees primarily in an effort to align the Company's infrastructure with its operations. As of October 26, 2002, the Company had an accrual of approximately $0.1 million related to severances and related benefits related to these restructuring charges.

      The Company has recorded a net restructuring credit of $15,000 for the three months ended October 26, 2002. This related to $116,000 of charges associated with the Company's July 2002 plan to reduce its general and administrative overhead costs, net of adjustments to previously recorded restructuring reserves of $133,000. As of October 26, 2002, no outstanding accruals remained related to these restructuring charges.

      In addition to the above, the Company recorded a $182,000 net credit included in cost of revenues in the consolidated statement of operations for the three months ended October 26, 2002. The $182,000 consisted of $23,000 associated with severance and other related costs attributable to the July 2002 plan to align the Company's infrastructure with its operations, net of adjustments to previously recorded restructuring reserves of $205,000 related to the systems warranty reserve originally established in the fourth quarter of fiscal 2001. As of October 26, 2002, no outstanding accruals remained related to these restructuring charges.

      Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                    Total Charged      Total
                                                  Total Charged    Total Charged    To Operations       Cash       Restructuring
                                                  To Operations    To Operations    Quarter Ended     Receipts/    Liabilities at
                                                   Fiscal 2001      Fiscal 2002    October 26, 2002  (Payments)   October 26, 2002
                                                     --------        --------         --------         -------        --------
Cash Provisions:
  Other special charges relating to
    restructuring activities                           $2,159           $(888)             $53         $(1,299)            $25
  Facilities charges                                    6,584           9,401               60             990          17,035
  Employee severance and other related
   charges                                              3,498           1,997              (43)         (5,370)             82
                                                     --------        --------         --------         -------        --------
      Total cash provisions                            12,241          10,510               70         $(5,679)        $17,142
                                                     --------        --------         --------         =======        ========
Non-cash Provisions:
  Write-off of goodwill and intangibles                59,723          30,632               --
  Write-off of other special charges relating
    to restructuring activities                         4,434           5,442              (85)
  Write-off of accelerated options from
    terminated employees                                1,352              --               --
  Acceleration of deferred stock
    compensation                                       35,728             352               --
                                                     --------        --------         --------
      Total non-cash provisions                       101,237          36,426              (85)
                                                     --------        --------         --------
      Total operating expense restructuring
        provisions                                   $113,478         $46,936             $(15)
                                                     ========        ========         ========

4.  Computation of Per Share Amounts

      Basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For all periods presented, the Company has excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                        Three Months Ended
                                                                    --------------------------
                                                                    October 26,    October 27,
                                                                       2002           2001
                                                                     --------       --------
Net loss ......................................................      $ (4,133)      $(54,881)
                                                                     ========       ========
Basic and diluted:
  Weighted average shares of common stock outstanding .........        53,734         53,241
  Less: Weighted average shares subject to repurchase .........           (17)          (563)
                                                                     --------       --------
  Shares used in computing basic and diluted net loss per share        53,717         52,678
                                                                     ========       ========
  Basic and diluted net loss per share ........................      $  (0.08)      $  (1.04)
                                                                     ========       ========

      The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                         As of          As of
                                                      October 26,    October 27,
                                                         2002           2001
                                                        ------         ------
Anti-dilutive securities:
     Options to purchase common stock ............      11,511         14,707
     Common stock subject to repurchase ..........           5            202
                                                        ------         ------
                                                        11,516         14,909
                                                        ======         ======

5. Comprehensive Loss

      Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. The Company follows Statement SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three month period ended October 26, 2002, total comprehensive loss was approximately $4.2 million compared to comprehensive income of approximately $54.6 million for the three month period ended October 27, 2001.

6. Segment and Geographic Information

      The Company operates as one business segment, providing application software products and related OSDN products and services. For the three month periods ended October 26, 2002 and October 27, 2001, revenues from the Company's single business segment and other revenues from the Company's former hardware business were $5.1 million and $5.6 million, respectively.

      The Company markets its products in the United States through its direct sales force. Revenues for the three month periods ended October 26, 2002 and October 27, 2001 were primarily generated from sales to end users in the United States of America.

7. Customer Concentration

      For the three month period ended October 26, 2002 and October 27, 2001, Intel, which represented 19.7% and 18.3% of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

8. Litigation

      The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its IPO were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding bring claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Defendants have filed motions to dismiss. In October 2002, the court, pursuant to a stipulation, dismissed all claims against the Company's Former Officers without prejudice. The Company believes it has meritorious defenses to all of the claims against it and will defend them vigorously.

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

10. Recent Accounting Policies

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

      In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issue No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor's income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF No. 01-9 has not had a material effect on the Company's consolidated financial statements.

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." This issue deals with classification in the income statement of incidental expenses, which in practice are commonly referred to as "out-of-pocket" expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. The Company has recorded all "out-of-pocket" expenses for all periods presented as revenue. Out-of-pocket expenses for all periods presented were immaterial.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. The Company is required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans. If the Company continues to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on its results of operations. There were no significant restructuring charges recorded during the three month period ended October 26, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

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

      A component of our SourceForge sales strategy is the Open Source Development Network, Inc. ("OSDN"). OSDN is our network of web sites that serve the IT and software development communities. OSDN web sites include SourceForge.net, which is the largest reference site for potential SourceForge customers. As of November 30, 2002, SourceForge.net is the development home for more than 50,000 software projects and more than 500,000 registered users. In addition to the credibility SourceForge derives from the substantial and growing usage of OSDN's SourceForge.net, we market SourceForge through product advertising on the OSDN web sites.

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

      We have completed five quarters of operations as an application software company, and accordingly have a very short operating history in our current business. While we believe that we are making good progress in our new business, a substantial majority of our revenues continues to be derived from OSDN and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, which we have identified in the "Risk Factors" section below.

      The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included in this quarterly report on Form 10-Q.

                                                          Three Months Ended
                                                       October 26,   October 27,
                                                          2002          2001
                                                       -----------   -----------
Consolidated Statements of Operations Data:
  Software revenues .................................      14.0%          2.1%
  Online revenues ...................................      81.9          65.1
  Other revenues ....................................       4.1          32.8
                                                         ------        ------
     Net revenues ...................................     100.0%        100.0%
  Software cost of revenues .........................      11.7          10.7
  Online cost of revenues ...........................      45.5          40.1
  Other cost of revenues ............................      (3.1)         (7.0)
                                                         ------        ------
     Cost of revenues ...............................      54.1          43.8
                                                         ------        ------
  Gross margin ......................................      45.9          56.2
                                                         ------        ------
  Operating expenses:
     Sales and marketing ............................      45.7          77.0
     Research and development .......................      40.3          52.0
     General and administrative .....................      34.6          51.5
     Restructuring costs and other special charges ..      (0.3)        806.0
     Amortization of deferred stock compensation ....       0.7          35.6
     Amortization of goodwill and intangible assets .      12.7          37.4
                                                         ------        ------
       Total operating expenses .....................     133.7        1059.5
                                                         ------        ------
  Loss from operations ..............................     (87.8)      (1003.3)
  Interest and other income, net ....................       6.4          19.4
                                                         ------        ------
  Net loss ..........................................     (81.4)%      (983.9)%
                                                         ======        ======
  Net loss applicable to common stockholders ........     (81.4)%      (983.9)%
                                                         ======        ======

Net Revenues

      Software Revenues

      Software revenues are derived from our SourceForge application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $0.7 million, or 14.0%, of total revenues for the three month period ended October 26, 2002, as compared to $0.1 million, or 2.1%, of total revenues for the three month period ended October 27, 2001.

      Revenues from software license agreements follow American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, are recognized when objective, persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is probable.

      For perpetual licenses, we use the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value based on published professional service rates. When an agreement includes professional services that are significant or essential to the functionality of the software, we use the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon renewal rates, if stated, or separate sales of maintenance sold to customers. The unrecognized portion of amounts paid in advance for licenses and services are recorded as deferred revenue.

      For term arrangements, we do not use the residual method to recognize revenues since we are unable to establish fair value for the individual contract components such as software license, maintenance and support. As a result, we recognize the entire contract value ratably over the term of the contract, normally 12 months. In the event that the contract includes essential professional services, we defer revenue until the professional services have been fully delivered. At that time, we then recognize the revenue ratably over the remaining contract term.

      If the fee due from the customer is not fixed or determinable, we recognize revenues at the earlier of the due date or when cash is received from the customer, assuming all other revenue recognition criteria have been met. If a significant portion of the fee is due after the shorter of our normal payment terms or 120 days, we consider the fee not to be fixed or determinable.

      Online Revenues

      Online revenues include online advertising as well as e-commerce revenue. Online advertising revenues represent $2.3 million, or 45.0%, of total revenues for the three month period ended October 26, 2002, and includes $0.5 million of barter revenue. This compares to online advertising revenues of $2.2 million, or 39.2%, of total revenues for the three month period ended October 27, 2001, which included $0.5 million of barter revenue. E-commerce revenues represent $1.9 million, or 36.9%, of total revenues for the three month period ended October 26, 2002. This compares to e-commerce revenues of $1.4 million, or 25.9%, of total revenues for the three month period ended October 27, 2001.

      Online Advertising revenues are derived from the sale of advertising space on our various websites. We recognize online advertising revenues over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is probable. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third party websites.

      E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize e-commerce revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonably assured. In general, we recognize e-commerce revenue upon the shipment of goods. We do grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

      Other Revenues

      Other revenues are derived from our former hardware, customer support, and professional services businesses. Other revenues represent $0.2 million, or 4.1%, of total revenues for the three month period ended October 26, 2002. This compares to other revenues of $1.8 million, or 32.8%, of total revenues for the three month period ended October 27, 2001.

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

      We recognize revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. We recognize revenues from professional service contracts upon completion of the project, or used the percentage of completion method of the project where project costs could be reasonably estimated. We record any payments received prior to revenue recognition as deferred revenue.

      Our net revenues decreased to $5.1 million in the three month period ended October 26, 2002, from $5.6 million for the three month period ended October 27, 2001. The $0.5 million net decrease in revenues was due primarily to the exiting of the systems and services business segment, offset by an increase in the current software, online advertising, and e-commerce businesses. SourceForge revenue increased $0.6 million to $0.7 million in the three month period ended October 26, 2002 from $0.1 million in the three month period ended October 27, 2001. Online advertising revenue increased $0.1 million to $2.3 million in the three month period ended October 26, 2002 from $2.2 million in the three month period ended October 27, 2001, which included approximately $0.5 million of barter revenue arising from web advertising for both periods presented. E-commerce revenue increased $0.5 million to $1.9 million in the three month period ended October 26, 2002 from $1.4 million in the three month period ended October 27, 2001. Other revenue decreased $1.6 million to $0.2 million in the three month period ended October 26, 2002 from $1.8 million in the three month period ended October 27, 2001.

      Sales for the three month periods ended October 26, 2002 and October 27, 2001 were primarily to customers located in the United States of America.

      For the three month periods ended October 26, 2002 and October 27, 2001, Intel, which represented 19.7% and 18.3% of our net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

      Cost of Revenues

      Cost of revenues increased to $2.7 million in the three month period ended October 26, 2002 from $2.4 million for the three month period ended October 27, 2001. Gross margin decreased as a percentage of revenue to 45.9% in the three month period ended October 26, 2002 from 56.2% in the three month period ended October 27, 2001. The decrease in gross margin as a percentage of net revenue was due primarily to a credit of $3.1 million related to the reversal of inventory reserves during the three month period ended October 27, 2001. This credit was the result of a better than expected sell through of old and excess material as well as the ability to sell product at a price in excess of that originally estimated in the three month period ended July 28, 2001. Cost of revenues for the three month period ended October 26, 2002 included net restructuring charges of a $0.2 million credit as a result of minor adjustments to previous accruals. Net of restructuring charges, cost of revenues decreased to $2.9 million from $5.5 million. This decrease was the result of exiting the systems business. We expect cost of revenues to remain relatively constant or to slightly increase in absolute dollars in the future.

      Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

      Sales and marketing expenses decreased to $2.3 million in the three month period ended October 26, 2002 from $4.3 million in the three month period ended October 27, 2001. The decrease was related to various factors, primarily the exiting of our Linux software engineering and professional services businesses which represented $0.1 million of the decrease, the decline in our investment in VA Linux Systems Japan KK ("VA Linux Japan") which represented $0.4 million of the decrease, and the decrease in overall sales and marketing related spending, including significant headcount reductions which accounted for $1.4 million of the decrease. Headcount in sales and marketing decreased to 31 in the three month period ended October 26, 2002 from 47 in the three month period ended October 27, 2001. Sales and marketing expenses as a percentage of net revenues decreased to 45.7% for the three month period ended October 26, 2002 from 77.0% in the three month period ended October 27, 2001. This decrease was primarily due to decreased spending levels as described above. We believe our sales and marketing expenses to support our SourceForge business will increase in absolute dollars as we intend to continue to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

      Research and Development Expenses

      Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

      Research and development expenses decreased to $2.0 million in the three month period ended October 26, 2002 from $2.9 million in the three month period ended October 27, 2001. The decrease in absolute dollars was primarily due to the exiting of our Linux software engineering and professional services businesses, which accounted for a $1.3 million reduction, the decline in our investment in VA Linux Japan, which accounted for a $0.3 million reduction, offset by an increase in our research and development efforts related to our current business of $0.7 million. Headcount in research and development decreased slightly to 44 in the three month period ended October 26, 2002 from 46 in the three month period ended October 27, 2001. Research and development expenses as a percentage of net revenues decreased to 40.3% for the three month period ended October 26, 2002 from 52.0% for the three month period ended October 27, 2001. This decrease was primarily due to our exiting the Linux software engineering and professional services businesses and decreasing our investment in VA Japan KK. We expect research and development expenses to remain relatively consistent in absolute dollars and decrease as a percentage of revenue in the future.

      General and Administrative Expenses

      General and administrative expenses consist of salaries and related expenses for finance and administrative personnel and professional fees for accounting and legal services.

      General and administrative expenses decreased to $1.8 million in the three month period ended October 27, 2002 from $2.9 million for the three month period ended October 27, 2001. General and administrative expenses for the three month period ended October 27, 2001 included the reversal of $0.8 million for the over estimate for bad debt provisions booked during the reorganization of the business. Excluding these charges, the decrease in absolute dollars resulted primarily from a decrease in administrative personnel. The decline in our investment in VA Linux Japan represented $0.2 million of the decrease, and our decision in the fourth quarter of fiscal 2002 to reduce our administrative and overhead costs to align with our business model represented $1.7 million of the decrease. Headcount in general and administrative services decreased to 22 in the three month period ended October 26, 2002 from 62 in the three month period ended October 27, 2001. General and administrative expenses as a percentage of net revenues decreased to 34.6% for the three month period ended October 26, 2002 from 51.5% for the three month period ended October 27, 2001. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above. We expect general and administrative expenses to remain relatively consistent in absolute dollars and decrease as a percentage of revenue in the future.

      Restructuring Costs and Other Special Charges

      In June 2001, we adopted a plan to exit the systems business, which we accounted for in the fourth quarter ended July 28, 2001. We decided to exit our systems business and pursue our applications software business in order to reduce operating losses and improve cash flow. We recorded a restructuring charge of $70.1 million in the fourth quarter of fiscal year 2001 related to exiting our systems business. Of the $70.1 million, $53.5 million related to the impairment of goodwill and purchased intangibles resulting from our expectation that we would receive no significant future cash flows from the systems business. $6.6 million of the $70.1 million charge related to excess facilities primarily from non-cancelable leases, net of $3.1 million in assumed sublease income (with payments continuing until fiscal year 2010, unless sublet completely), $3.2 million related to a workforce reduction consisting of severance, acceleration of stock options, and other related costs attributable to 84 employees primarily from our systems business, and $6.8 million related to other restructuring charges related to the exit from the systems business. The accrual for non-cancelable lease payments included management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of October 26, 2002, we had an accrual of approximately $6.3 million outstanding related to non-cancelable leases.

      In addition to the above, we recorded $10.5 million of charges in connection with the exit of the systems business, which was classified as cost of revenues in the statements of operations. Of the $10.5 million, $7.6 million was related to excess inventory charges arising from the exit from the systems business, $0.4 million was recorded for a workforce reduction consisting of severance, and other related costs attributable to 64 former employees from our systems business, and the remaining $2.5 million related to other restructuring costs. As of October 26, 2002, we had an accrual of approximately $0.2 million outstanding related to non-cancelable leases.

      In September 2001, we adopted a plan to exit the hardware-related professional services and Linux software engineering services businesses in order to focus on our SourceForge application software business. We recorded a restructuring charge of $45.0 million in the first quarter of fiscal 2002 related to this exit. Of the $45.0 million, $30.6 million related to the impairment of goodwill and purchased intangibles from our prior year acquisitions of NetAttach and Precision Insight resulting from our expectation that we would receive no significant future cash flows from the hardware-related professional services and Linux software engineering services businesses. $12.9 million of the $45.0 million charge related to excess facilities primarily from non-cancelable leases, net of $2.4 million in assumed sublease income (with payments continuing until fiscal year 2010, unless sublet completely) or other costs for the abandonment or disposal of property and equipment. Of the remaining $1.5 million restructuring charge, $1.3 million was related to a workforce reduction consisting of severance and other labor related costs attributable to 50 former employees primarily from our Linux software engineering service business and $0.2 million related to other restructuring charges related to the exit of the hardware-related services business. The accrual for non-cancelable lease payments included management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of October 26, 2002, we had an accrual of approximately $7.3 million outstanding related to non-cancelable leases related to these restructuring charges.

      During the third quarter of fiscal 2002, we recorded additional restructuring charges associated with the termination of a sublease agreement of $0.7 million offset by reversals of excess restructuring accruals related to prior periods of $0.6 million. As of October 26, 2002, we had an accrual of approximately $2.4 million outstanding related to the non-cancelable lease as a result of this sublease termination related to these restructuring charges.

      In July 2002, we adopted a plan to reduce our general and administrative overhead costs. As a result of this plan, we recorded a restructuring charge of $1.9 million in the fourth quarter of fiscal 2002. Of the $1.9 million, $1.2 million related to excess facilities from non-cancelable leases (with payments continuing until fiscal year 2004, unless sublet completely) and the abandonment of property, and $0.7 million related to a workforce reduction consisting of severance and other related costs attributable to 35 employees. The accrual for non-cancelable lease payments included management's estimates of the time expected to sublet the facilities and estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of October 26, 2002, we had an accrual of approximately $1.0 million outstanding related to non-cancelable leases and $0.1 million related to severances and related benefits related to these restructuring charges.

      In addition to the above, we recorded a $2.4 million net credit included in cost of revenues in the consolidated statement of operations for the quarter ended July 27, 2002. The $2.4 million net credit included a $2.7 million credit adjustment relating to the overestimate of the fiscal 2001 fourth quarter systems warranty restructuring accrual. A $0.3 million restructuring charge was recorded for a workforce reduction, which mostly consisted of severance and other related costs attributable to 14 former employees primarily in an effort to align our infrastructure with our operations. As of October 26, 2002, we had an accrual of approximately $0.1 million related to severances and related benefits related to these restructuring charges.

      We recorded a net restructuring credit of $15,000 for the three months ended October 26, 2002. This related to $116,000 of charges associated with the July 2002 plan to reduce its general and administrative overhead costs, net of adjustments to previously recorded restructuring reserves of $133,000. As of October 26, 2002, no outstanding accruals remained related to these restructuring charges.

      In addition to the above, we recorded a $182,000 net credit included in cost of revenues in the consolidated statement of operations for the three months ended October 26, 2002. The $182,000 consisted of $23,000 associated with severance and other related costs attributable to the July 2002 plan, net of adjustments to previously recorded restructuring reserves of $205,000 related to the systems warranty reserve originally established in the fourth quarter of fiscal 2001. As of October 26, 2002, no outstanding accruals remained related to these restructuring charges.

      Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                    Total Charged      Total
                                                  Total Charged    Total Charged    To Operations       Cash       Restructuring
                                                  To Operations    To Operations    Quarter Ended     Receipts/    Liabilities at
                                                   Fiscal 2001      Fiscal 2002    October 26, 2002  (Payments)   October 26, 2002
                                                     --------        --------         --------         -------        --------
Cash Provisions:
  Other special charges relating to
    restructuring activities                           $2,159           $(888)             $53         $(1,299)            $25
  Facilities charges                                    6,584           9,401               60             990          17,035
  Employee severance and other related
    charges                                             3,498           1,997              (43)         (5,370)             82
                                                     --------        --------         --------         -------        --------
      Total cash provisions                            12,241          10,510               70         $(5,679)        $17,142
                                                     --------        --------         --------         =======        ========
Non-cash Provisions:
  Write-off of goodwill and intangibles                59,723          30,632               --
  Write-off of other special charges relating
    to restructuring activities                         4,434           5,442              (85)
  Write-off of accelerated options from
    terminated employees                                1,352              --               --
  Acceleration of deferred stock
    compensation                                       35,728             352               --
                                                     --------        --------         --------
      Total non-cash provisions                       101,237          36,426              (85)
                                                     --------        --------         --------
      Total operating expense restructuring
        provisions                                   $113,478         $46,936             $(15)
                                                     ========        ========         ========

      Amortization of Deferred Stock Compensation

      In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $38,000 during the three month period ended October 26, 2002, compared to $1.5 million during the three month period ended October 27, 2001. In addition, in connection with the restructuring, we made a $2.1 million adjustment for deferred compensation that will never vest for stock options for terminated employees during the three month period ended October 27, 2001, which has been included in restructuring costs and other special charges in the statements of operations. We expect amortization of deferred stock compensation, in absolute dollars, to decrease through fiscal year 2004 as a result of the accelerated basis of amortization.

      In connection with our prior fiscal year acquisitions, $0.5 million of compensation expense was recorded during the three month period ended October 27, 2001. No compensation expense was recorded during the three month period ended October 26, 2002. In addition, in connection with restructuring, we recorded $2.7 million of compensation expense related to NetAttach and Precision Insight in the three month period ended October 27, 2001, which has been included in restructuring costs and other special charges in the statements of operations. We do not expect any further compensation expense in connection with our prior acquisitions.

      Amortization of Goodwill and Intangibles

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of OSDN, we amortized $0.6 million of intangibles during the three month period ended October 26, 2002. In connection with the acquisitions of NetAttach, Andover.Net, and Precision Insight, we amortized $2.1 million of intangibles for the three month period ended October 27, 2001. In addition, in connection with the restructuring plan approved in September 2001, we wrote-off an additional $30.6 million of goodwill and intangibles related to our NetAttach and Precision Insight acquisitions due to the exit of the professional services and Linux software engineering businesses.

      We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No factors occurred during the three month period ended October 26, 2002 that would indicate a possible impairment in the carrying value of intangible assets at October 26, 2002.

      Interest and Other Income, Net

      Interest and other income, net, includes income from our cash investments, net of other expenses. Net interest and other income decreased to $0.3 million for the three month period ended October 26, 2002 from $1.1 million for the three month period ended October 27, 2001. The decrease was primarily due to our decreased investment from VA Linux Japan, which accounted for $0.3 million of the decrease, as well as a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year, which accounted for $0.3 million of the decrease. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

      Income Taxes

      As of October 26, 2002, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

      As of October 26, 2002, our principal sources of liquidity included cash and cash equivalents of $15.3 million, and marketable securities of $32.1 million. Cash and cash equivalents decreased to $15.3 million at October 26, 2002 from $35.1 million at July 27, 2002.

      For the three month period ended October 26, 2002, we used $5.7 million in cash for operating activities, compared to $11.3 million for the three month period ended October 27, 2001. This represents a decrease of 50% and is primarily due to a decrease in our net loss to $4.1 million for the three month period ended October 26, 2002, compared to our net loss of $54.9 million for the three month period ended October 27, 2001. This decrease in net loss was primarily due to our reduction in expenses through our various restructurings, including exiting the systems and services businesses and changing our focus to application software. Non-cash items consisting primarily of depreciation and amortization of goodwill, provision for bad debts, provision for excess and obsolete inventory, loss on disposal of assets, non-cash restructuring, and amortization of deferred compensation were $1.6 million and $38.9 million for the three month periods ended October 26, 2002 and October 27, 2001, respectively. Other operating activities during the three month period ended October 26, 2002 consisted of decreases in accounts receivable, accounts payable, inventories, prepaid expenses and other assets, accrued liabilities, restructuring accruals, and a slight increase in other long-term liabilities. The decrease in all accounts, with the exception of other long-term liabilities, reflects our decreased spending levels.

      For the three month period ended October 26, 2002, we used $14.3 million in cash related to investing activities primarily from the sale/purchase of marketable securities. For the three month period ended October 27, 2001, we received $2.8 million in cash for investing activities primarily from the sale/purchase of marketable securities.

      For the three month periods ended October 26, 2002 and October 27, 2001, we generated $0.1 million and $20,000 in cash from financing activities, respectively. Cash provided by financing activities was due to proceeds from the issuance of common stock to our employees, partially offset by payments on notes payable.

      For the three month period ended October 26, 2002, exchange rate changes had an immaterial effect on cash and cash equivalents. For the three month period ended October 27, 2001, exchange rate changes had a positive effect on cash and cash equivalents of $0.2 million.

      As of October 26, 2002 and July 27, 2002, we had outstanding letters of credit issued under the Line of Credit of approximately $1.4 million related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet.

      Our liquidity and capital requirements depend on numerous factors, including market acceptance of our application software products, the resources we devote to developing, marketing, selling and supporting our application software products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2004 under our current business strategy.

      Financial Risk Management

      As a primarily US-based company, we face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

      We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently are recorded on the condensed consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

      Critical Accounting Policies

      There have been no material changes to our critical accounting policies and estimates from those disclosed in our report on Form 10-K for our fiscal year ended July 27, 2002.

      Recent Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on our financial statements.

      In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issue No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor's income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF No. 01-9 has not had a material effect on our consolidated financial statements.

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This issue deals with classification in the income statement of incidental expenses, which in practice are commonly referred to as "out-of-pocket" expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. We have recorded all "out-of-pocket" expenses for all periods presented as revenue. Out-of-pocket expenses for all periods presented were immaterial.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. We are required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF

94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans. If we continue to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on our results of operations. There were no significant restructuring charges recorded during the three month period ended October 26, 2002.

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

IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES WILL NOT GROW AND MAY DECLINE. We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant internal financial and personnel resources. As a result, rather than license SourceForge, our target customers may develop Development Intelligence applications internally, including ad hoc development of Development Intelligence applications based on open source code. A failure to successfully obtain revenues from larger corporate or enterprise-level customers will materially and adversely affect our operations.

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

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL NOT GROW AND MAY DECLINE. We generate a significant amount of our software license revenues from existing customers. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our Development Intelligence application. Even if the customer successfully uses SourceForge, customers may not purchase additional licenses to expand the use of our product. Purchases of expanded licenses by these customers will depend on their success in deploying SourceForge, their satisfaction with our product and support services and their use of competitive alternatives. A customer's decision to widely deploy SourceForge and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of SourceForge, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

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

Risks Related To Competition

IF WE DO NOT EFFECTIVELY COMPETE WITH NEW AND EXISTING COMPETITORS, OUR REVENUES AND OPERATING MARGINS WILL NOT GROW AND MAY DECLINE. We believe that the newly emerging Development Intelligence software market is fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the Development Intelligence software marketplace. Our potential competitors include entrenched companies in closely related markets who may choose to enter and focus on the Development Intelligence software marketplace. Although we do not believe that we presently have an entrenched competitor, we expect competition to intensify in the future if the market for Development Intelligence applications continues to expand. Many of these potential competitors are much larger than we are and may have significantly more resources and more experience. Our potential competitors include providers of software and related services as well as providers of hosted application services. Our potential competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressures will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

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

ONLINE COMPETITION IS INTENSE. OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR REVENUE AND FINANCIAL RESULTS. The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We derive revenue from online advertising, for which we compete with various media including newspapers, radio, magazines and various Internet sites. We may fail to compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

Risks Related To Our Financial Results

IF WE FAIL TO ADEQUATELY MONITOR AND MINIMIZE OUR USE OF EXISTING CASH, WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED OPERATIONS BEYOND FISCAL YEAR 2004. Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2004. We may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A continued slowdown in technology spending as compared to the general economy, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF SOURCEFORGE. We have a brief operating history as a provider of our SourceForge commercial Development Intelligence application. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we announced our plan to exit our hardware business. In the first quarter of our fiscal year 2002, we made the strategic decision to exit, and exited, the hardware-related professional services and Linux software engineering services fields to focus on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

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

DESPITE REDUCTIONS IN THE SIZE OF OUR WORKFORCE, OUR BUSINESS MAY FAIL TO GROW RAPIDLY ENOUGH TO OFFSET OUR ONGOING OPERATING EXPENSES. In February, June and August 2001, we substantially reduced our workforce such that as of July 28, 2001 we had 286 employees, down from 551 employees in January 2001. During fiscal 2002 and the first quarter of fiscal 2003, we further reduced our workforce such that as of October 26, 2002 we had 135 employees. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

OUR QUARTERLY NET REVENUES AND RESULTS OF OPERATIONS MAY VARY SIGNIFICANTLY IN THE FUTURE DUE TO A NUMBER OF ADDITIONAL FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

      o     the acceptance of our products by the marketplace;
      o the continued slowdown in technology spending and unfavorable economic conditions in the technology industry;
      o     demand for and market acceptance of our software and services;
      o reductions in the sales price of our software or software offered by our competitors;
      o our ability to develop, introduce and market new versions of our software and product enhancements that meet customer requirements in a timely manner.
      o     the  discretionary  nature of our  customers'  purchase  and  budget cycles;
      o     difficulty predicting the size and timing of customer orders;
      o     long sales cycles;
      o     introduction  or  enhancement  of our  products or our  competitors'
            products;
      o changes in our pricing policies or the pricing policies of our competitors;
      o     an increase in our operating costs;
      o whether we are able to expand our sales and marketing programs for our software products;
      o     the level of sales incentives for our direct sales force;
      o     changes in accounting pronouncements applicable to us;
      o the timing of announcements and releases of new or enhanced versions of our products and product upgrades;
      o the market's transition between new releases of third party operating systems on which our software products run; and
      o possibility that software development delays will result from our outsourcing of certain SourceForge research and development efforts to CSS, an independent contractor located primarily in India.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $4.1 million for our fiscal first quarter ended October 26, 2002, and we had an accumulated deficit of $730.1 million as of October 26, 2002. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

ECONOMIC CONDITIONS HAVE AFFECTED AND COULD CONTINUE TO NEGATIVELY IMPACT OUR REVENUES AND PROFITS. Our revenue growth depends on the overall demand for IT software spending. The recession in the United States has and may continue to result in cutbacks by our current and potential customers in the purchase of our software products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. To the extent that the current downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further impacted.

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

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY USE OUR TECHNOLOGY AND TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES, AND INCREASE OUR COSTS. We rely on a combination of copyright, trademark, patent and trade-secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

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

Other Risks Related To Our Business

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR SOFTWARE BUSINESS. Our ability to successfully offer our services and grow our software business requires an effective planning and management process. Over the past year, we have implemented or updated our operations and financial systems, procedures and controls as we focused on our application software business. Our systems will continue to require additional modifications and improvements to respond to current and future changes in our business. If we cannot grow our software business, and manage that growth effectively, or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer.

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

      The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of October 26, 2002. This table does not include money market funds because those funds are not subject to market risk.

                                                       Maturing               Maturing within                   Maturing
(in thousands)                                    within three months     three months to one year        Greater than one year
                                                  -------------------     ------------------------        ---------------------
As of October 26, 2002
Cash equivalents                                      $ 7,899
    Weighted-average interest rate                       1.93%
Short-term investments                                                           $10,548
    Weighted-average interest rate                                                  2.10%
Long-term investments                                                                                          $21,520
    Weighted-average interest rate                                                                                2.71%

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

Item 4. Controls and Procedures

      Evaluation of disclosure controls and procedures

      Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      Changes in internal controls

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by our principal executive officer and principal financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Item 1. Legal Proceedings

      The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its IPO were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding bring claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Defendants have filed motions to dismiss. In October 2002, the court, pursuant to a stipulation, dismissed all claims against the Company's Former Officers without prejudice. The Company believes it has meritorious defenses to all of the claims against it and will defend them vigorously.

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

Item 2. Changes in Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Section  10A(i)(2) of the  Securities  Exchange  Act of 1934,  as added in
Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by our auditor. Non-audit services are defined as services other than those performed in connection with an audit or a review of our financial statements. The Audit Committee of our Board of Directors has previously approved the performance of certain tax-related services by our auditor, PricewaterhouseCoopers LLP.

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits

    ----------------------------------------------------------------------------
        Exhibit No.       Description
    ----------------------------------------------------------------------------
            99.1          Certification Of Chief Executive  Officer Pursuant To
                          18  U.S.C.  Section  1350,  As  Adopted  Pursuant  To
                          Section 906 Of The Sarbanes-Oxley Act Of 2002.
    ----------------------------------------------------------------------------
            99.2          Certification Of Chief Financial  Officer Pursuant To
                          18  U.S.C.  Section  1350,  As  Adopted  Pursuant  To
                          Section 906 Of The Sarbanes-Oxley Act Of 2002.
    ----------------------------------------------------------------------------

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VA SOFTWARE CORPORATION


                                  By: /s/ ALI JENAB
                                      ------------------------------------------
                                      Ali Jenab
                                      President and Chief Executive Officer


                                  By: /s/ KATHLEEN R. MCELWEE
                                      ------------------------------------------
                                      Kathleen R. McElwee
                                      Vice President and Chief Financial Officer

Date: December 10, 2002

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ali Jenab, certify that:

1.    I have  reviewed  this  quarterly  report  on  Form  10-Q  of VA  Software
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                     /s/ ALI JENAB
                                            -----------------------
                                            Ali Jenab
                                            Chief Executive Officer

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen R. McElwee, certify that:

1.    I have  reviewed  this  quarterly  report  on  Form  10-Q  of VA  Software
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                     /s/ KATHLEEN R. MCELWEE
                                            -----------------------
                                            Kathleen R. McElwee
                                            Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
 Number
 ------

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