Form 10-Q
period 2003-01-25
VA SOFTWARE CORP
filed 2003-03-10
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 25, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title Of Class                 Outstanding At February 28, 2003
     Common Stock, $0.001 par value                    54,540,909


================================================================================

                                Table of Contents

                                                                        Page No.
 PART I.    FINANCIAL INFORMATION
 Item 1.    Financial Statements.........................................  3
                Condensed Consolidated Balance Sheets at
                 January 25, 2003 and July 27, 2002......................  3
                Condensed  Consolidated  Statements of
                 Operations  for the three and six months
                 ended January 25, 2003 and January 26, 2002.............  4
                Condensed Consolidated  Statements of Cash
                 Flows for the six months ended January 25,
                 2003 and January 26, 2002...............................  5
                Notes to Condensed Consolidated Financial Statements.....  6

 Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 13
 Item 3     Quantitative and Qualitative Disclosures About Market Risk... 32
 Item 4     Controls and Procedures...................................... 32

                                                                        Page No.
 PART II.   OTHER INFORMATION
 Item 1.    Legal Proceedings............................................ 33
 Item 2.    Changes in Securities and Use of Proceeds.................... 33
 Item 3.    Defaults Upon Senior Securities.............................. 33
 Item 4.    Submission of Matters to a Vote of Security Holders.......... 33
 Item 5.    Other Information............................................ 34
 Item 6.    Exhibits and Reports on Form 8-K............................. 34
 Signatures.............................................................. 34
 Certifications.......................................................... 35

                                     PART I

                             VA SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                                                      January 25,    July 27,
                                                                                                          2003         2002
                                                                                                     ------------  ------------
                                                              ASSETS
  Current assets:
    Cash and cash equivalents....................................................................    $     11,533  $     35,148
    Short-term investments.......................................................................           7,214         5,458
    Restricted cash, current.....................................................................             450           450
    Accounts receivable, net.....................................................................           1,192           764
    Inventories..................................................................................             416           300
    Prepaid expenses and other assets............................................................           1,105           877
                                                                                                     ------------  ------------
            Total current assets.................................................................          21,910        42,997
  Property and equipment, net....................................................................           5,442         7,223
  Goodwill and intangibles, net..................................................................             882         2,169
  Long-term investments..........................................................................          26,215        12,440
  Restricted cash, non current...................................................................             900           900
  Other assets...................................................................................           1,243         1,239
                                                                                                     ------------  ------------
            Total assets.........................................................................    $     56,592  $     66,968
                                                                                                     ============  ============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion of notes payable.............................................................    $         --  $         42
    Accounts payable.............................................................................           1,375         2,075
    Accrued restructuring liabilities, current portion...........................................           3,931         3,397
    Accrued compensation.........................................................................           1,528         1,517
    Deferred revenue.............................................................................           1,317           774
    Accrued liabilities and other................................................................           3,007         4,200
                                                                                                     ------------  ------------
            Total current liabilities............................................................          11,158        12,005
  Accrued restructuring liabilities, net of current portion......................................          12,410        14,597
  Other long-term liabilities....................................................................           1,068           978
                                                                                                     ------------  ------------
            Total liabilities....................................................................          24,636        27,580
  Stockholders' equity:
    Common stock.................................................................................              55            54
    Additional paid-in capital...................................................................         765,548       765,418
    Deferred stock compensation..................................................................             (98)         (245)
    Accumulated other comprehensive income.......................................................             181            86
    Accumulated deficit..........................................................................        (733,730)     (725,925)
                                                                                                     ------------- ------------
            Total stockholders' equity...........................................................          31,956        39,388
                                                                                                     ------------  ------------
            Total liabilities and stockholders' equity...........................................    $     56,592  $     66,968
                                                                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts, unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                 January 25,   January 26,    January 25,    January 26,
                                                                    2003          2002          2003           2002
                                                                  --------      --------      --------      --------
Net revenues:
  Software revenues .........................................     $    690      $    222      $  1,401      $    340
  Online revenues ...........................................        5,656         4,279         9,811         7,912
  Other revenues ............................................          214           551           423         2,378
                                                                  --------      --------      --------      --------
     Net revenues ...........................................        6,560         5,052        11,635        10,630
Cost of revenues:
  Software cost of revenues .................................          470           668         1,063         1,264
  Online cost of revenues ...................................        3,423         2,852         5,734         5,089
  Other cost of revenues ....................................         (206)          290          (363)         (100)
                                                                  --------      --------      --------      --------
     Cost of revenues .......................................        3,687         3,810         6,434         6,253
                                                                  --------      --------      --------      --------
     Gross margin ...........................................        2,873         1,242         5,201         4,377
                                                                  --------      --------      --------      --------
Operating expenses:
  Sales and marketing .......................................        2,325         3,199         4,646         7,492
  Research and development ..................................        1,956         1,940         4,000         4,843
  General and administrative ................................        1,936         4,027         3,691         6,902
  Restructuring costs and other special charges .............         (120)           --          (135)       44,956
  Amortization of deferred stock compensation ...............           41          (440)           79         1,544
  Amortization of intangible assets .........................          644         3,217         1,288         5,304
                                                                  --------      --------      --------      --------
          Total operating expenses ..........................        6,782        11,943        13,569        71,041
                                                                  --------      --------      --------      --------
Loss from operations ........................................       (3,909)      (10,701)       (8,368)      (66,664)
Interest and other, net .....................................          237         1,045           563         2,127
                                                                  --------      --------      --------      --------
Net loss ....................................................     $ (3,672)     $ (9,656)     $ (7,805)     $(64,537)
                                                                  ========      ========      ========      ========
Other comprehensive gain:
     Unrealized gain on marketable securities and investments          157            32            88           111
     Foreign currency translation gain ......................            9         1,124             7         1,345
                                                                  --------      --------      --------      --------
Comprehensive loss ..........................................     $ (3,506)     $ (8,500)     $ (7,710)     $(63,081)
                                                                  ========      ========      ========      ========

Net loss ....................................................     $ (3,672)     $ (9,656)     $ (7,805)     $(64,537)
                                                                  ========      ========      ========      ========
Basic and diluted net loss per share ........................     $  (0.07)     $  (0.18)     $  (0.15)     $  (1.22)
                                                                  ========      ========      ========      ========
Shares used in computing basic and diluted net loss per share       53,859        53,005        53,786        52,789
                                                                  ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                      Six Months Ended
                                                                                  January 25,  January 26,
                                                                                     2003         2002
                                                                                  --------      --------
Cash flows from operating activities:
  Net loss ..................................................................     $ (7,805)     $(64,537)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ............................        3,148         7,694
    Provision for bad debts .................................................          (98)         (951)
    Provision for excess and obsolete inventory .............................           15        (2,020)
    Loss on disposal of assets ..............................................            4         1,057
    Proportionate share of Japan losses in Japan investment .................           --         2,012
    Minority interest of Japan loss .........................................           --          (496)
    Gain on sale of Japan investment ........................................           --       (12,872)
    Release of contingent shares in relation to OSDN acquisition ............           --         1,313
    Amortization of deferred stock compensation .............................           79         1,544
    Non-cash compensation expense ...........................................           --            72
    Non-cash restructuring expense ..........................................         (170)       36,086
    Changes in assets and liabilities:
      Accounts receivable ...................................................         (363)       10,618
      Inventories ...........................................................         (131)        1,969
      Prepaid expenses and other assets .....................................          (61)        2,638
      Accounts payable ......................................................         (699)      (11,845)
      Accrued restructuring liabilities .....................................       (1,653)        5,655
      Accrued liabilities and other .........................................         (606)       (2,567)
      Other long-term liabilities ...........................................           90          (346)
                                                                                  --------      --------
         Net cash used in operating activities ..............................       (8,250)      (24,976)
                                                                                  --------      --------
Cash flows from investing activities:
  Change in restricted cash .................................................           --           609
  Purchase of property and equipment ........................................          (83)          (45)
  Purchase of marketable securities .........................................      (23,695)      (17,084)
  Sale of marketable securities .............................................        8,162        25,285
  Cash proceeds on sale of Japan investment .................................           --         5,059
  Other, net ................................................................           88           110
                                                                                  --------      --------
         Net cash provided by (used in) investing activities ................      (15,528)       13,934
                                                                                  --------      --------
Cash flows from financing activities:
  Payments on notes payable .................................................          (42)         (189)
  Proceeds from issuance of common stock, net ...............................          198           140
                                                                                  --------      --------
         Net cash provided by financing activities ..........................          156           (49)
                                                                                  --------      --------
 Effect of exchange rate changes on cash and cash equivalents ...............            7         1,345
                                                                                  --------      --------
 Net decrease in cash and cash equivalents ..................................      (23,615)       (9,746)
 Cash and cash equivalents, beginning of period .............................       35,148        57,488
                                                                                  --------      --------
 Cash and cash equivalents, end of period ...................................     $ 11,533      $ 47,742
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

     The results of operations for the three- and six-month periods ended January 25, 2003 and January 26, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 26, 2003.

2.  Summary of Significant Accounting Policies

     Use of Estimates in Preparation of Consolidated Financial Statements

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated. Actual results could differ from those estimates.

     Principles of Consolidation

     These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain, which was recorded as other income in the Company's consolidated statements of operations during the second quarter of fiscal 2002. On March 29, 2002, VA Linux Japan repurchased 10,000 shares of its outstanding stock from a third party other than the Company, thereby decreasing the number of shares outstanding and increasing the Company's investment to approximately 19%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence over it, VA Linux Japan has been accounted for under the cost method of accounting as of January 11, 2002. The minority interest included in the results of operations for VA Linux Japan has not been material for any period presented and has been recorded in other income in the accompanying statements of operations. The operations of VA Linux Japan primarily relate to the Company's former systems and services business.

    Revenue Recognition

    Software Revenues

     Software revenues are derived from the Company's SourceForge application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $0.7 million, or 10.5%, and $1.4 million, or 12.0%, of total revenues for the three- and six-month periods ended January 25, 2003, respectively. Software revenues represent $0.2 million, or 4.4%, and $0.3 million, or 3.2%, of total revenues for the three- and six-month periods ended January 26, 2002, respectively.

     Revenues from software license agreements are accounted for in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2 and are recognized when objective, persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is probable.

     For perpetual licenses, the Company uses the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value based on published professional service rates. When an agreement includes professional services that are significant or essential to the functionality of the software, and the Company can reasonably estimate the cost to complete the contract, the Company uses the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon renewal rates, if stated, or separate sales of maintenance sold to customers. The unrecognized portion of amounts paid in advance for licenses, maintenance and professional services are recorded as deferred revenue.

     For term arrangements, the Company does not use the residual method to recognize revenues because we are currently unable to establish fair value for the individual contract components such as software license, maintenance and support. As a result, the Company currently recognizes the entire contract value ratably over the term of the contract, normally 12 months. In the event that the contract includes essential professional services, the Company defers revenue until the professional services have been fully delivered. At that time, the Company then recognizes the revenue ratably over the remaining contract term.

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

   Online Revenues

     Online revenues include online advertising as well as e-commerce revenues. Online advertising revenues represent $2.3 million, or 34.8%, and $4.6 million, or 39.3%, of total revenues for the three- and six-month periods ended January 25, 2003, respectively. Online advertising revenues represent $2.1 million, or 41.3%, and $4.3 million, or 40.2%, of total revenues for the three- and six-month periods ended January 26, 2002, respectively. E-commerce revenues represent $3.4 million, or 51.4%, and $5.2 million, or 45.1%, of total revenues for the three- and six-month periods ended January 25, 2003, respectively. E-commerce revenues represent $2.2 million, or 43.4%, and $3.6 million, or 34.2%, of total revenues for the three- and six-month periods ended January 26, 2002, respectively.

     Online advertising revenues are derived from the sale of advertising space on our various websites. Online advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party websites. Revenues for the three and six months ended January 25, 2003 included approximately $0.5 million and $1.0 million of barter revenue, respectively. Revenues for the three and six months ended January 26, 2002 included approximately $0.5 million and $1.0 million of barter revenue, respectively

     E-commerce revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive objective evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable and collectibility is reasonably assured. In general, the Company recognizes e-commerce revenue upon the shipment of goods. The Company does grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

    Other Revenues

     Other revenues are derived from the Company's former hardware, customer support, and hardware-related professional services businesses. Other revenues represent $0.2 million, or 3.3%, and $0.4 million, or 3.6%, of total revenues for the three and six months ended January 25, 2003, respectively. Other revenues represent $0.6 million, or 10.9%, and $2.4 million, or 22.4%, of total revenues for the three and six months ended January 26, 2002, respectively.

     The Company's revenue recognition policy related to its former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive objective evidence of an arrangement existed, delivery occurred, the sales price was fixed and determinable and collectibility was reasonably assured. In general, the Company recognized product revenue upon shipment of the goods. The Company does not grant customers any rights to return these products.

     The Company recognizes revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognizes revenues from professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. The Company records any payments received prior to revenue recognition as deferred revenue. For the three and six months ended January 25, 2003 and January 26, 2002, revenues from customer support services and professional service contracts associated with our former hardware business were not material.

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

    Goodwill and Intangibles

     Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill. Pursuant to SFAS No. 142, the Company tests goodwill for impairment. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. The Company has determined that it has only one Reporting Unit, specifically the licensing, implementation and support of its software applications. There was no carrying value associated with goodwill at January 25, 2003 and July 27, 2002 to be tested for impairment. As a result of the restructuring plan adopted by the Company in September 2001, $26.7 million of goodwill was written off related to the Company's previous acquisitions of NetAttach, Inc. ("NetAttach"), and Precision Insight, Inc. ("Precision Insight"). The charge is included in the caption "Restructuring costs and other special charges" in the statements of operations. In addition, based on an impairment test performed at fiscal year ended July 27, 2002, the Company determined that the goodwill carrying value was impaired and it recorded an impairment loss of $3.6 million.

     Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three and six months ended January 25, 2003 that would indicate a possible impairment in the carrying value of intangible assets at January 25, 2003. As a result of the restructuring plan adopted by the Company in September 2001, $3.9 million of intangible assets were written off related to the Company's previous acquisitions of NetAttach and Precision Insight. The charge is included in the caption "Restructuring costs and other special charges" in the statements of operations.

     The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                           As of January 25, 2003           As of July 27, 2002
                                       -----------------------------  ----------------------------
                                       Gross Carrying    Accumulated  Gross Carrying    Accumulated
                                           Amount       Amortization      Amount       Amortization
                                       ------------    -------------  ------------    ------------
Domain and trade names                 $      5,922    $     (5,322)  $      5,922    $    (4,457)
Purchased technology                          2,534          (2,252)         2,534         (1,830)
                                       ------------    -------------  ------------    ------------
      Total intangible assets                 8,456          (7,574)         8,456         (6,287)



     The aggregate amortization expense of intangible assets, net of restructuring charges was $0.6 million and $3.2 million for the three-month periods ending January 25, 2003 and January 26, 2002, respectively. The aggregate amortization expense of intangible assets, net of restructuring charges was $1.3 million and $5.3 million for the six-month periods ending January 25, 2003 and January 26, 2002, respectively. The estimated total amortization expense of acquired intangible assets is $2.2 million and $12,700 for the fiscal years ending July 26, 2003 and July 24, 2004, respectively.

     The changes in the carrying amount of goodwill are as follows (in thousands):


                                         As of           As of
                                      January 25,       July 27,
                                         2003             2002
                                     ------------    ------------
Balance at beginning of period       $         --    $      3,582
Amortization in the period                     --              --
Goodwill additions                             --              --
Write-off of goodwill                          --          (3,582)
                                     ------------    ------------
Balance at end of period             $         --    $         --
                                     ============    ============


    Accrued Liabilities and Other

     Accrued liabilities and other mainly consists of accruals related to compensation, legal reserves, deferred rent, and other unpaid expenses.

3.  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, the Company adopted plans to exit the systems, hardware-related professional services, and Linux businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its SourceForge application software and media and e-commerce businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. The Company evaluates and updates, if applicable, these estimates quarterly. As of January 25, 2003, the Company had an accrual of approximately $16.4 million outstanding related to these non-cancelable leases, $16.3 million of which was originally included in operating expenses and $0.1 million of which was originally included in cost of sales.

     The Company has recorded a net restructuring credit of $0.1 million and $0.1 million for the three and six months ended January 25, 2003, respectively. This related to $46,000 and $0.2 million, respectively, of charges associated with the Company's fiscal 2002 plan to reduce its general and administrative overhead costs, net of adjustments to previously recorded restructuring reserves of $0.2 million and $0.3 million, respectively, for the three and six months ended January 25, 2003. As of January 25, 2003, the Company had an accrual of $46,000 related to these charges.

     In addition to the above, the Company recorded a $0.2 million and $0.4 million net credit included in cost of revenues in the consolidated statement of operations for the three and six months ended January 25, 2003. The $0.2 million for the three months ended January 25, 2003 consisted of adjustments to previously recorded restructuring reserves related to the systems warranty and excess facility reserves originally established during fiscal 2001. The $0.4 million for the six months ended January 25, 2003 consisted of $23,000 associated with severance and other related costs attributable to the fiscal 2002 plan to align the Company's infrastructure with its operations, net of adjustments to previously recorded restructuring reserves of $0.4 million related to the systems  warranty  reserve  originally  established  during  fiscal 2001.  As of
January 25, 2003, no outstanding accruals remained related to these restructuring charges.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                                        Total
                                                  Total Charged    Total Charged    Total Charged        Cash       Restructuring
                                                  To Operations    To Operations    To Operations     Receipts/    Liabilities at
                                                   Fiscal 2001      Fiscal 2002      Fiscal 2003      (Payments)   January 25, 2003
                                                 --------------   --------------     -----------      ----------   ----------------
Cash Provisions:
  Other special charges relating to
    restructuring activities...................    $    2,159       $     (888)      $       78      $   (1,303)     $       46
  Facilities charges...........................         6,584            9,401               21             279          16,285
   Employee severance and other related
   charges.....................................         3,498            1,997              (64)         (5,421)             10
                                                   -----------      -----------      -----------     -----------     -----------
      Total cash provisions....................        12,241           10,510               35      $   (6,445)     $   16,341
                                                   -----------      -----------      -----------     ===========     ===========
Non-cash Provisions:
  Write-off of goodwill and intangibles........        59,723           30,632               --
  Write-off of other special  charges  relating
   to restructuring activities.................         4,434            5,442             (170)
  Write-off of accelerated options from
    terminated employees.......................         1,352               --               --
   Acceleration of deferred stock
    compensation...............................        35,728              352               --
                                                   -----------      -----------      -----------
      Total non-cash provisions................       101,237           36,426             (170)
                                                   -----------      -----------      -----------
      Total operating expense restructuring
        provisions.............................    $  113,478       $   46,936       $     (135)
                                                   ===========      ===========      ===========

4.  Computation of Per Share Amounts

     Basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For all periods presented, the Company has excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are anti-dilutive for those periods.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                              Three Months Ended           Six Months Ended
                                                                        ---------------------------    -------------------------
                                                                          January 25,    January 26,   January 25,   January 26,
                                                                             2003           2002          2003           2002
                                                                         -----------    -----------    -----------   -----------
Net loss..........................................................       $   (3,672)    $   (9,656)    $   (7,805)   $  (64,537)
                                                                         ===========    ===========    ===========   ===========
Basic and diluted:
  Weighted average shares of common stock outstanding.............           53,861         53,158         53,797        53,199
  Less: Weighted average shares subject to repurchase.............               (2)          (153)           (11)         (410)
                                                                         -----------    -----------    -----------   -----------
  Shares used in computing basic and diluted net loss per share...           53,859         53,005         53,786        52,789
                                                                         ===========    ===========    ===========   ===========
  Basic and diluted net loss per share............................       $    (0.07)    $    (0.18)    $    (0.15)   $    (1.22)
                                                                         ===========    ===========    ===========   ===========

     The  following   potential  common  shares  have  been  excluded  from  the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                                              Three Months Ended           Six Months Ended
                                                                          January 25,   January 26,    January 25,    January 26,
                                                                             2003           2002          2003          2002
                                                                         -----------    -----------    -----------   -----------
Anti-dilutive securities:
     Options to purchase common stock.............................            12,558         14,470         12,558        14,470
     Common stock subject to repurchase...........................                --            105             --           105
                                                                         -----------    -----------    -----------   -----------
                                                                              12,558         14,575         12,558        14,575
                                                                         ===========    ===========    ===========   ===========

5.  Comprehensive Loss

     Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS 130
requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three- and six-month periods ended January 25, 2003, total comprehensive loss was approximately $3.5 million and $7.7 million, respectively, compared to comprehensive loss of approximately $8.5 million and $63.1 million for the three- and six-month period ended January 26, 2002, respectively.

6.  Segment and Geographic Information

     The Company operates as one business segment, providing application software products and related online products and services through its subsidiary, the Open Source Development Network, Inc. ("OSDN"). For the three-month periods ended January 25, 2003 and January 26, 2002, revenues from the Company's single business segment and other revenues from the Company's former hardware business were $6.6 million and $5.1 million, respectively. For the six-month periods ended January 25, 2003 and January 26, 2002, revenues from the Company's single business segment and other revenues from the Company's former hardware business were $11.6 million and $10.6 million, respectively.

     The Company sells its products in the United States through its direct sales force and online e-commerce transactions. Revenues for the three- and six-month periods ended January 25, 2003 and January 26, 2002 were primarily generated from sales to end users in the United States of America.

7.  Customer Concentration

     For the three-month periods ended January 25, 2003 and January 26, 2002, Intel, which represented 15.2% and 19.8% of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues. For the six-month periods ended January 25, 2003 and January 26, 2002, Intel, which represented 17.2% and 18.8% of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

8.  Litigation

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its IPO were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. In October 2002, the court, pursuant to a stipulation, dismissed all claims against the Company's Former Officers without prejudice. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including the Company. The court's order did not dismiss any claims against the Company. As a result, discovery may now proceed.

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

10.  Recent Accounting Policies

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

     In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issue Nos. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor's income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF No. 01-9 has not had a material effect on the Company's consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. The Company is required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans. If the Company continues to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on its results of operations. There were no significant restructuring charges recorded during the three- and six-month periods ended January 25, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee or indemnification. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 during the period ended January 25, 2003, did not have a material effect on these quarterly financial statements, however, management is continuing to evaluate the impact on future financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire its stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended July 26, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended April 26, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact of FIN No. 46 on its consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as "intend," "expect," "believe," "in our view," and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of Development Intelligence software; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; management's strategy, plans and objectives for future operations; the impact of our restructuring, reductions in force and new business model on our operating expenses and the amount of cash utilized by operations; our intent to continue to invest significant resources in software development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

     A component of our SourceForge sales strategy is the Open Source Development Network, Inc. ("OSDN"). OSDN is our network of media and e-commerce sites that serve the IT and software development communities. OSDN web sites include SourceForge.net, which is the largest reference site for potential SourceForge customers. As of March 6, 2003, SourceForge.net is the development home for more than 57,000 software projects and more than 570,000 registered users. In addition to the credibility SourceForge derives from the substantial and growing usage of OSDN's SourceForge.net, we market SourceForge through product advertising on the OSDN web sites.

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

     We have completed six quarters of operations as an application software company, and accordingly have a very short operating history in our current business. While we believe that we are making good progress in our new business, a substantial majority of our revenues continues to be derived from OSDN and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

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

                                                      Three Months Ended         Six Months Ended
                                                   January 25,  January 26,  January 25,  January 26,
                                                       2003        2002        2003         2002
                                                       ----        ----        ----         ----
 Consolidated Statements of Operations Data:
Software revenues ...............................      10.5%        4.4%       12.1%        3.2%
Online revenues .................................      86.2        84.7        84.3        74.4
Other revenues ..................................       3.3        10.9         3.6        22.4
                                                      -----       -----       -----       -----
   Net revenues .................................     100.0%      100.0%      100.0%      100.0%
Software cost of revenues .......................       7.2        13.2         9.1        11.9
Online cost of revenues .........................      52.2        56.5        49.3        47.9
Other cost of revenues ..........................      (3.2)        5.7        (3.1)       (1.0)
                                                      -----       -----       -----       -----
   Cost of revenues .............................      56.2        75.4        55.3        58.8
                                                      -----       -----       -----       -----
Gross margin ....................................      43.8        24.6        44.7        41.2
                                                      -----       -----       -----       -----
Operating expenses:
   Sales and marketing ..........................      35.4        63.3        39.9        70.5
   Research and development .....................      29.8        38.4        34.4        45.6
   General and administrative ...................      29.5        79.7        31.7        64.9
   Restructuring costs and other special charges       (1.8)       (0.0)       (1.2)      422.9
   Amortization of deferred stock compensation ..       0.6        (8.7)        0.7        14.5
   Amortization of goodwill and intangible assets       9.8        63.7        11.1        49.9
                                                      -----       -----       -----       -----
     Total operating expenses ...................     103.3       236.4       116.6       668.3
                                                      -----       -----       -----       -----
Loss from operations ............................     (59.5)     (211.8)      (71.9)     (627.1)
Interest and other income, net ..................       3.6        20.7         4.8        20.0
                                                      -----       -----       -----       -----
Net loss ........................................     (55.9)%    (191.1)%     (67.1)%    (607.1)%
                                                      =====       =====       =====       =====


  Net Revenues

     Our net revenues increased to $6.6 million in the three-month period ended January 25, 2003, from $5.1 million for the three-month period ended January 26, 2002. The $1.5 million net increase in revenues was due primarily to increases in our software, online advertising, and e-commerce businesses, offset by a decrease in other revenues. SourceForge revenues increased $0.5 million to $0.7 million in the three-month period ended January 25, 2003 from $0.2 million in the three-month period ended January 26, 2002. Online advertising revenues increased $0.2 million to $2.3 million in the three-month period ended January 25, 2003 from $2.1 million in the three-month period ended January 26, 2002, which included approximately $0.5 million of barter revenue arising from web advertising for both periods presented. E-commerce revenues increased $1.2 million to $3.4 million in the three-month period ended January 25, 2003 from $2.2 million in the three-month period ended January 26, 2002. Other revenues decreased $0.4 million to $0.2 million in the three-month period ended January 25, 2003 from $0.6 million in the three-month period ended January 26, 2002.

     Our net revenues increased to $11.6 million in the six-month period ended January 25, 2003, from $10.6 million for the six-month period ended January 26, 2002. The $1.0 million net increase in revenues was due primarily to an increase in our software, online advertising, and e-commerce revenues, offset by a decrease in other revenues. SourceForge revenues increased $1.1 million to $1.4 million in the six-month period ended January 25, 2003 from $0.3 million in the six-month period ended January 26, 2002. Online advertising revenues increased $0.3 million to $4.6 million in the six-month period ended January 25, 2003 from $4.3 million in the six-month period ended January 26, 2002, which included approximately $1.0 million of barter revenue arising from web advertising for both periods presented. E-commerce revenues increased $1.6 million to $5.2 million in the six-month period ended January 25, 2003 from $3.6 million in the six-month period ended January 26, 2002. Other revenues decreased $2.0 million to $0.4 million in the six-month period ended January 25, 2003 from $2.4 million in the six-month period ended January 26, 2002.

     Revenues for the three- and six-month periods ended January 25, 2003 and January 26, 2002 were primarily to customers located in the United States.

     For the three-month periods ended January 25, 2003 and January 26, 2002, Intel, which represented 15.2% and 19.8% of our net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

     For the six-month periods ended January 25, 2003 and January 26, 2002, Intel, which represented 17.2% and 18.8% of our net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

  Software Revenues

     Revenues from software license agreements are accounted for in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2 and are recognized when objective, persuasive evidence of an agreement exists, delivery of the product has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is probable.

     For perpetual licenses, we use the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value based on published professional service rates. When an agreement includes professional services that are significant or essential to the functionality of the software and we can reasonably estimate the cost to complete the contract, we use the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon renewal rates, if stated, or separate sales of maintenance sold to customers. The unrecognized portion of amounts paid in advance for licenses, maintenance and professional services are recorded as deferred revenue.

     For term arrangements, we do not use the residual method to recognize revenues because we are currently unable to establish fair value for the individual contract components such as software license, maintenance and support. As a result, we currently recognize the entire contract value ratably over the term of the contract, normally 12 months. In the event that the contract includes essential professional services, we defer revenue until the professional services have been fully delivered. At that time, we then recognize the revenue ratably over the remaining contract term.

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

     E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize e-commerce revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive objective evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonably assured. In general, we recognize e-commerce revenue upon the shipment of goods. We do grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

  Other Revenues

     Our revenue recognition policy related to our former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, we recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive objective evidence of an arrangement existed, delivery occurred, the sales price was fixed and determinable and collectibility was reasonably assured. In general, we recognized product revenue upon shipment of the goods. We did not grant our customers any rights to return products.

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

  Cost of Revenues

     Cost of revenues decreased to $3.7 million in the three-month period ended January 25, 2003 from $3.8 million for the three-month period ended January 26, 2002. Gross margin increased as a percentage of revenue to 43.8% in the three-month period ended January 25, 2003 from 24.6% in the three-month period ended January 26, 2002. The decrease in cost of revenues was primarily the net result of a reduction in cost of sales in the SourceForge and online advertising businesses, including headcount reductions which accounted for a decrease of $0.5 million and a credit of $0.2 million related to the reversal of inventory reserves, partially offset by increased e-commerce cost of revenues of $0.9 million due to higher revenue levels during the three-month period ended January 25, 2003. Headcount decreased to 35 at January 25, 2003 from 50 at January 26, 2002. Gross margin, excluding the reversal of prior period inventory reserves, increased as a percentage of revenues to 40.3% in the three-month period ended January 25, 2003 from 24.6% in the three-month period ended January 26, 2002. The increase in gross margins excluding the reversal of prior period inventory reserves was the result of improvements in the Online Advertising, e-commerce, and SourceForge businesses as follows: Online advertising gross margins increased to 19.9% for the three-month period ended January 25, 2003, compared to 16.7% for the three-month period ended January 26, 2002; e-commerce gross margins increased to 13.8% for the three-month period ended January 25, 2003, compared to 11.6% for the three-month period ended January 26, 2002; and SourceForge gross margins increased to 3.4% for the three-month period ended January 25, 2003, compared to a negative 8.8% for the three-month period ended January 26, 2002.

     Cost of revenues increased to $6.4 million in the six-month period ended January 25, 2003 from $6.3 million for the six-month period ended January 26, 2002. Gross margin increased as a percentage of revenue to 44.7% in the six-month period ended January 25, 2003 from 41.2% in the six-month period ended January 26, 2002. The increase in cost of revenues was due primarily to a credit of $3.1 million related to the reversal of inventory reserves included in the six-month period ended January 26, 2002. This credit was the result of a better than expected sell through of old and excess material as well as the ability to sell product at a price in excess of that originally estimated in the three-month period ended July 28, 2001. Cost of revenues for the six-month period ended January 25, 2003 included a credit of $0.4 million as a result of adjustments to previous restructuring accruals. Net of these restructuring credits, cost of revenues decreased to $6.8 million from $9.4 million. This decrease was primarily the result of exiting the systems business which accounted for $3.1 million of the decrease, a reduction in cost of sales in the SourceForge and online advertising businesses, including headcount reductions which accounted for a decrease of $0.6 million, offset by an increase in e-commerce cost of revenues of $1.1 million as a result of higher revenue levels. Headcount decreased to 35 at January 25, 2003 from 50 at January 26, 2002. Gross margin, excluding the reversal of prior period inventory and restructuring reserves, increased as a percentage of revenues to 41.2% in the six-month period ended January 25, 2003 from 11.6% in the six-month period ended January 26, 2002. The increase in gross margins excluding the reversal of prior period inventory and restructuring reserves was the result of improvements in the Online Advertising, e-commerce, and SourceForge businesses as follows:
Online Advertising gross margins increased to 22.1 % for the six-month period ended January 25, 2003, compared to 17.8% for the six-month period ended January 26, 2002; e-commerce gross margins increased to 12.6% for the six-month period ended January 25, 2003, compared to 9.3% for the six-month period ended January 26, 2002; and SourceForge gross margins increased to 2.9% for the six-month period ended January 25, 2003, compared to a negative 8.7% for the six-month period ended January 26, 2002.

  Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

     Sales and marketing expenses decreased to $2.3 million in the three-month period ended January 25, 2003 from $3.2 million in the three-month period ended January 26, 2002. The decrease was primarily related to the decrease in overall sales and marketing related spending, including significant headcount reductions which accounted for $0.6 million of the decrease and the reduction in our investment in VA Linux Systems Japan K.K. ("VA Linux Japan") which represented $0.2 million of the decrease. Headcount in sales and marketing decreased to 30 at January 25, 2003 from 38 at January 26, 2002. Sales and marketing expenses as a percentage of net revenues decreased to 35.4% for the three-month period ended January 25, 2003 from 63.3% in the three-month period ended January 26, 2002. This decrease was primarily due to decreased spending levels as described above as well as increased revenue levels for the three-month period ended January 25, 2003 compared to the three-month period ended January 26, 2002.

     Sales and marketing expenses decreased to $4.6 million in the six-month period ended January 25, 2003 from $7.5 million in the six-month period ended January 26, 2002. The decrease was related to various factors, primarily the decrease in overall sales and marketing related spending, including significant headcount reductions which accounted for $2.1 million of the decrease, the reduction in our investment in VA Linux Japan which represented $0.7 million of the decrease and the exiting of our Linux software engineering and professional services businesses which represented $0.1 million of the decrease. Headcount in sales and marketing decreased to 30 at January 25, 2003 from 38 at January 26, 2002. Sales and marketing expenses as a percentage of net revenues decreased to 39.9% for the six-month period ended January 25, 2003 from 70.5% in the six-month period ended January 26, 2002. This decrease was primarily due to decreased spending levels as described above as well as increased revenue levels for the six-month period ended January 25, 2003 compared to the six-month period ended January 26, 2002. We believe our sales and marketing expenses will remain relatively consistent in the future. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

  Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs in accordance with the requirements of SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," as they are incurred.

     Research and development expenses increased to $2.0 million in the three-month period ended January 25, 2003 from $1.9 million in the three-month period ended January 26, 2002. The slight increase in absolute dollars was primarily due to an increase in the use of outside contractors related to increased research and development efforts related to our current business of $0.2 million, offset by the reduction in our investment in VA Linux Japan, which accounted for a $0.2 million reduction. Headcount in research and development decreased to 41 at January 25, 2003 from 50 at January 26, 2002. Research and development expenses as a percentage of net revenues decreased to 29.8% for the three-month period ended January 25, 2003 from 38.4% for the three-month period ended January 26, 2002. This decrease was primarily due to increased revenues for the three-month period ended January 25, 2003 compared to the three-month period ended January 26, 2002.

     Research and development expenses decreased to $4.0 million in the six-month period ended January 25, 2003 from $4.8 million in the six-month period ended January 26, 2002. The decrease in absolute dollars was primarily due to the exiting of our Linux software engineering and professional services businesses, which accounted for a $1.3 million reduction, the reduction in our investment in VA Linux Japan, which accounted for a $0.5 million reduction, offset by an increase in the use of outside contractors related to increased research and development efforts related to our current business of $0.9 million. Headcount in research and development decreased to 41 at January 25, 2003 from 50 at January 26, 2002. Research and development expenses as a percentage of net revenues decreased to 34.4% for the six-month period ended January 25, 2003 from 45.6% for the six-month period ended

January 26, 2002. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenues during the six-month period ended January 25, 2003 compared to the six-month period ended January 26, 2002. We expect research and development expenses to remain relatively consistent in absolute dollars and decrease as a percentage of revenue in the future.

  General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for finance and administrative personnel and professional fees for accounting and legal services.

     General and administrative expenses decreased to $1.9 million in the three-month period ended January 25, 2003 from $4.0 million for the three-month period ended January 26, 2002. Our decision in the fourth quarter of fiscal 2002 to reduce our administrative and overhead costs to align with our business model represented $1.9 million of the decrease and the reduction in our investment in VA Linux Japan represented $0.2 million of the decrease. Headcount in general and administrative services decreased to 21 at January 25, 2003 from 50 at January 26, 2002. General and administrative expenses as a percentage of net revenues decreased to 29.5% for the three-month period ended January 25, 2003 from 79.7% for the three-month period ended January 26, 2002. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenues during the three-month period ended January 25, 2003 compared to the three-month period ended January 26, 2002.

     General and administrative expenses decreased to $3.7 million in the six-month period ended January 25, 2003 from $6.9 million for the six-month period ended January 26, 2002. General and administrative expenses for the six-month period ended January 26, 2002 included the reversal of $0.8 million for the over estimate for bad debt provisions booked during the reorganization of the business. Excluding these charges, the decrease in absolute dollars resulted primarily from a decrease in administrative personnel. Our decision in the fourth quarter of fiscal 2002 to reduce our administrative and overhead costs to align with our business model represented $3.6 million of the decrease and the reduction in our investment in VA Linux Japan represented $0.4 million of the decrease. Headcount in general and administrative services decreased to 21 at January 25, 2003 from 50 at January 26, 2002. General and administrative expenses as a percentage of net revenues decreased to 31.7% for the six-month period ended January 25, 2003 from 64.9% for the six-month period ended January 26, 2002. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels for the six-month period ended January 25, 2003 compared to the six-month period ended January 26, 2002. We expect general and administrative expenses to remain relatively consistent in absolute dollars and decrease as a percentage of revenue in the future.

  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit the systems, hardware-related professional services, and Linux businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our SourceForge application software and media and e-commerce businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the above were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of January 25, 2003, we had an accrual of approximately $16.4 million outstanding related to these non-cancelable leases, $16.3 million of which was originally included in operating expenses and $0.1 million of which was originally included in cost of sales.

     We have recorded a net restructuring credit of $0.1 million and $0.1 million for the three and six months ended January 25, 2003, respectively. This related to $46,000 and $0.2 million, respectively, of charges associated with our fiscal 2002 plan to reduce our general and administrative overhead costs, net of adjustments to previously recorded restructuring reserves of $0.2 million and $0.3 million, respectively, for the three and six months ended January 25, 2003. As of January 25, 2003, we had an accrual of $46,000 related to these charges.

     In addition to the above, we recorded a $0.2 million and $0.4 million net credit included in cost of revenues in the consolidated statement of operations for the three and six months ended January 25, 2003. The $0.2 million for the three months ended January 25, 2003 consisted of adjustments to previously recorded restructuring reserves related to the systems warranty and idle space reserves originally established during fiscal 2001. The $0.4 million for the six months ended January 25, 2003 consisted of $23,000 associated with severance and other related costs attributable to the fiscal 2002 plan to align our infrastructure with our operations, net of adjustments to previously recorded restructuring reserves of $0.4 million related to the systems warranty reserve originally established during fiscal 2001. As of January 25, 2003, no outstanding accruals remained related to these restructuring charges.

     Below is a summary of the restructuring charges in operating expenses (in thousands):


                                                                                                        Total
                                                  Total Charged    Total Charged    Total Charged        Cash       Restructuring
                                                  To Operations    To Operations    To Operations      Receipts/    Liabilities at
                                                   Fiscal 2001      Fiscal 2002      Fiscal 2003      (Payments)   January 25, 2003
                                                 --------------   --------------     -----------      ----------   ----------------
Cash Provisions:
  Other special charges relating to
   restructuring activities..................      $   2,159        $      (888)     $      78        $  (1,303)       $      46
  Facilities charges.........................          6,584            9,401               21              279           16,285
  Employee severance and other related
   charges...................................          3,498            1,997              (64)          (5,421)              10
                                                   ----------       ----------       ----------       ----------       ----------
      Total cash provisions..................         12,241           10,510               35        $   (6,445)      $  16,341
                                                   ----------       ----------       ----------       ==========       ==========
Non-cash Provisions:
  Write-off of goodwill and intangibles......         59,723           30,632               --
  Write-off of other special charges relating
   to restructuring activities...............          4,434            5,442             (170)
  Write-off of accelerated options from
   terminated employees......................          1,352               --               --
  Acceleration of deferred stock
   compensation..............................         35,728              352               --
                                                   ----------       ----------       ----------
      Total non-cash provisions..............        101,237           36,426             (170)
                                                   ----------       ----------       ----------
      Total operating expense restructuring
        provisions...........................      $ 113,478        $  46,936        $    (135)
                                                   ==========       ==========       ==========

  Amortization of Deferred Stock Compensation

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $41,000 during the three-month period ended January 25, 2003, compared to a net credit of $0.4 million during the three-month period ended January 26, 2002. This credit was the net effect of recording $0.7 million of deferred compensation expense offset by a $1.1 million adjustment for deferred compensation that will never vest for stock options for terminated employees in connection with restructuring during the three-month period ended January 26, 2002. No compensation expense was recorded during the three-month periods ended January 25, 2003 and January 26, 2002 in connection with our prior fiscal year acquisitions.

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $0.1 million during the six months ended January 25, 2003, compared to $1.5 million during the six months ended January 26, 2002. Included in the $1.5 million was $2.2 million of deferred compensation expense offset by a $3.2 million adjustment during the three months ended January 26, 2002 related to deferred compensation that will never vest for stock options of terminated employees. Also included in the $1.5 million was $0.5 million of compensation expense associated with our prior fiscal year acquisitions. In addition, in connection with restructuring, we recorded $2.7 million of compensation expense related to NetAttach and Precision Insight in the six-month period ended January 26, 2002, which has been included in restructuring costs and other special charges in the statements of operations. No compensation expense was recorded during the six-month period ended January 25, 2003 in connection with our prior fiscal year acquisitions.

     We expect amortization of deferred stock compensation, in absolute dollars, to decrease through fiscal year 2004 as a result of the accelerated basis of amortization. We do not expect any further compensation expense in connection with our prior acquisitions.


  Amortization of Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of OSDN, we amortized $0.6 million and $1.3 million of intangibles during the three- and six-month periods ended January 25, 2003, respectively. In connection with the acquisitions of NetAttach, OSDN, and Precision Insight, we amortized $3.2 million and $5.3 million of intangibles for the three- and six-month periods ended January 26, 2002. In addition, in connection with the restructuring plan approved in September 2001, we wrote-off an additional $30.6 million of goodwill and intangibles related to our NetAttach and Precision Insight acquisitions due to the exit of the hardware-related professional services and Linux software engineering businesses.

     We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No factors occurred during the three- and six-month periods ended January 25, 2003 that would indicate a possible impairment in the carrying value of intangible assets at January 25, 2003.

  Interest and Other Income, Net

     Interest and other income, net, includes income from our cash investments, net of other expenses. Net interest and other income decreased to $0.2 million for the three-month period ended January 25, 2003 from $1.0 million for the three-month period ended January 26, 2002. The decrease was primarily due to our decreased investment in VA Linux Japan, which accounted for $0.6 million of the decrease, as well as a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year, which accounted for $0.2 million of the decrease.

     Net interest and other income decreased to $0.6 million for the six-month period ended January 25, 2003 from $2.1 million for the six-month period ended January 26, 2002. The decrease was primarily due to our decreased investment from VA Linux Japan, which accounted for $0.9 million of the decrease, as well as a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year, which accounted for $0.4 million of the decrease. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

  Income Taxes

     As of January 25, 2003, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

     As of January 25, 2003, our available capital resources totaled $44.9 million, comprised of marketable securities of $33.4 million and cash and cash equivalents of $11.5 million. As of July 27, 2002, our available capital resources totaled $53.0 million, comprised of $17.9 million in marketable securities and $35.1 million in cash and cash equivalents. During the six-month period ended January 25, 2003, in an effort to maximize our rate of return, we invested a greater portion of our capital resources in short- and long-term marketable securities. The resulting $15.5 million increase in our marketable securities investments over the six-month period ended January 25, 2003, accounts for 65.7% of the $23.6 million decline in our cash and cash equivalents to $11.5 million at January 25, 2003 from $35.1 million at July 27, 2002.

     For the six-month period ended January 25, 2003, we used $8.3 million in cash for operating activities, compared to $25.0 million for the six-month period ended January 26, 2002. This represents a decrease of 66.8% and is primarily due to our reduction in expenses as a result of exiting the systems and services businesses and changing our focus to application software.

     For the six-month period ended January 25, 2003, our operating loss of $4.8 million, net of non-cash charges, accounted for 57.8% of our cash utilization. Non-cash charges include depreciation and amortization ($3.2 million), provision for bad debts (-$0.1 million), provision for excess and obsolete inventory, loss on disposal of assets, amortization of deferred stock compensation ($0.1 million) and non-cash restructuring charges (-$0.2 million). In total, these non-cash items reduced the net loss of $7.8 million by $3.0 million. Other significant operating activities resulting in the utilization of cash were accounts receivable, inventory, accounts payable, accrued restructuring liabilities, and accrued liabilities and other. The growth in accounts receivable utilized $0.4 million in cash. Accounts receivable grew at a slightly higher rate than the $0.3 million growth in software and online advertising revenues during the three-month period ended January 25, 2003 compared to the three-month period ended July 27, 2002, due to the timing of sales later in the quarter. The growth in inventory utilized $.01 million of cash and was the result of increased e-commerce activity during the holiday season. The decline in accounts payable utilized $0.7 million in cash. The decrease in accounts payable was due to a decrease in expenses as well as more rapid payment under terms. Finally, $2.3 million was utilized in accrued liabilities primarily as a result of payments made on excess facilities of $1.3 million and $0.8 million in payments made to former employees related to severance agreements. We expect that the above cash utilization trends will continue as we grow our business and pay off our remaining lease obligations related to excess facilities.

     For the six-month period ended January 26, 2002 the utilization of cash was due to our operating loss of $31.1 million, net of non-cash charges, offset by cash generated from other operating activities of $6.1 million. Non-cash charges include depreciation and amortization ($7.7 million), provision for bad debts (-$1.0 million), provision for excess and obsolete inventory (-$2.0 million), loss on disposal of assets ($1.1 million), proportionate share of Japan losses in VA Linux Japan investment ($2.0 million), minority interest of VA Linux Japan loss (-$0.5 million), gain on sale of VA Linux Japan investment (-$12.9 million), release of contingent shares in relation to OSDN acquisition ($1.3 million), amortization of deferred stock compensation ($1.5 million), non cash compensation expense ($0.1 million) and non-cash restructuring charges ($36.1 million). In total, these non-cash items reduced the net loss of $64.5 million by $33.4 million. Other significant operating activities resulting in the utilization of cash were accounts payable, accrued liabilities and other long-term liabilities. The decline in accounts payable utilized $11.8 million in cash. The decrease in accounts payable was due to a decrease in expenses as a result of exiting the hardware business. The decline in accrued liabilities and other long-term liabilities utilized $2.9 million in cash primarily as a net result of payments made associated with accrued compensation of $1.5 million and accrued restructuring of $3.0 million, offset by cash generated from deferred rent associated with a sublease termination of $1.7 million. Other significant operating activities resulting in the generation of cash were accounts receivable, inventories, prepaid expenses and other assets and accrued restructuring liabilities. The decrease in accounts receivable generated $10.6 million in cash, and reflects a lower level of revenues as the hardware business declined and we exited certain portions of that business. The decrease in inventory generated $2.0 million and was due to exiting the hardware business and selling inventory that was originally reserved for in restructuring. The decline in prepaid expenses and other assets generated $2.6 million of cash and was the result of selling a portion of our VA Linux Japan investment which represented $0.8 million of the decline. The remaining decline of $1.8 million was the result of cash received from various miscellaneous receivables during the six-month period ended January 26, 2002. Finally, an increase in accrued restructuring liabilities generated $5.7 million in cash as a result of additional restructuring reserves established for $8.1 million, offset by payments made on previously established accruals of $2.4 million.

     For the six-month period ended January 25, 2003, we used $15.5 million in cash for investing activities, compared to generating $13.9 million for the six-month period ended January 26, 2002. This 211.5% decrease in cash is primarily due to our strategic decision to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return. During the six-month period ended January 25, 2003, we utilized $15.5 million of cash and cash equivalents to purchase short- and long-term investments, compared an increase of $8.2 million in cash and cash equivalents during the six-month period ended January 26, 2002, which resulted from our liquidation of certain investments. In addition, during the six-month period ended January 26, 2002 we sold a portion of our VA Linux Japan investment that generated $5.1 million. Further, we generated $0.6 million as a result of the release of restricted cash during the six-month period ended January 26, 2002. No such events occurred during the six-month period ended January 25, 2003. We expect that cash utilization for investing activities will decline as we sell longer term investments to fund our operations and our restricted cash is released under terms of our corporate lease agreement.

     For the six-month period ended January 25, 2003, we generated $0.2 million in cash for financing activities, compared to utilizing $49,000 for the six-month period ended January 26, 2002. This represents a decrease in cash utilization of 418.4% primarily as a result in decreasing payments on notes payable as well as a slight increase in cash generated from the issuance of common stock to our employees. During the six-month period ended January 25, 2003, $42,000 in cash was utilized to make payments on our notes payable, compared to payments of $0.2 million during the six-month period ended January 26, 2002. During the six-month period ended January 25, 2003, $0.2 million in cash was generated from the issuance of common stock to our employees, compared to $0.1 million during the six-month period ended January 26, 2002. We expect that cash utilization related to notes payable will decrease as a result of the payoff of the note during the six-month period ended January 25, 2003. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the excercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

     For the six-month period ended January 25, 2003, exchange rate changes had an immaterial effect on cash and cash equivalents. For the six-month period ended January 26, 2002, exchange rate changes had a positive effect on cash and cash equivalents of $1.3 million. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of January 25, 2003 and July 27, 2002, we had outstanding letters of credit issued under a line of credit of approximately $1.4 million related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of each fiscal year through 2005 under our existing lease agreement.

     Future payments due under debt and lease obligations as of January 25, 2003 are as follows:



                                       Obligations
                                          Under
                                     Non-cancelable
                                    Operating Leases
                                    ----------------
     2003..........................    $  2,166
     2004..........................       4,672
     2005..........................       4,556
     2006..........................       3,632
     2007..........................       3,511
     Thereafter....................      10,521
                                       --------
                                       $ 29,058
                                       ========


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

     In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issue Nos. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor's income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF No. 01-9 has not had a material effect on our consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. We are required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans. If we continue to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on our results of operations. There were no significant restructuring charges recorded during the three- and six-month periods ended January 25, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee or indemnification. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 during the period ended January 25, 2003, did not have a material effect on these quarterly financial statements, however, management is continuing to evaluate the impact on future financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.
Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We will adopt the annual disclosure provisions of SFAS No. 148 in our financial reports for the fiscal year ended July 26, 2003 and will adopt the interim disclosure provisions for our financial reports for the quarter ended April 26, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on its consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of FIN No. 46 on its consolidated financial statements.

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

Risks Related To Our Business

BECAUSE THE MARKET FOR DEVELOPMENT INTELLIGENCE APPLICATION SOFTWARE IS NEW AND RAPIDLY EVOLVING, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL LICENSE SOURCEFORGE IN SUFFICIENT QUANTITIES FOR US TO ACHIEVE PROFITABILITY. Our future growth and financial performance will depend on market acceptance of SourceForge. The number of customers using SourceForge is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of SourceForge. Various factors could inhibit the growth of the market and market acceptance of SourceForge. In particular, potential customers may be unwilling to make the significant capital investment needed to license SourceForge. Many of our customers have licensed only small quantities of SourceForge, and these or new customers may decide not to broadly implement our software by licensing additional copies from us. We cannot be certain that a viable market for SourceForge will emerge, or if it does emerge, that it will be sustainable. If a sustainable viable market for SourceForge fails to emerge, this would have a significant, adverse effect upon our business and operating results.

WE ARE CONCENTRATING OUR SALES EFFORTS ON SOURCEFORGE, SO IF THIS SOFTWARE DOES NOT ACHIEVE MARKET ACCEPTANCE WE ARE LIKELY TO EXPERIENCE LARGER OPERATING LOSSES. We are directing the majority of our product research and development efforts to SourceForge. The failure to achieve market acceptance of SourceForge would adversely affect our business and operating results. The success of SourceForge is difficult to predict because SourceForge represents a relatively new area of business for us. There can be no assurance that we will be successful in marketing, upgrading and supporting SourceForge. Our failure to do so could adversely affect our business and operating results.

IF WE DO NOT DEVELOP AND ENHANCE SOURCEFORGE TO KEEP PACE WITH TECHNOLOGICAL, MARKET, AND INDUSTRY CHANGES, OUR REVENUES WILL NOT GROW AND MAY DECLINE. Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software industry generally. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product-development investments. If we fail to anticipate or respond adequately to technology developments, industry standards, or practices and customer requirements, or if we experience any significant delays in product development, introduction, or integration, SourceForge may become obsolete or unmarketable, our ability to compete may be impaired, and our revenues may not grow or may decline. We believe our continued success will become increasingly dependent on our ability to:

     o support multiple platforms, including Linux, commercial UNIX and Microsoft Windows;

     o    use  the  latest   technologies  to  continue  to  support   web-based
          Development Intelligence; and

     o    continually  support  the  rapidly  changing   standards,   tools  and
          technologies used in software development.

IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES WILL NOT GROW AND MAY DECLINE. We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant internal financial and personnel resources. As a result, rather than license SourceForge, our target customers may develop Development Intelligence applications internally, including ad hoc development of Development Intelligence applications based on open source code. A failure to successfully obtain revenues from larger corporate or enterprise-level customers will materially and adversely affect our operating results.

OUR PRODUCT HAS A LONG AND UNPREDICTABLE SALES CYCLE, WHICH MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS AND MAY CAUSE OUR OPERATING RESULTS TO VARY SIGNIFICANTLY. The period between initial contact with a prospective customer and the licensing of our software varies and can range from three to more than twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license SourceForge. Factors that may be considered by customers when evaluating SourceForge include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if SourceForge has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to the following:

     o Our ability to license our product may be impacted by changes in the strategic importance of software projects due to our customers' budgetary constraints or changes in customer personnel.

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

CONTRACTUAL ISSUES MAY ARISE DURING THE NEGOTIATION PROCESS THAT MAY DELAY THE ANTICIPATED CLOSURE OF THE TRANSACTION AND OUR ABILITY TO RECOGNIZE REVENUE AS ANTICIPATED. Because we focus on selling enterprise solutions, the process of contractual negotiation is critical and may be lengthy. Additionally, several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where we are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenues at the time of delivery.

In addition, slowdowns in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our customer training, professional services and customer support organizations. Our ability to maintain or increase service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL NOT GROW AND MAY DECLINE. We generate a significant amount of our software license revenues from existing customers. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our Development Intelligence application. Even if the customer successfully uses SourceForge, customers may not purchase additional licenses to expand the use of our product. Purchases of additional licenses by these customers will depend on their success in deploying SourceForge, their satisfaction with our product and support services and their use of competitive alternatives. A customer's decision to widely deploy SourceForge and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of SourceForge, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

IF WE FAIL TO MAINTAIN OUR STRATEGIC RELATIONSHIP WITH IBM, THE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR FINANCIAL PERFORMANCE MAY SUFFER. To date, the majority of our SourceForge revenue has come from our direct sales efforts. To offer products and services to a larger customer base, we entered into a commercial relationship with IBM. If we are unable to maintain our existing strategic relationship with IBM, our ability to increase our sales may be harmed. We would also lose anticipated customer introductions and co-marketing benefits. In addition, IBM could terminate its relationship with us, pursue other relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in maintaining or expanding our relationship with IBM, the relationship may not result in additional customers or revenues. We have begun exploring other possible relationships and marketing alliances to obtain customer leads, referrals and distribution opportunities. Even if we succeed in securing such additional strategic relationships, the relationships may not result in additional customers or revenues.

OUR RESEARCH AND DEVELOPMENT EFFORTS MAY BE COSTLY AND MAY NOT PRODUCE SUCCESSFUL NEW PRODUCTS AND PRODUCT UPGRADES. Our future success will depend upon our ability to enhance our current products and develop and introduce new products on a timely basis, particularly if new technology or new industry standards render any existing products obsolete. We believe that we will need to incur significant research and development expenditures to remain competitive, particularly because many of our competitors have substantially greater resources. The products that we are currently developing or may develop in the future may not be technologically successful or may not be accepted in our market. In addition, the length of our product development cycle may be greater than we expect. If the resulting products are not introduced in a timely manner, or do not compete effectively with products of our competitors, our business will be harmed.

DELAYS IN INTRODUCING UPGRADES TO OUR PRODUCTS MAY CAUSE US TO LOSE CUSTOMERS TO OUR COMPETITORS OR HARM OUR REPUTATION. We attempt to maintain a consistent release schedule for upgrades of existing products. Due to uncertainties inherent in software development, it is likely that these delays will materialize from time to time in the future. We could lose customers as a result of substantial delays in the shipment of product upgrades.

IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL NOT MEET THE NEEDS OF OUR CUSTOMERS AND REVENUE WILL NOT GROW AND MAY DECLINE. For our business to succeed, we must effectively market and provide customer support for SourceForge. If we do not develop our customer support organization to meet the needs or expectations of customers, we face an increased risk that customers will purchase software from other providers or forgo deployment of Development Intelligence applications entirely, which would materially and adversely affect our operating results.

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

OUR ONLINE CONTENT AND SERVICES MAY NOT ACHIEVE CONTINUED ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. Our future success depends upon our ability to deliver original and compelling content and services that attract and retain users. The successful development and production of content and services is subject to numerous uncertainties, including the ability to:

     o anticipate and successfully respond to rapidly changing consumer tastes and preferences;

     o    fund new program development; and

     o    attract and retain qualified editors, writers and technical personnel.


We cannot assure you that our online content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that any new content or services will be developed in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, we will be unable to generate sufficient revenue to grow our online business.

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

OUR QUARTERLY NET REVENUES AND RESULTS OF OPERATIONS MAY VARY SIGNIFICANTLY IN THE FUTURE DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL. The primary factors that may cause our quarterly net revenues and results of operations to fluctuate include the following:

     o    macroeconomic  factors  such  as the  general  condition  of the  U.S.
          economy;

     o    specific economic conditions relating to IT spending;

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

     o    long sales cycles;

     o    our ability to develop and retain a skilled software sales force;

     o introduction or enhancement of our products or our competitors' products;

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

     o the possibility that software development delays will result from our outsourcing of certain SourceForge research and development efforts to CSS, an independent contractor located primarily in India;

     o specific economic conditions relating to online advertising and sponsorship, and e-commerce;

     o the pricing of advertising on our network of Internet sites and our competitors' Internet sites;

     o    the amount of traffic on our network of Internet sites;

     o our ability to achieve, demonstrate and maintain attractive online user demographics;

     o    our  ability  to  develop  and  retain  a  skilled   advertising   and
          sponsorship sales force;

     o    the demand for advertising or sponsorships;

     o the addition or loss of specific advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers;

     o our ability to manage effectively our development of new business opportunities and markets;

     o    our ability to upgrade and develop our systems and infrastructure;

     o    our ability to keep our websites operational at a reasonable cost;

     o technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks;

     o consumer confidence in the safety and security of transactions on our e-commerce websites; and

     o disruption to our operations, employees, affiliates, customers and facilities caused by international or domestic terrorist attacks or armed conflict.

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that many enterprise customers negotiate software licenses near the end of each quarter. In part, this is because enterprise customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end-of-period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us.

Due to all of the foregoing factors, any significant shortfall in revenues in relation to planned expenditures could materially and adversely affect our operating results and financial condition. If our revenues and operating results fall below our expectations, the expectations of securities analysts or the expectations of investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on the results of our business in any past periods as an indication of our future financial performance.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $3.7 million for our fiscal second quarter ended January 25, 2003, and we had an accumulated deficit of $733.7 million as of January 25, 2003. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

DESPITE REDUCTIONS IN THE SIZE OF OUR WORKFORCE, OUR BUSINESS MAY FAIL TO GROW RAPIDLY ENOUGH TO OFFSET OUR ONGOING OPERATING EXPENSES. In February, June and August 2001, we substantially reduced our workforce such that as of July 28, 2001 we had 286 employees, down from 551 employees in January 2001. During fiscal 2002 and the first quarter of fiscal 2003, we further reduced our workforce such that as of January 25, 2003 we had 127 employees. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

Our potential competitors vary in size, scope of services offered and platforms supported. Many of our competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

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

Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive position and operating results.


ONLINE COMPETITION IS INTENSE. OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR REVENUE AND FINANCIAL RESULTS. The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We derive revenue from online advertising and sponsorships, for which we compete with various media including newspapers, radio, magazines and various Internet sites. We also derive revenue from e-commerce, for which we compete with other e-commerce companies as well as traditional, "brick and mortar" retailers. We may fail to compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

Risks Related To Intellectual Property

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES. We expect that our software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unwittingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against shipment of our software offerings. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

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

Other Risks Related To Our Business

WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR INTERNET SITES. We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our Internet sites, whether written by third parties or us. These types of claims have been brought against online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although federal legislation protects online services from some claims when third parties write the material, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. We receive notification from time to time of potential claims, but have not been named as a party to litigation involving such claims. While no formal complaints have been filed against us to date, our business could be seriously harmed if one were asserted.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL ON OUR E-COMMERCE WEBSITES. Some of the products we offer for sale on our e-commerce websites, such as consumer electronics, toys, computers and peripherals, toiletries, beverages and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

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

SALES OF OUR COMMON STOCK BY SIGNIFICANT STOCKHOLDERS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECREASE. Several of our stockholders own significant portions of our common stock. If these stockholders were to sell significant amounts of their holdings of our common stock, then the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their holdings of our common stock at once or within a short period of time.

OUR NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED PERSONS ACCESSING OUR SYSTEMS, WHICH COULD DISRUPT OUR OPERATIONS AND RESULT IN THE THEFT OF OUR PROPRIETARY INFORMATION. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security.

INCREASING REGULATION OF THE INTERNET OR IMPOSITION OF SALES AND OTHER TAXES ON PRODUCTS SOLD OR DISTRIBUTED OVER THE INTERNET COULD HARM OUR BUSINESS. The electronic commerce market on the Internet is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual's privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Any of these regulations could have an adverse effect on our future sales and revenue growth.

BUSINESS DISRUPTIONS COULD AFFECT OUR FUTURE OPERATING RESULTS. Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event, such as the recent terrorist attacks upon the United States. Our corporate headquarters, the majority of our research and development activities and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

SYSTEM DISRUPTIONS COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS. Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. Our Internet advertising revenues relate directly to the number of advertisements delivered to our users. System interruptions or delays that result in the unavailability of Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of our Internet channels to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. In the past twelve months, some of our sites have experienced a small number of brief service interruptions. We will continue to suffer future interruptions from time to time whether due to natural disasters, telecommunications failures, other system failures, rolling blackouts, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenues and financial condition.

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

     The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 25, 2003. This table does not include money market funds because those funds are not subject to market risk.


                                                 Maturing           Maturing within                 Maturing
(in thousands)                             within three months    three months to one year    Greater than one year
                                           -------------------    ------------------------    ---------------------

As of January 25, 2003
Cash equivalents                                  $5,200
    Weighted-average interest rate                 1.51%
Short-term investments                                                   $7,214
    Weighted-average interest rate                                        1.99%
Long-term investments                                                                              $26,215
    Weighted-average interest rate                                                                  2.76%

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

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures

     Based on an evaluation with the participation of management of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and our controls and procedures can only provide reasonable, not absolute, assurance that their designed objectives are met. In addition, like many companies, we have resource constraints and the benefits of controls must be considered relative to their costs. Because of these and other inherent limitations, there is no certainty that our controls and procedures will be able to satisfy all potential future considerations, regardless of how remote.

  Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by our principal executive officer and principal financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

Item 1.  Legal Proceedings

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its IPO were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. In October 2002, the court, pursuant to a stipulation, dismissed all claims against the Company's Former Officers without prejudice. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including the Company. The court's order did not dismiss any claims against the Company. As a result, discovery may now proceed.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on December 4, 2002 at our principal executive offices located at 47071 Bayside Parkway, Fremont, California, 94538. Of the 54,428,913 shares of common stock outstanding as of October 7, 2002 (the record date), 41,811,296 shares (76.82%) were present or represented by proxy at the meeting.


1. The table below presents the results of the election of three (3) Class III directors to our board of directors:

        Name                       For                 Against
        ----                       ---                 -------
      Ali Jenab                 41,489,297             321,999
Robert M. Neumeister, Jr.       41,054,581             756,715
   David B. Wright              41,379,550             431,746

2. The table below presents the results of voting regarding ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for our fiscal year ended July 26, 2003.

       For                      Against                Abstain
       ---                      -------                -------
    41,195,800                  587,188                 28,308

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

Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits

---------------- ------------------------------------------------------------------------------------------------------------
  Exhibit No.    Description
---------------- ------------------------------------------------------------------------------------------------------------
      99.1       Certification  Of Chief  Executive  Officer  Pursuant To 18 U.S.C. Section 1350, As Adopted  Pursuant To
                 Section 906 Of The Sarbanes-Oxley Act Of 2002.
---------------- ------------------------------------------------------------------------------------------------------------
      99.2       Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
                 Section 906 Of The Sarbanes-Oxley Act Of 2002.
---------------- ------------------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             VA SOFTWARE CORPORATION

                             By: /s/    ALI JENAB
                                 ---------------------------------------------
                                       Ali Jenab
                                       President and Chief Executive Officer


                             By: /s/    KATHLEEN R. MCELWEE
                                 ---------------------------------------------
                                      Kathleen R. McElwee
                                      Vice President and Chief Financial Officer


Date: March 10, 2003

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



Date: March 10, 2003                             /s/     ALI JENAB
                                                 -------------------------------

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



Date: March 10, 2003                       /s/     KATHLEEN R. MCELWEE
                                           -----------------------------------

                                                   Kathleen R. McElwee
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



      Exhibit
      Number


99.1     --  Certification  Of Chief  Executive  Officer  Pursuant  To 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2     --  Certification  Of Chief  Financial  Officer  Pursuant  To 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002