Form 10-Q
period 2003-04-26
VA SOFTWARE CORP
filed 2003-06-06
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 26, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title Of Class                 Outstanding At May 31, 2003
      Common Stock, $0.001 par value                  54,676,144



================================================================================

                                                           Table of Contents

 PART I.       FINANCIAL INFORMATION                                                                                        Page No.
 Item 1.       Financial Statements............................................................................................ 3
                   Condensed Consolidated Balance Sheets at April 26, 2003 and July 27, 2002................................... 3
                   Condensed  Consolidated  Statements of  Operations  for the three and nine months ended April 26, 2003 and April 27, 2002.......................................................................................... 4
                   Condensed  Consolidated  Statements  of Cash Flows for the nine months  ended April 26, 2003 and April
                   27, 2002.................................................................................................... 5
                   Notes to Condensed Consolidated Financial Statements........................................................ 6

 Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations...........................15
 Item 3        Quantitative and Qualitative Disclosures About Market Risk......................................................35
 Item 4        Controls and Procedures.........................................................................................35

                                                                                                                            Page No.
 PART II.      OTHER INFORMATION
 Item 1.       Legal Proceedings...............................................................................................36
 Item 5.       Other Information...............................................................................................36
 Item 6.       Exhibits and Reports on Form 8-K................................................................................36
 Signatures....................................................................................................................37
 Certifications................................................................................................................38

                                     PART I

                             VA SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                                                 April 26,     July 27,
                                                                                                    2003         2002
                                                                                                 --------      --------
                                                              ASSETS
            Current assets:
              Cash and cash equivalents .....................................................   $   7,919    $  35,148
              Short-term investments ........................................................       4,270        5,458
              Restricted cash, current ......................................................         450          450
              Accounts receivable, net ......................................................       1,275          764
              Inventories ...................................................................         358          300
              Prepaid expenses and other assets .............................................       1,221          877
                                                                                                ---------    ---------
                      Total current assets ..................................................      15,493       42,997
            Property and equipment, net .....................................................       4,765        7,223
            Goodwill and intangibles, net ...................................................         238        2,169
            Long-term investments ...........................................................      29,284       12,440
            Restricted cash, non current ....................................................         900          900
            Other assets ....................................................................       1,156        1,239
                                                                                                ---------    ---------
                      Total assets ..........................................................   $  51,836    $  66,968
                                                                                                =========    =========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
              Current portion of notes payable ..............................................   $    --      $      42
              Accounts payable ..............................................................       1,308        2,075
              Accrued restructuring liabilities, current portion ............................       4,277        3,397
              Accrued compensation ..........................................................       1,312        1,517
              Deferred revenue ..............................................................         817          774
              Accrued liabilities and other .................................................       2,960        4,200
                                                                                                ---------    ---------
                      Total current liabilities .............................................      10,674       12,005
            Accrued restructuring liabilities, net of current portion .......................      11,567       14,597
            Other long-term liabilities .....................................................       1,154          978
                                                                                                ---------    ---------
                      Total liabilities .....................................................      23,395       27,580
            Stockholders' equity:
              Common stock ..................................................................          55           54
              Additional paid-in capital ....................................................     765,598      765,418
              Deferred stock compensation ...................................................         (61)        (245)
              Accumulated other comprehensive income ........................................         189           86
              Accumulated deficit ...........................................................    (737,340)    (725,925)
                                                                                                ---------    ---------
                      Total stockholders' equity ............................................      28,441       39,388
                                                                                                ---------    ---------
                      Total liabilities and stockholders' equity ............................   $  51,836    $  66,968
                                                                                                =========    =========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts, unaudited)

                                                                                Three Months Ended       Nine Months Ended
                                                                               April 26,   April 27,   April 26,   April 27,
                                                                                 2003        2002        2003        2002
                                                                               --------    --------    --------    --------
        Net revenues:
          Software revenues ................................................   $    671    $    205    $  2,072    $    545
          Online revenues ..................................................      5,185       4,236      14,996      12,148
          Other revenues ...................................................        181         699         604       3,077
                                                                               --------    --------    --------    --------
             Net revenues ..................................................      6,037       5,140      17,672      15,770
        Cost of revenues:
          Software cost of revenues ........................................        450         561       1,513       1,825
          Online cost of revenues ..........................................      2,658       2,458       8,392       7,547
          Other cost of revenues ...........................................        (14)       (240)       (377)       (340)
                                                                               --------    --------    --------    --------
             Cost of revenues ..............................................      3,094       2,779       9,528       9,032
                                                                               --------    --------    --------    --------
             Gross margin ..................................................      2,943       2,361       8,144       6,738
                                                                               --------    --------    --------    --------
        Operating expenses:
          Sales and marketing ..............................................      2,614       2,961       7,260      10,453
          Research and development .........................................      1,987       1,349       5,987       6,192
          General and administrative .......................................      1,422       2,619       5,113       9,521
          Restructuring costs and other special charges ....................        101          35         (34)     44,991
          Amortization of deferred stock compensation ......................         37          89         116       1,633
          Amortization of intangible assets ................................        644       3,214       1,932       8,518
                                                                               --------    --------    --------    --------
                  Total operating expenses .................................      6,805      10,267      20,374      81,308
                                                                               --------    --------    --------    --------
        Loss from operations ...............................................     (3,862)     (7,906)    (12,230)    (74,570)
        Interest and other, net ............................................        252         177         815       2,304
                                                                               --------    --------    --------    --------
        Net loss ...........................................................   $ (3,610)   $ (7,729)   $(11,415)   $(72,266)
                                                                               ========    ========    ========    ========
        Other comprehensive gain:
             Unrealized gain (loss) on marketable securities and investments          7          (7)         95         104
             Foreign currency translation gain .............................          1           4           8       1,349
                                                                               --------    --------    --------    --------
        Comprehensive loss .................................................   $ (3,602)   $ (7,732)   $(11,312)   $(70,813)
                                                                               ========    ========    ========    ========
        Net loss ...........................................................   $ (3,610)   $ (7,729)   $(11,415)   $(72,266)
                                                                               ========    ========    ========    ========
        Basic and diluted net loss per share ...............................   $  (0.07)   $  (0.15)   $  (0.21)   $  (1.37)
                                                                               ========    ========    ========    ========
        Shares used in computing basic and diluted net loss per share ......     53,935      53,210      53,835      52,889
                                                                               ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                                           Nine Months Ended
                                                                                                         April 26,   April 27,
                                                                                                            2003        2002
                                                                                                          -------     -------
      Cash flows from operating activities:
        Net loss .....................................................................................   $(11,415)   $(72,266)
        Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization of intangibles ...............................................      4,511      11,914
          Provision for bad debts ....................................................................        (42)     (1,016)
          Provision for excess and obsolete inventory ................................................        (15)     (2,003)
          Loss on disposal of assets .................................................................          4       1,220
          Proportionate share of Japan losses in Japan investment ....................................         --       2,012
          Minority interest of Japan loss ............................................................         --        (496)
          Gain on sale of Japan investment ...........................................................         --     (12,872)
          Release of contingent shares in relation to OSDN acquisition ...............................         --       1,313
          Amortization of deferred stock compensation ................................................        116       1,633
          Non-cash compensation expense ..............................................................         --          72
          Non-cash restructuring expense .............................................................       (256)     36,230
          Changes in assets and liabilities:
            Accounts receivable ......................................................................       (502)     10,582
            Inventories ..............................................................................        (43)      2,107
            Prepaid expenses and other assets ........................................................         (4)      2,733
            Accounts payable .........................................................................       (767)    (12,053)
            Accrued restructuring liabilities ........................................................     (2,150)      7,480
            Accrued liabilities and other ............................................................     (1,370)     (5,506)
            Other long-term liabilities ..............................................................        176        (409)
                                                                                                          -------     -------
               Net cash used in operating activities .................................................    (11,757)    (29,325)
                                                                                                          -------     -------
      Cash flows from investing activities:
        Change in restricted cash ....................................................................         --         609
        Purchase of property and equipment ...........................................................       (125)       (205)
        Purchase of marketable securities ............................................................    (30,828)    (21,719)
        Sale of marketable securities ................................................................     15,171      28,338
        Cash proceeds on sale of Japan investment ....................................................         --       5,059
        Other, net ...................................................................................         95         103
                                                                                                          -------     -------
               Net cash provided by (used in) investing activities ...................................    (15,687)     12,185
                                                                                                          -------     -------
      Cash flows from financing activities:
        Payments on notes payable ....................................................................        (42)       (231)
        Proceeds from issuance of common stock, net ..................................................        249         310
                                                                                                          -------     -------
               Net cash provided by financing activities .............................................        207          79
                                                                                                          -------     -------

       Effect of exchange rate changes on cash and cash equivalents ..................................          8       1,349
                                                                                                          -------     -------
       Net decrease in cash and cash equivalents .....................................................    (27,229)    (15,712)
       Cash and cash equivalents, beginning of period ................................................     35,148      57,488
                                                                                                          -------     -------
       Cash and cash equivalents, end of period ......................................................   $  7,919    $ 41,776
                                                                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by VA Software Corp. ("VA," "VA Software" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and other comprehensive loss and cash flows for the interim periods presented. The financial statements and the accompanying notes, however, should be read in conjunction with VA's audited consolidated financial statements and the notes thereto included in VA's Annual Report on Form 10-K for the fiscal year ended July 27, 2002, filed with the SEC on October 18, 2002. The condensed consolidated balance sheet as of July 27, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three- and nine-month periods ended April 26, 2003 and April 27, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 31, 2003.

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

     Principles of Consolidation

     These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain, which was recorded as other income in the Company's consolidated statements of operations during the second quarter of fiscal 2002. On March 29, 2002, VA Linux Japan repurchased 10,000 shares of its outstanding stock from a third party other than the Company, thereby decreasing the number of shares outstanding and increasing the Company's investment to approximately 19%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence over it, VA Linux Japan has been accounted for under the cost method of accounting as of January 11, 2002. The minority interest included in the results of operations for VA Linux Japan has not been significant for any period presented and has been recorded in other income in the accompanying statements of operations. During the periods for which VA Linux Japan is included in the consolidated financial statements, its operations primarily related to the VA's former systems and services business.

     Revenue Recognition

     Software Revenues

     Software revenues are derived from the Company's SourceForge application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $0.7 million, or 11.1%, and $2.1 million, or 11.7%, of total revenues for the three- and nine-month periods ended April 26, 2003, respectively. Software revenues represent $0.2 million, or 4.0%, and $0.5 million, or 3.5%, of total revenues for the three- and nine-month periods ended April 27, 2002, respectively.

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

     For perpetual licenses, the Company uses the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value derived from published professional service rates. When an agreement includes professional services that are significant or essential to the functionality of the software, and the Company can reasonably estimate the cost to complete the contract, the Company uses the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon renewal rates, if stated, or separate sales of maintenance sold to customers. The unrecognized portion of amounts paid in advance for licenses, maintenance and professional services are recorded as deferred revenue.

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

     Online Revenues

     Online revenues include online advertising as well as e-commerce revenues. Online advertising revenues represent $2.7 million, or 44.7%, and $7.3 million, or 41.1%, of total revenues for the three- and nine-month periods ended April 26, 2003, respectively. Online advertising revenues represent $2.5 million, or 49.1%, and $6.8 million, or 43.1%, of total revenues for the three- and nine-month periods ended April 27, 2002, respectively. E-commerce revenues represent $2.5 million, or 41.2%, and $7.7 million, or 43.8%, of total revenues for the three- and nine-month periods ended April 26, 2003, respectively. E-commerce revenues represent $1.7 million, or 33.3%, and $5.3 million, or 33.9%, of total revenues for the three- and nine-month periods ended April 27, 2002, respectively.

     Online advertising revenues are derived from the sale of advertising space on our various websites. Online advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party websites. Revenues for the three and nine months ended April 26, 2003 included approximately $0.5 million and $1.5 million of barter revenue from banner advertising, respectively. Revenues for the three and nine months ended April 27, 2002 included approximately $0.5 million and $1.5 million of barter revenue from banner advertising, respectively

     E-commerce revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, product revenues are recognized when persuasive objective evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable and collectibility is reasonably assured. In general, the Company recognizes e-commerce revenue upon the shipment of goods. The Company does grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

     Other Revenues

     Other revenues are derived from the Company's former hardware, customer support, and hardware-related professional services businesses. Other revenues represent $0.2 million, or 3.0%, and $0.6 million, or 3.4%, of total revenues for the three and nine months ended April 26, 2003, respectively. Other revenues represent $0.7 million, or 13.6%, and $3.1 million, or 19.5%, of total revenues for the three and nine months ended April 27, 2002, respectively.

     The Company's revenue recognition policy related to its former hardware systems business follows SAB No. 101. Under SAB No. 101, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive objective evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, the Company recognized product revenue upon shipment of the goods. The Company does not grant customers any rights to return these products.

     The Company recognizes revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognizes revenues from professional service contracts upon completion of the project, or using the percentage of completion contract accounting method where project costs could be reasonably estimated. The Company records any payments received prior to revenue recognition as deferred revenue. For the three and nine months ended April 26, 2003 and April 27, 2002, revenues from customer support services and professional service contracts associated with our former hardware business were not material.

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

     Goodwill and Intangibles

     Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill. Pursuant to SFAS No. 142, the Company periodically tests goodwill for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. The Company has determined that it has only one Reporting Unit, specifically the application of its software products and related online products and services through its subsidiary, the Open Source Development Network, Inc. ("OSDN"). There was no carrying value associated with goodwill at April 26, 2003 and July 27, 2002 to be tested for impairment. As a result of the restructuring plan adopted by the Company in September 2001, $26.7 million of goodwill was written off related to the Company's previous acquisitions of NetAttach, Inc. ("NetAttach"), and Precision Insight, Inc. ("Precision Insight"). The charge is included in the caption "Restructuring costs and other special charges" in the accompanying statements of operations.

     Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three and nine months ended April 26, 2003 that would indicate a possible impairment in the carrying value of intangible assets at April 26, 2003. As a result of the restructuring plan adopted by the Company in September 2001, $3.9 million of intangible assets were written off related to the Company's previous acquisitions of NetAttach and Precision Insight. The charge is included in the caption "Restructuring costs and other special charges" in the accompanying statements of operations.

     The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                           As of April 26, 2003                           As of July 27, 2002
                             ----------------------------------------------   ----------------------------------------------
                             Gross Carrying   Accumulated      Net Carrying   Gross Carrying   Accumulated      Net Carrying
                                 Amount       Amortization        Amount         Amount       Amortization        Amount
                                -------         -------          -------         -------         -------          -------
Domain and trade names ......   $ 5,922         $(5,755)         $   167         $ 5,922         $(4,457)         $ 1,465
Purchased technology ........     2,534          (2,463)              71           2,534          (1,830)             704
                                -------         -------          -------         -------         -------          -------
      Total intangible assets     8,456          (8,218)             238           8,456          (6,287)           2,169


     The aggregate amortization expense of intangible assets, net of restructuring charges was $0.6 million and $3.2 million for the three-month periods ending April 26, 2003 and April 27, 2002, respectively. The aggregate amortization expense of intangible assets, net of restructuring charges was $1.9 million and $8.5 million for the nine-month periods ending April 26, 2003 and April 27, 2002, respectively. The estimated total amortization expense of acquired intangible assets is $2.1 million and $12,700 for the fiscal years ending July 31, 2003 and July 31, 2004, respectively.

     The changes in the carrying amount of goodwill are as follows (in thousands):


                                       As of           As of
                                     April 26,       July 27,
                                        2003           2002
                                     --------        --------
Balance at beginning of period       $     --        $  3,582
Amortization in the period                 --              --
Goodwill additions                         --              --
Write-off of goodwill                      --          (3,582)
                                     --------        --------
Balance at end of period             $     --        $     --
                                     ========        ========

     Inventories

     Inventories consist of finished goods and are stated at the lower of cost or market with cost being determined by the average cost method at April 26, 2003 and July 27, 2002. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures, it is possible that estimates of net realizable value could change.

     Accrued Liabilities and Other

     Accrued liabilities and other mainly consists of accruals related to legal reserves, deferred rent, and other unpaid expenses.

3.  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, the Company adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its SourceForge application software and media and e-commerce businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. The Company evaluates and updates, if applicable, these estimates quarterly. As of April 26, 2003, the Company had an accrual of approximately $15.4 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     The Company has recorded a net restructuring charge of $0.1 million for the three months ended April 26, 2003. This was related to $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease, net of $0.3 million credit adjustments to previously recorded restructuring reserves. As of April 26, 2003, the Company had an accrual of $0.4 million related to these charges. The Company has recorded a net restructuring credit of $34,000 for the nine months ended April 26, 2003 as a result of various insignificant adjustments to previously recorded restructuring charges.

     In addition to the above, the Company recorded a $14,000 and $0.4 million net credit included in cost of revenues in the consolidated statement of operations for the three and nine months ended April 26, 2003, respectively. The $14,000 for the three months ended April 26, 2003 consisted of adjustments to previously recorded restructuring reserves related to the systems warranty and excess facility reserves originally established during fiscal 2001. The $0.4 million for the nine months ended April 26, 2003 consisted of $23,000 associated with severance and other related costs attributable to the fiscal 2002 plan to align the Company's infrastructure with its operations, net of adjustments to previously recorded restructuring reserves of $0.4 million related to the systems warranty reserve and excess facility reserves originally established during fiscal 2001. As of April 26, 2003, no outstanding accruals remained related to these restructuring charges.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                               Total
                                                 Total Charged  Total Charged  Total Charged    Cash       Restructuring
                                                 To Operations  To Operations  To Operations  Receipts/    Liabilities at
                                                  Fiscal 2001    Fiscal 2002    Fiscal 2003   (Payments)   April 26, 2003
                                                  -----------    -----------    -----------   ----------   -------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ..................   $  2,159       $  (888)        $   78       $ (1,349)      $   --
  Facilities charges ..........................      6,584         9,401            218           (359)        15,844
  Employee severance and other related
    charges ...................................      3,498         1,997            (74)        (5,421)          --
                                                  --------       --------       -------       --------       --------
      Total cash provisions ...................     12,241        10,510            222       $ (7,129)      $ 15,844
                                                  --------       --------       -------       ========       ========
Non-cash Provisions:
  Write-off of goodwill and intangibles .......     59,723        30,632           --
  Write-off of other special  charges  relating
    to restructuring activities ...............      4,434         5,442           (256)
  Write-off of accelerated options from
    terminated employees ......................      1,352          --             --
    Acceleration of deferred stock
    compensation ..............................     35,728           352           --
                                                  --------       --------       -------
      Total non-cash provisions ...............    101,237        36,426           (256)
                                                  --------       --------       -------
      Total operating expense restructuring
        provisions ............................   $113,478       $46,936         $  (34)
                                                  ========       ========       =======

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                 Three Months Ended            Nine Months Ended
                                                                             ---------------------------- --------------------------
                                                                               April 26,     April 27,      April 26,      April 27,
                                                                                 2003          2002           2003           2002
                                                                                 ----          ----           ----           ----

          Net loss ......................................................     $ (3,610)     $ (7,729)       $(11,415)     $(72,266)
                                                                              ========      ========        ========      ========
          Basic and diluted:
            Weighted average shares of common stock outstanding .........       53,935        53,288          53,843        53,209
            Less: Weighted average shares subject to repurchase .........         --             (78)             (8)         (320)
                                                                              --------      --------         -------       -------
            Shares used in computing basic and diluted net loss per share       53,935        53,210          53,835        52,889
                                                                              ========      ========         =======       =======
            Basic and diluted net loss per share ........................     $  (0.07)     $  (0.15)       $  (0.21)     $  (1.37)
                                                                              ========      ========         =======       =======


     The  following   potential  common  shares  have  been  excluded  from  the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):


                                                                                 Three Months Ended            Nine Months Ended
                                                                             ---------------------------- --------------------------
                                                                               April 26,      April 27,     April 26,     April 27,
                                                                                 2003           2002          2003          2002
                                                                                 ----           ----          ----          ----
        Anti-dilutive securities:
             Options to purchase common stock..........................         12,148         13,530        12,148        13,530
             Common stock subject to repurchase........................              -             53             -            53
                                                                               -------        -------       -------       -------
                                                                                12,148         13,583        12,148        13,583
                                                                               ========      ========       =======       =======


5.  Stock-Based Compensation

     The Company accounts for its employee stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred stock-based compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

     Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three- and nine-month periods ended April 26, 2003 and April 27, 2002, the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):


                                                                             Three Months Ended          Nine Months Ended
                                                                           April 26,     April 27,     April 26,     April 27,
                                                                              2003          2002          2003         2002
                                                                              ----          ----          ----         ----
     Reported net loss: ..............................................     $ (3,610)     $ (7,729)     $(11,415)     $(72,266)
                                                                           ========      ========      ========      ========
     Add back employee stock-based compensation expense related to
          stock options included in reported net loss ................           37            89           116         1,633
     Less employee stock-based compensation expense determined under
          fair value based method for all employee stock option awards       (2,320)       (1,637)       (6,907)       (8,019)
                                                                           --------      --------      --------      --------
     Pro forma net loss ..............................................     $ (5,893)     $ (9,277)     $(18,206)     $(78,652)
                                                                           ========      ========      ========      ========

                                                                             Three Months Ended          Nine Months Ended
                                                                           April 26,     April 27,     April 26,     April 27,
                                                                              2003          2002          2003          2002
                                                                              ----          ----          ----          ----

                     Reported basic and diluted net loss per share         $  (0.07)     $  (0.15)     $  (0.21)     $  (1.37)
                                                                           ========      ========      ========      ========
                     Pro forma basic and diluted net loss per share        $  (0.11)     $  (0.17)     $  (0.34)     $  (1.49)
                                                                           ========      ========      ========      ========


     The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 using the following assumptions:


                                                                             Three Months Ended          Nine Months Ended
                                                                           April 26,       April 27,   April 26,     April 27,
                                                                              2003            2002        2003          2002
                                                                              ----            ----          ----          ----
        Risk free interest rate - Options                                       3.0%          4.3%          3.1%          3.7%
        Risk free interest rate - ESPP                                          1.0%          1.9%          1.1%          2.4%
        Average expected life - Options                                         4.7           4.0           4.7           4.0
        Average expected life - ESPP                                            0.5           0.5           0.5           0.5
        Dividend yield                                                          0.0%          0.0%          0.0%          0.0%
        Expected volatility - Options                                         107.4%        100.0%        107.4%        100.0%
        Expected volatility - ESPP                                             92.5%        100.0%         95.2%        100.0%

6.  Comprehensive Loss

     Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three- and nine-month periods ended April 26, 2003, total comprehensive loss was approximately $3.6 million and $11.3 million, respectively, compared to comprehensive loss of approximately $7.7 million and $70.8 million for the three- and nine-month periods ended April 27, 2002, respectively.

7.  Segment and Geographic Information

     The Company operates as one business segment, providing application software products and related online products and services through its subsidiary, the Open Source Development Network, Inc. ("OSDN"). For the three- and nine-month periods ended April 26, 2003, revenues from the Company's single business segment and other revenues from the Company's former hardware business were $6.0 million and $17.7 million, respectively. For the three- and nine-month periods ended April 27, 2002, revenues from the Company's single business segment and other revenues from the Company's former hardware business were $5.1 million and $15.8 million, respectively.

     The Company sells its products in the United States through its direct sales force and online e-commerce transactions. Revenues for the three- and nine-month periods ended April 26, 2003 and April 27, 2002 were primarily generated from sales to end users in the United States of America.

8.  Customer Concentration

     For the three-month periods ended April 26, 2003 and April 27, 2002, Intel, which represented 16.6% and 19.7% of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of the Company's net revenues. For the nine-month periods ended April 26, 2003 and April 27, 2002, Intel, which represented 17.0% and 19.2% of the Company's net revenues, respectively, was the only customer that accounted for more than 10% of the Company's net revenues.

9.  Litigation

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. In October 2002, the court, pursuant to a stipulation, dismissed all claims against the Company's Former Officers without prejudice. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of the defendants, including the Company. The court's order did not dismiss any claims against the Company. As a result, discovery may now proceed.

     On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. The complaint names as defendants over forty companies and their respective directors and officers, including VA Software and the Former Officers. The Liu plaintiff is not alleged to have bought or sold VA Software stock.

     The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

10.  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. These classifications had no effect on the prior year's stockholders' equity or results of operations.

11.  Recent Accounting Policies

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. The Company is required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring plans. If the Company continues to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on its results of operations. There were no significant restructuring charges recorded during the three- and nine-month periods ended April 26, 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure --an amendment of FASB Statement No. 123". This Statement amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire its stock. The Company adopted the interim disclosure provisions for its financial reports during the quarter ended April 26, 2003. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended July 31, 2003. As the adoption of this standard involves disclosures only, it has not had a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Generally, a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or entitled to receive a majority of the VIE's residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. The Company has adopted the disclosure provisions and will adopt the consolidation requirements as of August 1, 2003. The Company does not expect the adoption of the consolidation requirements of FIN No. 46 to have a significant impact on its consolidated financial statements.

12.  Guarantees and Indemnifications

     As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of April 26, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of April 26, 2003.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 26, 2003.

     The Company warrants that its hardware products related to its previous hardware business will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the products to the customer for the life of the product, typically 36 months. The remaining estimated fair value of these agreements related to the Company's previous hardware business is minimal at April 26, 2003. Accordingly, the Company has a liability of approximately $18,000 recorded for these agreements as of April 26, 2003.

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

Overview

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. We provide tools and intelligence to the information technology ("IT") professionals and software development communities through the sale of SourceForge Enterprise Edition ("SourceForge") and our network of media sites, The Open Source Development Network, Inc., ("OSDN").

     We develop, market and support SourceForge, which is proprietary software designed for corporate and public-sector IT and software engineering organizations. SourceForge provides Development Intelligence to our customers by combining software development tools with the ability to track, measure and report on software project activity in real-time. Development Intelligence allows organizations to access, analyze and share information on software development activity as it takes place. By aligning software development activity with business goals, Development Intelligence helps organizations improve operational efficiency and build better quality software. SourceForge is a relatively new product and additional development and enhancements are expected in the future.

     OSDN is our network of media and e-commerce Internet sites that serve the IT professionals and software development communities. As of May 30, 2003, OSDN reaches 10 million unique visitors and serves more than 180 million page views per month. OSDN web sites include SourceForge.net, the largest repository of open source code and applications available on the Internet and an excellent reference for potential SourceForge customers. As of May 30, 2003, SourceForge.net is the development home for more than 62,000 software projects and more than 630,000 registered users. In addition to the credibility SourceForge derives from the substantial and growing usage of OSDN's SourceForge.net, we market SourceForge through product advertising on the OSDN web sites.

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

     We have completed seven quarters of operations focused on building our application software business, and accordingly have a very short operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continues to be derived from OSDN and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

     The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included in this quarterly report on Form 10-Q.


                                                                               Three Months Ended         Nine Months Ended
                                                                             April 26,    April 27,    April 26,     April 27,
                                                                                2003         2002          2003         2002
                                                                                ----         ----          ----         ----
            Consolidated Statements of Operations Data:
              Software revenues............................................    11.1%          4.0%        11.7%          3.5%
              Online revenues..............................................    85.9          82.4         84.9          77.0
              Other revenues...............................................     3.0          13.6          3.4          19.5
                                                                              -----         -----        -----         -----
                 Net revenues..............................................   100.0%        100.0%       100.0%        100.0%
              Software cost of revenues....................................     7.5          10.9          8.5          11.6
              Online cost of revenues......................................    44.0          47.8         47.5          47.9
              Other cost of revenues.......................................    (0.2)         (4.6)        (2.1)         (2.2)
                                                                              -----         -----        -----         -----
                 Cost of revenues..........................................    51.3          54.1         53.9          57.3
                                                                              -----         -----        -----         -----
              Gross margin.................................................    48.7          45.9         46.1          42.7
                                                                              -----         -----        -----         -----
              Operating expenses:
                 Sales and marketing.......................................    43.3          57.6         41.1          66.3
                 Research and development..................................    32.9          26.2         33.9          39.3
                 General and administrative................................    23.6          51.0         28.9          60.4
                 Restructuring costs and other special charges.............     1.7           0.7         (0.2)        285.3
                 Amortization of deferred stock compensation...............     0.6           1.7          0.7          10.4
                 Amortization of goodwill and intangible assets............    10.7          62.5         10.9          54.0
                                                                              -----         -----        -----         -----
                   Total operating expenses................................   112.8         199.7        115.3         515.7
                                                                              -----         -----        -----         -----
              Loss from operations.........................................   (64.1)       (153.8)       (69.2)       (473.0)
              Interest and other income, net...............................     4.2           3.4          4.6          14.6
                                                                              -----         -----        -----         -----
              Net loss.....................................................   (59.9)%      (150.4)%      (64.6)%      (458.4)%
                                                                              =====         =====        =====         =====


Net Revenues

     Our net revenues increased to $6.0 million in the three-month period ended April 26, 2003, from $5.1 million for the three-month period ended April 27, 2002. The $0.9 million net increase in revenues was due primarily to increases in our software, online advertising, and e-commerce businesses, offset by a decrease in other revenues. Software revenues increased $0.5 million to $0.7 million in the three-month period ended April 26, 2003 from $0.2 million in the three-month period ended April 27, 2002. This increase was primarily due to an increase in our installed customer base, which grew from 31 to 41 during the three-month period ended April 26, 2003, compared to the installed customer base, which grew from 12 to 19 during the three-month period ended April 27, 2002. Online advertising revenues increased $0.2 million to $2.7 million in the three-month period ended April 26, 2003 from $2.5 million in the three-month period ended April 27, 2002, which included approximately $0.5 million of barter revenue arising from web advertising for both periods presented. This increase was primarily due to increased demand for online advertising during the three-month period ended April 26, 2003, compared to the three-month period ended April 27, 2002. E-commerce revenues increased $0.8 million to $2.5 million in the three-month period ended April 26, 2003 from $1.7 million in the three-month period ended April 27, 2002. The increase was primarily the result of increased traffic on the OSDN web sites resulting in an increase in our e-commerce customer base and revenues. Other revenues decreased $0.5 million to $0.2 million in the three-month period ended April 26, 2003 from $0.7 million in the three-month period ended April 27, 2002.

     Our net revenues increased to $17.7 million in the nine-month period ended April 26, 2003, from $15.8 million for the nine-month period ended April 27, 2002. The $1.9 million net increase in revenues was due primarily to an increase in our software, online advertising, and e-commerce revenues, offset by a decrease in other revenues. Software revenues increased $1.6 million to $2.1 million in the nine-month period ended April 26, 2003 from $0.5 million in the nine-month period ended April 27, 2002. This increase was primarily due to an increase in our installed customer base, which grew from 24 to 41 during the nine-month period ended April 26, 2003, compared to the installed customer base, which grew from 2 to 19 during the nine-month period ended April 27, 2002. Online advertising revenues increased $0.5 million to $7.3 million in the nine-month period ended April 26, 2003 from $6.8 million in the nine-month period ended April 27, 2002, which included approximately $1.5 million of barter revenue arising from web advertising for both periods presented. This increase was primarily due to increased demand for online advertising during the nine-month period ended April 26, 2003, compared to the nine-month period ended April 27, 2002. E-commerce revenues increased $2.4 million to $7.7 million in the nine-month period ended April 26, 2003 from $5.3 million in the nine-month period ended April 27, 2002. The increase was primarily the result of increased traffic on the OSDN web sites resulting in an increase in our e-commerce customer base and revenues. Other revenues decreased $2.5 million to $0.6 million in the nine-month period ended April 26, 2003 from $3.1 million in the nine-month period ended April 27, 2002.

     Revenues for the three- and nine-month periods ended April 26, 2003 and April 27, 2002 were generated primarily by sales to customers located in the United States.

     For the three-month periods ended April 26, 2003 and April 27, 2002, Intel, which represented 16.6% and 19.7% of our net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

     For the nine-month periods ended April 26, 2003 and April 27, 2002, Intel, which represented 17.0% and 19.2% of our net revenues, respectively, was the only customer that accounted for more than 10% of VA's net revenues.

     We expect that software revenues as a percentage of total revenues will continue to increase in the future. We expect that online revenues as a percentage of total revenues will continue to be a significant part of our revenues in the future. We expect that other revenues as a percentage of total revenues will continue to decline in the future.

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

     For perpetual licenses, we use the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on a fair value determination using published professional service rates. When an agreement includes professional services that are significant or essential to the functionality of the software and we can reasonably estimate the cost to complete the contract, we use the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon renewal rates, if stated, or separate sales of maintenance sold to customers. The unrecognized portion of amounts paid in advance for licenses, maintenance and professional services are recorded as deferred revenue.

     For term arrangements, we do not use the residual method to recognize revenues because we are currently unable to establish the fair value for the individual contract components such as software license, maintenance and support. As a result, we currently recognize the entire contract value ratably over the term of the contract, normally 12 months. In the event that the contract includes essential professional services, we defer revenue until the professional services have been fully delivered. At that time, we then recognize the revenue ratably over the remaining contract term.

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

     E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize e-commerce revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, product revenues are recognized when persuasive objective evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize e-commerce revenue upon the shipment of goods. We do grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

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

     We recognize revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. We recognize revenues from professional service contracts upon completion of the project, or use the percentage of completion contract accounting method where project costs can be reasonably estimated. We record any payments received prior to revenue recognition as deferred revenue.

  Cost of Revenues

     Cost of revenues increased to $3.1 million in the three-month period ended April 26, 2003 from $2.8 million for the three-month period ended April 27, 2002. Gross margin increased as a percentage of revenue to 48.7% in the three-month period ended April 26, 2003 from 45.9% in the three-month period ended April 27, 2002. The increase in cost of revenues was primarily the net result of increased e-commerce cost of revenues of $0.6 million due to higher revenue levels during the three-month period ended April 26, 2003, partially offset by a reduction in cost of sales in the software and online advertising businesses of $0.1 million and $0.4 million, respectively. In addition, there was a small increase in other cost of revenues of $0.2 million due to adjustments to prior period reserves. Headcount related to cost of revenues was 36 at April 26, 2003, compared to 37 at April 27, 2002. Gross margin, excluding the reversal of prior period inventory reserves, increased as a percentage of revenues to 48.5% in the three-month period ended April 26, 2003 from 41.3% in the three-month period ended April 27, 2002. The increase in gross margins excluding the reversal of prior period inventory reserves related to our prior hardware business was the result of improvements in the online advertising and software businesses, offset by a small decline in the e-commerce business as follows: Online advertising gross margins increased to 67.6% for the three-month period ended April 26, 2003, compared to 49.8% for the three-month period ended April 27, 2002; software gross margins increased to 32.9% for the three-month period ended April 26, 2003, compared to a negative 173.3% for the three-month period ended April 27, 2002; e-commerce gross margins decreased to 28.2% for the three-month period ended April 26, 2003, compared to 30.4% for the three-month period ended April 27, 2002. The increase in online advertising gross margins was primarily driven by the increase in revenues while reducing the costs associated with editorial content and online delivery. The increase in our software gross margins was primarily due to an increase in revenues as well as an effort to align our software cost of revenues infrastructure to support our current revenue levels.

     Cost of revenues increased to $9.5 million in the nine-month period ended April 26, 2003 from $9.0 million for the nine-month period ended April 27, 2002. Gross margin increased as a percentage of revenue to 46.1% in the nine-month period ended April 26, 2003 from 42.7% in the nine-month period ended April 27, 2002. The increase in cost of revenues was due to a net credit of $3.4 million primarily related to the reversal of inventory reserves included in the nine-month period ended April 27, 2002. This credit was primarily the result of a better than expected sell through of old and excess material as well as the ability to sell product at a price in excess of that originally estimated in the three-month period ended July 28, 2001. Cost of revenues for the nine-month period ended April 26, 2003 included a credit of $0.4 million as a result of adjustments to previous restructuring accruals. Net of these restructuring credits, cost of revenues decreased to $9.9 million in the nine-month period ended April 26, 2003 from $12.4 million in the nine-month period ended April 27, 2002. This decrease was primarily the result of exiting the systems business which accounted for $3.1 million of the decrease, a reduction in cost of sales in the SourceForge and online advertising businesses which accounted for a decrease of $1.1 million, offset by an increase in e-commerce cost of revenues of $1.7 million as a result of higher revenue levels. Headcount related to cost of revenues was 36 at April 26, 2003, compared to 37 at April 27, 2002. Gross margin, excluding the reversal of prior period inventory and restructuring reserves, increased as a percentage of revenues to 43.7% in the nine-month period ended April 26, 2003 from 21.3% in the nine-month period ended April 27, 2002. The increase in gross margins excluding the reversal of prior period inventory and restructuring reserves was the result of improvements in the online advertising and software businesses as follows: Online advertising gross margins increased to 60.4 % for the nine-month period ended April 26, 2003, compared to 46.4% for the nine-month period ended April 27, 2002; software gross margins increased to 27.0% for the nine-month period ended April 26, 2003, compared to a negative 234.9% for the nine-month period ended April 27, 2002. E-commerce gross margins remained consistent at approximately 28.0% for the nine-months periods ended April 26, 2003 and April 27, 2002. The increase in online advertising gross margins was primarily driven by the increase in revenues while reducing the costs associated with editorial content and online delivery. The increase in our software gross margins was primarily due to an increase in revenues as well as an effort to align our software cost of revenues infrastructure to support our current revenue levels. We expect cost of revenues to continue to increase as revenues increase, however, we expect overall gross margins to improve as a result of leveraging the fixed cost portion of the cost of revenues.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

     Sales and marketing expenses decreased to $2.6 million in the three-month period ended April 26, 2003 from $3.0 million in the three-month period ended April 27, 2002. The decrease was related to the decrease in overall sales and marketing related spending, including significant headcount reductions. Headcount in sales and marketing decreased to 29 at April 26, 2003 from 44 at April 27, 2002. Sales and marketing expenses as a percentage of net revenues decreased to 43.3% for the three-month period ended April 26, 2003 from 57.6% in the three-month period ended April 27, 2002. This decrease was primarily due to decreased spending levels as described above as well as increased revenue levels for the three-month period ended April 26, 2003 compared to the three-month period ended April 27, 2002.

     Sales and marketing expenses decreased to $7.3 million in the nine-month period ended April 26, 2003 from $10.5 million in the nine-month period ended April 27, 2002. The decrease was related to various factors, primarily the decrease in overall sales and marketing related spending, including significant headcount reductions which accounted for $2.4 million of the decrease, the reduction in our investment in VA Linux Japan which represented $0.7 million of the decrease and the exiting of our Linux software engineering and professional services businesses which represented $0.1 million of the decrease. Headcount in sales and marketing decreased to 29 at April 26, 2003 from 44 at April 27, 2002. Sales and marketing expenses as a percentage of net revenues decreased to 41.1% for the nine-month period ended April 26, 2003 from 66.3% in the nine-month period ended April 27, 2002. This decrease was primarily due to decreased spending levels as described above as well as increased revenue levels for the nine-month period ended April 26, 2003 compared to the nine-month period ended April 27, 2002. We believe our sales and marketing expenses will remain relatively consistent in the future. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

     Research and development expenses increased to $2.0 million in the three-month period ended April 26, 2003 from $1.3 million in the three-month period ended April 27, 2002. The increase in absolute dollars was due to an increase in the use of outside contractors related to increased research and development efforts related to our current business. Headcount in research and development decreased to 43 at April 26, 2003 from 59 at April 27, 2002. Research and development expenses as a percentage of net revenues increased to 32.9% for the three-month period ended April 26, 2003 from 26.2% for the three-month period ended April 27, 2002. This increase was primarily due to increased upfront SourceForge research and development efforts related to as of yet unreleased products for the three-month period ended April 26, 2003.

     Research  and  development  expenses  decreased  to  $6.0  million  in  the nine-month period ended April 26, 2003 from $6.2 million in the nine-month period ended April 27, 2002. The decrease in absolute dollars was primarily due to the exiting of our Linux software engineering and professional services businesses, which accounted for a $1.3 million reduction, the reduction in our investment in VA Linux Japan, which accounted for a $0.5 million reduction, offset by an increase in the use of outside contractors related to increased research and development efforts related to our current business of $1.6 million. Headcount in research and development decreased to 43 at April 26, 2003 from 59 at April 27, 2002. Research and development expenses as a percentage of net revenues decreased to 33.9% for the nine-month period ended April 26, 2003 from 39.3% for the nine-month period ended April 27, 2002. The decrease as a percentage of net revenues was primarily due to our slight decreased spending levels as described above as well as increased revenues during the nine-month period ended April 26, 2003 compared to the nine-month period ended April 27,
2002. We expect research and development expenses to remain relatively consistent in absolute dollars and decrease as a percentage of revenue in the future.

General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for finance and administrative personnel and professional fees for accounting and legal services.

     General and administrative expenses decreased to $1.4 million in the three-month period ended April 26, 2003 from $2.6 million for the three-month period ended April 27, 2002. The decrease in absolute dollars was due to our decision in the fourth quarter of fiscal 2002 to reduce our administrative and overhead costs to align with our ongoing business model. Headcount in general and administrative services decreased to 20 at April 26, 2003 from 37 at April 27, 2002. General and administrative expenses as a percentage of net revenues decreased to 23.6% for the three-month period ended April 26, 2003 from 51.0% for the three-month period ended April 27, 2002. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenues during the three-month period ended April 26, 2003 compared to the three-month period ended April 27, 2002.

     General and administrative expenses decreased to $5.1 million in the nine-month period ended April 26, 2003 from $9.5 million for the nine-month period ended April 27, 2002. General and administrative expenses for the nine-month period ended April 27, 2002 included the reversal of $0.9 million for the over-estimate for bad debt provisions booked during the reorganization of the business. Excluding these charges, the decrease in absolute dollars resulted primarily from a decrease in administrative personnel. Our decision in the fourth quarter of fiscal 2002 to reduce our administrative and overhead costs to align with our business model represented $4.8 million of the decrease and the reduction in our investment in VA Linux Japan represented $0.4 million of the decrease. Headcount in general and administrative services decreased to 20 at April 26, 2003 from 37 at April 27, 2002. General and administrative expenses as a percentage of net revenues decreased to 28.9% for the nine-month period ended April 26, 2003 from 60.4% for the nine-month period ended April 27, 2002. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels for the nine-month period ended April 26, 2003 compared to the nine-month period ended April 27, 2002. We expect general and administrative expenses to remain relatively consistent in absolute dollars and decrease as a percentage of revenue in the future.

Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our SourceForge application software and media and e-commerce businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of April 26, 2003, we had an accrual of approximately $15.4 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     We have recorded a net restructuring charge of $0.1 million for the three months ended April 26, 2003. This was related to $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease, net of $0.3 million credit adjustments to previously recorded restructuring reserves. As of April 26, 2003, we had an accrual of $0.4 million related to these charges. We have recorded a net restructuring credit of $34,000 for the nine months ended April 26, 2003 as a result of various insignificant adjustments to previously recorded restructuring charges.

     In addition to the above, we recorded a $14,000 and $0.4 million net credit included in cost of revenues in the consolidated statement of operations for the three and nine months ended April 26, 2003. The $14,000 for the three months ended April 26, 2003 consisted of adjustments to previously recorded restructuring reserves related to the systems warranty and excess facility reserves originally established during fiscal 2001. The $0.4 million for the nine months ended April 26, 2003 consisted of $23,000 associated with severance and other related costs attributable to the fiscal 2002 plan to align our infrastructure with our operations, net of adjustments to previously recorded restructuring reserves of $0.4 million related to the systems warranty reserve and excess facility reserves originally established during fiscal 2001. As of April 26, 2003, no outstanding accruals remained related to these restructuring charges.

     Below is a summary of the restructuring charges in operating expenses (in thousands):


                                                                                                        Total
                                                  Total Charged    Total Charged    Total Charged        Cash       Restructuring
                                                  To Operations    To Operations    To Operations     Receipts/    Liabilities at
                                                   Fiscal 2001      Fiscal 2002      Fiscal 2003      (Payments)   April 26, 2003
                                                   -----------      -----------      -----------      ----------   --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ..................     $  2,159        $   (888)        $     78         $ (1,349)        $   --
  Facilities charges ..........................        6,584           9,401              218             (359)          15,844
   Employee   severance   and   other   related
   charges ....................................        3,498           1,997              (74)          (5,421)            --
                                                      ------          ------           -------         -------          -------
      Total cash provisions ...................       12,241          10,510              222         $ (7,129)        $ 15,844
                                                      ------          ------           -------         =======          =======
Non-cash Provisions:
  Write-off of goodwill and intangibles .......       59,723          30,632             --
  Write-off of other special  charges  relating
   to restructuring activities ................        4,434           5,442             (256)
  Write-off of accelerated options from
    terminated employees ......................        1,352            --               --
   Acceleration of deferred stock
   compensation ...............................       35,728             352             --
                                                     -------          ------           -------
      Total non-cash provisions ...............      101,237          36,426             (256)
                                                     -------          ------           -------
      Total  operating  expense   restructuring
        provisions ............................     $113,478        $ 46,936         $    (34)
                                                     =======          ======           =======

Amortization of Deferred Stock Compensation

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $37,000 during the three-month period ended April 26, 2003, compared to $0.1 million during the three-month period ended April 27, 2002. No compensation expense was recorded during the three-month periods ended April 26, 2003 and April 27, 2002 in connection with our prior fiscal year acquisitions.

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $0.1 million during the nine months ended April 26, 2003, compared to $1.6 million during the nine months ended April 27, 2002. Included in the $1.6 million was $2.2 million of deferred compensation expense offset by a $1.1 million adjustment during the three months ended January 26, 2002 related to deferred compensation that will never vest for stock options of terminated employees. Also included in the $1.6 million was $0.5 million of compensation expense associated with our prior fiscal year acquisitions. In addition,  in  connection  with  restructuring,  we  recorded  $2.7  million  of compensation expense related to NetAttach and Precision Insight in the nine-month period ended April 27, 2002, which has been included in restructuring costs and other special charges in the statements of operations. No compensation expense was recorded during the nine-month period ended April 26, 2003 in connection with our prior fiscal year acquisitions.

     We expect amortization of deferred stock compensation, in absolute dollars, to decrease through fiscal year 2004 as a result of the accelerated basis of amortization. We do not expect any further compensation expense in connection with our prior acquisitions.

Amortization of Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of OSDN, we amortized $0.6 million and $1.9 million of intangibles during the three- and nine-month periods ended April

26, 2003, respectively. In connection with the acquisition of OSDN, we amortized $3.2 million of intangibles during the three-month period ended April 27, 2002. In connection with the acquisitions of NetAttach, OSDN, and Precision Insight, we amortized $8.5 million of intangibles for the nine-month periods ended April 27, 2002. In addition, in connection with the restructuring plan approved in September 2001, during the nine-month period ended April 27, 2002, we wrote-off an additional $30.6 million of goodwill and intangibles related to our NetAttach and Precision Insight acquisitions due to the exit of the hardware-related professional services and Linux software engineering businesses.

     We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No factors occurred during the three- and nine-month periods ended April 26, 2003 that would indicate a possible impairment in the carrying value of intangible assets at April 26, 2003.

Interest and Other Income, Net

     Interest and other income, net, includes income from our cash investments, net of other expenses. Net interest and other income increased to $0.3 million for the three-month period ended April 26, 2003 from $0.2 million for the three-month period ended April 27, 2002. The increase in income was due to a loss on the disposal of assets during the three-month period ended April 27, 2002 which represented $0.2 million of the increase, offset by a decrease due to a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year, which accounted for a decrease of $0.1 million.

     Net interest and other income decreased to $0.8 million for the nine-month period ended April 26, 2003 from $2.3 million for the nine-month period ended April 27, 2002. The decrease was primarily due to our decreased investment in VA Linux Japan, which accounted for $0.9 million of the decrease and a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year, which accounted for $0.5 million of the decrease. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

Income Taxes

     As of April 26, 2003, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

     As of April 26, 2003, our available capital resources totaled $41.5 million, comprised of marketable securities of $33.6 million and cash and cash equivalents of $7.9 million. As of July 27, 2002, our available capital resources totaled $53.0 million, comprised of $17.9 million in marketable securities and $35.1 million in cash and cash equivalents. During the nine-month period ended April 26, 2003, in an effort to maximize our rate of return, we invested a greater portion of our capital resources in short- and long-term marketable securities. The resulting $15.7 million increase in our marketable securities investments over the nine-month period ended April 26, 2003, accounts for 57.7% of the $27.2 million decline in our cash and cash equivalents to $7.9 million at April 26, 2003 from $35.1 million at July 27, 2002. The remaining decline of approximately $11.6 million was due to cash utilized in our operations of $11.8 million, offset by cash generated by our financing activities of $0.2 million.

     For the nine-month period ended April 26, 2003, we used $11.8 million in cash for operating activities, compared to $29.3 million for the nine-month period ended April 27, 2002. This represents a decrease of 59.9% and is primarily due to our reduction in expenses as a result of exiting the systems and services businesses and changing our focus to application software.

     For the nine-month period ended April 26, 2003, our operating loss of $7.1 million, net of non-cash charges, accounted for 60.2% of our operating cash utilization. Non-cash charges include depreciation and amortization of $4.5 million, provision for bad debts and provision for excess and obsolete inventory of a negative $0.1 million, loss on disposal of assets, amortization of deferred stock compensation of $0.1 million and non-cash restructuring charges of a negative $0.2 million. In total, these net non-cash items reduced the net loss of $11.4 million by $4.3 million. Other significant operating activities resulting in the utilization of cash were accounts receivable, accounts payable, accrued restructuring liabilities, and accrued liabilities and other. The growth in accounts receivable utilized $0.5 million in cash. Accounts receivable grew consistently with the $0.5 million growth in software and online advertising revenues during the three-month period ended April 26, 2003 compared to the three-month period ended July 27, 2002. The decline in accounts payable utilized $0.8 million in cash. The decrease in accounts payable was due to a decrease in expenses as well as more rapid payment under terms. Finally, $3.5 million was utilized in accrued liabilities primarily as a result of payments made on excess facilities of $1.8 million, $0.8 million in payments made to former employees related to severance agreements and $0.9 million in payments made for other accrued liabilities during the normal course of business. We expect that the above cash utilization trends will continue as we grow our business and pay off our remaining lease obligations related to excess facilities.

     For the nine-month period ended April 27, 2002 the utilization of cash was due to our operating loss of $34.3 million, net of non-cash charges, offset by cash generated from other operating activities of $5.0 million. Non-cash charges include depreciation and amortization of $11.9 million, provision for bad debts of a negative $1.0 million, provision for excess and obsolete inventory of a negative $2.0 million, loss on disposal of assets of $1.2 million, proportionate share of Japan losses in VA Linux Japan investment of $2.0 million, minority interest of VA Linux Japan loss of a negative $0.5 million, gain on sale of VA Linux Japan investment of a negative $12.8 million, release of contingent shares in relation to OSDN acquisition of $1.3 million, amortization of deferred stock compensation of $1.6 million, non cash compensation expense of $0.1 million and non-cash restructuring charges of $36.2 million. In total, these net non-cash items reduced the net loss of $72.3 million by $38.0 million. Other significant operating activities resulting in the utilization of cash were accounts payable, accrued liabilities and other long-term liabilities. The decline in accounts payable utilized $12.1 million in cash. The decrease in accounts payable was due to a decrease in expenses as a result of exiting the hardware business. The decline in accrued liabilities and other long-term liabilities utilized $5.9 million in cash primarily as a net result of payments made associated with accrued compensation of $1.9 million, payments made associated with accrued restructuring of $3.3 million and $1.9 million in payments made for other accrued liabilities during the normal course of business, offset by cash generated from deferred rent associated with a sublease termination of $1.2 million. Other significant operating activities resulting in the generation of cash were accounts receivable, inventories, prepaid expenses and other assets and accrued restructuring liabilities. The decrease in accounts receivable generated $10.6 million in cash, and reflects a lower level of revenues as the hardware business declined and we exited certain portions of that business. The decrease in inventory generated $2.1 million and was due to exiting the hardware business and selling inventory that was originally reserved for in restructuring. The decline in prepaid expenses and other assets generated $2.7 million of cash and was the result of selling a portion of our VA Linux Japan investment which represented $0.8 million of the decline. The remaining decline of $1.9 million was the result of cash received from various miscellaneous receivables during the nine-month period ended April 27, 2002. Finally, an increase in accrued restructuring liabilities generated $7.5 million in cash as a result of additional restructuring reserves established for $10.5 million, offset by payments made on previously established accruals of $3.0 million.

     For the nine-month period ended April 26, 2003, we used $15.7 million in cash for investing activities, compared to generating $12.2 million for the nine-month period ended April 27, 2002. This change is primarily due to our strategic decision to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return. During the nine-month period ended April 26, 2003, we utilized $15.6 million of cash and cash equivalents to purchase short- and long-term investments, compared to an increase of $6.6 million in cash and cash equivalents during the nine-month period ended April 27, 2002, which resulted from our liquidation of certain investments. In addition, during the nine-month period ended April 27, 2002 we sold a portion of our VA Linux Japan investment that generated $5.1 million. Further, we generated $0.6 million as a result of the release of restricted cash during the nine-month period ended April 27, 2002. We expect that cash utilization for investing activities will decline as we sell longer term investments to fund our operations and our restricted cash is released under terms of our corporate lease agreement.

     For the nine-month period ended April 26, 2003, we generated $0.2 million in cash from financing activities, compared to $0.1 million for the nine-month period ended April 27, 2002. This represents an increase in cash generation of 162.0% primarily as a result of decreasing payments on notes payable, offset by a slight decrease in cash generated from the issuance of common stock to our employees. During the nine-month period ended April 26, 2003, $42,000 in cash was utilized to make payments on our notes payable, compared to payments of $0.2 million during the nine-month period ended April 27, 2002. During the nine-month period ended April 26, 2003, $0.2 million in cash was generated from the issuance of common stock to our employees, compared to $0.3 million during the nine-month period ended April 27, 2002. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

     For the nine-month period ended April 26, 2003, exchange rate changes had an immaterial effect on cash and cash equivalents.

For the nine-month period ended April 27, 2002, exchange rate changes had a positive effect on cash and cash equivalents of $1.3 million. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of April 26, 2003 and July 27, 2002, we had outstanding letters of credit issued under a line of credit of approximately $1.4 million related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of each fiscal year through 2005 under our existing lease agreement.

     Future payments due under lease obligations as of April 26, 2003 are as follows:



                                                       Obligations
                                                          Under
                                                     Non-cancelable
                                                    Operating Leases
                                                    ----------------
                  2003................................ $  1,121
                  2004................................    4,672
                  2005................................    4,556
                  2006................................    3,632
                  2007................................    3,511
                  Thereafter..........................   10,521
                                                         ------
                                                       $ 28,013
                                                       ========


     Our liquidity and capital requirements depend on numerous factors, including market acceptance of our application software products, the resources we devote to developing, marketing, selling and supporting our application software products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2004 under our current business strategy, however, if we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2004. We expect to continue to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2004. See "Risks Related to our Financial Results" in the Risk Factors section of this Form 10-Q.

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

Recent Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. We are required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring plans. If we continue to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on our results of operations. There were no significant restructuring charges recorded during the three- and nine-month periods ended April 26, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee or indemnification. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material effect on these quarterly consolidated financial statements, however, management is continuing to evaluate the impact on future financial statements.

     As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer liability insurance designed to limit our exposure and to enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of April 26, 2003.

     We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, our business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of April 26, 2003.

     We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under its product or services warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 26, 2003.

     We warrant that our hardware products related to our previous hardware business will perform in all material respects in accordance with the our standard published specifications in effect at the time of delivery of the products to the customer for the life of the product, typically 36 months. The remaining estimated fair value of these agreements related to our previous hardware business is minimal at April 26, 2003. Accordingly, we have a liability of approximately $18,000 recorded for these agreements as of April 26, 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This Statement amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation,", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire its stock. We adopted the interim disclosure provisions for our financial reports during the quarter ended April 26, 2003. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements. We will adopt the annual disclosure provisions of SFAS No. 148 in our financial reports for the fiscal year ended July 31, 2003. As the adoption of this standard involves disclosures only, it has not had a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Generally, a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or entitled to receive a majority of the VIE's residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. We have adopted the disclosure provisions and will adopt the consolidation requirements as of August 1, 2003. We do not expect the adoption of the consolidation requirements of FIN No. 46 to have a significant impact on its consolidated financial statements.

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

TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

Risks Related To Our Business

BECAUSE THE MARKET FOR DEVELOPMENT INTELLIGENCE APPLICATION SOFTWARE IS NEW AND RAPIDLY EVOLVING, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL LICENSE SOURCEFORGE IN SUFFICIENT QUANTITIES FOR US TO ACHIEVE PROFITABILITY. Our future growth and financial performance will depend on market acceptance of SourceForge. The number of customers using SourceForge is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of SourceForge. Various factors could inhibit the growth of the market and market acceptance of SourceForge. In particular, potential customers may be unwilling to make the significant capital investment needed to license SourceForge. Many of our customers have licensed only limited quantities of SourceForge, and these or new customers may decide not to broadly implement our software by licensing additional copies from us. We cannot be certain that a viable market for SourceForge will emerge, or if it does emerge, that it will be sustainable. If a sustainable viable market for SourceForge fails to emerge, this would have a significant, adverse effect upon our business and operating results.

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

OUR PRODUCT HAS A LONG AND UNPREDICTABLE SALES CYCLE, WHICH MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS AND MAY CAUSE OUR OPERATING RESULTS TO VARY SIGNIFICANTLY. The period between initial contact with a prospective customer and the licensing of our software varies and can range from three to more than twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license SourceForge. Factors that may be considered by customers when evaluating SourceForge include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if SourceForge has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to the following:

     o our ability to license our product may be impacted by changes in the strategic importance of software projects due to our customers' budgetary constraints or changes in customer personnel;

     o a customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period; and

     o the number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer-purchasing decisions.

CONTRACTUAL ISSUES MAY ARISE DURING THE NEGOTIATION PROCESS THAT MAY DELAY THE ANTICIPATED CLOSURE OF A TRANSACTION AND OUR ABILITY TO RECOGNIZE REVENUE AS ANTICIPATED. Because we focus on selling enterprise solutions, the process of contractual negotiation is critical and may be lengthy. Additionally, several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where we are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenues at the time of delivery.

In addition, slowdowns in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our customer training, professional services and customer support organizations. Our ability to maintain or increase service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL NOT GROW AND MAY DECLINE. We generate a significant amount of our software license revenues from existing customers. Most of our current customers initially purchased a limited number of licenses as they implemented and adopted our Development Intelligence application. Even if customers successfully use SourceForge, such customers may not purchase additional licenses to expand the use of our product. Purchases of additional licenses by these customers will depend on their success in deploying SourceForge, their satisfaction with our product and support services and their use of competitive alternatives. A customer's decision to widely deploy SourceForge and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of SourceForge, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

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

DELAYS IN INTRODUCING UPGRADES TO OUR PRODUCTS MAY CAUSE US TO LOSE CUSTOMERS TO OUR COMPETITORS OR HARM OUR REPUTATION. We attempt to maintain a consistent release schedule for upgrades of existing products. Due to uncertainties inherent in software development, it is likely that delays will materialize from time to time in the future. We could lose customers as a result of substantial delays in the shipment of product upgrades.

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

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF SOURCEFORGE. We have a brief operating history as a provider of our SourceForge commercial Development Intelligence application. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we announced our plan to exit our hardware business. In the first quarter of our fiscal year 2002, we made the strategic decision to exit, and exited, the hardware-related software engineering and professional services fields to focus on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

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

     o our ability to develop, introduce and market new versions of our software and product enhancements that meet customer requirements in a timely manner;

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

     o the possibility that software development delays will result from our outsourcing of certain SourceForge research and development efforts to Cybernet Software Systems, Inc., an independent contractor located primarily in India;

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $3.6 million for our fiscal third quarter ended April 26, 2003, and we had an accumulated deficit of $737.3 million as of April 26, 2003. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

DESPITE REDUCTIONS IN THE SIZE OF OUR WORKFORCE, OUR BUSINESS MAY FAIL TO GROW RAPIDLY ENOUGH TO OFFSET OUR ONGOING OPERATING EXPENSES. During fiscal year 2001, we substantially reduced our workforce such that as of July 28, 2001 we had 286 employees, down from 551 employees in January 2001. During fiscal years 2002 and 2003, we further reduced our workforce such that as of April 26, 2003 we had 128 employees. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

Many of our potential competitors have significantly more resources, more experience, longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

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

     The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of April 26, 2003. This table does not include money market funds because those funds are not subject to market risk.


                                                 Maturing         Maturing within three         Maturing
(in thousands)                             within three months     months to one year    Greater than one year
--------------                             -------------------    --------------------   ---------------------
As of April 26, 2003
Cash equivalents                                 $4,388
    Weighted-average interest rate                1.23%
Short-term investments                                                  $4,270
    Weighted-average interest rate                                       1.45%
Long-term investments                                                                           $29,284
    Weighted-average interest rate                                                               2.66%


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

     On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. The complaint names as defendants over forty companies and their respective directors and officers, including VA Software and the Former Officers. The Liu plaintiff is not alleged to have bought or sold VA Software stock. The Company anticipates that this new case will be transferred to the United States District Court for the Southern District of New York and coordinated with the existing IPO-related litigation, discussed above.

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

Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits

Exhibit No.   Description
-----------   -----------

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

                            VA SOFTWARE CORPORATION

                            By:  /s/  ALI JENAB
                                 -----------------------------------------------
                                      Ali Jenab
                                      President and Chief Executive Officer


                            By:  /s/  KATHLEEN R. MCELWEE
                                 -----------------------------------------------
                                      Kathleen R. McElwee
                                      Vice President and Chief Financial Officer


Date: June 6, 2003

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

Date: June 6, 2003                                   /s/ ALI JENAB
                                                         -----------------------
                                                         Ali Jenab
                                                         Chief Executive Officer

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

Date: June 6, 2003                                   /s/ KATHLEEN R. MCELWEE
                                                        ------------------------
                                                         Kathleen R. McElwee
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number

99.1 -- Certification Of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 -- Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002