Form 10-K
period 2003-07-31
VA SOFTWARE CORP
filed 2003-10-14
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended July 31, 2003

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

    As of September 30, 2003, there were 57,047,288 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2003 (based on the closing price for the Common Stock on the NASDAQ National Market for such date) was approximately $213,418,950. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement") to be held on December 3, 2003, and to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended July 31, 2003, are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                Table of Contents

                                                               PART I

 Item 1      Business
                  Overview....................................................................................................   3
                  Sales and  Marketing........................................................................................   4
                  Research and Development....................................................................................   5
                  Competition.................................................................................................   5
                  Significant Customers.......................................................................................   6
                  Seasonality.................................................................................................   6
                  Intellectual Property Rights................................................................................   6
                  Employees...................................................................................................   6
                  Segments....................................................................................................   6
                  Investor Information........................................................................................   7
 Item 2      Properties.......................................................................................................   7
 Item 3      Legal Proceedings................................................................................................   7
 Item 4      Submission of Matters to a Vote of Security Holders..............................................................   8

                                                               PART II

 Item 5      Market for the Registrant's Common Stock and Related Stockholder Matters                                            8
 Item 6      Selected Consolidated Financial Data............................................................................   10
 Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   11
 Item 7A     Quantitative and Qualitative Disclosures About Market Risk......................................................   33
 Item 8      Financial Statements and Supplementary Data.....................................................................   34
 Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................   58
 Item 9A     Controls and Procedures.........................................................................................   58

                                                               PART III

 Item 10     Directors and Executive Officers of the Registrant                                                                 58
 Item 11     Executive Compensation..........................................................................................   58
 Item 12     Security Ownership of Certain Beneficial Owners and Management..................................................   58
 Item 13     Certain Relationships and Related Transactions..................................................................   59
 Item 14     Principal Accounting Fees and Services. ........................................................................   59
                                                               PART IV

 Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................   60
              Signatures.....................................................................................................   60

                                     PART I
Item 1.  Business

Special Note Regarding Forward-Looking Statements

    This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as "intend," "expect," "believe," "in our view," and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring, reductions in force and new business model on our operating expenses and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-K entitled
"Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Overview

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. We develop, market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate the Open Source Development Network, Inc. ("OSDN"), a network of Internet Web sites.

     SourceForge is proprietary software designed for corporate and public-sector information technology ("IT") professionals and software engineering organizations. SourceForge is a Web-based application that enables IT and software engineering organizations to manage application development more effectively. SourceForge combines software development and collaboration tools with the ability to track, measure, and report on software project activity in real-time. With SourceForge, developers and project managers gain access to the information they need to reduce risk and become more productive. SourceForge is a relatively new product and additional development and enhancements are expected in the future.

    OSDN is a network of media and e-commerce Internet sites serving the IT professionals and software development communities. As of September 30, 2003, OSDN reaches 10 million unique visitors and serves more than 180 million page views per month. Our OSDN Web sites include:

    o SourceForge.net, our flagship Web site and software development center. As of September 30, 2003, SourceForge.net was the development home for more than 68,000 software development projects and had more than 707,000 registered users.

    o Slashdot.org, our leading discussion site for technically-inclined individuals. Slashdot is dedicated to providing the IT and software development communities with cutting-edge technology, science and culture news and interactive commentary.

    o ThinkGeek.com, our e-commerce site, which provides online sales of a variety of retail products of interest to the software development and IT communities.

    o Linux.com, our comprehensive Web site for Linux and open source news and information. Linux.com caters to business and IT managers looking for migration strategies to Linux.

    o freshmeat.net, one of the Internet's most comprehensive indices of downloadable Linux, Unix and cross-platform software.

    o NewsForge.com, the online newspaper of record for Linux and open source software.

    o Animation Factory.com, a source for three-dimensional art, animations and presentations. Animation Factory offers a dynamic collection of easy to use animations that work in email, Web pages and presentations.

SourceForge

    Software application development organizations are increasingly under pressure to manage software development more efficiently and effectively -- controlling costs and risks while improving software quality and process. We believe that SourceForge will help our target IT and software engineering customers efficiently address challenges associated with software process improvement; quality standards certification; and software development outsourcing in various sectors such as financial services, defense and aerospace, technology, manufacturing and government. By aligning software development with business goals, SourceForge helps organizations improve operational efficiency and build better quality software.

    SourceForge is a comprehensive solution: a single application integrating software development, collaboration and management tools. It provides organizations with a central repository for all software development activity and information. SourceForge supports software development process improvement initiatives by capturing and archiving software development code, documentation and communication in a central location. SourceForge helps companies outsource software development more effectively by providing a standard set of development tools for in-house and third-party development teams, a central repository, and a secure environment for managing and safeguarding intellectual property.

    SourceForge  is designed  to  integrate  with,  and  enhance,  best-of-breed
development   tools  from  other   vendors,   and  extend  them  with   enhanced
functionality.

       SourceForge helps companies build better quality software by providing managers and developers with improved visibility into software development activity, enabling better resource and requirements management, as well as better defect tracking. SourceForge helps companies manage the costs and risks associated with software development by enabling managers to gain insight into project status and to resolve critical problems earlier in the development cycle. Organizations with distributed teams and offshore development centers can achieve improved productivity, communication, coordination, collaboration, project clarity and insight. We therefore believe that adoption of SourceForge can significantly improve our customers' operational efficiency.

OSDN

    We believe that OSDN is the most dynamic community-driven media network on the Web. The cornerstone of the open source software development community, OSDN attracts every level of IT decision-maker and buyer, from chief technology officers (CTOs) to project managers. Technologists, developers and system administrators turn to OSDN sites to create, debate, and make or break IT news. OSDN is supported by sponsors and advertisers who want to reach the unique demographic of IT professionals and developers that visit the Web sites monthly. In addition, OSDN runs e-commerce sites to allow its visitors to buy a variety of retail goods of interest to the software development and IT communities.


Sales and  Marketing

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


  OSDN

    We primarily market and sell our Internet advertisements via OSDN's direct sales organization and its Web sites. We primarily market and sell our e-commerce products online via OSDN's Web sites. In addition, we have entered into co-marketing agreements with certain third parties with respect to marketing OSDN Web sites.

Research and Development

  SourceForge

    We believe that the success of SourceForge will depend partly on our ability to enhance our product to meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. Therefore, we have devoted the majority of our research and development budget to the goal of improving SourceForge. We intend to extend and strengthen our software by enhancing existing features, adding additional features and offering higher levels of integration with popular software development tools. Although we primarily develop SourceForge technology internally, we may, based on timing and cost considerations, acquire technologies or products from third parties.

    In addition to our internal SourceForge software engineering efforts, we also utilize an independent contractor, Cybernet Software Solutions, Inc. ("CSS"), for certain aspects of our SourceForge product development. CSS utilizes software-engineering resources in India and the United States to perform software development projects and consulting services for us on a contractual time and material basis. We coordinate our internal software engineering with ongoing development at CSS using SourceForge.


  OSDN

    We believe that the success of OSDN will depend partly on our ability to enhance our Web sites and underlying technology to meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. We intend to extend and strengthen the software underlying our online sites by enhancing existing features and adding additional features. These include adding the ability to deliver new ad types as they are developed, as well as enhancing our ability to track ads as they run. We continue to invest in improving the E-commerce customer service, order processing, shipping and tracking systems. We also continually develop new animations to meet the needs of Animation Factory's markets.

Competition

  SourceForge

    We believe SourceForge gives us an opportunity to operate in the collaborative software development market without an entrenched competitor. However, we face competition from software development tools and processes developed internally by customers, including ad hoc integrations of commercial software development tools and applications as well as open source software. There are also many entrenched competitors in closely related markets who compete for customer budget allocations. Such competition could arise from, among others, Collab.Net, Inc., IBM Corporation, Merant plc, Microsoft Corporation, Oracle Corporation, Borland Software Corporation, as well as numerous other public and privately held software application development and tools suppliers. Additionally, recent and future business combinations among companies in the software industry will permit the resulting consolidated companies to offer more extensive suites of software products and broader arrays of software solutions, some of which may compete directly with SourceForge. Changes resulting from current and future software industry consolidation may negatively impact our competitive position and operating results.

    Many of these potential competitors are likely to have substantial competitive advantages including greater resources that can be devoted to the development, promotion and sale of their products; more established sales forces and channels; greater software development experience; and greater name recognition.

  OSDN

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

    Similar to our potential competitors in our software business, many of our competitors in our online business have substantial competitive advantages including greater resources that can be devoted to the development, promotion and sale of their online products and services; more established sales forces and channels; greater software and Web site development experience; and greater name recognition.

    To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and grow our sales and professional services organizations. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues.

Significant Customers

    For the fiscal year ended July 31, 2003, one customer, Intel Corporation, accounted for approximately 17% of net revenues. For the fiscal year ended July 27, 2002, one customer, Intel Corporation, accounted for approximately 20% of net revenues. We do not anticipate that any customer will represent more than 10% of net revenues during the fiscal year ended July 31, 2004.

Seasonality

    With the exception of our ThinkGeek e-commerce business, our revenues have not been significantly impacted by seasonality. Our ThinkGeek e-commerce business, however, is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season.

    In the past several years, a substantial portion of our ThinkGeek e-commerce revenues occurred in our second fiscal quarter, which in fiscal year 2004 will begin on November 1, 2003, and end on January 31, 2004. As is typical in the retail industry, we generally experience lower e-commerce revenues during the other quarters. Therefore, our e-commerce revenue in a particular quarter is not necessarily indicative of future e-commerce revenue for a subsequent quarter or our full fiscal year.

Intellectual Property Rights

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

    SourceForge, Slashdot, ThinkGeek, Freshmeat, OSDN, VA Software and the VA logo are some of our trademarks and/or registered trademarks that we use in the United States and in other countries.

    Because the software industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Employees

    We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relations with our employees are good. As of July 31, 2003, our employee base totaled 115, including 37 in operations, 27 in sales and marketing, 34 in research and development and 17 in finance and administration.

Segment and Geographic Information

    Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. During fiscal 2001, the Company had two reportable business segments for revenue: systems and services and OSDN. The Company allocated its resources and evaluated performance of its separate segments based on revenue. As a result of the Company's decision to exit the systems business in the fourth quarter of fiscal 2001 and focus on its software application business, during fiscal 2002 the Company operated as one business segment, providing application software products and related

OSDN products and services. During the fourth quarter of fiscal 2003, two separate businesses emerged and as of July 31, 2003, we operate as two reportable business segments: software and online. Due to the significant amount of shared operating resources that are utilized by both of the business segments, the Company only reports segment information for revenues and cost of sales. See Note 11 to the Consolidated Financial Statements.

    The Company markets its products in the United States through its direct sales force. Revenues for each of the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001 were primarily generated from sales to end users in the United States.


Investor Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

    You can access other information at our Investor Relations web site. The address is www.vasoftware.com. We make available, free of charge, copies of our annual report on Form 10-K as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made the Form 10-K reports available on our web site since November 2002.

Item 2.  Properties

    Our headquarters is located in Fremont, California. At July 31, 2003, VA Software's facilities in the United States represented leased aggregate floor space of 266,630 square feet. Of this amount at July 31, 2003, 145,457 square feet was vacant and 64,299 square feet was being leased to non-VA Software businesses. VA Software has no facilities outside of the United States. For additional information regarding obligations under leases, see Note 5 to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

      The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. In October 2002, the court, pursuant to a stipulation, dismissed all claims against the Company's Former Officers without prejudice. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of the defendants, including the Company. The court's order did not dismiss any claims against the Company. As a result, discovery may now proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including VA Software. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

    On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. The Liu plaintiff was not alleged to have bought or sold VA Software stock. The Company was not served with the Liu complaint. The Complaint related generally to the ongoing IPO-related litigation currently pending in the United States District Court for the Southern District of New York, described above. On June 19, 2003, the Liu plaintiff filed an amended complaint that dropped the VA Software defendants from the litigation.

    The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of VA Software's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    Our common stock is traded in the NASDAQ National Market System under the symbol LNUX. As of October 6, 2003, there were 944 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

                                                             High         Low
                                                             ----         ---
          Fiscal Year Ended July 31, 2003:
          Fourth Quarter.............................     $    2.49   $    0.88
          Third Quarter..............................     $    1.09   $    0.84
          Second Quarter.............................     $    1.36   $    0.85
          First Quarter..............................     $    1.54   $    0.63
          Fiscal Year Ended July 27, 2002:
          Fourth Quarter.............................     $    1.37   $    0.61
          Third Quarter..............................     $    2.42   $    1.20
          Second Quarter.............................     $    3.23   $    1.22
          First Quarter..............................     $    2.26   $    0.78

    The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

Equity Compensation Plans

        The following table summarizes our equity compensation plans as of July 31, 2003, all of which have been approved by our stockholders:

                                             A                         B                                   C
        Plan Category (1)         Number of securities to      Weighted average      Number of securities remaining available for
                                  be issued upon exercise      exercise price of     future issuance under equity compensation plan
                                  of outstanding options       outstanding options   (excluding securities reflected in column A)
    Equity compensation plan
    approved by stockholders           9,318,632 (2)                 $3.19                       15,081,997 (3) - (6)


(1) The table does not include information for equity compensation plans assumed by the Company in acquisitions. As of July 31, 2003, a total of 113,880 shares of the Company's common stock remain issuable and outstanding upon exercise of options granted under plans assumed by the Company in its acquisition of OSDN. The weighted average exercise price of all outstanding options granted under these plans at July 31, 2003 is $37.78. The Company does not grant additional awards under these assumed plans.
(2) Includes 8,818,632 options outstanding under the Company's 1998 Stock Plan and 500,000 options outstanding under the Company's 1999 Director's Plan.
(3) Includes 2,225,391 shares of common stock reserved for issuance under the Company's 1999 Employee Stock Purchase Plan.

(4) Subject to the terms of the 1998 Stock Plan, an annual increase is to be added on the first day of the Company's fiscal year equal to the lesser of: 4,000,000 shares, or 4.9% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.
(5) Subject to the terms of the 1999 Directors Plan, an annual increase is to be added on the first day of the Company's fiscal year equal to the lesser of: 250,000 shares, 0.5% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.
(6) Subject to the terms of the 1999 Employee Stock Purchase Plan, an annual increase is to be added on the first day of the Company's fiscal year equal to the lesser of: 500,000 shares, 1% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.

Item 6.  Selected Consolidated Financial Data

    You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001 and the balance sheet data as of July 31, 2003 and July 27, 2002 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 28, 2000 and July 31, 1999 and the balance sheet data as of July 28, 2001, July 28, 2000 and July 31, 1999 are derived from audited financial statements not appearing in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

                          Summary Financial Information
                      (In thousands, except per share data)

                                                                                             For the years ended
                                                                  ------------------------------------------------------------------
                                                                    July 31,      July 27,      July 28,      July 28,      July 31,
                                                                      2003         2002           2001          2000         1999
                                                                  ------------  ------------  -----------    ----------   ----------
 Selected Consolidated Statements of Operations Data:
   Net revenues.................................................. $     24,228  $     20,385  $   134,890    $  120,296   $  17,710
   Cost of revenues..............................................       12,780         9,661      154,103        98,181      17,766
                                                                  ------------  ------------  -----------    ----------   ---------
   Gross margin..................................................       11,448        10,724      (19,213)       22,115         (56)
   Loss from operations..........................................      (14,643)      (93,248)    (531,798)      (95,387)    (14,531)
   Net loss......................................................      (13,798)      (91,038)    (525,268)      (89,758)    (14,512)
                                                                  ============  ============= ===========    ==========   =========
   Dividend related to convertible preferred stock...............           --            --           --        (4,900)         --
                                                                  ------------  ------------  -----------    ----------   ---------
   Net loss attributable to common stockholders.................. $    (13,798) $    (91,038) $  (525,268)   $  (94,658)  $ (14,512)
                                                                  ============  ============= ===========    ==========   =========

   Basic and diluted net loss per share.......................... $      (0.25) $      (1.72) $    (10.78)   $    (3.52)  $   (2.62)
                                                                  ============  ============  ===========    ==========   =========
   Shares used in computing basic and diluted net loss per share.       54,110        53,064       48,741        26,863       5,530
                                                                  ============  ============  ===========    ==========   =========

 Selected Balance Sheet data at year-end:
   Cash, cash equivalents and investments........................ $     38,847  $     53,046  $    80,083    $  174,032   $  18,653
   Working capital............................................... $     28,825  $     33,486  $    62,444    $  169,930   $  16,230
   Total assets.................................................. $     48,495  $     66,968  $   173,033    $  585,099   $  27,595
   Liabilities, net of current portion........................... $     11,953  $     15,575  $    13,178    $    1,656   $     424
   Total stockholders' equity (deficit).......................... $     27,202  $     39,388  $   126,362    $  543,875   $  18,363


Quarterly Financial Data

                                                                                        Fiscal Year 2003
                                                                                        ----------------
                                                                                    For the three months ended
                                                                       -----------------------------------------------------
                                                                        October 26     January 25    April 26      July 31
                                                                       ------------   ------------  ----------   -----------
 Net revenues......................................................... $    5,075     $    6,560    $    6,037   $    6,556
 Loss from operations.................................................     (4,459)        (3,909)       (3,862)      (2,413)
 Net loss attributable to common stockholders......................... $   (4,133)    $   (3,672)   $   (3,610)  $   (2,383)
 Per share amounts:
   Basic and diluted net loss per share............................... $    (0.08)    $    (0.07)   $    (0.07)  $    (0.04)
   Shares used in computing basic and diluted net loss per share......     53,717         53,859        53,935       54,895


                                                                                           Fiscal Year 2002
                                                                                           ----------------
                                                                                    For the three months ended
                                                                       -----------------------------------------------------
                                                                        October 28     January 27    April 27      July 27
                                                                       ------------   ------------  ----------   -----------
 Net revenues......................................................... $    5,578     $    5,052    $    5,140   $    4,615
 Loss from operations.................................................    (55,963)       (10,701)       (7,906)     (18,678)
 Net loss attributable to common stockholders......................... $  (54,881)    $   (9,656)   $   (7,729)  $  (18,772)
 Per share amounts:
   Basic and diluted net loss per share............................... $    (1.04)    $    (0.18)   $    (0.15)  $    (0.35)
   Shares used in computing basic and diluted net loss per share......     52,678         53,005        53,210       53,485


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

Overview

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. We develop, market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate the Open Source Development Network, Inc. ("OSDN"), a network of Internet Web sites.

    SourceForge is proprietary software designed for corporate and public-sector information technology ("IT") professionals and software engineering organizations. SourceForge is a Web-based application that enables IT and software engineering organizations to manage application development more effectively. SourceForge combines software development and collaboration tools with the ability to track, measure, and report on software project activity in real-time. With SourceForge, developers and project managers gain access to the information they need to reduce risk and become more productive. SourceForge is a relatively new product and additional development and enhancements are expected in the future.

    OSDN is a network of media and e-commerce Internet sites serving the IT professionals and software development communities. As of September 30, 2003, OSDN reaches 10 million unique visitors and serves more than 180 million page views per month. Our OSDN Web sites include:

    o SourceForge.net, our flagship Web site and software development center. As of September 30, 2003, SourceForge.net was the development home for more than 68,000 software development projects and had more than 707,000 registered users.

    o Slashdot.org, our leading discussion site for technically-inclined individuals. Slashdot is dedicated to providing the IT and software development communities with cutting-edge technology, science and culture news and interactive commentary.

    o ThinkGeek.com, our e-commerce site, which provides online sales of a variety of retail products of interest to the software development and IT communities.

    o Linux.com, our comprehensive Web site for Linux and open source news and information. Linux.com caters to business and IT managers looking for migration strategies to Linux.

    o freshmeat.net, one of the Internet's most comprehensive indices of downloadable Linux, Unix and cross-platform software.

    o NewsForge.com, the online newspaper of record for Linux and open source software.

    o Animation Factory.com, a source for three-dimensional art, animations and presentations. Animation Factory offers a dynamic collection of easy to use animations that work in email, Web pages and presentations.

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

    We have completed eight quarters of operations focused on building our application software business, and accordingly have a very short operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continues to be derived from our online business and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

    The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in this Form 10-K.

                                                                                            For the years ended
                                                                                     ---------------------------------
                                                                                     July 31,     July 27,    July 28,
                                                                                      2003         2002        2001
                                                                                      ----         ----        ----
            Consolidated Statements of Operations Data:
              Software revenues................................................       12.1%         5.3%         0.0%
              Online revenues..................................................       84.8         78.4         10.9
              Other revenues...................................................        3.1         16.3         89.1
                                                                                     -----        -----        -----
                 Net revenues..................................................      100.0        100.0        100.0
              Software cost of revenues........................................        8.2         11.7          0.0
              Online cost of revenues..........................................       46.1         51.0          7.8
              Other cost of revenues...........................................       (1.6)       (15.3)       106.4
                                                                                     -----        -----        -----
                 Cost of revenues..............................................       52.7         47.4        114.2
                                                                                     -----        -----        -----
              Gross margin.....................................................       47.3         52.6        (14.2)
                                                                                     -----        -----        -----
              Operating expenses:
                 Sales and marketing...........................................       40.4         61.4         29.6
                 Research and development......................................       32.3         39.8         13.3
                 General and administrative....................................       26.6         53.2         16.3
                 Restructuring costs and other special charges.................       (1.1)       230.2         84.1
                 Amortization of deferred stock compensation...................        0.6          8.2         45.4
                 Amortization of goodwill and intangible assets................        8.9         57.5         72.6
                 Impairment of long-lived assets...............................        0.0         59.6        118.6
                                                                                     -----        -----        -----
                   Total operating expenses....................................      107.7        509.9        379.9
                                                                                     -----        -----        -----
              Loss from operations.............................................      (60.4)      (457.3)      (394.1)
              Interest and other income, net...................................        3.5         10.8          4.8
                                                                                     -----        -----        -----
              Net loss.........................................................      (56.9)%     (446.5)%     (389.3)%
                                                                                     =====        =====        =====

  Net Revenues

    We had two reportable business segments for revenue during fiscal year 2001: systems and services and OSDN. We allocated our resources and evaluated performance of our separate segments based on revenue. As a result of our decision to exit the systems business in the fourth quarter of fiscal 2001 and focus on our software application business, during fiscal 2002 we operated as one business segment, providing application software products and related OSDN products and services. During the fourth quarter of fiscal 2003, two separate businesses emerged and as of July 31, 2003,we operate as two reportable business segments: software and online.

    Software Revenues

    Software revenues are derived from our application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $2.9 million, or 12.1%, and $1.1 million, or 5.3%, of total revenues for fiscal years ended July 31, 2003 and July 27, 2002 respectively. There were no software revenues for the fiscal year ended July 28, 2001.

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

     For perpetual licenses, we use the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If objective evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value derived from published professional service rates. When an agreement includes professional services that are significant or essential to the functionality of the software, and we can reasonably estimate the cost to complete the contract, we use the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon renewal rates, if stated, or separate sales of maintenance sold to customers. The unrecognized portion of amounts paid in advance for licenses, maintenance and professional services are recorded as deferred revenue.

     For term arrangements where we are unable to establish fair value for the individual contract components such as software license, maintenance and support, we recognize the entire contract value ratably over the term of the contract. In the event that the contract includes essential professional services, we defer revenue until the professional services have been fully delivered. At that time, we then recognize the revenue ratably over the remaining contract term.

     If the fee due from the customer is not fixed or determinable, we recognize revenues at the earlier of the due date or when cash is received from the customer, assuming all other revenue recognition criteria have been met. If a significant portion of the fee is due after the shorter of our normal payment terms or 120 days, we presume the fee not to be fixed or determinable.

     Online Revenues

     Online revenues include online advertising and e-commerce revenues. Total Online revenues of $20.6 million, $16.0 million and $14.7 million, represented 84.8%, 78.4% and 10.9% of total revenues for the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001, respectively. Online advertising revenues of $10.4 million, $9.0 million and $9.4 million, represented 43.0%, 44.2% and 7.0% of total revenues for the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001, respectively. Online advertising revenues included $2.0 million, $2.0 million and $2.4 million of barter revenue for the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001, respectively. E-commerce revenues of $10.1 million, $7.0 million and $5.3 million, represented 41.8%, 34.2% and 3.9% of total revenues for the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001, respectively.

     Advertising revenues are derived from the sale of advertising space on our various Web sites. We recognize advertising revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third party Web sites.

     E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize e-commerce revenues from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize e-commerce revenue upon the shipment of goods. We do grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented. The majority of the revenues derived from digital animation sales are related to membership arrangements. As a result, we recognize the value ratably over the term of the contract, normally 3 or 12 months.

     Other Revenues

     Other revenues are derived from our former hardware, customer support, and professional services businesses. Other revenues represent $0.8 million, or 3.1%, of total revenues for fiscal year 2003, $3.3 million, or 16.3% for fiscal year 2002 and $120.2 million, or 89.1% for fiscal year 2001.

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

    Our net revenues increased to $24.2 million in fiscal year 2003, from $20.4 million in fiscal year 2002. The $3.8 million increase in net revenues was due primarily to an increase in our current software and online businesses, offset by a decrease in other revenue derived from our previous hardware business. In fiscal year 2003, online revenue increased by $4.6 million to $20.6 million from $16.0 million in fiscal year 2002. For each of the fiscal years 2003 and 2002 online revenue included approximately $2.0 million, of barter revenue arising from web advertising. In fiscal year 2003, software revenue increased by $1.8 million to $2.9 million from $1.1 million in fiscal year 2003. In fiscal year 2003, systems and services revenue decreased $2.6 million to $0.8 million from $3.3 million in fiscal year 2002.

    Our net revenues decreased to $20.4 million in fiscal year 2002, from $134.9 million in fiscal year 2001. The $114.5 million decrease in net revenues was due primarily to the exiting of the systems and services business segment. In fiscal year 2002, systems and services revenue decreased $116.9 million to $3.3 million from $120.2 million in fiscal year 2001. In fiscal year 2002, online revenue increased by $1.3 million to $16.0 million from $14.7 million in fiscal year 2001. Online revenue for fiscal years 2002 and 2001 included approximately $2.0 million and $2.4 million, respectively, of barter revenue arising from web advertising. Software revenues totaled $1.1 million for fiscal year 2002.

    Sales for the fiscal years ended 2003, 2002, and 2001 were primarily to customers located in the United States of America.

    For the fiscal year ended July 31, 2003, one customer, Intel Corporation, accounted for approximately 17% of net revenues. For the fiscal year ended July 27, 2002, one customer, Intel Corporation, accounted for approximately 20% of net revenues. Going forward, we do not anticipate that any one customer will represent more than 10% of net revenues.

   Cost of Revenues

    Cost of revenues increased to $12.8 million in fiscal year 2003 from $9.7 million in fiscal year 2002. Gross margin decreased as a percentage of revenue to 47.3% in fiscal year 2003 from 52.6% in fiscal year 2002. The increase in cost of revenues was primarily due to a net credit in fiscal year 2002 of $5.8 million related to the reversal of inventory reserves. This credit was primarily the result of a better than expected sell through of old and excess material as well as the ability to sell product at a price in excess of that originally estimated in the three-month period ended July 28, 2001. Cost of revenues for fiscal year 2003 included a credit of $0.4 million as a result of adjustments to previous restructuring accruals. Net of these restructuring credits, cost of revenues decreased to $13.2 million in fiscal year 2003 from $15.5 million in fiscal year 2002. This decrease was primarily the result of exiting the systems business which accounted for $2.8 million of the decrease, a reduction in cost of sales in the SourceForge and online advertising businesses which accounted for a decrease of $1.8 million, offset by an increase in e-commerce cost of revenues of $2.4 million as a result of higher revenue levels. Headcount related to cost of revenues was 37 at July 31, 2003, compared to 44 at July 27, 2002. Gross margin, excluding the reversal of prior period inventory and restructuring reserves, increased as a percentage of revenues to 45.5% in fiscal year 2003 from 24.1% in fiscal year 2002. The increase in gross margins excluding the reversal of prior period inventory and restructuring reserves was the result of improvements in the online advertising and software businesses as follows:
Online advertising gross margins increased to 63.0% for fiscal year 2003, compared to 40.9% for fiscal year 2002; software gross margins increased to 31.5% for fiscal year 2003, compared to a negative 119.8% for fiscal year 2002. E-commerce gross margins declined to 27.4% for fiscal year 2003 from 29.2% in fiscal year 2002. The increase in online advertising gross margins was primarily driven by the increase in revenues while reducing the costs associated with editorial content and online delivery. The increase in our software gross margins was primarily due to an increase in revenues as well as an effort to align our software cost of revenues infrastructure to support our current revenue levels. The decrease in ecommerce gross margins was the result of a shift in product mix to lower gross margin products. We expect cost of revenues to continue to increase as revenues increase, however, we expect overall gross margins to improve as a result of leveraging the fixed cost portion of the cost of revenues.

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

    Sales and marketing expenses decreased to $9.8 million in fiscal year 2003 from $12.5 million in fiscal year 2002. The decrease in absolute dollars was primarily due to headcount reductions which accounted for $1.0 million of the decrease, a reduction in marketing programs which represented $0.9 million of the decrease, the reduction in our investment in VA Linux Japan which represented $0.7 million of the decrease and the exiting of our Linux software engineering and professional services businesses which represented $0.1 million of the decrease. Headcount in sales and marketing decreased to 27 at July 31, 2003 from 29 at July 27, 2002. Sales and marketing expenses as a percentage of net revenues decreased to 40.4% for fiscal year 2003 from 61.4% for fiscal year 2002. This decrease as a percentage of net revenues was primarily due to decreased spending levels as described above as well as increased revenue levels. We believe our sales and marketing expenses will increase in the future as we intend to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

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

    Research and development expenses decreased to $7.8 million in fiscal year 2003 from $8.1 million in fiscal year 2002. The decrease in absolute dollars was primarily due to the exiting of our Linux software engineering and professional services businesses, which accounted for a $1.3 million reduction, the reduction in our investment in VA Linux Japan, which accounted for a $0.5 million reduction, offset by an increase in the use of outside contractors of $0.6 million and higher employee related expenses of $0.6 million. The fiscal year 2003 $0.6 million increase in employee related expenses was primarily due to a $0.7 million increase in allocated operating costs partially offset by a $0.1 million reduction in salary expense. Headcount in research and development decreased to 34 at July 31, 2003 from 44 at July 27, 2002. Research and development expenses as a percentage of net revenues decreased to 32.3% for fiscal year 2003 from 39.8% for fiscal 2002. The decrease as a percentage of net revenues was primarily due to our slightly decreased spending levels as described above as well as increased revenues levels. We expect research and development expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

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

    General and administrative expenses decreased to $6.5 million in fiscal year 2003 from $10.9 million for fiscal year 2002. General and administrative expenses for fiscal year 2002 included the reversal of excess bad debt provisions of $1.0 million and include $0.9 million of accrued legal expenses associated with the IPO Securities Litigation. See Part I - Item 3 - Legal Proceedings. Excluding these charges, the decrease in absolute dollars resulted primarily from a decrease in administrative personnel. Our decision in the fourth quarter of fiscal 2002 to reduce our administrative and overhead costs to align with our business model represented $4.1 million of the decrease and the reduction in our investment in VA Linux Japan represented $0.4 million of the decrease. Headcount in general and administrative services decreased to 17 at July 31, 2003 from 27 at July 27, 2002. General and administrative expenses as a percentage of net revenues decreased to 26.6% for fiscal year 2003 from 53.2% for fiscal year 2002. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels. We expect general and administrative expenses to remain relatively consistent in absolute dollars and decrease as a percentage of revenue in the future.

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

  Restructuring Costs and Other Special Charges

    In fiscal 2001 and 2002, we adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our software and online businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of July 31, 2003, we had an accrual of approximately $14.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

    We have recorded a net restructuring credit of $0.3 million for the fiscal year ended July 31, 2003. This included $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease and $0.3 million of charges associated with our fiscal 2002 plan to reduce our general and administrative overhead costs, net of $1.0 million in credit adjustments to previously recorded restructuring reserves. As of July 31, 2003, we had an accrual of $0.4 million related to these charges.

    In addition to the above, we recorded a $0.4 million net credit in cost of revenues in the consolidated statement of operations for the fiscal year ended July 31, 2003. The $0.4 million consisted of $23,000 associated with severance and other related costs attributable to the fiscal 2002 plan to align our infrastructure with operations, net of adjustments to previously recorded restructuring reserves of $0.4 million related to the systems warranty reserve and excess facility reserves originally established during fiscal 2001. As of July 31, 2003, no outstanding accruals remained related to these restructuring charges.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                                          Total
                                                        Total Charged   Total Charged   Total Charged      Cash       Restructuring
                                                        To Operations   To Operations   To Operations    Receipts\    Liabilities at
                                                         Fiscal 2001     Fiscal 2002     Fiscal 2003    (Payments)     July 31, 2003
                                                         -----------     -----------     -----------    ----------     -------------
Cash Provisions:
  Other special charges relating to
    restructuring activities......................        $  2,159        $   (888)        $     78     $  (1,349)       $      --
  Facilities charges..............................           6,584           9,401              191        (1,287)          14,889
  Employee severance and other related
   charges.......................................            3,498           1,997               37        (5,532)              --
                                                           -------         -------          -------      --------         --------
      Total cash provisions.....................            12,241          10,510              306     $  (8,168)       $  14,889
                                                           -------         -------          -------      ========         ========
Non-cash:
  Write-off of goodwill and intangibles......               59,723          30,632               --
   Write-off of other special charges
   relating to restructuring activities.........             4,434           5,442             (553)
  Write-off of accelerated options from
    terminated employees......................               1,352              --               --
   Acceleration of deferred stock
   compensation................................             35,728             352              (16)
                                                           -------         -------          -------
      Total non-cash provisions................            101,237          36,426             (569)
                                                           -------         -------          -------
      Total provisions...........................         $113,478        $ 46,936         $   (263)
                                                           =======         =======          =======

  Amortization of Deferred Stock Compensation

    In connection  with the grant of certain  stock options to employees  during fiscal 2000 and 1999, we recorded deferred stock compensation within stockholders' equity of approximately $37.8 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We amortize the deferred stock compensation expense on an accelerated basis over the vesting period of the individual award which is generally equal to four years. This method of deferred stock expense amortization is in accordance with Financial Accounting Standards Board Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation from year to year has decreased as options for which accrued but unvested compensation has been recorded have been forfeited. We recorded amortization of deferred stock compensation related to these options of $0.1 million, $1.2 million and $10.6 million for the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001, respectively. In addition, in connection with acquisitions, we recorded $0.5 million and $50.7 million of deferred stock compensation during the fiscal years ended July 27, 2002 and July 28, 2001, respectively. No amortization of deferred stock compensation related to acquisitions was recorded during the fiscal year ended July 31, 2003. Further, in connection with the restructuring discussed above, we recorded an expense of approximately $35.7 million related to the acceleration of deferred stock compensation for the fiscal year ended July 28, 2001. Finally, we made adjustments during fiscal years 2003 and 2002 related to deferred stock compensation for stock options of terminated employees of a credit of $16,000 and $0.3 million, respectively. All adjustments have been included in restructuring costs and other special charges in the statements of operations. We expect amortization of deferred stock compensation, in absolute dollars, to decrease through fiscal year 2004 as a result of the accelerated basis of amortization.

  Goodwill and Intangibles and Impairment of Long-Lived Assets

    In connection with the acquisitions of TruSolutions, Inc. ("TruSolutions"), Precision Insight, Inc. ("Precision Insight"), NetAttach, Inc. ("NetAttach"), and OSDN (formerly known as "Andover.Net, Inc."), we recorded $381.3 million of goodwill and intangibles during fiscal 2000. We amortized $97.9 million of goodwill and intangibles in fiscal 2001. In connection with the restructuring plans in fiscal year 2001, we wrote off goodwill and intangibles associated with BNW, Life, Alabanza (companies previously acquired prior to fiscal year 2000) and TruSolutions in the amount of $59.7 million as we exited these lines of business and expected no future cash flows. In connection with our restructuring plans in fiscal year 2002, we wrote off goodwill and intangibles associated with NetAttach, and Precision Insight in the amount of $30.6 million due to the exit of the professional services and Linux software engineering businesses.

    We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS

No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset's carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 4 in the consolidated financial statements for details on impairment charges recognized during fiscal years 2002 and 2001.

    We performed an assessment of the carrying value of its long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with the Company's OSDN acquisition at July 28, 2001. We performed the assessment pursuant to SFAS No. 144 due to the significant slowdown in the economy affecting current operations and expected future sales, as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the industry was significant and other than temporary. As a result, we recorded during the fourth quarter of fiscal year 2001 a charge of $160.0 million to reduce goodwill and other intangible assets associated with the acquisition of OSDN, based on the amount by which the carrying value of these assets exceeded their fair value. The charge is included in the caption "Impairment of long-lived assets" in the consolidated statements of operations. Fair value was determined based on discounted future cash flows.

    Effective July 29, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, we no longer amortized goodwill. Pursuant to SFAS No. 142, we test goodwill for impairment. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. During the quarter ended July 27, 2002 goodwill was tested for impairment and we determined that we had only one Reporting Unit, providing application software products and related OSDN products and services. First, we determined whether its carrying amount exceeded its "fair value", which would indicate that goodwill may be impaired. Based on this test, we determined that goodwill could be impaired. Therefore, we compared the "implied fair value" of goodwill, as defined by SFAS No. 142, to its carrying amount to determine whether there was an impairment loss. As a result of the impairment test, we determined that the carrying value was impaired and it recorded an impairment loss of $3.6 million. The charge is included in the caption "Impairment of long-lived assets" in the statements of operations. There was no carrying value associated with goodwill at July 31, 2003 to be tested for impairment.

    Intangible assets are amortized on a straight-line basis over three to five years. we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. An evaluation was performed on the intangible assets during the quarter ended July 27, 2002. As a result of this evaluation, we determined that the carrying value was impaired and an impairment loss was recorded for $8.6 million. The charge is included in the caption "Impairment of goodwill, intangible assets and other long-lived assets" in the statements of operations. No events or circumstances occurred during the fiscal year ended July 31, 2003 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2003.

  Interest and Other Income, Net

    Interest and other income, net, includes income from our cash investments, net of other expenses. Net interest and other income decreased to $0.8 million for fiscal year 2003 from $2.2 million for fiscal year 2002. The decrease was primarily due to our decreased investment in VA Linux Japan, which accounted for $0.9 million of the decrease and a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year, which accounted for $0.6 million of the decrease. We expect interest and other income, net to decline as our cash balance decreases to support our operations.

    Net interest and other income decreased to $2.2 million for fiscal year 2002 from $6.5 million for fiscal year 2001. The decrease was primarily due to a lower cash balance and decreased returns on our cash as a result of declining interest rates from prior year.

  Income Taxes

    As of July 31, 2003, we had $233 million of federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. We have not recognized any benefit from these net operating loss carry-forwards because a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

    As of July 31, 2003, our available capital resources totaled $38.8 million, comprised of marketable securities of $32.5 million and cash and cash equivalents of $6.3 million. As of July 27, 2002, our available capital resources totaled $53.0 million, comprised of $17.9 million in marketable securities and $35.1 million in cash and cash equivalents. During fiscal 2003, in an effort to maximize our rate of return, we invested a greater portion of our capital resources in short- and long-term marketable securities. The resulting $14.6 million increase in our marketable securities investments during fiscal 2003, accounts for 50.7% of the $28.8 million decline in our cash and cash equivalents to $6.3 million at July 31, 2003 from $35.1 million at July 27, 2002. The remaining decline of approximately $14.2 million was primarily due to cash utilized in our operations of $15.8 million, offset by cash generated by our financing activities of $1.4 million. The remaining variance was due to cash generated through the release of restricted cash of $0.5 million, offset by capital purchases of $0.3 million.

    For the fiscal year ended July 31, 2003, we used $15.8 million in cash for operating activities, compared to $35.1 million for the fiscal year ended July 27, 2002. This represents a decrease of 55.0% and is primarily due to our reduction in expenses as a result of exiting the systems and services businesses and changing our focus to our software and online businesses.

    For the fiscal year ended July 31, 2003, our operating loss of $8.6 million, net of non-cash charges, accounted for 54.4% of our operating cash utilization. Non-cash charges include depreciation and amortization of $5.4 million, provision for bad debts, provision for excess obsolete inventory, loss on disposal of assets, amortization of deferred stock compensation of $0.1 million, non-cash restructuring charges of a negative $0.6 million, and an impairment of long-lived assets of $0.2 million. In total, these net non-cash items reduced the net loss of $13.8 million by $5.2 million. Other significant operating activities resulting in the utilization of cash were accounts receivable, inventories, accounts payable, accrued restructuring liabilities, and accrued liabilities and other. The growth in accounts receivable utilized $1.2 million in cash. The decline in accounts payable utilized $1.2 million in cash. The decrease in accounts payable was due to a decrease in expenses as well as more rapid payment under terms. Finally, $5.2 million was utilized in accrued liabilities primarily as a result of payments made on excess facilities of $2.6 million, $0.5 million in payments made to former employees related to severance agreements and $2.1 million in payments made for other accrued liabilities during the normal course of business. We expect that the above cash utilization trends will continue as we grow our business and pay off our remaining lease obligations related to excess facilities.

    For the fiscal year ended July 27, 2002 the utilization of cash was due to our operating loss of $38.7 million, net of non-cash charges, offset by cash generated from other operating activities of $3.6 million. Non-cash charges include depreciation and amortization of $16.2 million, provision for bad debts of a negative $1.1 million, provision for excess and obsolete inventory of a negative $4.4 million, loss on disposal of assets of $1.4 million, proportionate share of Japan losses in VA Linux Japan investment of $2.0 million, minority interest of VA Linux Japan loss of a negative $0.5 million, gain on sale of VA Linux Japan investment of a negative $12.8 million, release of contingent shares in relation to OSDN acquisition of $1.3 million, amortization of deferred stock compensation of $1.6 million, non cash compensation expense of $0.1 million, non-cash restructuring charges of $36.4 million and an impairment on long-lived assets of $12.2 million. In total, these net non-cash items reduced the net loss of $91.0 million by $52.3 million. Other significant operating activities resulting in the utilization of cash were accounts payable, accrued liabilities and other long-term liabilities. The decline in accounts payable utilized $12.2 million in cash. The decrease in accounts payable was due to a decrease in expenses as a result of exiting the hardware business. The decline in accrued liabilities and other long-term liabilities utilized $8.5 million in cash primarily as a net result of payments made associated with accrued compensation of $2.4 million, payments made associated with accrued restructuring of $3.1 million and $4.2 million in payments made for other accrued liabilities during the normal course of business, offset by cash generated from deferred rent associated with a sublease termination of $1.2 million. Other significant operating activities resulting in the generation of cash were accounts receivable, inventories, prepaid expenses and other assets and accrued restructuring liabilities. The decrease in accounts receivable generated $10.4 million in cash, and reflects a lower level of revenues as the hardware business declined and we exited certain portions of that business. The decrease in inventory generated $2.0 million and was due to exiting the hardware business and selling inventory that was originally reserved for in restructuring. The decline in prepaid expenses and other assets generated $3.4 million of cash and was the result of selling a portion of our VA Linux Japan investment which represented $0.8 million of the decline. The remaining decline of $2.6 million was the result of cash received from various miscellaneous receivables during the fiscal year ended July 27, 2002. Finally, an increase in accrued restructuring liabilities generated $8.5 million in cash as a result of additional restructuring reserves established for $11.6 million, offset by payments made on previously established accruals of $3.1 million.

    For fiscal year 2001, we used $81.6 million in cash for operating activities. Working capital decreased to $62.4 million at July 28, 2001, primarily due to using our cash and investments to support our operating activities. Non-cash items consisted primarily of depreciation and amortization of goodwill, bad debt and inventory provisions, loss on disposal of assets, amortization of deferred compensation, non-cash restructuring and impairment of long-lived assets of $453.7 for fiscal year 2001. Other operating activities during fiscal year 2001 consisted of an increase in inventories, prepaid expenses, accrued restructuring liabilities, other accrued liabilities and other long-term liabilities offset by decreases in accounts receivable and accounts payable.

    For the fiscal year ended July 31, 2003, we used $14.4 million in cash for investing activities, compared to generating $11.3 million and $17.3 million for the fiscal years ended July 27, 2002 and July 28, 2001, respectively. This change is primarily due to our strategic decision to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return. During the fiscal year ended July 31, 2003, we utilized a net $14.6 million of cash and cash equivalents to purchase short- and long-term investments, compared to an increase of $4.9 million and $29.8 million in cash and cash equivalents during the fiscal years ended July 27, 2002 and July 28, 2001, respectively, which resulted from our liquidation of certain investments. In addition, during the fiscal year ended July 27, 2002 we sold a portion of our VA Linux Japan investment that generated $5.1 million. Further, we generated $0.5 million as a result of the release of restricted cash during the fiscal year ended July 31, 2003, compared to $1.5 million during the fiscal year ended July 27, 2002 and the utilization of $0.6 million during the fiscal year ended July 28, 2001. We expect that cash utilization for investing activities will decline as we sell longer term investments to fund our operations and our restricted cash is released under terms of our corporate lease agreement.

    For the fiscal year ended July 31, 2003, we generated $1.4 million in cash from financing activities, compared to $0.1 million and $1.6 million for the fiscal years ended July 27, 2002 and July 28, 2001, respectively. This increase in cash generation during fiscal 2003 is primarily the result of cash generated from the issuance of common stock to our employees and decreasing payments on notes payable. During the fiscal year ended July 31, 2003, $1.4 million in cash was generated from the issuance of common stock to our employees, compared to $0.4 million and $4.4 million during the fiscal years ended July 27, 2002 and July 28, 2001, respectively. During the fiscal year ended July 31, 2003, $42,000 in cash was utilized to make payments on our notes payable, compared to payments of $0.3 million and $2.5 million during the fiscal year ended July 27, 2002. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

    For the fiscal year ended July 31, 2003, exchange rate changes had an immaterial effect on cash and cash equivalents. For the fiscal year ended July 27, 2002, exchange rate changes had a positive effect on cash and cash equivalents of $1.4 million. For the fiscal year ended July 28, 2001, exchange rate changes had a negative effect on cash and cash equivalents of $1.5 million. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

    As of July 31, 2003 and July 27, 2002, we had outstanding letters of credit issued under a line of credit of approximately $0.9 million and $1.4 million, respectively, related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of each fiscal year through 2005 under the terms of our existing lease agreement.

    Future payments due under debt and lease obligations as of July 31, 2003 are as follows (in thousands):

                                              Gross                       Net
                                            Operating      Sublease    Operating
                                             Leases         Income      Leases
                                             ------         ------      ------
2004...................................     $ 5,370        $   615     $ 4,755
2005...................................       4,916            309       4,607
2006...................................       3,709             77       3,632
2007...................................       3,511             --       3,511
2008...................................       3,616             --       3,616
Thereafter.............................       6,905             --       6,905
                                             ------         ------      ------
        Total minimum lease payments...     $28,027        $ 1,001     $27,026
                                             ======         ======      ======

    Our liquidity and capital requirements depend on numerous factors, including market acceptance of our software and online products, the resources we devote to developing, marketing, selling and supporting our software and online products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2004 under our current business strategy.

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

    Revenue Recognition

    As discussed in Note 2 of the notes to the consolidated financial statements, we account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. End users receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, the fair value of which is recognized over the product's estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

     Amortization of Goodwill and Intangibles

    As discussed in Note 2 of the notes to the consolidated financial statements, effective July 29, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible assets." SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.
Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

     Restructuring Costs and Other Special Charges

    As discussed in Note 4 of the notes to the consolidated financial statements, we have recorded significant restructuring charges in connection with exiting our managed services, systems, and professional services and Linux software engineering services businesses during fiscal years ended 2002 and
2001. A significant portion of these charges related to excess facilities primarily from non-cancelable leases (payments which, unless we sublet completely, will continue until fiscal 2010) or other costs for the abandonment or disposal of property and equipment. Restructuring charges associated with these non-cancelable leases include estimates related to sublease costs and income which are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each reporting period and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these excess facilities could vary by material amounts. Savings related to fiscal year 2003 as a result of idle space charges taken in fiscal year 2002 and 2001 totaled $3.0 million. Should the Company be unable to sublet the idle facilities under the current assumptions, additional idle space charges may be recorded in future periods for a maximum of up to $6.5 million.

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

    Recent Accounting Pronouncements

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF issue No. 94-3. We are required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring plans. If we continue to record significant restructuring charges in the future, the adoption of SFAS No. 146 could have a significant impact on our results of operations. All restructuring charges have been recorded in accordance with SFAS No. 146 for all periods presented with restructuring activities initiated after December 31, 2002.

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee or indemnification. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material effect on these consolidated financial statements.

    As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer liability insurance designed to limit our exposure and to enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2003.

    We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, our business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2003.

    We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2003.

    We warrant that our hardware products related to our previous hardware business will perform in all material respects in accordance with the our standard published specifications in effect at the time of delivery of the products to the customer for the life of the product, typically 36 months. The remaining estimated fair value of these agreements related to our previous hardware business is minimal at July 31, 2003. Accordingly, we have a liability of approximately $12,000 recorded for these agreements as of July 31, 2003.

    In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for VA Software commencing with its fiscal year 2004 and is not expected to have a material impact on VA Software's consolidated results of operations or financial position.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This Statement amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation,", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire its stock. We adopted the interim disclosure provisions for our financial reports during the quarter ended April 26, 2003 and have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the fiscal year ended July 31, 2003. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements. As the adoption of this standard involves disclosures only, it has not had a material impact on our consolidated financial statements.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Generally, a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or entitled to receive a majority of the VIE's residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. We have adopted the disclosure provisions and will adopt the consolidation requirements as of August 1, 2003. The adoption of the consolidation requirements of FIN No. 46 did not have a significant impact on our consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

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

Risks Related To Our Software Business

    BECAUSE THE MARKET FOR OUR SOURCEFORGE APPLICATION SOFTWARE IS NEW AND RAPIDLY EVOLVING, WE DO NOT KNOW WHETHER EXISTING AND POTENTIAL CUSTOMERS WILL LICENSE SOURCEFORGE IN SUFFICIENT QUANTITIES FOR US TO ACHIEVE PROFITABILITY. Our future growth and financial performance will depend on market acceptance of SourceForge and our ability to license our software in sufficient quantities and under acceptable terms. The number of customers using SourceForge is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of SourceForge. Various factors could inhibit the growth of the market for and market acceptance of SourceForge. In particular, potential customers may be unwilling to make the significant capital investment needed to license SourceForge. Many of our customers have licensed only limited quantities of SourceForge, and these or new customers may decide not to broadly implement our software by licensing additional copies from us. We cannot be certain that a viable market for SourceForge will emerge or, if it does emerge, that it will be sustainable. If a sustainable viable market for SourceForge fails to emerge, this would have a significant, adverse effect upon our software business and operating results.

    WE ARE CONCENTRATING OUR SALES EFFORTS ON SOURCEFORGE, SO IF THIS SOFTWARE DOES NOT ACHIEVE MARKET ACCEPTANCE WE ARE LIKELY TO EXPERIENCE CONTINUED OPERATING LOSSES. We are directing the majority of our product research and development efforts to SourceForge. The failure to achieve market acceptance of SourceForge would adversely affect our business and operating results. The success of SourceForge is difficult to predict because SourceForge represents a relatively new area of business for us. There can be no assurance that we will be successful in marketing, licensing, upgrading and supporting SourceForge. Our failure to do so could adversely affect our business and operating results.

    IF WE FAIL TO ATTRACT AND RETAIN LARGER CORPORATE AND ENTERPRISE-LEVEL CUSTOMERS, OUR REVENUES WILL NOT GROW AND MAY DECLINE. We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant internal financial and personnel resources. As a result, rather than license SourceForge, our target customers may develop collaborative software development applications internally, including ad hoc development of applications based on open source code. A failure to successfully obtain revenues from larger corporate or enterprise-level customers will materially and adversely affect our operating results.

    IF WE DO NOT DEVELOP AND ENHANCE SOURCEFORGE TO KEEP PACE WITH TECHNOLOGICAL, MARKET, AND INDUSTRY CHANGES, OUR SOFTWARE REVENUE WILL NOT GROW AND MAY DECLINE. Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software industry generally. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product development investments. If we fail to anticipate or respond adequately to technology developments, industry standards, or practices and customer requirements, or if we experience any significant delays in product development, introduction, or integration, SourceForge may become obsolete or unmarketable, our ability to compete may be impaired, and our software revenues may not grow or may decline. We believe the success of our software business will become increasingly dependent on our ability to:

     o    support  multiple   platforms,   including  Linux,   commercial  UNIX,
          Microsoft Windows and Apple Mac OS X;

     o    use  the  latest   technologies  to  continue  to  support   Web-based
          collaborative software development; and

     o    continually  support  the  rapidly  changing   standards,   tools  and
          technologies used in software development.


    Our APPLICATION SOFTWARE has a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary significantly. The period between initial contact with a prospective customer and the licensing of our software varies and can range from three to more than twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license SourceForge. Factors that may be considered by customers when evaluating SourceForge include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if SourceForge has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to the following:

     o Our ability to sell SourceForge licenses may be impacted by changes in the strategic importance of software projects due to our customers' budgetary constraints or changes in customer personnel;

     o A customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after we are selected as a vendor, could impact the timing and amount of revenues recognized in a quarterly period; and

     o The number, timing and significance of enhancements to our software products and future introductions of new software by our competitors and us may affect customer-purchasing decisions.

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

    Many enterprise customers negotiate software licenses near the end of each quarter. In part, this is because enterprise customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of software revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end-of-period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us.

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

Most of our current customers initially purchased a limited number of licenses as they implemented and adopted SourceForge. Even if customers successfully use SourceForge, such customers may not purchase additional licenses to expand the use of our product. Purchases of additional licenses by these customers will depend on their success in deploying SourceForge, their satisfaction with our product and support services and their use of competitive alternatives. A customer's decision to widely deploy SourceForge and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of SourceForge, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

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

    IF WE ARE UNABLE TO PROVIDE HIGH-QUALITY CUSTOMER SUPPORT AND SERVICES, WE WILL NOT MEET THE NEEDS OF OUR CUSTOMERS AND REVENUE WILL NOT GROW AND MAY DECLINE. For our business to succeed, we must effectively market and provide customer support for SourceForge. If we do not develop our customer support organization to meet the needs or expectations of customers, we face an increased risk that customers will purchase software from other providers or forgo deployment of collaborative software development applications entirely, which would materially and adversely affect our operating results.

    INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. Over the short term, we may be unable to respond to fluctuations in customer demand for support services. We may also be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further, customer demand for these services could cause increases in the costs of providing such services and adversely affect our operating results.

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

Risks Related To Our Online Business

    OUR ONLINE CONTENT AND SERVICES MAY NOT ACHIEVE CONTINUED ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. Our future success depends upon our ability to deliver original and compelling content and services that attract and retain users. The successful development and production of content and services is subject to numerous uncertainties, including our ability to:

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

    DECREASES OR DELAYS IN ADVERTISING SPENDING DUE TO GENERAL ECONOMIC CONDITIONS COULD HARM OUR ABILITY TO GENERATE ADVERTISING REVENUE. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by softness of demand and minimal growth of marketing and advertising budgets and delays in spending of budgeted resources. Because we derive a large part of our revenues from advertising fees, the decrease in or delay of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues. Even if economic conditions continue to improve, marketing budgets and advertising spending may not increase from current levels.

    WE CANNOT PREDICT OUR E-COMMERCE CUSTOMERS' PREFERENCES WITH CERTAINTY AND SUCH PREFERENCES MAY CHANGE RAPIDLY. Our e-commerce offerings on our ThinkGeek.com Web site are designed to appeal to IT professionals, software developers and others in technical fields. If we misjudge either the market for our products or our customers' purchasing habits, our sales may decline, our inventories may increase or we may be required to sell our products at lower prices. This would have a negative effect on our business.

    WE ARE EXPOSED TO SIGNIFICANT INVENTORY RISKS AS A RESULT OF SEASONALITY, NEW PRODUCT LAUNCHES, RAPID CHANGES IN PRODUCT CYCLES AND CHANGES IN CONSUMER TASTES WITH RESPECT TO OUR PRODUCTS OFFERED AT OUR THINKGEEK E-COMMERCE WEB SITE. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including our dependence on a single third party contract fulfillment and warehouse facility in Baltimore, Maryland to handle the majority of our ThinkGeek e-commerce distribution and fulfillment operations and reliance upon third party carriers for all of our product shipments.

    IF WE DO NOT MAINTAIN SUFFICIENT E-COMMERCE INVENTORY LEVELS, OR IF WE ARE UNABLE TO DELIVER OUR E-COMMERCE PRODUCTS TO OUR CUSTOMERS IN SUFFICIENT QUANTITIES, OUR ONLINE BUSINESS OPERATING RESULTS WILL BE ADVERSELY AFFECTED. We must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during the peak holiday selling seasons. If we fail to achieve these goals, we may be unable to meet customer demand, and our future results will be adversely affected.

Risks Related To Our Financial Results

    IF WE FAIL TO ADEQUATELY MONITOR AND MINIMIZE OUR USE OF EXISTING CASH, WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED OPERATIONS BEYOND FISCAL YEAR 2004. Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for fiscal year 2004. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2004. While we believe we will not require additional capital to fund continued operations during fiscal year 2004, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A continued slowdown in technology or advertising spending as compared to the general economy, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

    IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF APPLICATION SOFTWARE. We have a brief operating history as a provider of SourceForge, our proprietary software application. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we announced our plan to exit our hardware business. In the first quarter of our fiscal year 2002, we made the strategic decision to exit, and exited, the hardware-related software engineering and professional services fields to focus on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

    BECAUSE WE HAVE A LIMITED OPERATING HISTORY SELLING SOURCEFORGE, WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS. Our ability to accurately forecast our quarterly software sales and revenue is made difficult by our limited operating history with our new business direction and the continued slowdown in technology spending. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results.

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

          o weak economic conditions relating to online advertising and sponsorship, and e-commerce;

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

          o our ability to keep our Web sites operational at a reasonable cost;

          o technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks;

          o consumer confidence in the safety and security of transactions on our e-commerce Web sites; and

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

    WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE. We incurred a loss of $2.4 million for our fiscal fourth quarter ended July 31, 2003, and we had an accumulated deficit of $739.7 million as of July 31, 2003. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

    DESPITE REDUCTIONS IN THE SIZE OF OUR WORKFORCE, OUR BUSINESS MAY FAIL TO GROW RAPIDLY ENOUGH TO OFFSET OUR ONGOING OPERATING EXPENSES. During fiscal year 2001, we substantially reduced our workforce such that as of July 28, 2001 we had 286 employees, down from 551 employees in January 2001. During fiscal years 2002 and 2003, we further reduced our workforce such that as of July 31, 2003 we had 115 employees. Nevertheless, despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

Risks Related To Competition

    IF WE DO NOT EFFECTIVELY COMPETE WITH NEW AND EXISTING COMPETITORS, OUR REVENUES AND OPERATING MARGINS WILL NOT GROW AND MAY DECLINE. We believe that the newly emerging collaborative software development market is fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the marketplace. Our potential competitors include entrenched companies in closely related markets who may choose to enter and focus on collaborative software development. Although we do not believe that we presently have an entrenched competitor, we expect competition to intensify in the future if the market for collaborative software development applications continues to expand.

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

    IF  WE  FAIL  TO  ADEQUATELY  PROTECT  OUR  INTELLECTUAL   PROPERTY  RIGHTS,
COMPETITORS MAY USE OUR TECHNOLOGY AND TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES, AND INCREASE OUR COSTS. We rely on a combination of copyright, trademark and trade-secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

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

    Our software business success depends significantly upon our proprietary technology. Despite our efforts to protect our proprietary technology, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any software patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive.

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

    WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL ON OUR E-COMMERCE WEB SITES. Some of the products we offer for sale on our e-commerce Web sites, such as consumer electronics, toys, computers and peripherals, toiletries, beverages and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

    IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE SYSTEMS, PROCEDURES AND CONTROLS, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND GROW OUR SOFTWARE BUSINESS. Our ability to successfully offer our services and grow our software business requires an effective planning and management process. Over the past year, we have implemented or updated our operations and financial systems, procedures and controls as we focused on our application software and online businesses. Our systems will continue to require additional modifications and improvements to respond to current and future changes in our business. If we cannot grow our software and online businesses, and manage that growth effectively, or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our businesses will suffer.

    OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY AND MAY CONTINUE TO BE VOLATILE. The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the fourth quarter of fiscal year 2003, the closing sale prices of our common stock on the Nasdaq ranged from $0.88 to $2.49 per share and the closing sale price on September 30, 2003 was $4.12 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

    In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

    The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 31, 2003. This table does not include money market funds because those funds are not subject to market risk.

                                                 Maturing              Maturing within              Maturing
                                            Within three months    three months to one year   Greater than one year
(in thousands)                              -------------------    ------------------------   ---------------------
 As of July 31, 2003
Cash equivalents                                  $3,401
    Weighted-average interest rate                1.09%
Short-term investments                                                    $27,864
    Weighted-average interest rate                                        2.40%
Long-term investments                                                                               $4,680
    Weighted-average interest rate                                                                  2.14%

    We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

    The estimated fair value of our cash, cash equivalents and investments approximate carrying value. We do not currently hold any derivative instruments and do not engage in hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Reports of Independent Public Accountants...............................     35
Consolidated Balance Sheets.............................................     37
Consolidated Statements of Operations and Other Comprehensive Loss......     38
Consolidated Statements of Stockholders' Equity.........................     39
Consolidated Statements of Cash Flows...................................     40
Notes to Consolidated Financial Statements..............................     41


    All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of VA Software Corporation:

    In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 61 present fairly, in all material respects, the financial position of VA Software Corporation and its subsidiaries at July 31, 2003 and July 27, 2002, and the results of their operations and their cash flows for each of the years ended July 31, 2003 and July 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the years ending July 31, 2003 and July 27, 2002, listed in the index appearing under Item 14(a)(2) on page 61 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's Management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    The financial statements of VA Software Corporation as of and for the period ended July 28, 2001 were audited by other independent accountants who have ceased operations. These independent accountants expressed an unqualified opinion on those financial statements in their report dated August 22, 2001.

    As discussed in Note 1 to the consolidated financial statements, effective July 29, 2001, the company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP

San Jose, California
August 20, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with VA Software Corporation's (Formerly VA Linux Systems, Inc.) filing on Form 10-K for the year ended July 28, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of July 28, 2001 and July 28, 2000, the consolidated statements of operations, stockholders' equity and cash flows for the years ended July 28, 2000 and July 31, 1999 and the information in the schedule for 2000 and 1999 referred to in this report have not been included in the accompanying financial statements or schedule.

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

                                                           ARTHUR ANDERSEN LLP

San Jose, California
August 22, 2001

                             VA SOFTWARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share information)

                                                                                                        July 31,      July 27,
                                                                                                          2003         2002
                                                                                                     ------------  ------------
                                     ASSETS
  Current assets:
    Cash and cash equivalents....................................................................    $      6,303  $     35,148
    Short-term investments.......................................................................          27,864         7,952
    Restricted cash, current.....................................................................             450           450
    Accounts receivable, net of allowances of $144 and $1,166, respectively......................           1,928           764
    Inventories..................................................................................             388           300
    Prepaid expenses and other assets............................................................           1,232           877
                                                                                                     ------------  ------------
            Total current assets.................................................................          38,165        45,491
  Property and equipment, net....................................................................           4,267         7,223
  Goodwill and intangibles, net..................................................................              21         2,169
  Long-term investments..........................................................................           4,680         9,946
  Restricted cash, non current...................................................................             450           900
  Other assets...................................................................................             912         1,239
                                                                                                     ------------  ------------
            Total assets.........................................................................    $     48,495  $     66,968
                                                                                                     ============  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion of notes payable.............................................................    $         --  $         42
    Accounts payable.............................................................................             863         2,075
    Accrued restructuring liabilities, current portion...........................................           4,117         3,397
    Accrued compensation.........................................................................           1,346         1,517
    Deferred revenue.............................................................................             751           774
    Accrued liabilities and other................................................................           2,263         4,200
                                                                                                     ------------  ------------
            Total current liabilities............................................................           9,340        12,005
  Accrued restructuring liabilities, net of current portion......................................          10,772        14,597
  Other long-term liabilities....................................................................           1,181           978
                                                                                                     ------------  ------------
            Total liabilities....................................................................          21,293        27,580
  Commitments and contingencies (Notes 5,6 and 7)
  Stockholders' equity:
    Common stock, $0.001 par value; authorized-- 250,000,000; issued and
       outstanding-- 55,470,064 shares in 2003 and 54,165,411 shares in 2002.....................              56            54
    Treasury stock...............................................................................              (4)           (4)
    Additional paid-in capital...................................................................         766,765       765,422
    Deferred stock compensation..................................................................             (20)         (245)
    Accumulated other comprehensive gain.........................................................             128            86
    Accumulated deficit..........................................................................        (739,723)     (725,925)
                                                                                                     ------------- -------------
            Total stockholders' equity...........................................................          27,202        39,388
                                                                                                     ------------  ------------
            Total liabilities and stockholders' equity...........................................    $     48,495  $     66,968
                                                                                                     ============  ============

              The accompanying notes are an integral part of these consolidated financial statements.

                             VA SOFTWARE CORPORATION

   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
                    (In thousands, except per share amounts)

                                                                                                     Year Ended
                                                                                         July 31,      July 27,    July 28,
     Net revenues:                                                                         2003          2002        2001
                                                                                      ------------  ------------  ----------
      Software revenues...........................................................    $      2,917  $      1,086  $       --
      Online revenues.............................................................          20,551        15,967      14,678
      Other revenues..............................................................             760         3,332     120,212
                                                                                      ------------  ------------  ----------
         Net revenues.............................................................          24,228        20,385     134,890
    Cost of revenues:
      Software cost of revenues...................................................           1,997         2,387          --
      Online cost of revenues.....................................................          11,166        10,393      10,497
      Other cost of revenues......................................................            (383)       (3,119)    143,606
                                                                                      ------------- ------------  ----------
     Cost of revenues.............................................................          12,780         9,661     154,103
                                                                                      ------------  ------------  ----------
         Gross margin.............................................................          11,448        10,724     (19,213)
                                                                                      ------------  ------------  ----------
    Operating expenses:
      Sales and marketing.........................................................           9,791        12,513      39,981
      Research and development....................................................           7,815         8,122      17,959
      General and administrative..................................................           6,455        10,850      22,012
      Restructuring costs and other special charges...............................            (263)       46,936     113,478
      Amortization of deferred stock compensation.................................             144         1,671      61,268
      Amortization of goodwill and intangible assets..............................           1,910        11,730      97,887
      Impairment of goodwill, intangible assets and other long-lived assets.......             239        12,150     160,000
              Total operating expenses............................................          26,091       103,972     512,585
                                                                                      ------------  ------------  ----------
    Loss from operations..........................................................         (14,643)      (93,248)   (531,798)
    Interest income...............................................................           1,132         1,714       6,803
    Interest expense..............................................................              (8)          (32)       (165)
    Other income (expense), net...................................................            (279)          528        (108)
                                                                                      ------------  ------------  ----------
    Net loss......................................................................    $    (13,798) $    (91,038) $ (525,268)
    Other comprehensive loss:
          Unrealized gain on marketable securities and investments................              30           209          13
                   Foreign currency translation gain (loss).......................              12         1,367      (1,456)
                                                                                      ------------  ------------  ==========
    Comprehensive loss............................................................    $    (13,756) $    (89,462) $ (526,711)
                                                                                      ============  ============  ==========

    Net loss......................................................................    $    (13,798) $    (91,038) $ (525,268)
                                                                                      ============  ============  ==========
    Basic and diluted net loss per share..........................................    $      (0.25) $      (1.72) $   (10.78)
                                                                                      ============  ============  ==========
    Shares used in computing basic and diluted net loss per share.................          54,110        53,064      48,741
                                                                                      ============  ============  ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                              Accumulated
                                                                                   Additional    Deferred        Other
                                                        Common Stock    Treasury    Paid-in       Stock      Comprehensive
                                                       Shares   Amount    Stock     Capital    Compensation      Loss
                                                       ------   ------    -----     -------    ------------      ----
BALANCE AT JULY 28, 2000 ...........................   51,904   $   52   $   --    $ 763,175    $ (109,686)   $    (47)
Issuance of common stock for cash related to options    2,522        3       --        4,437            --          --
Repurchase of common stock for cash related to
options ............................................   (1,028)      (1)      (4)        (268)           --          --
Issuance of common stock to acquire businesses
Or assets ..........................................      721       --       --       14,397        (6,757)         --
Amortization of deferred stock compensation ........       --       --       --           --        61,268          --
Acceleration and forfeiture of deferred stock
compensation related to terminations ...............       --       --       --      (12,944)       49,067          --
Foreign currency translation adjustment and
unrealized gain or loss on marketable securities ...       --       --       --           --            --      (1,443)

Net loss ...........................................       --       --       --           --            --          --
                                                       ------   ------    ------     -------        ------      ------
BALANCE AT JULY 28, 2001 ...........................   54,119       54       (4)     768,797        (6,108)     (1,490)
Issuance of common stock for cash related to options      581        1        --         402            --          --
Repurchase of common stock for cash related to
options ............................................     (535)      (1)       --         (16)           --          --
Issuance of common stock to acquire businesses
Or assets ..........................................       --       --       --        1,313        (1,308)         --
Acceleration of stock options.......................       --       --       --           74            --          --
Amortization of deferred stock compensation ........       --       --       --       (1,926)        3,597          --
Acceleration and forfeiture of stock options and
deferred stock compensation related to
terminations, restructuring ........................       --       --       --       (3,222)        3,574          --

Foreign currency translation adjustment and
unrealized gain or loss on marketable securities ...       --       --       --           --            --       1,576

Net loss ...........................................       --       --       --           --            --          --
                                                       ------   ------    ------     -------        ------      ------
BALANCE AT JULY 28, 2002 ...........................   54,165       54       (4)     765,422          (245)         86
Issuance of common stock for cash related to options    1,578        2       --        1,442            --          --
Repurchase of common stock for cash related to
options ............................................     (273)      --       --           (2)           --          --
Amortization of deferred stock compensation ........       --       --       --          (76)          220          --
Acceleration and forfeiture of stock options and
deferred stock compensation related to
terminations, restructuring ........................       --       --       --          (21)            5          --
Foreign currency translation adjustment and
unrealized gain or loss on marketable securities ...       --       --       --           --            --          42

Net loss ...........................................       --       --       --           --            --          --
BALANCE AT JULY 31, 2003 ...........................   55,470  $    56   $   (4)   $ 766,765       $   (20)    $   128
                                                       ======   ======    ======    ========       =======      ======

                                                                       Total
                                                       Accumulated  Stockholders
                                                         Deficit      Equity
                                                         -------      ------
BALANCE AT JULY 28, 2000 ...........................  $ (109,619)  $ 543,875
Issuance of common stock for cash related to options          --       4,440
Repurchase of common stock for cash related to
options ............................................          --        (273)
Issuance of common stock to acquire businesses
Or assets ..........................................          --       7,640
Amortization of deferred stock compensation ........          --      61,268
Acceleration and forfeiture of deferred stock
compensation related to terminations ...............          --      36,123
Foreign currency translation adjustment and
unrealized gain or loss on marketable securities ...          --      (1,443)

Net loss ...........................................    (525,268)   (525,268)
                                                         -------     -------
BALANCE AT JULY 28, 2001 ...........................    (634,887)    126,362
Issuance of common stock for cash related to options          --         403
Repurchase of common stock for cash related to
options ............................................          --         (17)
Issuance of common stock to acquire businesses
Or assets ..........................................          --           5
Acceleration of stock options.......................          --          74
Amortization of deferred stock compensation ........          --       1,671
Acceleration and forfeiture of stock options and
deferred stock compensation related to
terminations, restructuring ........................          --         352

Foreign currency translation adjustment and
unrealized gain or loss on marketable securities ...          --       1,576

Net loss ...........................................     (91,038)    (91,038)
                                                         -------     -------
BALANCE AT JULY 28, 2002 ...........................    (725,925)     39,388

Issuance of common stock for cash related to options          --       1,444
Repurchase of common stock for cash related to
options ............................................          --          (2)
Amortization of deferred stock compensation ........          --         144
Acceleration and forfeiture of stock options and
deferred stock compensation related to
terminations, restructuring ........................          --         (16)
Foreign currency translation adjustment and
unrealized gain or loss on marketable securities ...          --          42

Net loss ...........................................     (13,798)    (13,798)
                                                         -------     -------
BALANCE AT JULY 31, 2003 ...........................  $ (739,723)   $ 27,202

                             VA SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                        Year Ended
                                                                                            July 31,      July 27,     July 28,
                                                                                              2003          2002         2001
                                                                                           ---------    ------------   --------
   Cash flows from operating activities:
     Net loss.......................................................................    $    (13,798) $    (91,038)  $  (525,268)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization................................................           5,351        16,153       102,786
       Provision for bad debts......................................................             (19)       (1,096)        3,968
       Provision for excess and obsolete inventory..................................              (6)       (4,378)       24,441
       Loss on disposal of assets...................................................              35         1,422             9
       Proportionate share of net losses in Japan investment........................              --         2,012            --
       Minority interest in Japan loss..............................................              --          (496)           --
       Gain on sale of Japan investment.............................................              --       (12,872)           --
       Release of contingent shares in relation to OSDN acquisition ................              --         1,313            --
       Amortization of deferred stock compensation..................................             144         1,671        61,268
       Non-cash compensation expense................................................              --            75            --
       Non-cash restructuring expense...............................................            (569)       36,426       101,237
       Impairment of long-lived assets..............................................             239        12,150       160,000
       Changes in assets and liabilities:
         Accounts receivable........................................................          (1,178)       10,439        17,635
         Inventories................................................................             (82)        2,046       (23,783)
         Prepaid expenses and other assets..........................................             286         3,391        (3,195)
         Accounts payable...........................................................          (1,212)      (12,244)      (12,446)
         Accrued restructuring liabilities..........................................          (3,105)        8,481         9,513
         Accrued liabilities and other..............................................          (2,098)       (8,159)        1,388
         Other long-term liabilities................................................             203          (388)          814
                                                                                        ------------  -------------  -----------
            Net cash used in operating activities...................................         (15,809)      (35,092)      (81,633)
                                                                                        ------------- -------------  -----------
   Cash flows from investing activities:
     Change in restricted cash......................................................             450         1,509          (609)
     Purchase of property and equipment.............................................            (289)         (417)      (14,750)
     Sale of property and equipment.................................................               8            --            --
     Purchase of marketable securities..............................................         (34,335)      (32,917)      (80,329)
     Sale of marketable securities..................................................          19,688        37,829       110,167
     Businesses acquired, net of cash acquired......................................              --            --         4,627
     Cash proceeds on sale of Japan investment......................................              --         5,059            --
     Purchase of other long-lived assets............................................              --            --        (1,929)

     Other, net.....................................................................              30           209           161
                                                                                        ------------  ------------   -----------
            Net cash provided by (used in) investing activities.....................         (14,448)       11,272        17,338
                                                                                        ------------- ------------   -----------
   Cash flows from financing activities:
     Payments on notes payable......................................................             (42)         (273)       (2,527)
     Proceeds from issuance of common stock.........................................           1,444           403         4,440
     Repurchase of common stock.....................................................              (2)          (17)         (273)
                                                                                        ------------- -------------  -----------
            Net cash provided by financing activities...............................           1,400           113         1,640
                                                                                        ------------  ------------   -----------
    Effect of exchange rate changes on cash and cash equivalents....................              12         1,367        (1,456)
                                                                                        ------------  ------------   -----------
    Net decrease in cash and cash equivalents.......................................         (28,845)      (22,340)      (64,111)
                                                                                        ------------- -------------  -----------
    Cash and cash equivalents, beginning of year....................................          35,148        57,488       121,599
                                                                                        ------------  ------------   -----------
    Cash and cash equivalents, end of year..........................................    $      6,303  $     35,148   $    57,488
                                                                                        ============  ============   ===========
   Supplemental cash flow information:
    Cash paid for state taxes.......................................................    $         16  $         18   $       335

    Cash paid for interest..........................................................    $          8  $         32   $       165

   Supplemental non-cash flow information:
   Issuance of common stock to acquire businesses...................................    $         --  $         --   $    14,397

              The accompanying notes are an integral part of these consolidated financial statements.

                             VA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Operations of the Company:

Overview

    We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. We develop, market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate the Open Source Development Network, Inc. ("OSDN"), a network of Internet Web sites.

     SourceForge is proprietary software designed for corporate and public-sector information technology ("IT") professionals and software engineering organizations. SourceForge is a Web-based application that enables IT and software engineering organizations to manage application development more effectively. SourceForge combines software development and collaboration tools with the ability to track, measure, and report on software project activity in real-time. With SourceForge, developers and project managers gain access to the information they need to reduce risk and become more productive. SourceForge is a relatively new product and additional development and enhancements are expected in the future.

    OSDN is a network of media and e-commerce Internet sites serving the Open Source, developer and IT communities, and media sites serving Web designers and consumers. OSDN sites, including SourceForge.net, Slashdot.org, Linux.com, NewsForge.com, DevChannel.org, and Freshmeat.com collectively receive more than 180 million page views, and more than 10 million unique visitors, every month

2.  Summary of Significant Accounting Policies:

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

     Reclassifications

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.

    Principles of Consolidation

    These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain, which is included in other income in the Company's consolidated statements of operations. On March 29, 2002, VA Linux Japan repurchased 10,000 shares of its outstanding stock from a third party other than the Company, thereby decreasing the number of shares outstanding and increasing the Company's investment to approximately 19%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002. The minority interest included in the results of operations for VA Linux Japan has not been material for any period presented and has been recorded in other income in the accompanying statements of operations. The operations of VA Linux Japan primarily relate to our former systems and services business.

  Foreign Currency Translation

    The functional currency of all the Company's foreign subsidiaries is the country's local currency. Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in comprehensive income as a component of stockholders' equity. As of July 31, 2003 the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. During fiscal 2001, the Company had two reportable business segments for revenue: systems and services and OSDN. The Company allocated its resources and evaluated performance of its separate segments based on revenue. As a result of the Company's decision to exit the systems business in the fourth quarter of fiscal 2001 and focus on its software application business, during fiscal 2002 the Company operated as one business segment, providing application software products and related OSDN products and services. During the fourth quarter of fiscal 2003, two separate businesses emerged and as of July 31, 2003, we operate as two reportable business segments: software and online. Due to the significant amount of shared operating resources that are utilized by both of the business segments, the Company only reports segment information for revenues and cost of sales.

    The Company marketed its products in the United States through its direct sales force. Revenues for each of the years ended July 31, 2003, July 27, 2002 and July 28, 2001 were primarily generated from sales to end users in the United States.

  Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

    The Company accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain/(loss) in stockholders' equity. The cost of the investments was not significantly different than the fair value for the fiscal years presented. The fair value of the Company's available-for-sale securities are based on quoted market prices at the balance sheet dates.

    Cash equivalents and investments consist of the following (in thousands) at market value:

                                                        July 31,        July 27,
                                                          2003            2002
                                                          ----            ----
    Government obligations...........................  $ 10,001         $ 22,319
    Corporate obligations............................    21,148            6,431
    Commercial paper.................................     4,796              598
                                                       --------         --------
              Total..................................  $ 35,945         $ 29,348
                                                       ========         ========

    Included in cash, cash equivalents..............   $  3,401         $ 11,450
    Included in short-term investments..............     27,864            7,952
    Included in Long-term investments...............      4,680            9,946
                                                       --------         --------
              Total.................................   $ 35,945         $ 29,348
                                                       ========         ========

  Restricted Cash

    During fiscal year 2000, the Company established letters of credit of approximately $2.3 million that are used to collateralize payments related to the Fremont building lease. As of July 31, 2003 and July 27, 2002, the Company had approximately $0.9 million and $1.4 million, respectively, of restricted cash related to this building lease.

  Inventories

    Inventories related to our online operations consist of finished goods are that are valued using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

  Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

                                                                                                 July 31,    July 27,
                                                                                                   2003        2002
                                                                                                   ----        ----
            Computer and office equipment (useful lives of 2 to 3 years)...................    $   6,238    $   6,295
            Furniture and fixtures (useful lives of 2 to 4 years)..........................        2,209        2,464
            Leasehold improvements (useful lives of lesser of estimated life or lease term)        3,762        3,748
            Software (useful lives of  2 to 5 years) ......................................        2,090        2,016
                                                                                               ---------    ---------
                      Total property and equipment.........................................       14,299       14,523
            Less: Accumulated depreciation and amortization................................      (10,032)      (7,300)
                                                                                               ----------   ---------
                      Property and equipment, net..........................................    $   4,267    $   7,223
                                                                                               =========    =========

    Depreciation expense for the years ended July 31, 2003, July 27, 2002, and July 28, 2001 was $3.2 million, $4.4 million, and $4.9 million, respectively.

  Goodwill and Intangibles and Impairment of Long-Lived Assets

    In connection with the acquisitions of TruSolutions, Inc. ("TruSolutions"), Precision Insight, Inc. ("Precision Insight"), NetAttach, Inc. ("NetAttach"), and OSDN (formerly known as "Andover.Net, Inc."), the Company recorded $381.3 million of goodwill and intangibles during fiscal 2000. The Company amortized $97.9 million of goodwill and intangibles in fiscal 2001. In connection with the restructuring plans in fiscal year 2001, the Company wrote off goodwill and intangibles associated with BNW, Life, Alabanza (companies previously acquired prior to fiscal year 2000) and TruSolutions in the amount of $59.7 million as the Company had exited these lines of business and expected no future cash flows. In connection with the Company's restructuring plans in fiscal year 2002, the Company wrote off goodwill and intangibles associated with NetAttach, and Precision Insight in the amount of $30.6 million due to the exit of the professional services and Linux software engineering businesses.

    The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset's carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 4 for details on impairment charges recognized during fiscal years 2002 and 2001.

    The Company performed an assessment of the carrying value of its long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with the Company's OSDN acquisition at July 28, 2001. The Company performed the assessment pursuant to SFAS No. 144 due to the significant slowdown in the economy affecting current operations and expected future sales, as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the industry was significant and other than temporary. As a result, the Company recorded during the fourth quarter of fiscal year 2001 a charge of $160.0 million to reduce goodwill and other intangible assets associated with the acquisition of OSDN, based on the amount by which the carrying value of these assets exceeded their fair value. The charge is included in the caption "Impairment of long-lived assets" in the consolidated statements of operations. Fair value was determined based on discounted future cash flows.

    Effective July 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible assets." Upon adoption of SFAS No. 142, the Company no longer amortized goodwill. Pursuant to SFAS No. 142, the Company tests goodwill for impairment. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. During the quarter ended July 27, 2002 goodwill was tested for impairment and the Company determined that it had only one Reporting Unit, providing application software products and related OSDN products and services. First, the Company determined whether its carrying amount exceeded its "fair value", which would indicate that goodwill may be impaired. Based on this test, the Company determined that goodwill could be impaired. Therefore, the Company compared the "implied fair value" of goodwill, as defined by SFAS No. 142, to its carrying amount to determine whether there was an impairment loss. As a result of the impairment test, the Company determined that the carrying value was impaired and it recorded an impairment loss of $3.6 million. The charge is included in the caption "Impairment of long-lived assets" in the statements of operations. There was no carrying value associated with goodwill at July 31, 2003 to be tested for impairment.

    Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. An evaluation was performed on the intangible assets during the quarter ended July 27, 2002. As a result of this evaluation, the Company determined that the carrying value was impaired and an impairment loss was recorded for $8.6 million. The charge is included in the caption "Impairment of goodwill, intangible assets and other long-lived assets" in the statements of operations. No events or circumstances occurred during the fiscal year ended July 31, 2003 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2003.

    The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

                                                                        As of July 31, 2003             As of July 27, 2002
                                                                  ------------------------------   -----------------------------
                                                                  Gross Carrying   Accumulated    Gross Carrying    Accumulated
                                                                      Amount       Amortization       Amount        Amortization
                                                                  ------------     ------------    ------------      -----------
       Domain and trade ...................................       $      5,922     $     (5,901)   $      5,922      $    (4,457)
       names...............................................
       Purchased technology................................              2,534           (2,534)          2,534           (1,830)
                                                                  ------------     ------------    ------------      -----------
             Total intangible assets.......................              8,456           (8,435)          8,456           (6,287)
       Goodwill............................................             60,362          (60,362)         60,362          (60,362)
                                                                  ------------     ------------    ------------      -----------
       Total changes in Goodwill and intangible assets.........   $     68,818     $    (68,797)   $     68,818      $   (66,649)
                                                                  ============     ============    ============      ===========

     The aggregate amortization expense of intangible assets, net of restructuring charges was $2.1 million and $11.7 million for the fiscal years ending July 31, 2003 and July 27, 2002, respectively. The estimated total amortization expense of acquired intangible assets is $12,700 and $8,500 for the fiscal years ending 2004 and 2005, respectively, at which point intangible assets will be fully amortized.

     The changes in the net carrying amount of goodwill for the years ended July 31, 2003, and July 27, 2002 are as follows (in thousands):


                                           July 31,      July 27,
                                             2003          2002
                                         ----------   -----------
Balance as of July.................      $       --   $    49,114
Amortization in the period.........              --            --
Goodwill additions.................              --            45
Write-off of goodwill..............              --       (49,159)
                                         ----------   -----------
Balance as of July.................      $       --   $        --
                                         ==========   ===========

Revenue Recognition

Software Revenues

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

     If the fee due from the customer is not fixed or determinable, the Company recognizes revenues at the earlier of the due date or when cash is received from the customer, assuming all other revenue recognition criteria have been met. If a significant portion of the fee is due after 120 days, the Company considers the fee not to be fixed or determinable.

     Online Revenues

     Advertising revenues are derived from the sale of advertising space on our various Web sites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonable assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Barter revenue transactions which totaled $2,000,000, 2,000,000 and 2,400,000 for the fiscal years ended July 31, 2003, July 27, 2002 and July 28,2001, respectively, are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third party Web sites.

     E-commerce revenues are derived from the online sale of consumer goods and digital animations. E-commerce revenues from the sale of consumer goods are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. In general, the Company recognizes e-commerce revenue upon the shipment of goods. The Company does grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented. The majority of the revenues derived from digital animation sales are related to membership arrangements. As a result, we recognize the value ratably over the term of the contract, normally 3 or 12 months

     Other Revenues

     The Company's revenue recognition policy related to its former hardware systems business follows SEC SAB No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price is fixed or determinable and collectibility is reasonably assured. In general, the Company recognizes product revenue upon shipment of the goods. The Company does not grant customers any rights to return these products.

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

   Advertising Expenses

     The Company expenses advertising costs as incurred. Total advertising expenses were $2.5 million, $2.7 million and $8.3 million for fiscal years ending July 31, 2003, July 27, 2002 and July 28, 2001, respectively.

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

     Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three fiscal years ended July 31, 2003, July 27, 2003 and July 28, 2003 the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                                             Fiscal Year Ended
                                                                    -----------------------------------
                                                                     July 31,    July 27,     July 28,
                                                                      2003         2002         2001
                                                                    --------    ---------    ---------
Net loss as reported .............................................  ($13,798)   ($ 91,038)   ($525,268)
Add back employee stock-based compensation expense related to
    stock options included in reported net loss ..................       144        1,671       61,268
Less employee stock-based compensation expense determined under ..
   fair value based method for all employee stock option awards,
                                                                    --------    ---------    ---------
 net  of related tax effects .....................................    (8,774)     (10,590)     (20,332)
                                                                    --------    ---------    ---------
   Pro forma net loss ............................................  ($22,428)   ($ 99,957)   ($484,332)
   Basic and diluted net loss per share ..........................  ($  0.25)   ($   1.72)   ($  10.78)
                                                                    --------    ---------    ---------
Pro forma basic and diluted net loss per share ...................  ($  0.41)   ($   1.88)   ($   9.94)
                                                                    --------    ---------    ---------

     The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 using the following assumptions:

                               Stock option Plans                 ESPP Plans
                           For the fiscal year ended       For the fiscal year ended
                          ---------------------------   ---------------------------------
                          July 31,  July 27,  July 28,  July 31,     July 27,     July 28,
                            2003      2002      2001      2003         2002         2001
                            ----      ----      ----      ----         ----         ----
Expected life (years) .      4.8         4         4       0.5          0.5          0.6
Risk-free interest rate        3%      3.7%      5.1%      1.1%         2.4%         5.2%
Volatility ............      108%      100%      100%       95%         100%         100%
Dividend yield ........      None      None      None      None         None         None

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

    In accordance with SOP 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" costs incurred related to internal use software are capitalized and amortized over their useful lives.

  Computation of Per Share Amounts

    In accordance with SFAS No. 128, basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the years ended July 31, 2003, July 27, 2002 and July 28, 2001, the Company has excluded all stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                 Year Ended
                                                                   -----------------------------------------
                                                                    July 31,       July 27,       July 28,
                                                                     2003            2002             2001
                                                                   ---------       ---------       ---------
Net loss ......................................................    $ (13,798)      $ (91,038)      $(525,268)
                                                                   =========       =========       =========
Basic and diluted:
  Weighted average shares of common stock outstanding .........       54,117          53,290          51,410
  Less: Weighted average shares subject to repurchase .........           (7)           (226)         (2,669)
                                                                   ---------       ---------       ---------
  Shares used in computing basic and diluted net loss per share       54,110          53,064          48,741
                                                                   =========       =========       =========
  Basic and diluted net loss per share ........................    $   (0.25)      $   (1.72)      $  (10.78)
                                                                   =========       =========       =========

    The  following   potential   common  shares  have  been  excluded  from  the
calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                                                 Year Ended
                                                                 -------------------------------------
                                                                   July 31,       July 27,     July 28,
                                                                     2003           2002         2001
                                                                 ------------   ------------  --------
        Anti-dilutive securities:
             Options to purchase common stock...................      9,433         12,308      10,834
             Common stock subject to repurchase.................         --             29         923
                                                                  -----------   ------------  --------
        Total Anti-dilutive securities..........................      9,433         12,337      11,757
                                                                  ===========    ===========   =======


  Comprehensive Loss

    Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities.

   Income Taxes

    The  Company  accounts  for  income  taxes  using  the  liability  method in accordance with SFAS No. 109, "Accounting for Income Taxes". Due to the Company's loss position in fiscal years 2003, 2002 and 2001, there was no provision for income taxes for the years ended July 31, 2003, July 27, 2002 and July 28, 2001. Deferred tax assets are recognized for anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases. A valuation allowance has been recorded for the total deferred tax assets as management believe it is more likely than not that these assets will not be realized as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability.

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

    In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee or indemnification. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material effect on these consolidated financial statements.


    In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for VA Software commencing with its fiscal year 2004 and is not expected to have a material impact on VA Software's consolidated results of operations or financial position.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." This Statement amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation,", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire its stock. The Company adopted the interim disclosure provisions for our financial reports during the quarter ended April 26, 2003 and has adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the fiscal year ended July 31, 2003. As the adoption of this standard involves disclosures only, it has not had a material impact on our consolidated financial statements.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Generally, a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's risk of loss or entitled to receive a majority of the VIE's residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. The Company has adopted the disclosure provisions and will adopt the consolidation requirements as of August 1, 2003. The adoption of the consolidation requirements of FIN No. 46 did not have a significant impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements.

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

  Concentrations of Credit Risk and Significant Customers

     The  Company's   investments   are  held  with  two   reputable   financial
institutions, both institutions are headquartered in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. As of July 31, 2003, no gross accounts receivables were concentrated with one customer. As of July 27, 2002 approximately 40% of gross accounts receivables were concentrated with one customer, Lavaca Systems, Inc. A reserve representing 100% of the gross accounts receivable related to this customer has been established.

     For the fiscal year ended July 31, 2003, one customer, Intel Corporation, accounted for approximately 17% of net revenues. For the fiscal year ended July 27, 2002, one customer, Intel Corporation, accounted for approximately 20% of net revenues. For the fiscal year ended July 28, 2001, one customer, Akamai Technologies, Inc., accounted for approximately 25% of net revenues. Going forward, the company does not anticipate that anyone customer will represent more than 10% of net revenues.

3.  Acquisitions and Divestitures

    There were no acquisitions or divestitures during the fiscal years ended 2003 and 2002. During the fiscal year ended July 28, 2001, the Company completed a number of acquisitions accounted for using the purchase method and as such, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values on the date of acquisition. The consolidated financial statements include the operating results of each business from the date of acquisition. Amounts allocated to goodwill and purchased intangible assets have been amortized on a straight-line basis over three to five years through July 28, 2001. As of July 29, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible assets," the Company no longer amortizes goodwill. Other intangible assets continue to be amortized on a straight-line basis over three to five years.


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

4.  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, the Company adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its software and online businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. The Company evaluates and updates, if applicable, these estimates quarterly. As of July 31, 2003, the Company had an accrual of approximately $14.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     The Company recorded a net restructuring credit of $0.3 million for the fiscal year ended July 31, 2003. This included $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease and $0.3 million of charges associated with the Company's fiscal 2002 plan to reduce its general and administrative overhead costs, net of $1.0 million credit adjustments to previously recorded restructuring reserves. As of July 31, 2003, the Company had an accrual of $0.4 million related to these charges.

     In addition to the above, the Company recorded a $0.4 million net credit in cost of revenues in the consolidated statement of operations for the fiscal year ended July 31, 2003. The $0.4 million consisted of $23,000 associated with severance and other related costs attributable to the fiscal 2002 plan to align the Company's infrastructure with its operations, net of adjustments to previously recorded restructuring reserves of $0.4 million related to the systems warranty reserve and excess facility reserves originally established during fiscal 2001. As of July 31, 2003, no outstanding accruals remained related to these restructuring charges.


     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                      Total                                        Total
                                                   Total Charged   Charged To    Total Charged     Cash        Restructuring
                                                    To Operations  Operations   To Operations    Receipts\     Liabilities at
                                                     Fiscal 2001   Fiscal 2002    Fiscal 2003    (Payments)     July 31, 2003
                                                   --------------  -----------    -----------    ----------    --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ...................    $  2,159       $   (888)     $     78        $ (1,349)      $    --
  Facilities charges ...........................       6,584          9,401           191          (1,287)        14,889
  Employee severance and other related charges .       3,498          1,997            37          (5,532)           --
                                                    --------       --------      --------        --------       --------
      Total cash provisions ....................      12,241         10,510           306        $ (8,168)      $ 14,889
                                                    --------       --------      --------        ========       ========
Non-cash:
  Write-off of goodwill and intangibles ........      59,723         30,632            --
  Write-off of other special charges
   relating to restructuring activities ........       4,434          5,442          (553)
  Write-off of accelerated options from
    terminated employees .......................       1,352             --            --
    Acceleration of deferred stock compensation       35,728            352           (16)
                                                    --------        --------      --------
      Total non-cash provisions ................     101,237         36,426          (569)
                                                    --------        --------      --------
      Total provisions .........................    $113,478       $ 46,936      $   (263)
                                                    ========        ========      ========

Below is a summary of the changes to the restructuring liability (in thousands):

                                                                   Balance at      Charged to                   Balance
                                                                    Beginning       Costs and                     at End
   Changes in the total accrued restructuring  liability            of Period       Expenses    Deductions      of Period
   -----------------------------------------------------           ----------      ----------   ----------      ----------
        For the year ended July 28, 2001.........................  $     --       $  12,241     $ (2,728)       $   9,513
        For the year ended July 27, 2002.........................  $  9,513       $  10,510     $ (2,029)       $  17,994
        For the year ended July 31, 2003.........................  $ 17,994       $     306     $ (3,411)       $  14,889

                                                                    Short          Long         Total
     Components of the total accrued restructuring liability        Term           Term        Liability
   -----------------------------------------------------           --------      ----------   ----------
        For the year ended July 28, 2001.........................  $  3,135      $   6,378    $   9,513
        For the year ended July 27, 2002.........................  $  3,397      $  14,597    $  17,994
        For the year ended July 31, 2003.........................  $  4,117      $  10,772    $  14,889

5.  Commitments and Contingencies

     The Company leases its facilities under operating leases that expire at various dates through fiscal year 2010. Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of July 31, 2003 are as follows (in thousands):

                                                Gross                     Net
                                              Operating    Sublease    Operating
                                               Leases       Income      Leases
                                              ---------    ---------   ---------
  2004.....................................    $5,370         $615      $4,755
  2005.....................................     4,916          309       4,607
  2006.....................................     3,709           77       3,632
  2007....................................      3,511            -       3,511
  2008.....................................     3,616            -       3,616
  Thereafter...............................     6,905            -       6,905
                                              ---------    ---------   ---------
            Total minimum lease payments...    $28,027       $1,001     $27,026
                                              =========    =========   =========

     Effective June 1, 2000, the Company entered into a ten-year lease agreement for a new corporate facility.

     Gross rent expense for the years ended July 31, 2003, July 28, 2002 and July 28, 2001 was approximately $3,889,401, $18,866,000 and $13,601,000, respectively. Rent expense was offset by sublease income of $2,436,655 and $5,966,578 for the years ended July 31, 2003 and July 27, 2002, respectively. $93,428 and $11,029,000 of the rent expense for the years ended July 31, 2003 and July 27, 2002, respectively, were attributable to an estimate of the loss related to idle facilities, which has been recorded as restructuring costs and other special charges in the statements of operations.

6.  Litigation

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. In October 2002, the court, pursuant to a stipulation, dismissed all claims against the Company's Former Officers without prejudice. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of the defendants, including the Company. The court's order did not dismiss any claims against the Company. As a result, discovery may now proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including VA Software. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. The Liu plaintiff was not alleged to have bought or sold VA Software stock. The Company was not served with the Liu complaint. The Complaint related generally to the ongoing IPO-related litigation currently pending in the United States District Court for the Southern District of New York, described above. On June 19, 2003, the Liu plaintiff filed an amended complaint that dropped the VA Software defendants from the litigation.

     The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

7.  Guarantees and Indemnifications

     As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2003.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2003.

     The Company warrants that its hardware products related to its previous hardware business will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the products to the customer for the life of the product, typically 36 months. The remaining estimated fair value of these agreements related to the Company's previous hardware business is minimal at July 31, 2003. Accordingly, the Company has a liability of approximately $12,000 recorded for these agreements as of July 31, 2003.

8.  Retirement Savings Plan

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

9.  Common Stock

    In October 1999, the Company's board of directors approved the reincorporation into Delaware by way of a merger with a newly-formed Delaware subsidiary in connection with the Company's IPO. In conjunction with the IPO, the Company issued 4,400,000 shares of common stock with an initial public offering price of $30.00 per share. Upon closing of the initial public offering, all of the outstanding shares of convertible preferred stock were automatically converted into 19,921,322 shares of common stock. In addition, the underwriters exercised their option to purchase 660,000 additional shares to cover the over-allotments of shares at the $30.00 per share offering price. The IPO raised approximately $141,000,000 after underwriting fees and $139,000,000 after all other direct costs. In fiscal year 2003, the Company cancelled 270,407 shares of its common stock, which has been recorded as treasury stock in the balance sheet and statement of stockholders' equity. In fiscal 2002, the Company cancelled 10,934 shares of its common stock which has been recorded as treasury stock in the balance sheet and statement of stockholders' equity.

    As of July 31, 2003 there were 55,470,064 shares of common stock issued and outstanding. VA Software is authorized to issue 250,000,000 shares of common stock, $0.001 par value. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are available and when declared by the Board of Directors. No cash dividends have been declared or paid through July 31, 2003.

    As of July 31, 2003, the Company had reserved shares of its common stock for future issuance as follows:

   1998 Stock Option Plan and Assumed Plans.................    21,039,118
   1999 Director Option Plan................................     1,250,000
   1999 Employee Stock Purchase Plan........................     2,225,391
                                                               -----------
                                                                24,514,509

  Stock Repurchase Agreements

    In connection with the exercise of options pursuant to the Company's Stock Option Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any unvested shares at the original exercise price of the shares upon termination of the employee. The repurchase right lapses ratably over the vesting term of the original option grant. As of July 31, 2003, there were no shares of the Company's common stock subject to repurchase by the Company.

  Stock Option Plan

    In fiscal year 1999, the Company adopted and the board of directors approved the 1998 Plan. A total of 35,106,353 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the Board of Directors. Through July, 31, 2003, 38,404,566 options have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company's common stock at terms and prices determined by the board of directors. The Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within three months of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors.

    The Company's 1999 Director's Option Plan (the "Directors' Plan") was adopted by the Company's board of directors in October 1999. A total of 1,250,000 shares of common stock have been reserved for issuance under the Directors' Plan, subject to an annual increase of the lesser of 250,000 shares, 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through July 31, 2003, 550,000 options have been granted under the Directors' Plan. Under the Directors' Plan, options are granted when a non-employee director joins the board of directors following the IPO and at each annual meeting where the director continues to serve on the board of directors. The Directors' Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected after the completion of the IPO. The Directors' Plan also provides that upon the date of each annual stockholders' meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders' meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant will have an exercise price per share equal to the fair market value of the common stock at the date of grant, will vest 25% immediately upon the grant date and monthly thereafter and become fully vested three years after the date of grant. Each automatic grant will have a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director's outstanding option will become fully vested and exercisable. Options granted under the Directors' Plan must be exercised within 3 months of the end of the non-employee director's tenure as a member of the board of directors, or within 12 months after a non-employee director's termination by death or disability, provided that the option does not terminate by its terms earlier. Unless terminated sooner, the Directors' Plan terminates automatically in 2009.

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

    The following is a summary of the option activity under all of the stock option plans for the years ended July 31, 2003, July 27, 2002 and July 28, 2001.


                                                       Options Outstanding
                                                  -----------------------------
                                      Options                       Weighted
                                     Available       Number of       Average
                                     for Grant        Shares     Exercise Price
                                  -------------   -------------  --------------
 Balance at July 28, 2000.......      7,509,685       9,533,518        11.77
   Authorized...................      3,293,288              --           --
   Granted......................     (8,683,574)      8,683,574         9.10
   Exercised....................             --      (2,395,276)        1.25
   Cancelled....................      4,272,107      (4,987,636)       16.62
   Repurchases..................        923,844              --           --
                                  -------------   -------------
 Balance at July 28, 2001.......      7,315,350      10,834,180         9.72
                                  =============   =============
   Authorized...................      2,901,816              --           --
   Granted......................     (8,082,800)      8,082,800         1.15
   Exercised....................             --        (511,674)        0.63
   Cancelled....................      5,970,320      (6,097,405)        8.79
   Repurchases..................        523,751              --           --
                                  -------------   -------------
 Balance at July 27, 2002.......      8,628,437      12,307,901         4.94
                                  =============   =============
   Authorized...................      2,904,105              --           --
   Granted......................     (1,584,600)      1,584,600         1.25
   Exercised....................             --      (1,499,274)        0.92
   Cancelled....................      2,906,164      (2,960,715)        9.24
   Repurchases..................          2,500              --           --
                                  -------------   -------------
 Balance at July 31, 2003.......     12,856,606       9,432,512         3.61
                                  =============   =============


     Outstanding Options                                          Options Exercisable
                                           Weighted               -------------------
                                            Average    Weighted                Weighted
                                           Remaining    Average                 Average
         Range of              Number      Life (in    Exercise                Exercise
      Exercise Prices        Outstanding    years)       Price      Shares       Price
      ---------------       ------------- ----------  ---------  -----------  --------
     $  0.02 -   0.96          770,610       6.01      $  0.22       629,109   $  0.06
     $  0.99 -   0.99        3,158,168       8.20      $  0.99     1,024,589   $  0.99
     $  1.00 -   2.32        2,248,877       8.92      $  1.52       497,484   $  1.75
     $  2.49 -   8.13        2,256,099       7.76      $  4.18     1,535,526   $  4.61
     $  8.50 - 112.06          998,758       7.17      $ 17.93       721,968   $ 19.26
                             ---------                             ---------
     $  0.02 - 112.06        9,432,512       7.98      $  3.61     4,408,676   $  5.20
                             =========                             =========

    During fiscal years 2003, 2002 and 2001, there were no options or stock purchase rights granted outside of the 1998 Plan outstanding. Total options exercisable at July 31, 2003 and July 27, 2002 were 4,408,676 and 4,116,898, respectively.

  Employee Stock Purchase Plan

  In October 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, the maximum aggregate number of shares of stock that may be issued under the ESPP is 2,500,000, cumulatively increased annually by an amount equal to the lesser of (a) one percent (1%) of the then issued and outstanding shares of common stock, (b) an amount determined by the Board of Directors, or
(c) 500,000 shares of common stock. During each six-month offering period, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. A total of 274,609 shares of common stock were issued under the ESPP through July 31, 2003. At July 31, 2003, 2,225,391 shares were available for issuance.

Employee Stock Option and Stock Purchase Plan

     The Company elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee's stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's consolidated financial statements.

    Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called "options," under the fair value method of that statement. The fair value of options granted during fiscal 2003, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

    The weighted average fair value of options granted during fiscal years 2003, 2002 and 2001 was $ 0.97, $0.81 and $6.52, respectively. Pursuant to the provisions of SFAS No. 123, the compensation cost associated with options granted in fiscal years 2003, 2002 and 2001 were estimated on the grant date using the Black-Scholes model and the following assumptions:

                                           Stock option Plans                   ESPP Plans
                                       For the fiscal year ended        For the fiscal year ended
                                       -------------------------        -------------------------
                                   July 31,   July 27,   July 28,    July 31,     July 27,     July 28,
                                     2003       2002       2001        2003         2002         2001
                                     ----       ----       ----        ----         ----         ----
   Expected life (years)..........   4.8         4         4           0.5         0.5          0.6
   Risk-free interest rate........     3%        3.7%      5.1%        1.1%        2.4%         5.2%
   Volatility.....................   108%       100%       100%         95%        100%         100%
   Dividend yield.................   None       None       None        None        None         None


    For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options' vesting period, for employee stock options, and the six-month purchase period, for stock purchases under the Employee Stock Purchase Plan and were included in the pro forma information in the Summary of Significant Accounting Policies under Stock-Based Compensation.

  Deferred Stock Compensation

    In connection with the grant of certain stock options to employees during fiscal 2000 and 1999, the Company recorded deferred stock compensation within stockholders' equity of approximately $37.8 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The Company amortizes the deferred stock compensation expense on an accelerated basis over the vesting period of the individual award which is generally equal to four years. This method of deferred stock expense amortization is in accordance with Financial Accounting Standards Board Interpretation No. 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation from year to year has decreased as options for which accrued but unvested compensation has been recorded have been forfeited. The Company recorded amortization of deferred stock compensation related to these options of $0.1 million, $1.2 million and $10.6 million for the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001, respectively. In addition, in connection with acquisitions, the Company recorded $0.5 million and $50.7 million of amortization of deferred stock compensation during the fiscal years ended July 27, 2002 and July 28, 2001. No amortization of deferred stock compensation related to acquisitions was recorded during the fiscal year ended July 31, 2003. Further, in connection with the restructuring discussed above, the Company recorded an expense of approximately $35.7 million related to the acceleration of deferred stock compensation for the fiscal year ended July 28, 2001. Finally, the Company made adjustments during fiscal years 2003 and 2002 related to deferred stock compensation for stock options of terminated employees of a credit of $16,000 and $0.3 million, respectively. All adjustments have been included in restructuring costs and other special charges in the statements of operations.

10.  Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Due to the Company's loss position in fiscal years 2003, 2002 and 2001, there was no provision for income taxes for the years ended July 31, 2003, July 27, 2002 and July 28, 2001. A valuation allowance has been recorded for the total deferred tax assets as management believes there are uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.

    The components of the net deferred tax assets are as follows (in thousands):

                                     July 31,    July 27,     July 28,
                                      2003         2002         2001
                                    --------     --------     --------
Net operating loss carryforwards    $ 83,577     $ 80,446     $ 68,965
Other reserves and accruals ....      13,081       11,494       19,726
                                    --------     --------     --------
                                      96,658       91,940       88,691
Valuation allowance ............     (96,658)     (91,940)     (88,691)
                                    --------     --------     --------
Net deferred income tax asset ..    $     --     $     --     $     --
                                    ========     ========     ========

    As of July 31, 2003, the Company has net operating loss carryforwards of approximately $233 million to offset future federal taxable income, which expires at various dates through fiscal year 2023. This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of OSDN. The deferred tax assets related to the acquisition of OSDN of approximately $5.6 million as of June 7, 2000, will be used to reduce the tax provision if and when realized. The Company also has California net operating loss carryforwards of approximately $73 million to offset future California taxable income, which expire at various dates through fiscal year 2013. The net operating loss carryforwards also include approximately $21.3 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to additional paid-in capital rather than a reduction of the provision for income taxes. The operating loss carryforwards to be used in future years is limited in accordance with the provisions of the Tax Reform Act of 1986 as the Company has experienced a cumulative stock ownership change of more than 50% over the last three years. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations


11.      Segment and Geographic Information

    Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. During fiscal 2001, the Company had two reportable business segments for revenue: systems and services and OSDN. The Company allocated its resources and evaluated performance of its separate segments based on revenue. As a result of the Company's decision to exit the systems business in the fourth quarter of fiscal 2001 and focus on its software application business, during fiscal 2002 the Company operated as one business segment, providing application software products and related OSDN products and services. During the fourth quarter of fiscal 2003, two separate businesses emerged and as of July 31, 2003, we operate as two reportable business segments: software and online. Due to the significant amount of shared operating resources that are utilized by both of the business segments, the Company only reports segment information for revenues and cost of sales.


    The accounting policies of the segments are the same as those described in the summary of significant accounting polices. There are no intersegment sales. Our chief operating decision maker evaluates performance based on each segment's revenue and gross margin rather than profit or similar measure. The Company's assets and liabilities are not discretely allocated or reviewed by segment.

                                                                                 Total
 (in thousands)                       Software        Online        Other       Company
 --------------------------------     --------        ------        -----       -------
Year Ended July 31, 2003
  Revenue from external customers    $   2,917     $  20,551    $     760     $  24,228
  Cost of revenues ..............    $   1,997     $  11,166    $    (383)    $  12,780
  Gross margin ..................    $     920     $   9,385    $   1,143     $  11,448
Year Ended July 27, 2002
  Revenue from external customers    $   1,086     $  15,967    $   3,332     $  20,385
  Cost of revenues ..............    $   2,387     $  10,393    $  (3,119)    $   9,661
  Gross margin ..................    $  (1,301)    $   5,574    $   6,451     $  10,724
Year Ended July 28, 2001
  Revenue from external customers    $      --     $  14,678    $ 120,212     $ 134,890
  Cost of revenues ..............    $      --     $  10,497    $ 143,606     $ 154,103
  Gross margin ..................    $      --     $   4,181    $ (23,394)    $ (19,213)

    The Company marketed its products in the United States through its direct sales force. Revenues for each of the fiscal years ended July 31, 2003, July 27, 2002 and July 28, 2001 were primarily generated from sales to end users in the United States of America.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

    a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by this item is incorporated by reference to the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement for the annual stockholders' meeting to be held on December 3, 2003.

Code of Ethics

     The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers. The Company has posted the text of this Code of Ethics on our Internet Web site at http://www.vasoftware.com/company/investor_relations/ code_of_conduct/.

Item 11. Executive Compensation

     The information called for by this item is incorporated by reference to the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement for the annual stockholders' meeting to be held on December 3, 2003. .

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated by reference to the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement for the annual stockholders' meeting to be held on December 3, 2003.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the annual stockholders' meeting to be held on December 3, 2003.

Item 14.  Principal Accountant Fees and Services.

     Not applicable.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

         1. All Financial Statements:

     See the Consolidated Financial Statements and notes thereto in Item 8 above.

         2. Schedule II -- Valuation and Qualifying Accounts are filed as part of this Form 10-K.

         3. Exhibits:

     See the Exhibit Index.

     (b) Reports on Form 8-K.

         On May 27, 2003, the Company furnished a Current Report on Form 8-K under Items 9 (Regulation FD Disclosure) and 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release announcing its financial results for the third quarter ended April 26, 2003 .

         On August 27, 2003, the Company furnished a Current Report on Form 8-K under Items 9 (Regulation FD Disclosure) and 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release announcing its financial results for the fourth quarter and fiscal year ended July 31, 2003.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VA SOFTWARE CORPORATION

                                       By:  /s/     ALI JENAB
                                          --------------------------------------
                                                    Ali Jenab
                                         Chief Executive Officer, President
                                          and Member of Board of Directors

Date: October 14, 2003

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

                Signature                                      Title                                   Date
                ---------                                      -----                                   ----

             /s/  ALI JENAB                       Chief Executive Officer, President             October 14, 2003
---------------------------------------        (principle executive officer) and Director
                  Ali Jenab

        /s/  KATHLEEN R. MCELWEE                     Chief Financial Officer                     October 14, 2003
---------------------------------------            (principle accounting officer)
             Kathleen R. McElwee

         /s/  LARRY M. AUGUSTIN                  Chairman of the Board of Directors              October 14, 2003
---------------------------------------
              Larry M. Augustin

         /S/  ANDRE M. BOISVERT                            Director                              October 14, 2003
---------------------------------------
              Andre M. Boisvert

             /s/  RAM GUPTA                                Director                              October 14, 2003
---------------------------------------
                  Ram Gupta

           /s/  DOUGLAS LEONE                              Director                              October 14, 2003
---------------------------------------
                Douglas Leone

     /s/  ROBERT M. NEUMEISTER, JR.                        Director                              October 14, 2003
---------------------------------------
          Robert M. Neumeister, Jr.

          /s/  CARL REDFIELD                               Director                              October 14, 2003
---------------------------------------
               Carl Redfield

          /s/ DAVID B. WRIGHT                              Director                              October 14, 2003
---------------------------------------
              David B. Wright

                             VA SOFTWARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                            Balance at   Charged to              Balance at
                                                             Beginning    Costs and                  End
    Description                                              of Period    Expenses   Deductions   of Period
    -----------                                              ---------    --------   ----------   ---------
    Year Ended July 28, 2001
      Allowance for doubtful accounts......................  $  1,475    $   3,968    $  1,196    $   4,247
      Allowance for excess and obsolete inventory..........  $  1,171    $  24,441    $  7,265    $  18,347
    Year Ended July 27, 2002
      Allowance for doubtful accounts......................  $  4,247    $  (1,096)   $  1,985    $   1,166
      Allowance for excess and obsolete inventory..........  $ 18,347    $  (4,378)   $ 13,939    $      30
    Year Ended July 31, 2003
      Allowance for doubtful accounts......................  $  1,166    $     (19)   $  1,003    $     144
      Allowance for excess and obsolete inventory..........  $     30    $      (6)   $     --    $      24

                                  EXHIBIT INDEX

      Exhibit
      Number

3.1**       --  Amended  and  Restated   Certificate  of  Incorporation  of  the
                Registrant

3.2**       -- Bylaws of the Registrant

4.1**       -- Specimen Common Stock Certificate

10.1**++    -- Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2**++    -- 1998 Stock Plan and forms of agreement thereunder

10.3**++    -- 1999 Employee Stock Purchase Plan

10.4**++    -- 1999 Director Option Plan

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

10.7+***    -- Master Lease  Agreement  between  Boca Global,  Inc. and Bordeaux
               Partners LLC

10.8+###    -- Master Lease Agreement  between  Registrant and Renco  Investment
               Company

10.9****    -- Consent of Linus Torvalds

23.1        -- Consent  of   PricewaterhouseCoopers   LLP,   Independent  Public
               Accountants

23.2        -- Notice regarding Consent of Arthur Andersen LLP

24.1        -- Power of Attorney (see signature page)

31.01       -- Certification Of Chief Executive  Officer Pursuant To Section 302
               Of The Sarbanes-Oxley Act Of 2002

31.02       -- Certification Of Chief Financial  Officer Pursuant To Section 302
               Of The Sarbanes-Oxley Act Of 2002

32.01       -- Certification Of Chief Executive  Officer Pursuant To Section 906
               Of The Sarbanes-Oxley Act Of 2002

32.02       -- Certification Of Chief Financial  Officer Pursuant To Section 906
               Of The Sarbanes-Oxley Act Of 2002

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

++          Denotes a management contract or compensatory plan or arrangement.