Form 10-Q
period 2003-10-31
VA SOFTWARE CORP
filed 2003-12-11
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2003

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title Of Class                 Outstanding At December 1, 2003
   Common Stock, $0.001 par value                    60,516,449

================================================================================

                                                           Table of Contents

 PART I.       FINANCIAL INFORMATION                                                                        Page No.
 Item 1.       Financial Statements (unaudited)............................................................       3
                   Condensed Consolidated Balance Sheets at October 31, 2003 and July 31, 2003.............       3
                   Condensed Consolidated Statements of Operations for the months three
                   ended  October 31, 2003 and October 26, 2002............................................       4
                   Condensed Consolidated Statements of Cash Flows for the three months ended
                   October 31, 2003 and 5 October 26, 2002.................................................
                   Notes to Condensed Consolidated Financial Statements....................................       6

 Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations.......      13
 Item 3        Quantitative and Qualitative Disclosures About Market Risk..................................      31
 Item 4        Controls and Procedures.....................................................................      32


 PART II.      OTHER INFORMATION
 Item 1.       Legal Proceedings...........................................................................      32
 Item 5.       Other Information...........................................................................      32
 Item 6.       Exhibits and Reports on Form 8-K............................................................      33
 Signatures................................................................................................      33
 Certifications............................................................................................      35

                                     PART I

                             VA SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                              October 31,     July 31,
                                                                 2003           2003
                                                              ---------      ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents .............................     $   4,539      $   6,303
  Short-term investments ................................        26,627         27,864
  Restricted cash, current ..............................           450            450
  Accounts receivable, net ..............................         2,539          1,928
  Inventories ...........................................           568            388
  Prepaid expenses and other assets .....................         1,771          1,232
                                                              ---------      ---------
          Total current assets ..........................        36,494         38,165
  Property and equipment, net ...........................         4,165          4,267
  Goodwill and intangibles, net .........................            18             21
  Long-term investments .................................         6,133          4,680
  Restricted cash, non current ..........................           450            450
  Other assets ..........................................         1,049            912
                                                              ---------      ---------
          Total assets ..................................     $  48,309      $  48,495
                                                              =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................     $     977      $     863
  Accrued restructuring liabilities, current portion ....         3,577          4,117
  Accrued compensation ..................................         1,358          1,346
  Deferred revenue ......................................         1,400            751
  Accrued liabilities and other .........................         1,186          2,263
                                                              ---------      ---------
          Total current liabilities .....................         8,498          9,340
Accrued restructuring liabilities, net of current portion        10,272         10,772
Other long-term liabilities .............................         1,166          1,181
                                                              ---------      ---------
          Total liabilities .............................        19,936         21,293
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity:
  Common stock ..........................................            57             56
  Treasury stock ........................................            (4)            (4)
  Additional paid-in capital ............................       769,215        766,765
  Deferred stock compensation ...........................            --            (20)
  Accumulated other comprehensive gain ..................            51            128
  Accumulated deficit ...................................      (740,946)      (739,723)
                                                              ---------      ---------
          Total stockholders' equity ....................        28,373         27,202
                                                              ---------      ---------
          Total liabilities and stockholders' equity ....     $  48,309      $  48,495
                                                              =========      =========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts, unaudited)

                                                                         Three Months Ended
                                                                    October 31,     October 26,
                                                                        2003            2002
                                                                     --------         --------
Net revenues:
  Software revenues .........................................        $    815         $    711
  Online revenues ...........................................           4,951            4,155
  Other revenues ............................................              31              209
                                                                     --------         --------
     Net revenues ...........................................           5,797            5,075
Cost of revenues:
  Software cost of revenues .................................             595              593
  Online cost of revenues ...................................           2,655            2,311
  Other cost of revenues ....................................              --             (157)
                                                                     --------         --------
     Cost of revenues .......................................           3,250            2,747
                                                                     --------         --------
     Gross margin ...........................................           2,547            2,328
                                                                     --------         --------
Operating expenses:
  Sales and marketing .......................................           2,392            2,321
  Research and development ..................................           1,827            2,044
  General and administrative ................................             724            1,755
  Restructuring costs and other special charges .............             (17)             (15)
  Amortization of deferred stock compensation ...............              20               38
  Amortization of goodwill and intangible assets ............               3              644
                                                                     --------         --------
          Total operating expenses ..........................           4,949            6,787
                                                                     --------         --------
Loss from operations ........................................          (2,402)          (4,459)
Interest income, net ........................................             248              354
Other income (expense), net .................................             931              (28)
                                                                     --------         --------
Net loss ....................................................        $ (1,223)        $ (4,133)
                                                                     ========         ========

Basic and diluted net loss per share ........................        $  (0.02)        $  (0.08)
                                                                     ========         ========
Shares used in computing basic and diluted net loss per share          56,255           53,717
                                                                     ========         ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                        Three Months Ended
                                                                                    October 31,     October 26,
                                                                                       2003             2002
                                                                                     --------         --------
Cash flows from operating activities:
  Net loss ..................................................................        $ (1,223)        $ (4,133)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ............................             489            1,618
    Provision for bad debts .................................................               8               (2)
    Provision for excess and obsolete inventory .............................              (1)               6
    Loss on disposal of assets ..............................................              --                1
    Amortization of deferred stock compensation .............................              20               38
    Non-cash restructuring expense ..........................................              --              (85)
    Changes in assets and liabilities:
      Accounts receivable ...................................................            (619)            (126)
      Inventories ...........................................................            (179)             (42)
      Prepaid expenses and other assets .....................................            (676)            (166)
      Accounts payable ......................................................             114             (271)
      Accrued restructuring liabilities .....................................          (1,040)            (852)
      Deferred revenue ......................................................             649             (129)
      Accrued liabilities and other .........................................          (1,065)          (1,571)
      Other long-term liabilities ...........................................             (15)              36
                                                                                     --------         --------
         Net cash used in operating activities ..............................          (3,538)          (5,678)
                                                                                     --------         --------
Cash flows from investing activities:
  Purchase of property and equipment ........................................            (384)             (33)
  Purchase of marketable securities .........................................          (6,148)         (17,671)
  Sale of marketable securities .............................................           5,932            3,501
  Other, net ................................................................             (80)             (69)
                                                                                     --------         --------
         Net cash used in investing activities ..............................            (680)         (14,272)
                                                                                     --------         --------
Cash flows from financing activities:
  Payments on notes payable .................................................              --              (42)
  Proceeds from issuance of common stock, net ...............................           2,451              165
                                                                                     --------         --------
         Net cash provided by financing activities ..........................           2,451              123
                                                                                     --------         --------

 Effect of exchange rate changes on cash and cash equivalents ...............               3               (3)
                                                                                     --------         --------
 Net decrease in cash and cash equivalents ..................................          (1,764)         (19,830)
                                                                                     --------         --------
 Cash and cash equivalents, beginning of period .............................           6,303           35,148
                                                                                     --------         --------
 Cash and cash equivalents, end of period ...................................        $  4,539         $ 15,318
                                                                                     ========         ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by VA Software Corp. ("VA," "VA Software" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and other comprehensive loss and cash flows for the interim periods presented. The financial statements and the accompanying notes, however, should be read in conjunction with VA's audited consolidated financial statements and the notes thereto included in VA's Annual Report on Form 10-K for the fiscal year ended July 31, 2003, filed with the SEC on October 14, 2003. The condensed consolidated balance sheet as of July 31, 2003 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

    The results of operations for the three months ended October 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 31, 2004.

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

    Foreign Currency Translation

    The functional currency of all the Company's foreign subsidiaries is the country's local currency. Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in comprehensive income as a component of stockholders' equity. As of October 31, 2003 the Company did not hold any foreign currency derivative instruments.

    Segment and Geographic Information

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is comprised of the Chief Executive Officer and the executive team. The Company operates as two reportable business segments: software and online. Due to the significant amount of shared operating resources that are utilized by both of the business segments, the Company only reports segment information for revenues and cost of sales.

    The Company markets its products in the United States through its direct sales force. Revenues for each of the three months ended October 31, 2003 and October 26, 2002 were primarily generated from sales to end users in the United States.

     Revenue Recognition

     Software Revenues

     Software revenues are derived from the Company's SourceForge application software business and include software licenses, professional services, maintenance, support and training. Software revenue represents $815,000 and $711,000, or 14.1% and 14.0%, of total revenue for the three months ended October 31, 2003 and October 26, 2002, respectively.

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

     For perpetual licenses, the Company uses the residual method to recognize revenues. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. A typical perpetual license agreement may include professional services, maintenance and training. Revenue from non-essential professional services is recognized as the work is performed based on fair value. When an agreement includes professional services that are significant or essential to the functionality of the software, the Company uses the percentage of completion contract accounting method for the entire arrangement, including license fees. Maintenance revenues are recognized ratably over the term of the maintenance period (generally one year). Software maintenance agreements provide technical support and the right to unspecified updates/upgrades on an if-and-when-available basis. Fair value for the ongoing maintenance obligations are based upon separate sales or maintenance sold to customers or upon renewal rates quoted in the contract, when these exist. The unrecognized portion of amounts paid in advance for licenses and services are recorded as deferred revenue.

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

     If the fee due from the customer is not fixed or determinable, the Company recognizes revenues at the earlier of the due date or when cash is received from the customer, assuming all other revenue recognition criteria have been met. If a significant portion of the fee is due after 120 days, the Company presumes the fee not to be fixed or determinable.

     Online Revenues

     Online revenues include online advertising and e-commerce revenues. Total online revenues of $5.0 million and $4.2 million represented 85.4% and 81.9% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. Online advertising revenues of $2.3 million and $2.3 million represented 39.7% and 45.0% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. Online advertising revenues included $0.5 million of barter revenue for each of the three months ended October 31, 2003 and October 26, 2002. E-commerce revenues of $2.7 million and $1.9 million represented 46.6% and 36.9% of total revenues for the three months ended October 31, 2003, and October 26, 2002, respectively.

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

     Other Revenues

     Other revenues are derived from the Company's former hardware, customer support, and hardware-related professional services businesses. Other revenues represent $31,000 and $209,000 or 0.5% and 4.1% of total revenues, for the three months ended October 31, 2003 and October 26, 2002, respectively.

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

    The Company recognizes revenues from customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognizes revenues from professional service contracts upon completion of the project, or using the percentage of completion contract accounting method where project costs can be reasonably estimated. The Company records any payments received prior to revenue recognition as deferred revenue. For the three months ended October 31, 2003, revenues from customer support services and professional service contracts associated with our former hardware business were not material.

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

    Stock Based Compensation

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

      Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three months ended October 31, 2003, and October 26, 2002 the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                                                        Three Months Ended
                                                                                    October 31,      October 26,
                                                                                       2003             2002
                                                                                     --------         --------
Net loss as reported  ..........................................................     $ (1,223)        $ (4,133)
Add back employee stock-based compensation expense related to
   stock options included in reported net loss  ................................           20               38

Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards, net of related
   tax effects .................................................................       (1,402)          (2,300)
                                                                                     --------         --------
   Pro forma net ...............................................................     $ (2,605)        $ (6,395)
                                                                                     --------         --------
Shares used in computing basic and diluted net loss per share ..................       56,255           53,717
                                                                                     ========         ========
Reported  Basic and diluted net loss per .......................................     $  (0.02)        $  (0.08)
                                                                                     --------         --------
Pro forma basic and diluted net loss per share .................................     $  (0.05)        $  (0.12)
                                                                                     --------         --------


      The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 using the following assumptions:

                                              Stock option Plans                        ESPP Plans
                                          For The Three Months Ended            For The Three Months Ended
                                       ----------------------------------  -------------------------------------
                                         October 31,        October 26,      October 31,          October 26,
                                            2003                2002             2003                 2002
                                       ----------------     -------------  -----------------     ---------------
Expected life (years)..................      5.09                4.74             0.49                 0.50
Risk-free interest rate................      3.3%                2.9%             1.1%                 1.2%
Volatility.............................      1.1%                1.1%             1.0%                 1.0%
Dividend yield.........................      None                None             None                 None


    Goodwill and Intangibles

    Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three months ended October 31, 2003 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2003.


     The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                                   As of October 31, 2003            As of July 31, 2003
                                                ----------------------------     ----------------------------
                                                Gross Carrying   Accumulated     Gross Carrying   Accumulated
                                                    Amount       Amortization        Amount       Amortization
                                                   --------        --------         --------        --------
Domain and trade ..............................    $  5,922        $ (5,904)        $  5,922        $ (5,901)
names
Purchased technology ..........................       2,534          (2,534)           2,534          (2,534)
                                                   --------        --------         --------        --------
      Total intangible assets .................       8,456          (8,438)           8,456          (8,435)
Goodwill ......................................      60,362         (60,362)          60,362         (60,362)
                                                   --------        --------         --------        --------
Total changes in Goodwill and intangible assets    $ 68,818        $(68,800)        $ 68,818        $(68,797)
                                                   ========        ========         ========        ========

    The aggregate amortization expense of intangible assets, net of restructuring charges was $3,000 and $644,000 for the three-month periods ending October 31, 2003 and October 26, 2002, respectively. The estimated total amortization expense of acquired intangible assets is $12,700 and $9,500 for the fiscal years ending July 31, 2004 and July 31, 2005, respectively.

    Inventories

    Inventories related to our online operations consist of finished goods that are valued using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

    Concentrations of Credit Risk and Significant Customers

    The   Company's   investments   are  held  with  two   reputable   financial
institutions. Both institutions are headquartered in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivable. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. As of October 31, 2003, one customer accounted for 11.2% of gross accounts receivables outstanding. The receivable is less than 31 days old and the Company believes the receivable is fully collectable.

    For the three months ended October 31, 2003, no single customer accounted for more than 10% of VA's net revenues. For the three months ended October 26, 2002 one customer, Intel Corporation, accounted for approximately 19.7% of net revenues.

3.  Restructuring Costs and Other Special Charges

    In fiscal 2001 and 2002, the Company adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its software and online businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. The Company evaluates and updates, if applicable, these estimates quarterly. As of October 31, 2003, the Company had an accrual of approximately $13.8 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses. The non-cancelable leases will expire by the end of fiscal year 2010.

    The Company recorded a $17,000 net credit in restructuring expenses in the consolidated statement of operations for the three months ended October 31, 2003. The $17,000 net credit was a result of sublease income earned from a non-related party.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                       Total Charged
                                                             Total          Total      To Operations     Total
                                           Total Charged   Charged To     Charged To   Quarter ended      Cash       Restructuring
                                           To Operations   Operations     Operations     October 31,    Receipts/    Liabilities at
                                            Fiscal 2001    Fiscal 2002    Fiscal 2003       2003       (Payments)   October 31, 2003
                                           -------------   -----------    -----------  -------------   ----------   ----------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ...........     $  2,159       $   (888)      $     78       $     --       $ (1,349)      $     --
  Facilities charges ...................        6,584          9,401            191            (17)        (2,310)      $ 13,849
  Employee severance and other related
    charges ............................        3,498          1,997             37             --         (5,532)            --
                                             --------       --------       --------                      --------       ---------
      Total cash provisions ............       12,241         10,510            306            (17)      $ (9,191)      $ 13,849
                                             --------       --------       --------       --------       ========       =========
Non-cash:
  Write-off of goodwill and intangibles        59,723         30,632             --             --
  Write-off of other special charges
    relating to restructuring activities        4,434          5,442           (553)            --
  Write-off of accelerated options from
    terminated employees ...............        1,352             --             --             --
  Acceleration of deferred stock
    compensation .......................       35,728            352            (16)            --
                                             --------       --------       --------
      Total non-cash provisions ........      101,237         36,426           (569)            --
                                             --------       --------       --------
      Total provisions .................     $113,478       $ 46,936       $   (263)      $    (17)
                                             ========       ========       ========       ========

Below is a summary of the changes to the restructuring liability (in thousands):

                                                                         Balance at     Charged to                   Balance at
                                                                         Beginning      Costs and                        End
     Changes in the total accrued restructuring  liability               of Period      Expenses      Deductions      of Period
     -----------------------------------------------------               ---------     ----------     ----------     ----------
        For the year ended July 28, 2001..............................   $     --      $  12,241       $  (2,728)    $   9,513
        For the year ended July 27, 2002..............................   $  9,513      $  10,510       $  (2,029)    $  17,994
        For the year ended July 31, 2003..............................   $ 17,994      $     306       $  (3,411)    $  14,889
        For the quarter ended October 26, 2002........................   $ 17,994      $     (15)      $    (837)    $  17,142
        For the quarter ended October 31, 2003........................   $ 14,889      $     (17)      $  (1,023)    $  13,849
                                                                            Short         Long           Total
     Components of the total accrued restructuring liability                Term          Term         Liability
     -------------------------------------------------------             -----------   ----------     -----------
        For the year ended July 28, 2001..............................   $  3,135      $   6,378       $   9,513
        For the year ended July 27, 2002..............................   $  3,397      $  14,597       $  17,994
        For the year ended July 31, 2003..............................   $  4,117      $  10,772       $  14,889
        For the quarter ended October 26, 2002........................   $  3,782      $  13,360       $  17,142
        For the quarter ended October 31, 2003........................   $  3,577      $  10,272       $  13,849

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

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                    Three Months Ended
                                                                 ------------------------
                                                                 October 31,   October 26,
                                                                    2003          2002
                                                                  --------      --------
Net loss ......................................................   $ (1,223)     $ (4,133)
                                                                  ========      ========
Basic and diluted:
  Weighted average shares of common stock outstanding .........     56,255        53,734
  Less: Weighted average shares subject to repurchase .........         --           (17)
                                                                  --------      --------
  Shares used in computing basic and diluted net loss per share     56,255        53,717
                                                                  ========      ========
  Basic and diluted net loss per share ........................   $  (0.02)     $  (0.08)
                                                                  ========      ========

    The  following   potential   common  shares  have  been  excluded  from  the
calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                                    Three Months Ended
                                                                 ------------------------
                                                                 October 31,   October 26,
                                                                    2003          2002
                                                                   ------        ------
Anti-dilutive securities:
     Options to purchase common stock .........................     8,347        11,511
     Common stock subject to repurchase .......................        --             5
                                                                   ------        ------
     Total                                                          8,347        11,516
                                                                   ======        ======

5. Comprehensive Loss

    Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three months ended October 31, 2003 and October 26, 2002, total comprehensive loss was approximately $1.3 million and $4.2 million, respectively.

6. Segment and Geographic Information

    The accounting policies of the segments are the same as those described in the summary of significant accounting polices. There are no intersegment sales. Our chief operating decision maker evaluates performance based on each segment's revenue and gross margin rather than profit or similar measure. The Company's assets and liabilities are not discretely allocated or reviewed by segment.

                                                                                                      Total
     (in thousands)                                       Software      Online         Other         Company
                                                          ---------   ----------    -----------     ----------
    Three Months Ended October 31, 2003
      Revenue from external customers.................     $    815    $   4,951       $    31       $   5,797
      Cost of revenues................................     $    595    $   2,655       $    --       $   3,250
                                                          ---------   ----------    -----------     ----------
      Gross margin....................................     $    220    $   2,296       $    31       $   2,547
    Three Months Ended October 26, 2002
      Revenue from external customers.................     $    711    $   4,155       $   209       $   5,075
      Cost of revenues................................     $    593    $    2,311      $  (157)      $   2,747
                                                          ---------   -----------   -----------     ----------
      Gross margin....................................     $    118    $   1,844       $   366       $   2,328

   7.  Litigation

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

   8. Recent Accounting Policies

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

9.  Guarantees and Indemnifications

    As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2003.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2003.

    The Company warrants that its hardware products related to its previous hardware business will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the products to the customer for the life of the product, typically 36 months. The remaining estimated fair value of these agreements related to the Company's previous hardware business is minimal at October 31, 2003. Accordingly, the Company has a liability of approximately $12,000 recorded for these agreements as of October 31, 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

    This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as "intend," "expect," "believe," "in our view," and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-Q entitled
"Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. We develop market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate the Open Source Development Network, Inc. ("OSDN"), a network of Internet Web sites.

     SourceForge is a Web-based, proprietary software application designed for corporate and public-sector information technology ("IT") professionals and software engineering organizations. SourceForge enables IT and software engineering organizations to manage application development more effectively.
SourceForge combines software development and collaboration tools with the ability to track, measure, and report on software project activity in real-time. With SourceForge, developers and project managers gain access to the information they need to reduce risk and become more productive. SourceForge is a relatively new product and additional development and enhancements are expected in the future.

    OSDN is a network of media and e-commerce Internet sites serving the IT professional and the software development communities. As of December 1, 2003, OSDN reaches 12 million unique visitors and serves more than 225 million page views per month. Our OSDN Web sites include:

    o SourceForge.net, our flagship Web site and software development center. As of December 1, 2003, SourceForge.net was the development home for more than 72,000 software development projects and had more than 740,000 registered users.

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

    o ITManagersJournal.com, a Web site delivering strategic and technical information to help top-level IT professionals implement enterprise-level Open Source and proprietary architecture, applications, and infrastructure solutions.

    o Animation Factory.com, a source for three-dimensional art, animations and presentations. Animation Factory offers a dynamic collection of easy to use animations that work can be added to email, Web pages and presentations.


Results of Operations

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

       We have completed nine quarters of operations focused on building our application software business, and accordingly have a limited operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continues to be derived from our online business and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

     The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.


                                                          Three Months Ended
                                                      October 31,    October 26,
                                                         2003           2002
                                                        -----          -----
Consolidated Statements of Operations Data:
  Software revenues ...............................        14.1%          14.0%
  Online revenues .................................        85.4           81.9
  Other revenues ..................................         0.5            4.1
                                                          -----          -----
     Net revenues .................................       100.0%         100.0%
  Software cost of revenues .......................        10.3           11.7
  Online cost of revenues .........................        45.8           45.5
  Other cost of revenues ..........................        --             (3.1)
                                                          -----          -----
     Cost of revenues .............................        56.1           54.1
                                                          -----          -----
  Gross margin ....................................        43.9           45.9
                                                          -----          -----
  Operating expenses:
     Sales and marketing ..........................        41.3           45.7
     Research and development .....................        31.5           40.3
     General and administrative ...................        12.5           34.6
     Restructuring costs and other special charges         (0.3)          (0.3)
     Amortization of deferred stock compensation ..         0.3            0.7
     Amortization of goodwill and intangible assets         0.1           12.7
                                                          -----          -----
       Total operating expenses ...................        85.4          133.7
                                                          -----          -----
  Loss from operations ............................       (41.5)         (87.8)
  Interest Income, net ............................         4.3            7.0
  Interest and other income, net ..................        16.0           (0.6)
                                                          -----          -----
  Net loss ........................................       (21.2)%        (81.4)%
                                                          =====          =====

  Net Revenues

     During the fourth quarter of fiscal 2003, two separate businesses emerged and as of July 31, 2003, we operate as two reportable business segments: software and online.

     Our net revenues increased to $5.8 million for the three months ended October 31, 2003, from $5.1 million for the three months ended October 26, 2002. The $0.7 million increase in net revenues was due primarily to an increase in our online and software businesses, offset by a decrease in other revenue derived from our exited hardware business.

     For the three months ended October 31, 2003, no single customer accounted for more than 10% of VA's net revenues. For the three months ended October 26, 2002 one customer, Intel Corporation, accounted for approximately 19.7% of net revenues. Going forward, we do not anticipate that any one customer will represent more than 10% of net revenues.

     Software Revenues

     Software revenues are derived from our application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $0.8 million, or 14.1%, and $0.7 million, or 14.0%, of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. The increase in software revenues is primarily due to the year over year increase in our installed customer base. [Consider discussing whether these increases were the result of additional new customers or greater orders from existing customers.]

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

     Online Revenues

     Online revenues include online advertising and e-commerce revenues. Total online revenues of $5.0 million and $4.2 million represented 85.4% and 81.9% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. Online advertising revenues of $2.3 million and $2.3 million represented 39.7% and 45.0% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. Online advertising revenues included $0.5 million of barter revenue for each of the three months ended October 31, 2003 and October 26, 2002. E-commerce revenues of $2.7 million and $1.9 million represented 46.6% and 36.9% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. The increase in e-commerce revenues was primarily due to an increase in our online community, web site enhancements and an increase in the number of product offerings sold on our sites.

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

     Other Revenues

     Other revenues are derived from our former hardware, customer support, and professional services businesses. Other revenues represent $31,000 or 0.5%, of total revenues for the three months ended October 31, 2003 and $0.2 million or 4.1% for the three months ended October 26, 2002.

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


  Cost of Revenues

     Cost of software revenues were $0.6 million for each of the three months ended October 31, 2003 and October 26, 2002. Cost of software revenues were 10.3% and 11.7% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. This percentage decrease was primary related to an increase in total revenue. Software margin increased to $0.2 million for the three months ended October 31, 2003, from $0.1 million for the three months ended October 26, 2002. Software gross margin was 3.8% and 2.3% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. This percentage increase was primary related to an increase in total revenue

     Cost of online revenues increased to $2.7 million for the three months ended October 31, 2003, from $2.3 million for the three months ended October 26, 2002. Cost of online revenues was 45.8% and 45.5% of total revenues for the three months ended October 31, 2003 and October 26, 2002 respectively. The increase in cost of online revenues was primary due to the increase in e-commerce revenue which carries a higher variable cost of revenues than our other businesses. Online gross margin increased to $2.3 million for the three months ended October 31, 2003, from $1.8 million for the three months ended October 26, 2002. Online gross margin was 39.6% and 36.3% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. The increase in online gross margin was related to an increase in total revenue partially offset by an increase in cost of online revenues.

  Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

    Sales and marketing expenses were $2.4 million for the three months ended October 31, 2003 and $2.3 million for the three months ended October 26, 2002. The 4% increase was primarily related to increased marketing activities related to our online business. Sales and marketing expenses were 41.3% and 45.7% of total revenues for the three months ended October 31, 2003 and October 26, 2002, respectively. This decrease as a percentage of net revenues was primarily related to our increase in revenue. Going forward we expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of net revenues.

  Research and Development Expenses

    Research and development expenses consist primarily of salaries and related expenses for software engineers.

    Research and development expenses decreased by 10% to $1.8 million for the three months ended October 31, 2003 from $2.0 million for the three months ended October 26, 2002. The $0.2 million decrease was primarily due to a $0.1 million decrease in salary expense and a $0.1 million decrease in outside contractor expense. Average headcount decreased to 39 during the three months ended October 31, 2003 from an average headcount of 44 during the three months ended October 26, 2002. Research and development expenses as a percentage of net revenues decreased to 31.5% for the three months ended October 31, 2003 from 40.3% for the three months ended October 26, 2002. This decrease as a percentage of net revenues was the result of both lower expenses and increased revenues. Going forward we expect research and development expenses to nominally increase in absolute dollars but to decrease as a percentage of net revenues.

  General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for finance and administrative personnel and professional fees for accounting and legal services.

    General and administrative expenses decreased by 61% to $0.7 million for the three months ended October 31, 2003 from $1.8 million for the three months ended October 26, 2002. The $1.1 million dollar decrease was primarily due to a $0.9 million reversal of accrued legal expenses reserved for securities litigation expenses that were ultimately paid by a Company insurer, and a $0.3 million reversal of legal expenses related to a lawsuit that was favorably resolved during the quarter, partially offset by a $0.1 million increase in direct labor costs. General and administrative expenses as a percentage of net revenues decreased to 12.5% for the three months ended October 31, 2003 from 34.6% for the three months ended October 26, 2002. This decrease as a percentage of net revenues was primarily the result of lower expenses. As a result of the one-time expense reductions noted above, going forward, we expect G&A expenses to increase substantially both in absolute dollars and as a percentage of net revenues.

  Restructuring Costs and Other Special Charges

    In fiscal 2001 and 2002, we adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our software and online businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of October 31, 2003, we had an accrual of approximately $13.8 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

    We recorded a $17,000 net credit in restructuring expenses in the consolidated statement of operations for the three ended months October 31, 2003. The $17,000 net credit was related to sublease income received from a non-related party.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                        Total Charged
                                                           Total           Total        To Operations     Total       Restructuring
                                         Total Charged   Charged To      Charged To     Quarter ended      Cash       Liabilities at
                                         To Operations   Operations      Operations      October 31,      Receipts/     October 31,
                                          Fiscal 2001    Fiscal 2002     Fiscal 2003        2003         (Payments)        2003
                                            -------       --------        --------        --------        --------       --------
Cash Provisions:
  Other special charges relating to
    restructuring activities ...........   $  2,159       $   (888)       $     78        $     --        $ (1,349)           $--
  Facilities charges ...................      6,584          9,401             191             (17)         (2,310)      $ 13,849
  Employee severance and other related
    charges ............................      3,498          1,997              37              --          (5,532)            --
                                            -------       --------        --------                        --------       --------
       Total cash provisions ...........     12,241         10,510             306             (17)       $ (9,191)      $ 13,849
                                            -------       --------        --------        --------        --------       --------

Non-cash:
  Write-off of goodwill and intangibles      59,723         30,632              --              --
  Write-off of other special charges
    relating to restructuring activities      4,434          5,442            (553)             --
  Write-off of accelerated options from
    terminated employees ...............      1,352             --              --              --
  Acceleration of deferred stock
    compensation .......................     35,728            352             (16)             --
                                           --------       --------        --------
       Total non-cash provisions .......    101,237         36,426            (569)             --
                                           --------       --------        --------
       Total provisions ................   $113,478       $ 46,936        $   (263)       $    (17)
                                           ========       ========        ========        ========

Below is a summary of the changes to the restructuring liability (in thousands):

                                                                             Balance at     Charged to                    Balance at
                                                                             Beginning      Costs and                        End
     Changes in the total accrued restructuring  liability                   of Period       Expenses      Deductions      of Period
     -----------------------------------------------------                   ----------     ----------     ----------     ----------
        For the year ended July 28, 2001...............................       $     --      $  12,241     $   (2,728)     $   9,513
        For the year ended July 27, 2002...............................       $  9,513      $  10,510     $   (2,029)     $  17,994
        For the year ended July 31, 2003...............................       $ 17,994      $     306     $   (3,411)     $  14,889
        For the quarter ended October 26, 2002.........................       $ 17,994      $     (15)    $     (837)     $  17,142
        For the quarter ended October 31, 2003.........................       $ 14,889      $     (17)    $   (1,023)     $  13,849
                                                                                Short           Long         Total
     Components of the total accrued restructuring liability                    Term            Term       Liability
     -------------------------------------------------------                 ----------     ----------     ----------
        For the year ended July 28, 2001...............................       $  3,135      $   6,378     $    9,513
        For the year ended July 27, 2002...............................       $  3,397      $  14,597     $   17,994
        For the year ended July 31, 2003...............................       $  4,117      $  10,772     $   14,889
        For the quarter ended October 26, 2002.........................       $  3,782      $  13,360     $   17,142
        For the quarter ended October 31, 2003.........................       $  3,577      $  10,272     $   13,849

  Amortization of Deferred Stock Compensation

    In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $20,000 during the three months ended October 31, 2003, compared to $38,000 during the three months ended October 26, 2002. We expect amortization of deferred stock compensation, in absolute dollars, to decrease through fiscal year 2004.

  Amortization of Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of OSDN, we amortized $3,000 and $0.6 million of intangibles for the three months ended October 31, 2003 and October 26, 2002, respectively. The estimated total amortization expense of acquired intangible assets is $12,700 and $9,500 for the fiscal years ending July 31, 2004 and July 31, 2005, respectively.

    We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No changes occurred during the three months ended October 31, 2003 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2003.

  Interest and Other Income, Net

    Interest income, net, includes income from our cash investments net of interest expense. Net interest income decreased to $0.2 million for the three months ended October 31, 2003 from $0.4 million for the three months ended October 26, 2002. This decrease was primarily related to our lower average cash balance coupled with the year over year interest rate decline.

    Other income, net, includes items such as legal settlement proceeds net of other expenses. Other income, net increased to $0.9 million for the three months ended October 31, 2003 from a $28,000 expense for the three months ended October 26, 2002. The $0.9 million increase in interest and other income was due to a $1.0 million legal settlement and a $0.3 million business recovery payment related to the World Trade Center disaster, partially offset by a decrease $0.3 million of other expenses related to our exited hardware business.

  Income Taxes

    As of October 31, 2003, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

    As of October 31, 2003, our available capital resources totaled $37.3 million, comprised of marketable securities of $32.8 million and cash and cash equivalents of $4.5 million. As of July 31, 2003, our available capital resources totaled $38.8 million, comprised of $32.5 million in marketable securities and $6.3 million in cash and cash equivalents

    For the three months ended October 31, 2003, we used $3.5 million in cash for operating activities, compared to $5.7 million for the three months ended October 26, 2002. This represents a decrease of 38.6% and is primarily due to the reduction in our net loss. Net loss for the three months ended October 31, 2003 was $1.2 million compared to a net loss of $4.1 million for the three months ended October 26, 2002. The decrease in net loss was primarily due to reversal of a $0.9 million reserve for securities litigation expenses that were ultimately paid by a Company insurer, $1.3 million from the settlement of contract litigation, $0.6 million decrease in amortization of intangible assets expense and $0.2 million increase in gross margin. Non-cash items consisting primarily of depreciation and amortization of fixed assets and intangibles, provision for bad debts and obsolete inventory, loss on disposal of assets, non-cash restructuring and compensation expense were $0.5 million and $1.6 million for the three months ended October 31, 2003 and October 26, 2002, respectively. The $1.1 million decrease was primarily related to a decrease in depreciation and amortization expense. Other significant operating activities during the three months ended were increases in accounts receivable, inventory, prepaid assets and other assets and decreases in accounts payable, accrued restructuring liabilities, and accrued liabilities and other.

    For the three months ended October 31, 2003, we used $0.7 million in cash for investing activities, compared to the use of $14.3 million for the three months ended October 26, 2002. During the three months ended October 31, 2003 we purchased $0.4 million in fixed assets and $6.1 million in marketable securities and sold $5.9 million in marketable securities. Cash used for investing activities was significantly higher for the three months ended October 26, 2002 when we purchased $17.7 million in marketable securities and sold $3.5 million in marketable securities, due to implementing our strategic decision to increase our short and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return.

    For the three months ended October 31, 2003, we generated $2.5 million in cash from financing activities, compared to $0.1 million for the three months ended October 26, 2002. The increase was related to cash generated from the issuance of common stock to our employees. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

     For the three months ended October 31, 2003 and October 26, 2002, exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of October 31, 2003 and July 31, 2003, we had outstanding letters of credit issued under a line of credit of approximately $0.9 million related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of each fiscal year through 2005 under our existing lease agreement.

     Future payments due under debt and lease obligations as of October 31, 2003 are as follows (in thousands):

                                   Gross Net
                                   Operating    Sublease      Operating
                                    Leases       Income         Leases
                                   -------       -------       -------
2004 ..........................    $ 4,837       $   512       $ 4,325
2005 ..........................      5,002           662         4,340
2006 ..........................      3,733           151         3,582
2007 ..........................      3,511            --         3,511
2008 ..........................      3,616            --         3,616
Thereafter ....................      6,905            --         6,905
                                   -------       -------       -------
   Total minimum lease payments    $27,604       $ 1,325       $26,279
                                   =======       =======       =======

    Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2005 under our current business strategy, however, if we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2005. We expect to continue to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2005. See "Risks Related to our Financial Results" in the Risk Factors section of this Form 10-Q.


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

     Critical Accounting Policies

      There have been no material changes to our critical accounting policies and estimates from those disclosed in our report on Form 10-K for our fiscal year ended July 31, 2003.

     Recent Accounting Pronouncements

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

    We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant financial and personnel resources. As a result, rather than license SourceForge, our target customers may develop collaborative software development applications internally, including ad hoc development of applications based on open source code. A failure to successfully obtain revenues from larger corporate or enterprise-level customers will materially and adversely affect our operating results.

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

      In addition, our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. Although we have not experienced adverse effects resulting from any software errors, we cannot be sure that, despite testing by us and our clients, defects or errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm our business.

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

    Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for fiscal year 2004. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2004. While we believe we will not require additional capital to fund continued operations during fiscal year 2004, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A continued slowdown in technology or advertising spending as compared to the general economy, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. For example, in November 2003 we issued shares of our common stock and warrants to purchase shares of our common stock in a private placement and on November 26, 2003 we filed a registration statement on Form S-3 with the SEC covering 5,104,354 shares of our common stock in connection with the private placement. The presence of these additional shares of our common stock in the public market may depress our stock price. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

It is difficult to evaluate our business because we have a limited history operating as a provider of application software.

    We  have a  brief  operating  history  as a  provider  of  SourceForge,  our proprietary software application. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we announced our plan to exit our hardware business. In the first quarter of our fiscal year 2002, we made the strategic decision to exit, and exited, the hardware-related software engineering and professional services fields to focus on SourceForge and OSDN. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

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

    In October 1997, the AICPA issued SOP No. 97-2, "Software Revenue Recognition" which superceded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides further revenue recognition guidance. We adopted SAB No. 101, as amended, and SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9 in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on our consolidated financial position, results of operations or cash flows. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations or of future guidelines and interpretations, we may be required to change our revenue recognition policies and business practices and such changes could have a material adverse effect on our business, results of operations or financial position.

We have a history of losses and expect to continue to incur net losses for the foreseeable future.

    We incurred a loss of $1.2 million for our first quarter ended October 31, 2003, and we had an accumulated deficit of $740.9 million as of October 31, 2003. We expect to continue to incur significant product development, sales and marketing and administrative expenses. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.


Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

    During fiscal year 2001, 2002 and 2003 we substantially reduced the size of our workforce. As of October 31, 2003, we had 122 employees. Despite, the substantial reductions in the size of our workforce, our business my never the less fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our stock.

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

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of fiscal year 2004, the closing sale prices of our common stock on the Nasdaq ranged from $1.92 to $5.84 per share and the closing sale price on October 31, 2003 was $5.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

    The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of October 31, 2003. This table does not include money market funds because those funds are not subject to market risk.

                                             Maturing          Maturing within           Maturing
(in thousands)                             within three        three months to         Greater than
                                              months              one year               one year
                                          --------------    --------------------      --------------
As of October 31, 2003
Cash equivalents                              $2,090
    Weighted-average interest rate              1.08%
Short-term investments                                           $26,627
    Weighted-average interest rate                                  2.35%
Long-term investments                                                                   $6,133
    Weighted-average interest rate                                                        2.00%

    We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

    The estimated fair value of our cash, cash equivalents and investments approximate carrying value. We do not currently hold any derivative instruments and do not engage in hedging activities.


Item 4.  Controls and Procedures


a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

    On November 6, 2003 we sold 3,529,412 shares of our common stock and warrants to purchase 705,883 shares of our common stock at an exercise price of $6.00 per share to The Riverview Group LLC for aggregate consideration of $15 million. These securities were sold pursuant to Section 4(2) of the Securities Act of 1933, as emended.

Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits

     ----------------- ---------------------------------------------------------
         Exhibit No.   Description
     ----------------- ---------------------------------------------------------
             31.1      Rule 13a-14(a) Certification  of Chief Executive Officer.
     ----------------- ---------------------------------------------------------
             31.2      Rule 13a-14(a) Certification  of Chief Financial Officer.
     ----------------- ---------------------------------------------------------
             32.1      Certification  Of Chief  Executive  Officer  Pursuant To
                       18 U.S.C. Section  1350,  As Adopted  Pursuant To Section
                       906 Of The Sarbanes-Oxley Act Of 2002.
     ----------------- ---------------------------------------------------------
             32.2      Certification Of Chief Financial Officer Pursuant To 18
                       U.S.C. Section 1350, As Adopted Pursuant To Section 906
                       Of The Sarbanes-Oxley Act Of 2002.
     ----------------- ---------------------------------------------------------

(b) Reports on Form 8-K

     On August 27, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) disclosing the issuance of an August 27, 2003 press release announcing its financial results for the quarter and fiscal year ended July 31, 2003.

    On November 7, 2003,  the Company  filed a Current  Report on Form 8-K under
Item 5 (Other Events and Regulation FD Disclosure) disclosing the issuance of a November 6, 2003 press release announcing that VA Software Corporation had completed a private placement of its common stock and warrants to purchase shares of its common stock.


     On November 19, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) disclosing the issuance of a November 19, 2003 press release announcing its financial results for the Company's first quarter ended October 31, 2003.


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


                                 VA SOFTWARE CORPORATION

                                 By:  /s/  ALI JENAB
                                      ------------------------------------------
                                           Ali Jenab
                                           President and Chief Executive Officer


                                 By:  /s/  KATHLEEN R. MCELWEE
                                      ------------------------------------------
                                           Kathleen R. McElwee
                                           Vice President and
                                           Chief Financial Officer
Date: December 11, 2003

                                  EXHIBIT INDEX



      Exhibit
      Number

  31.1   --    Rule 13a-14(a) Certification of Chief Executive Officer.

  31.2   --    Rule 13a-14(a) Certification of Chief Financial Officer.

  32.1   --    Certification  Of Chief Executive  Officer  Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-
               Oxley Act Of 2002

  32.2   --    Certification  Of Chief Financial  Officer  Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-
               Oxley Act Of 2002