Form 10-Q
period 2004-01-31
VA SOFTWARE CORP
filed 2004-03-16
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2004

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
 Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title Of Class               Outstanding At March 1, 2004
     Common Stock, $0.001 par value                60,753,802

================================================================================

                                Table of Contents

                                                                                          Page No.

 Item 1.    Financial Statements (unaudited)............................................      3
 PART I.    FINANCIAL INFORMATION ......................................................      3
                  Condensed  Consolidated Balance Sheets at January 31, 2004 and
                  July 31, 2003 ........................................................      3
                  Condensed Consolidated Statements of Operations for the three
                  and six months ended January 31, 2004 and January 25, 2003 ...........      4
                  Condensed  Consolidated  Statements of Cash Flows for the six
                  months ended January 31, 2004 and January 25, 2003 ...................      5
                  Notes to Condensed Consolidated Financial Statements .................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ......................................................     15
Item 3.     Quantitative and Qualitative Disclosures About Market Risk .................     36
Item 4.     Controls and Procedures ....................................................     37

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings ..........................................................     37
Item 2.     Changes in Securities and Use of Proceeds ..................................     38
Item 6.     Exhibits and Reports on Form 8-K ...........................................     38
Signatures .............................................................................     39
Certifications .........................................................................     41

                                     PART I

                             VA SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                                                         January 31,       July 31,
                                                                                                            2004             2003
                                                                                                         ---------        ---------
                                               ASSETS
  Current assets:
    Cash and cash equivalents ....................................................................       $  11,475        $   6,303
    Short-term investments .......................................................................          24,686           27,864
    Restricted cash, current .....................................................................             450              450
    Accounts receivable, net .....................................................................           2,932            1,928
    Inventories ..................................................................................             677              388
    Prepaid expenses and other assets ............................................................           1,447            1,232
                                                                                                         ---------        ---------
            Total current assets .................................................................          41,667           38,165
  Property and equipment, net ....................................................................           3,833            4,267
  Long-term investments ..........................................................................          13,189            4,680
  Restricted cash, non current ...................................................................             450              450
  Other assets ...................................................................................           1,030              933
                                                                                                         ---------        ---------
            Total assets .........................................................................       $  60,169        $  48,495
                                                                                                         =========        =========
        LIABILITIES, COMMON STOCK SUBJECT TO REGISTRATION RIGHTS AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable .............................................................................       $     822        $     863
    Accrued restructuring liabilities, current portion ...........................................           3,383            4,117
    Accrued compensation .........................................................................           1,343            1,346
    Deferred revenue .............................................................................           1,622              751
    Warrant liability ............................................................................           1,665               --
    Accrued liabilities and other ................................................................           1,208            2,263
                                                                                                         ---------        ---------
            Total current liabilities ............................................................          10,043            9,340
  Accrued restructuring liabilities, net of current portion ......................................           9,472           10,772
  Other long-term liabilities ....................................................................           1,212            1,181
                                                                                                         ---------        ---------
            Total liabilities ....................................................................          20,727           21,293
  Commitments and contingencies (Notes 7 and 9)
  Common stock subject to registration rights ....................................................          12,185               --
  Stockholders' equity:
    Common stock .................................................................................              57               56
    Treasury stock ...............................................................................              (4)              (4)
    Additional paid-in capital ...................................................................         769,548          766,765
    Deferred stock compensation ..................................................................              --              (20)
    Accumulated other comprehensive gain .........................................................              33              128
    Accumulated deficit ..........................................................................        (742,377)        (739,723)
                                                                                                         ---------        ---------
           Total stockholders' equity ............................................................          27,257           27,202
                                                                                                         ---------        ---------
           Total liabilities, common stock subject to registration rights and stockholders' equity       $  60,169        $  48,495
                                                                                                         =========        =========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts, unaudited)

                                                                              Three Months Ended              Six Months Ended
                                                                              ------------------              ----------------
                                                                          January 31,     January 25,    January 31,     January 25,
                                                                             2004            2003           2004            2003
                                                                           --------        --------       --------        --------
Total revenues:
  Software revenues ................................................       $  1,183        $    690       $  1,998        $  1,401
  Online revenues ..................................................          7,658           5,656         12,609           9,811
  Other revenues ...................................................             15             214             46             423
                                                                           --------        --------       --------        --------
     Total revenues ................................................          8,856           6,560         14,653          11,635
Cost of revenues:
  Software cost of revenues ........................................            541             470          1,136           1,063
  Online cost of revenues ..........................................          4,773           3,423          7,428           5,734
  Other cost of revenues ...........................................             --            (206)            --            (363)
                                                                           --------        --------       --------        --------
     Cost of revenues ..............................................          5,314           3,687          8,564           6,434
                                                                           --------        --------       --------        --------
     Gross margin ..................................................          3,542           2,873          6,089           5,201
                                                                           --------        --------       --------        --------
Operating expenses:
  Sales and marketing ..............................................          2,592           2,325          4,984           4,646
  Research and development .........................................          1,716           1,956          3,543           4,000
  General and administrative .......................................          1,558           1,936          2,282           3,691
  Restructuring costs and other special charges ....................            (18)           (120)           (35)           (135)
  Amortization of deferred stock compensation ......................             --              41             20              79
  Amortization of intangible assets ................................              3             644              6           1,288
                                                                           --------        --------       --------        --------
          Total operating expenses .................................          5,851           6,782         10,800          13,569
                                                                           --------        --------       --------        --------
Loss from operations ...............................................         (2,309)         (3,909)        (4,711)         (8,368)
Remeasurement of warrant liability .................................            641              --            641              --
Interest income, net ...............................................            237             274            485             628
Other income (expense), net ........................................             --             (37)           931             (65)
Net loss ...........................................................       $ (1,431)       $ (3,672)      $ (2,654)       $ (7,805)
                                                                           ========        ========       ========        ========
Other comprehensive gain (loss):
     Unrealized gain (loss) on marketable securities and investments            (26)            157           (106)             88
     Foreign currency translation gain .............................              8               9             11               7
                                                                           --------        --------       --------        --------
Comprehensive loss .................................................       $ (1,449)       $ (3,506)      $ (2,749)       $ (7,710)
                                                                           ========        ========       ========        ========
Net loss ...........................................................       $ (1,431)       $ (3,672)      $ (2,654)       $ (7,805)
                                                                           ========        ========       ========        ========
Basic and diluted net loss per share ...............................       $  (0.02)       $  (0.07)      $  (0.05)       $  (0.15)
                                                                           ========        ========       ========        ========
Shares used in computing basic and diluted net loss per share ......         60,355          53,859         58,357          53,786
                                                                           ========        ========       ========        ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                   January 31,    January 25,
                                                                                      2004            2003
                                                                                    --------        --------
Cash flows from operating activities:
  Net loss ..................................................................       $ (2,654)       $ (7,805)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ............................            908           3,148
    Remeasurement of warrant liability ......................................           (641)             --
    Provision for bad debts .................................................            (10)            (98)
    Provision for excess and obsolete inventory .............................             (1)             15
    Loss on disposal of assets ..............................................             --               4
    Amortization of deferred stock compensation .............................             20              79
    Non-cash restructuring expense ..........................................             --            (170)
    Changes in assets and liabilities:
      Accounts receivable ...................................................           (994)           (363)
      Inventories ...........................................................           (288)           (131)
      Prepaid expenses and other assets .....................................           (318)            (61)
      Accounts payable ......................................................            (41)           (699)
      Accrued restructuring liabilities .....................................         (2,034)         (1,653)
      Deferred revenue ......................................................            871             573
      Accrued liabilities and other .........................................         (1,055)         (1,179)
      Other long-term liabilities ...........................................             32              90
                                                                                    --------        --------
         Net cash used in operating activities ..............................         (6,205)         (8,250)
                                                                                    --------        --------
Cash flows from investing activities:
  Purchase of property and equipment ........................................           (468)            (83)
  Purchase of marketable securities .........................................        (21,591)        (23,695)
  Sale of marketable securities .............................................         16,260           8,162
  Other, net ................................................................           (106)             88
                                                                                    --------        --------
         Net cash used in investing activities ..............................         (5,905)        (15,528)
                                                                                    --------        --------
Cash flows from financing activities:
  Payments on notes payable .................................................             --             (42)
  Proceeds from issuance of common stock subject to registration rights, net          12,027              --
  Proceeds from issuance of warrants net, ...................................          2,464              --
  Proceeds from issuance of common stock, net ...............................          2,784             198
                                                                                    --------        --------
         Net cash provided by financing activities ..........................         17,275             156
                                                                                    --------        --------
 Effect of exchange rate changes on cash and cash equivalents ...............              7               7
                                                                                    --------        --------
 Net increase (decrease) in cash and cash equivalents .......................          5,172         (23,615)
                                                                                    --------        --------
 Cash and cash equivalents, beginning of period .............................          6,303          35,148
                                                                                    --------        --------
 Cash and cash equivalents, end of period ...................................       $ 11,475        $ 11,533
                                                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by VA Software Corporation ("VA," "VA Software" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and other comprehensive loss and cash flows for the interim periods presented. The financial statements and the accompanying notes, however, should be read in conjunction with VA's audited consolidated financial statements and the notes thereto included in VA's Annual Report on Form 10-K for the fiscal year ended July 31, 2003, filed with the SEC on October 14, 2003. The condensed consolidated balance sheet as of July 31, 2003 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three and six months ended January 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 31, 2004.

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

     Principles of Consolidation

     These consolidated financial statements include the accounts of VA and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, which decreased the Company's investment in VA Linux Japan to approximately 11%. On March 29, 2002, VA Linux Japan repurchased 10,000 shares of its outstanding stock from a third party other than the Company, thereby decreasing the number of shares outstanding and increasing the Company's investment to approximately 19%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence over it, VA Linux Japan has been accounted for under the cost method of accounting since January 11, 2002. The minority interest included in the results of operations for VA Linux Japan has not been significant for any period presented and has been recorded in other income in the accompanying statements of operations.

     Foreign Currency Translation

     The functional currency of all the Company's foreign subsidiaries is the country's local currency. Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in comprehensive income as a component of stockholders' equity. As of January 31, 2004, the Company did not hold any foreign currency derivative instruments.

     Segment and Geographic Information

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is comprised of VA's Chief Executive Officer and its executive team. The Company operates as two reportable business segments: software and online. Due to the significant amount of shared operating resources that are utilized by both of the business segments, the Company only reports segment information for revenues and cost of sales.

     The Company markets its products in the United States through its direct sales force. Revenues for each of the three and six months ended January 31, 2004 and January 25, 2003 were primarily generated from sales to end users in the United States.

     Revenue Recognition

     Software Revenues

     Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting and training. The Company recognizes revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

     Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a purchase order from the customer when the customer has previously executed a standard license arrangement with the Company. The Company does not offer product return rights to resellers or end users.

     Delivery has occurred. The Company's software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the agreement or when the software is made available to the customer through electronic delivery.

     The fee is fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed not to be fixed or determinable if a significant portion of the fee is beyond the Company's normal payment terms, which are generally no greater than 120 days from the date of invoice.

     Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance for each customer. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately such customer's ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

     The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to the maintenance, support and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE for professional services on this basis. VSOE for maintenance and support is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over their respective terms.

     Services revenues consist of professional services and maintenance fees. In general, the Company's professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

     Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

     The Company expenses all manufacturing, packaging and distribution costs associated with software license sales as cost of license revenues.

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

      E-commerce revenues are derived from the online sale of consumer goods and digital animations. E-commerce revenues from the sale of consumer goods are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition in Financial Statements." Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. In general, the Company recognizes e-commerce revenue upon the shipment of goods. The Company does grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented. The majority of the revenues derived from digital animation sales are related to membership arrangements. As a result, we recognize the value ratably over the term of the contract, normally 3 or 12 months.

     Other Revenues

     The Company's revenue recognition policy related to its former hardware systems business follows SAB 104. Under SAB 104, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive objective evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, the Company recognized product revenue upon shipment of the goods. The Company does not grant customers any rights to return these products.

     The Company recognizes revenues from customer support services associated with VA's former hardware business, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognizes revenues from professional service contracts upon completion of the project, or using the percentage of completion contract accounting method where project costs can be reasonably estimated. The Company records any payments received prior to revenue recognition as deferred revenue. For the three months ended January 31, 2004, revenues from customer support services and professional service contracts associated with the Company's former hardware business were not material.

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

     Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three and six months ended January 31, 2004, and January 25, 2003 the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                                    Three Months Ended       Six Months Ended
                                                                    ------------------       ----------------
                                                                  January 31, January 25, January 31, January 25,
                                                                     2004        2003        2004        2003
                                                                   --------    --------    --------    --------
Net loss as reported ...........................................   $ (1,431)   $ (3,672)   $ (2,654)   $ (7,805)
Add back employee stock-based compensation expense related to
    stock options included in reported net loss ................         --          41          20          79
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards,
     net  of related tax effects ...............................     (1,606)     (2,285)     (3,008)     (4,586)
                                                                   --------    --------    --------    --------
   Pro forma net loss ..........................................   $ (3,037)   $ (5,916)   $ (5,642)   $(12,312)
                                                                   --------    --------    --------    --------
Shares used in computing basic and diluted net loss per share ..     60,355      53,859      58,357      53,786
                                                                   --------    --------    --------    --------
Reported basic and diluted net loss per share ..................   $  (0.02)   $  (0.07)   $  (0.05)   $  (0.15)
                                                                   ========    ========    ========    ========
Pro forma basic and diluted net loss per share .................   $  (0.05)   $  (0.11)   $  (0.10)   $  (0.23)
                                                                   ========    ========    ========    ========

        The Company calculated the fair value of each option grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                     Stock Option Plans            Stock Option Plans
                                 For The Three Months Ended    For The Six Months Ended
                                 --------------------------    --------------------------
                                 January 31,    January 25,    January 31,    January 25,
                                    2004           2003           2004           2003
                                 -----------    -----------    -----------    -----------
Expected life (years) ..            5.01           4.74           5.03           4.74
Risk-free interest rate             3.4%           3.1%           3.3%           3.1%
Volatility .............            110%           110%           110%           110%
Dividend yield .........            None           None           None           None

                                         ESPP Plans                 ESPP Plans
                                 For The Three Months Ended    For The Six Months Ended
                                 --------------------------    --------------------------
                                 January 31,    January 25,    January 31,    January 25,
                                    2004           2003           2004           2003
                                 -----------    -----------    -----------    -----------
Expected life (years) ..             .48            .49           0.49           0.50
Risk-free interest rate             1.1%           0.9%           1.1%           1.2%
Volatility .............            120%           100%           100%           100%
Dividend yield .........            None           None           None           None

     Goodwill and Intangibles

     Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three months ended January 31, 2004 that would indicate a possible impairment in the carrying value of intangible assets at January 31, 2004.


     The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                                        As of January 31, 2004             As of July 31, 2003
                                                       ------------------------         ------------------------
                                                        Gross                            Gross
                                                       Carrying      Accumulated        Carrying      Accumulated
                                                        Amount       Amortization        Amount       Amortization
                                                       --------        --------         --------        --------
Domain and trade names ........................        $  5,922        $ (5,907)        $  5,922        $ (5,901)
Purchased technology ..........................           2,534          (2,534)           2,534          (2,534)
                                                       --------        --------         --------        --------
      Total intangible assets .................           8,456          (8,441)           8,456          (8,435)
Goodwill ......................................          60,362         (60,362)          60,362         (60,362)
                                                       --------        --------         --------        --------
Total changes in goodwill and intangible assets        $ 68,818        $(68,803)        $ 68,818        $(68,797)
                                                       ========        ========         ========        ========

     The aggregate amortization expense of intangible assets, net of restructuring charges were $3,000 and $644,000 for the three-months ending January 31, 2004 and January 25, 2003, respectively and were $6,000 and $1,288,000 for the six months ending January 31, 2004 and January 25, 2003, respectively. The estimated total amortization expense of acquired intangible assets is $12,700 and $9,500 for the fiscal years ending July 31, 2004 and July 31, 2005, respectively.

     Inventories

     Inventories related to our online operations consist of finished goods that are valued using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

     Concentrations of Credit Risk and Significant Customers

     The  Company's   investments   are  held  with  two   reputable   financial
institutions. Both institutions are headquartered in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. At January 31, 2004, one customer, Google Inc. accounted for 24.3% of gross accounts receivable outstanding. The receivable is current and the Company believes the receivable is fully collectable.

     For the three and six months ending January 31, 2004, no single customer accounted for more than 10% of VA's total revenues. For the three and six months ending January 25, 2003 one customer, Intel Corporation, accounted for approximately 15.2% and 17.2% of total revenues respectively.

3.   Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, the Company adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its software and online businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. The Company evaluates and updates, if applicable, these estimates quarterly. As of January 31, 2004, the Company had an accrual of approximately $12.9 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses. The non-cancelable leases will expire by the end of fiscal year 2010.

     The Company recorded an $18,000 and $35,000 net credit in restructuring expenses in the consolidated statement of operations for the three and six months ending January 31, 2004. The net credits were a result of sublease income earned from a non-related party.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                               Total
                                                                                            Charged To
                                                                                            Operations                Restructuring
                                                      Total       Total         Total       Six Months       Total    Liabilities
                                                    Charged To  Charged To    Charged To      ended          Cash         at
                                                    Operations  Operations    Operations    January 31,     Receipts/  January 31,
                                                   Fiscal 2001 Fiscal 2002   Fiscal 2003       2004         Payments      2004
                                                   ----------- -----------   -----------    ----------      --------  --------------
Cash Provisions:
  Other special charges relating to
     restructuring activities ..................    $  2,159     $   (888)     $     78     $      --      $ (1,349)     $     --

  Facilities charges ...........................       6,584        9,401           191           (35)       (3,286)     $ 12,855
  Employee severance and other related charges .       3,498        1,997            37            --        (5,532)           --
                                                    --------     --------      --------      --------      --------      --------
      Total cash provisions ....................      12,241       10,510           306           (35)     $(10,167)     $ 12,855
                                                    --------     --------      --------      --------      --------      --------
Non-cash:
  Write-off of goodwill and intangibles ........      59,723       30,632            --            --
  Write-off of other special charges relating to
     restructuring activities ..................       4,434        5,442          (553)           --
  Write-off of accelerated options from
     terminated employees ......................       1,352           --            --            --
  Acceleration of deferred stock compensation ..      35,728          352           (16)           --
                                                    --------     --------      --------
      Total non-cash provisions ................     101,237       36,426          (569)           --
                                                    --------     --------      --------
      Total provisions .........................    $113,478     $ 46,936      $   (263)     $    (35)
                                                    ========     ========      ========      ========

Below is a summary of the changes to the restructuring liability (in thousands):

                                                                 Balance at   Charged to                 Balance at
                                                                 Beginning    Costs and                     End
Changes in the total accrued restructuring  liability            of Period    Expenses     Deductions    of Period
-----------------------------------------------------            ---------    --------     ----------    ---------
   For the year ended July 28, 2001 ...........................    $    --     $12,241      $(2,728)       $ 9,513
   For the year ended July 27, 2002 ...........................    $ 9,513     $10,510      $(2,029)       $17,994
   For the year ended July 31, 2003 ...........................    $17,994     $   306      $(3,411)       $14,889
   For the six months ended January 25, 2003 ..................    $17,994     $ (135)      $(1,518)       $16,341
   For the six months ended January 31, 2004 ..................    $14,889     $  (35)      $(1,999)       $12,855
                                                                    Short       Long         Total
Components of the total accrued restructuring liability             Term        Term        Liability
-------------------------------------------------------             ------     -------      -------
   For the year ended July 28, 2001 ...........................     $3,135     $ 6,378      $ 9,513
   For the year ended July 27, 2002 ...........................     $3,397     $14,597      $17,994
   For the year ended July 31, 2003 ...........................     $4,117     $10,772      $14,889
   For the six months ended January 25, 2003 ..................     $3,931     $12,410      $16,341
   For the six months ended January 31, 2004 ..................     $3,383     $ 9,472      $12,855

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                       Three Months Ended             Six Months Ended
                                                                       ------------------             ----------------
                                                                    January 31,    January 25,    January 31,    January 25,
                                                                       2004           2003           2004           2003
                                                                     --------       --------       --------       --------
Net loss ......................................................      $ (1,431)      $ (3,672)      $ (2,654)      $ (7,805)
                                                                     --------       --------       --------       --------
Basic and diluted:
  Weighted average shares of common stock outstanding .........        60,355         53,861         58,357         53,797
  Less: Weighted average shares subject to repurchase .........            --             (2)            --            (11)
                                                                     --------       --------       --------       --------
  Shares used in computing basic and diluted net loss per share        60,355         53,859         58,357         53,786
                                                                     ========       ========       ========       ========
  Basic and diluted net loss per share ........................      $  (0.02)      $  (0.07)      $  (0.05)      $  (0.15)
                                                                     ========       ========       ========       ========

     The  following   potential  common  shares  have  been  excluded  from  the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                                        Three Months Ended            Six Months Ended
                                                                        ------------------            ----------------
                                                                    January 31,    January 25,    January 31,    January 25,
                                                                       2004           2003           2004           2003
                                                                     --------       --------       --------       --------
Anti-dilutive securities:
    Options to purchase common stock                                   9,738         12,558          9,738         12,558
    Warrants ..................................................          731             --            731             --
                                                                      ------         ------         ------         ------
         Total ................................................       10,469         12,558         10,469         12,558
                                                                      ======         ======         ======         ======

5.   Comprehensive Loss

     Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities. The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. Total comprehensive loss for the three and six months ended January 31, 2004 was approximately $1.4 million and $2.7 million, respectively. Total comprehensive loss for the three and six months ended January 25, 2003 was approximately $3.5 million and $7.7 million, respectively.

6.   Segment and Geographic Information

     The accounting policies of the Company's segments are the same as those described in the summary of significant accounting polices above. There are no intersegment sales. The Company's chief operating decision maker evaluates performance based on each segment's revenue and gross margin rather than profit or similar measure. The Company's assets and liabilities are not discretely allocated or reviewed by segment.

                                                                          Total
(in thousands)                          Software   Online      Other     Company
--------------                          -------    -------    -------    -------
Three Months Ended January 31, 2004
  Revenue from external customers .     $ 1,183    $ 7,658    $    15    $ 8,856
  Cost of revenues ................     $   541    $ 4,773    $    --    $ 5,314
                                        -------    -------    -------    -------
  Gross margin ....................     $   642    $ 2,885    $    15    $ 3,542
Three Months Ended January 25, 2003
  Revenue from external customers .     $   690    $ 5,656    $   214    $ 6,560
  Cost of revenues ................     $   470    $ 3,423    $  (206)   $ 3,687
                                        -------    -------    -------    -------
  Gross margin ....................     $   220    $ 2,233    $   420    $ 2,873
Six Months Ended January 31, 2004
  Revenue from external customers .     $ 1,998    $12,609    $    46    $14,653
  Cost of revenues ................     $ 1,136    $ 7,428    $    --    $ 8,564
                                        -------    -------    -------    -------
  Gross margin ....................     $   862    $ 5,181    $    46    $ 6,089
Six Months Ended January 25, 2003
  Revenue from external customers .     $ 1,401    $ 9,811    $   423    $11,635
  Cost of revenues ................     $ 1,063    $ 5,734    $  (363)   $ 6,434
                                        -------    -------    -------    -------
  Gross margin ....................     $   338    $ 4,077    $   786    $ 5,201

7.   Litigation

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company's motion to dismiss the claims against it. The litigation is now in discovery. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

8.   Recent Accounting Policies

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments; 2) obligations to repurchase the issuer's equity shares by transferring assets; and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements.

     In December 2003, the SEC issued SAB 104, Revenue Recognition, ("SAB 104") which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not a material impact on the financial statements.

9.   Guarantees and Indemnifications

     As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2004.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2004.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2004.

     The Company warrants that its hardware products related to its previous hardware business will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the products to the customer for the life of the product, typically 36 months. The remaining estimated fair value of these agreements related to the Company's previous hardware business is minimal at January 31, 2004. Accordingly, the Company has a liability of approximately $12,000 recorded for these agreements as of January 31, 2004.

10.   Common Stock Subject to Registration Rights

      On November 6, 2003, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") in which the Company completed a private placement of 3,529,412 shares of VA Software common stock with The Riverview Group LLC ("Riverview") at an issue price of $4.25 per share (the "Riverview Shares") for aggregate proceeds of approximately $15 million (the "Private Placement"). In connection with the Private Placement, the Company retained Wharton Capital Partners Ltd. ("Wharton") to act as a financial consultant and placement agent. Also in connection with the Private Placement, Riverview and Wharton received three-year warrants to purchase a total of 705,883 (the "Riverview Warrants") and 25,000 (the "Wharton Warrants") shares of VA Software common stock, respectively, at an exercise price of $6.00 and $6.14 per share, respectively (collectively, the Riverview Warrants and the Wharton Warrants are referred to as the "Warrants"). The Company entered into a registration rights agreement with Riverview on November 6, 2003 (the "Registration Rights Agreement") in which the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended and the rules and regulations, and applicable state securities laws with respect to the common stock and the warrants issued to Riverview.

     In accordance with the terms of the Registration Rights Agreement, the Company has filed with the SEC a Form S-3, and two subsequent amendments (the Registration Statement"), seeking to register the Riverview Shares and the shares underlying the Warrants (the "Private Placement Shares"); however, the SEC has not yet declared the Registration Statement to be effective. The terms of the Registration Rights Agreement may subject the Company to certain penalties in the event that the Registration Statement fails to be declared effective by the SEC on or before May 4, 2004 ("Effectiveness Failure"). In the event of Effectiveness Failure, the Company will pay Riverview $300,000 on the earlier of each thirty day period following an Effectiveness Failure or the third business day after the Effectiveness Failure is cured. In addition, in the event that the Company fails to maintain the effectiveness of the Registration Statement once it is declared effective by the SEC ("Maintenance Failure"), the Company will pay Riverview $300,000 on the earlier of each thirty day period following a Maintenance Failure or the third business day after such Maintenance Failure is cured. A Maintenance Failure shall not be deemed to have occurred if the Maintenance Failure is cured within three business days and there has been no other Maintenance Failure at any time within the prior 120 days.

     The Private Placement Shares do not currently have the same rights as the other shares that are included in the Equity section of the Company's consolidated balance sheet. Therefore, the Private Placement Shares are classified as liabilities on the consolidated balance sheet. Because liabilities must be reported at fair value as of the balance sheet date, the Company valued the Warrants as of November 6, 2003 using the Black-Scholes valuation model and then, on January 31, 2004, revalued them using the same Black-Scholes valuation model. Based on the Company's remeasurement, its net warrant liability for the Warrants decreased by $0.8 million to $1.7 million as of January 31, 2004, from $2.5 million as of November 6, 2003. This $0.8 million decrease in warrant liability was partially offset by a $0.2 million non-cash expense associated with not having the Private Placement Shares registered as of January 31, 2004. Due to the penalty clause in the Registration Rights Agreement, if the Company is unable to effect registration of the Private Placement Shares, the Company will be required to expense a total of $3.0 million over the next 56 months. The Company presents the net $0.6 million on its income statement as remeasurement of warrant liability income. Once the Private Placement Shares have been registered, the Private Placement Shares will have the same rights as the Company's other outstanding, registered common stock and the Company will no longer be required to record income or expense associated with remeasurement of the Warrants or for the potential penalty associated with not registering the Private Placement Shares. After the Private Placement Shares have been registered, they will be moved from the liability section of the Company's consolidated balance sheet to the equity section of the Company's Consolidated Balance sheet.

     The Company will use the Private Placement proceeds for working capital.

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

Overview

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation and we develop, market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate the Open Source Development Network, Inc. ("OSDN"), a network of Internet Web sites.

            SourceForge is a proprietary, Web-based software application designed for corporate and public-sector information technology ("IT") professionals and software engineering organizations. SourceForge combines software development and collaboration tools with the ability to track, measure, and report on software project activity in real-time. SourceForge improves the software development process by capturing and archiving software development code, documentation and communication in a central location. It enables managers to gain insight and improved visibility into software development activity, thereby providing better resource and requirements management, defect tracking and the ability to resolve critical problems earlier in the development cycle. Organizations with distributed, offshore and/or outsourced software development teams can achieve improved productivity, communication, coordination, collaboration, project clarity and insight through SourceForge's standard set of development tools and secure, centralized code, documentation and communication repository.

            OSDN is a network of media and e-commerce Internet Web sites serving the IT professionals and software development communities. As of January 31, 2004, OSDN reaches approximately 12 million unique visitors and serves more than 225 million page views per month. We believe that OSDN is the most dynamic community-driven media network on the Web and a cornerstone of the open source software development community. OSDN attracts IT decision-makers and buyers, from chief technology officers to project managers. Technologists, developers and system administrators turn to OSDN sites to create, debate and make IT news. OSDN is supported by sponsors and advertisers who want to reach the unique demographic of IT professionals and developers that visit our OSDN Web sites monthly. In addition, OSDN runs e-commerce sites to allow its visitors to buy a variety of retail goods of interest to the software development and IT communities. Our OSDN Web sites include:

o SourceForge.net, our flagship Web site and software development center. As of March 1, 2004, SourceForge.net was the development home for more than 76,000 software development projects and had more than 801,000 registered users.

o Slashdot.org, our leading discussion site for technologically-inclined individuals. Slashdot is dedicated to providing the IT and software development communities with cutting-edge technology, science and culture news and interactive commentary.

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

o AnimationFactory.com, a source for three-dimensional art, animations and presentations. Animation Factory offers its subscribers a dynamic collection of easy to use animations that work in email, Web pages and presentations.

Critical Accounting Policies

Software Revenues

     Software revenue consists principally of fees for licenses of our software products, maintenance, consulting and training. We recognize revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

     Persuasive evidence of an arrangement exists. We determine that persuasive evidence of an arrangement exists with respect to a customer when we have a written contract, which is signed by both us and the customer, or a purchase order from the customer when the customer has previously executed a standard license arrangement with us. We do not offer product return rights.

     Delivery has occurred. Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the agreement or when the software is made available to the customer through electronic delivery.

     The fee is fixed or determinable. If at the outset of the customer engagement we determine that the fee is not fixed or determinable, we recognize revenue when the fee becomes due and payable. Fees due under a contract are generally deemed not to be fixed or determinable if a significant portion of the fee is beyond our normal payment terms, which are generally no greater than 120 days from the date of invoice.

     Collectibility is probable. We determine whether collectibility is probable on a case-by-case basis. When assessing probability of collection, we consider the number of years in business, history of collection, and product acceptance for each customer. We typically sell to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately such customer's ability to pay. If we determine from the outset that collectibility is not probable based upon our review process, revenue is recognized as payments are received.

     We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over their respective terms.

     Services revenues consist of professional services and maintenance fees. In general, our professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. We recognize revenue from professional services as services are performed.

     Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

     We expense all manufacturing, packaging and distribution costs associated with software license sales as cost of license revenues.

Online Revenues

     Advertising revenues are derived from the sale of advertising space on our various Web sites. We recognize advertising revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third-party Web sites. Our barter arrangements are documented with our standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions include, but are not limited to, the Web sites for each company that will display the impressions, the time frame that the impressions will be displayed, the number, type and size of impressions to be delivered.

     E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize e-commerce revenues from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured In general, we recognize e-commerce revenue upon the shipment of goods We do grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented. The majority of the revenues derived from digital animation sales are related to membership arrangements. We offer two Animation Factory membership agreement options, Gold and Platinum. Both Gold and Platinum memberships are available for either a three-month or one-year term. During a Gold or Platinum membership term, a member has access to 150,000 animations, 50,000 Mediabuilder Web Designs, 3D Clipart, tiled backgrounds and unlimited downloads. A Platinum member also receives access to extra large animations, presentation elements and PowerPoint presentations. As a result, we recognize the value ratably over the term of the contract, normally 3 or 12 months.

Other Revenues

     Our  revenue  recognition  policy  related to our former  hardware  systems business follows SEC SAB 104, "Revenue Recognition in Financial Statements." Under SAB 104, we recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, we recognized product revenue upon shipment of the goods. We did not grant our customers any rights to return these products.

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

     We have completed ten quarters of operations focused on building our application software business, and accordingly have a limited operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continues to be derived from our online business and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

     The following table sets forth our operating results for the periods indicated as a percentage of total revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended        Six Month Ended
                                                          ------------------        ---------------
                                                       January 31, January 25,   January 31, January 25,
                                                          2004        2003          2004        2003
                                                         -----        -----        -----        -----
Total revenues                                               (unaudited)               (unaudited)
 Software revenues .............................          13.4%        10.5%        13.6%        12.0%
 Online revenues ...............................          86.5%        86.2%        86.1%        84.3%
 Other revenues ................................           0.2%         3.3%         0.3%         3.6%
                                                         -----        -----        -----        -----
   Total revenues ..............................         100.0%       100.0%       100.0%       100.0%

Cost of revenues
 Software cost of revenues .....................           6.1%         7.2%         7.8%         9.1%
 Online cost of revenues .......................          53.9%        52.2%        50.7%        49.3%
 Other cost of revenues ........................           0.0%        -3.1%         0.0%        -3.1%
  Cost of revenues .............................          60.0%        56.2%        58.4%        55.3%
                                                         -----        -----        -----        -----
  Gross margin .................................          40.0%        43.8%        41.6%        44.7%

Operating expenses:
  Sales and marketing ..........................          29.3%        35.4%        34.0%        39.9%
  Research and development .....................          19.4%        29.8%        24.2%        34.4%
  General and administrative ...................          17.6%        29.5%        15.6%        31.7%
  Restructuring costs and other special charges           -0.2%        -1.8%        -0.2%        -1.2%
  Amortization of deferred stock compensation ..           0.0%         0.6%         0.1%         0.7%
  Amortization of goodwill and intangible assets           0.0%         9.8%         0.0%        11.1%
                                                         -----        -----        -----        -----
      Total operating expenses .................          66.1%       103.3%        73.7%       116.6%
                                                         -----        -----        -----        -----
Loss from operations ...........................         -26.1%       -59.5%       -32.1%       -71.9%
Remeasurement of warrant liability .............           7.2%         0.0%         4.4%         0.0%
Interest income, net ...........................           2.7%         4.2%         3.3%         4.8%
Other income (expense), net ....................           0.0%        -0.6%         6.4%         0.0%
                                                         -----        -----        -----        -----
Net loss .......................................         -16.2%       -55.9%       -18.0%       -67.1%
                                                         =====        =====        =====        =====

   Total revenues

     During the fourth quarter of fiscal 2003, two separate businesses emerged and as of July 31, 2003, we operate as two reportable business segments: software and online.

     Our total revenues increased to $8.9 million and $14.7 million for the three months and six months ended January 31, 2004, respectively, from $6.6 million and $11.6 million for the three and six months ended January 25, 2003, respectively. The $2.3 million and $3.1 million increase in total revenues for the three and six months ended January 31, 2004 was due primarily to an increase in our online and software businesses, offset by a decrease in other revenue derived from our exited hardware business.

     For the three and six months ending January 31, 2004, no single customer accounted for more than 10% of our total revenues. For the three and six months ending January 25, 2003 one customer, Intel Corporation, accounted for approximately 15.2% and 17.2% of our total revenues respectively.

     Software Revenues

     Software revenues are derived from our application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $1.2 million, or 13.4%, and $0.7 million, or 10.5%, of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. The $0.5 million increase in software revenues was due to an increase in the licensing component of software revenue. During the quarter ended January 31, 2004, we had one existing customer and one new customer place license orders in excess of $0.2 million, compared to no license orders in excess of $0.2 million for the quarter ended January 25, 2003.

     Software revenues represent $2.0 million, or 13.6%, and $1.4 million, or 12.0%, of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. The year-over-year $0.6 million increase in software revenue was due to the increased number of new customers that were added during the six months ended January 31, 2004 compared with the six months ended January 25, 2003, coupled with a larger installed base for maintenance revenue and follow-on sales. We began fiscal year 2004 with an installed base of 55 customers and added 20 new customers during the six months ended January 31, 2004 compared to beginning fiscal year 2003 with an installed base of 24 customers and adding 7 new customers during the six months ended January 25, 2003.

     Online Revenues

     Online revenues include online advertising and e-commerce revenues. Total online revenues of $7.7 million and $5.7 million represented 86.5% and 86.2% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. Total online revenues of $12.6 million and $9.8 million represented 86.1% and 84.3% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively.

     Online advertising revenues of $2.2 million and $2.3 million represented 25.1% and 34.8% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. Online advertising revenues included $0.4 million and $0.5 million of barter revenue for the three months ended January 31, 2004 and January 25, 2003, respectively. Online advertising revenues of $4.5 million and $4.6 million represented 30.6% and 39.7% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. Online advertising revenues included $0.9 million and $1.0 million of barter revenue for the six months ended January 31, 2004 and January 25, 2003, respectively. The average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements we display to users of our online services) for the three and six months ended January 31, 2004 decreased by 53.0% and 56.0%, respectively, when compared to the three and six months ended January 25, 2003. The CPM rate decrease was offset by a 456% and 560% increase in the number of impressions delivered for the three and six months ended January 31, 2004, respectively. The increase in the number of impressions was primarily due to general improvement in demand for our online advertising coupled with sales generated by an additional sales representative that we added in the second quarter of fiscal year 2004. We expect the growth of our online advertising revenue to outpace that of the general online advertising market. We believe that our prominent position in serving the growing open source software and Linux markets, along with our favorable online visitor demographics, makes us an attractive advertising vehicle for advertising customers.

     E-commerce revenues of $5.4 million and $3.4 million represented 60.7% and 51.5% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. E-commerce revenues of $8.1 million and $5.2 million represented 55.1% and 44.8% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. The $2.0 million and $2.9 million increases in e-commerce revenues for the three and six months ended January 31, 2004 were primarily due to increased consumer awareness of our site due to expanded advertising, a broader product offering which attracted a larger customer base, web site enhancements and affiliate programs that drove more traffic to our site. As a result of our effort we had a 60.5% and 56.2% year-over-year increase in the number of orders placed for the three and six months ended January 31, 2004, respectively. We expect continued growth in our e-commerce revenue, including the continued seasonal impact from online holiday shoppers in our second fiscal quarter.

     Other Revenues

     Other revenues are derived from our former hardware, customer support, and professional services businesses. Other revenues represent $15,000, or 0.2%, of total revenues for the three months ended January 31, 2004 and $0.2 million, or 3.3%, for the three months ended January 25, 2003. Other revenues represent $46,000 or 0.3%, of total revenues for the six months ended January 31, 2004 and $0.4 million, or 3.6%, for the six months ended July 25, 2003.

     Cost of Revenues

     Cost of software revenues include direct material and production costs for CDs and manuals, professional services cost and support department costs. Cost of software revenues were $0.5 million for each of the three months ended January 31, 2004 and January 25, 2003. Cost of software revenues were 6.1% and 7.2% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. Cost of software revenues were $1.1 million for each of the six months ended January 31, 2004 and January 25, 2003. Cost of software revenues were 7.8% and 9.1% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. The three and six month percentage of total revenue decreases were completely related to the increase in total revenue; the cost of software revenues did not increase in the three or six months ended January 31, 2004 compared to the comparable periods ended January 25, 2003. We anticipate that cost of software revenues will remain relatively constant through the end of our fiscal year 2005.

     Software gross margin increased $0.4 million to $0.6 million for the three months ended January 31, 2004 from $0.2 million for the three months ended January 25, 2003. The software gross margin was 7.3% and 3.3% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. The $0.4 million increase in gross margin was due to a $0.5 million increase in software revenue coupled with no significant year-over-year increase in the services and support department cost structure. The software gross margin increased $0.6 million to $0.9 million for the six months ended January 31, 2004 from $0.3 million for the six months ended January 25, 2003. The software gross margin was 5.8% and 2.9% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. The $0.6 million increase in gross margin was due to the $0.6 million increase in software revenue coupled with no significant year-over-year increase in the services and support department cost structure. We anticipate that software gross margins in absolute dollars will increase in direct relationship to revenue increases.

     Cost of online revenues includes cost of e-commerce materials, shipping and fulfillment costs, and employee costs associated with the editorial, operations and merchandising functions. Cost of online revenues increased $1.4 million to $4.8 million for the three months ended January 31, 2004 from $3.4 million for the three months ended January 25, 2003. Cost of online revenues were 53.9% and 52.2% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. The $1.4 million increase in online cost of revenues was primarily due to a $1.1 million increase in e-commerce material costs and $0.6 million increase in shipping and fulfillment costs associated with e-commerce partially offset by a $0.3 million reduction in our online advertising business cost of revenues. Cost of online revenues increased $1.7 million to $7.4 million for the six months ended January 31, 2004 from $5.7 million for the six months ended January 25, 2003. Cost of online revenues were 50.7% and 49.3% of total revenues for the six months ended January 31, 2004 and January 25, 2003 respectively. The $1.7 million increase in online cost of revenues was primary due to the increase in material costs of $1.4 million and $0.8 million in shipping and fulfillment costs associated with e-commerce partially offset by a $0.5 million reduction in our online advertising cost of revenues. The increase in e-commerce materials, shipping and fulfillment costs for both the three- and six-month periods was directly related to increases in revenue.

     Online gross margin increased $0.7 million to $2.9 million for the three months ended January 31, 2004 from $2.2 million for the three months ended January 25, 2003. Online gross margin was 32.6% and 34.0% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. Online gross margin increased $1.1 million to $5.2 million for the six months ended January 31, 2004 from $4.1 million for the six months ended January 25, 2003. Online gross margin was 35.4% and 35.0% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. The three- and six-month increases in online gross margin are related to increases in total online revenue partially offset by an increase in cost of online revenues. We expect to see continued quarterly variations in online gross margins as a percent of online revenues due to the mix of our higher margin advertising revenue with lower margin, seasonal e-commerce revenue.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

     Sales and marketing expenses increased $0.3 million to $2.6 million for the three months ended January 31, 2004 from $2.3 million for the three months January 25, 2003. The $0.3 million increase in expense was due to a $0.1 million increase in commission expense associated with the increased revenue, a $0.1 million increase in outside contractor expense and a $0.1 million increase in other miscellaneous expense categories. Sales and marketing expenses increased $0.4 million to $5.0 million for the six months ended January 31, 2004 from $4.6 million for the six months ended January 25, 2003. The $0.4 million increase was due to the $0.3 million expense increase explanation above coupled with a $0.1 million increase in marketing activities associated with our online business.

     Sales and marketing expenses were 29.3% and 35.4% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. Sales and marketing expenses were 34.0% and 39.9% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue. Going forward, we expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of total revenues through our fiscal year 2005.

     Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for software engineers. Total research and development expenses related to our software business were $1.2 million and $1.5 million for the three months ended January 31, 2004 and January 25, 2003, respectively. Total research and development expenses related to our software business were $2.5 million and $3.2 million for the six month ended January 31, 2004 and January 25, 2003, respectively. Software research and development expenses are primarily related to the development of new products and enhancements to our current products. Total research and development expenses for our online business were $0.5 million and $0.4 million for the three months ended January 31, 2004 and January 25, 2003, respectively. Total online research and development expenses were $1.0 million and $0.8 million for the six months ended January 31, 2004 and January 25, 2003, respectively. Online research and development is directed toward the improvement of existing products and services.

     Research and development expenses decreased by $0.2 million to $1.7 million for the three months ended January 31, 2004 from $1.9 million for the three months ended January 25, 2003. The $0.2 million decrease was primarily due to a $0.1 million decrease in salary expense and a $0.1 million decrease in outside contractor expense. Research and development expenses decreased by $0.5 million to $3.5 million for the six months ended January 31, 2004 from $4.0 million for the six months ended January 25, 2003. The $0.5 million decrease was due to a $0.3 million decrease in employee labor expenses, a $0.1 million decrease in outside contractor expense and a $0.1 million decrease in allocated overhead expenses such as rent and utilities. Average headcount decreased by 6 to 38 during the three and six months ended January 31, 2004 from an average headcount of 44 during the three and six months ended January 25, 2003.

     Research and development expenses were 19.4% and 29.8% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. Research and development expenses were 24.2% and 34.4% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue and the year-over-year reduction in headcount. Going forward we expect research and development expenses to remain stable in absolute dollars and decrease as a percentage of total revenues through our fiscal year 2005.

     General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for finance and administrative personnel and professional fees for accounting and legal services.

     General and administrative expenses decreased $0.3 million to $1.6 million for the three months ended January 31, 2004 from $1.9 million for the three months ended January 25, 2003. The $0.3 million dollar decrease was due to a $0.2 million decrease resulting from a change in the structure of our bonus plan and $0.1 million in lower labor costs resulting from a decrease in headcount from 21 to 18. General and administrative expenses decreased $1.4 million to $2.3 million for the six months ended January 31, 2004 from $3.7 million for the six months ended January 25, 2003. The $1.4 million dollar decrease was due to lower labor and bonus costs as noted above; the remaining $1.1 million dollar decrease was due to a $0.9 million reversal of accrued legal expenses reserved for securities litigation expenses that were ultimately paid by one of our insurers, and a $0.3 million reversal of legal expenses related to a lawsuit that was favorably resolved during our first fiscal quarter, partially offset by a $0.1 million increase in recruiting fees.

     General and administrative expenses were 17.6% and 29.5% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. General and administrative expenses were 15.6% and 31.7% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue and due to the expense reduction reasons noted above. Going forward we expect general and administrative expenses to increase slightly in absolute dollars but decrease as a percentage of total revenues through our fiscal year 2005.

     Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our software and online businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of January 31, 2004, we had an accrual of approximately $12.9 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses

     We recorded an $18,000 and $35,000 net credit in restructuring expenses in the consolidated statement of operations for the three months and six months ended January 31, 2004. The net credits were a result of sublease income earned from a non-related party.

     In February 2004, we adopted a plan to relocate our Fremont, California headquarters to a smaller building in the same complex. As a result, we expect to expense the remaining lease obligation, net of assumed sublease income of our currently occupied space, and to write off the leasehold improvements and furniture and fixtures in the current space. We had previously expensed the remaining lease obligation, net of assumed sublease income of the space that we are planning to move into; with the move, we will adjust the restructuring reserve for the new smaller building. We expect to complete our relocation during the quarter ended April 30, 2004, and anticipate that the move, coupled with recent changes to our assumptions relating to expected future sublease income from our restructured idle office space will result in our booking a net restructuring expense of between $4.5 million and $5.0 million during the quarter ended April 30, 2004.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                              Total
                                                                                            Charged To
                                                                                            Operations                Restructuring
                                                      Total       Total         Total       Six Months       Total    Liabilities
                                                    Charged To  Charged To    Charged To       ended          Cash         at
                                                    Operations  Operations    Operations    January 31,     Receipts/  January 31,
                                                   Fiscal 2001 Fiscal 2002   Fiscal 2003       2004         Payments      2004
                                                   ----------- -----------   -----------    ----------      --------  --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ....................   $  2,159     $   (888)     $     78      $     --       $ (1,349)    $     --
  Facilities charges ............................      6,584        9,401           191           (35)        (3,286)    $ 12,855
  Employee severance and other related charges ..      3,498        1,997            37            --         (5,532)          --
                                                    --------     --------      --------      --------       --------     --------
      Total cash provisions .....................     12,241       10,510           306           (35)      $(10,167)    $ 12,855
                                                    --------     --------      --------      --------       ========     ========
Non-cash:
  Write-off of goodwill and intangibles .........     59,723       30,632            --            --
   Write-off of other special charges relating to
    restructuring activities ....................      4,434        5,442          (553)           --
  Write-off of accelerated options from
    terminated employees ........................      1,352           --            --            --
   Acceleration of deferred stock compensation ..     35,728          352           (16)           --
                                                    --------     --------      --------
      Total non-cash provisions .................    101,237       36,426          (569)           --
                                                    --------     --------      --------
      Total provisions ..........................   $113,478     $ 46,936      $   (263)     $    (35)
                                                    ========     ========      ========      ========

Below is a summary of the changes to the restructuring liability (in thousands):

                                                              Balance at     Charged to                    Balance at
                                                              Beginning      Costs and                        End
Changes in the total accrued restructuring  liability         of Period      Expenses      Deductions      of Period
-----------------------------------------------------         ---------      --------      ----------      ---------
   For the year ended July 28, 2001                             $    --        $12,241       $(2,728)       $ 9,513
   For the year ended July 27, 2002                             $ 9,513        $10,510       $(2,029)       $17,994
   For the year ended July 31, 2003                             $17,994        $   306       $(3,411)       $14,889
   For the six months ended January 25, 2003                    $17,994        $  (135)      $(1,518)       $16,341
   For the six months ended January 31, 2004                    $14,889        $   (35)      $(1,999)       $12,855
                                                                 Short          Long         Total
Components of the total accrued restructuring liability          Term           Term        Liability
-------------------------------------------------------         ------         ------       ---------
   For the year ended July 28, 2001                             $3,135         $ 6,378       $ 9,513
   For the year ended July 27, 2002                             $3,397         $14,597       $17,994
   For the year ended July 31, 2003                             $4,117         $10,772       $14,889
   For the six months ended January 25, 2003                    $3,931         $12,410       $16,341
   For the six months ended January 31, 2004                    $3,383         $ 9,472       $12,855

     Amortization of Deferred Stock Compensation

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $0 and $20,000 during the three and six months ended January 31, 2004, respectively, compared to $41,000 and $79,000 during the three and six months ended January 25, 2003, respectively. We do not expect any further expenses associated with deferred stock compensation through fiscal year 2004.

     Amortization of Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of OSDN, we amortized $3,000 and $0.6 million of intangibles for the three months ended January 31, 2004 and January 25, 2003, respectively. We amortized $6,000 and $1.3 million of intangibles for the six months ended
January 31, 2004 and January 25, 2003, respectively. The estimated total amortization expense of acquired intangible assets is $12,700 and $9,500 for the fiscal years ending July 31, 2004 and July 31, 2005, respectively.

     We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No changes occurred during the three months ended January 31, 2004 that would indicate a possible impairment in the carrying value of intangible assets at January 31, 2004.

     Remeasurement of Warrant Liability, Interest and Other Income, Net

     On November 6, 2003, we entered into a securities purchase agreement in which we completed a private placement of 3,529,412 shares of our common stock with The Riverview Group LLC ("Riverview") at an issue price of $4.25 per share for aggregate proceeds of approximately $15 million (the "Private Placement"). In connection with the Private Placement, the Company retained Wharton Capital Partners Ltd. ("Wharton") to act as a financial consultant and placement agent. Also in connection with the Private Placement, Riverview and Wharton received three-year warrants to purchase a total of 705,883 and 25,000 shares of our common stock, respectively, at an exercise price of $6.00 and $6.14 per share, respectively (collectively, the "Warrants"). We entered into a registration rights agreement with Riverview on November 6, 2003 (the "Registration Rights Agreement") in which we agreed to provide certain registration rights under the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder, and applicable state securities laws with respect to the common stock and the warrants issued to Riverview.

     The shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants do not have the same rights as the other shares which are included in the Equity section of the Consolidated Balance sheet. Therefore, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants are classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date. We valued the Warrants as of November 6, 2003 using the Black-Scholes valuation model and then, on January 31, 2004, revalued them using the same Black-Scholes valuation model. Based on our remeasurement, our net warrant liability for the Warrants decreased by $0.8 million to $1.7 million as of January 31, 2004, from $2.5 million as of November 6, 2003. This $0.8 million decrease in warrant liability was partially offset by a $0.2 million non-cash expense associated with not having the shares of common stock associated with the Private Placement registered as of January 31, 2004. Due to a penalty clause in the Registration Rights Agreement, if we are unable to effect registration of the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants, we will be required to expense a total of $3.0 million over the next 56 months. We present the net $0.6 million on our income statement as remeasurement of warrant liability income (for additional information please see footnote number 10 in the notes to the consolidated financial statements). Once the shares of our common stock sold in the Private Placement and the shares underlying the Warrants have been registered, they will have the same rights as our other outstanding, registered common stock and we will no longer be required to record income or expense associated with remeasurement of the Warrants or for the potential penalty associated with not registering the shares of our common stock sold in the Private Placement and the shares underlying the Warrants. After the shares of our common stock sold in the Private Placement and the shares underlying the Warrants have been registered, they will then be moved from the liability section of our consolidated balance sheet to the equity section of our consolidated balance sheet.

     Interest income, net, includes income from our cash investments net of interest expense. Net interest income decreased $0.1 million to $0.2 million for the three months ended January 31, 2004 from $0.3 million for the three months ended January 25, 2003. Net interest income decreased $0.1 million to $0.5 million for the six months ended January 31, 2004 from $0.6 million for the six months ended January 25, 2003. These decreases were primarily related to the year-over-year interest rate decline.

     Interest income, net, was 2.7% and 4.2% of total revenues for the three months ended January 31, 2004 and January 25, 2003, respectively. Interest income, net, was 3.3% and 5.4% of total revenues for the six months ended January 31, 2004 and January 25, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue and due to lower interest rates. Going forward we expect interest income to decrease as a percentage of total revenues.

     Other income, net, includes items such as legal settlement proceeds net of other expenses. Other income net, was $0 for the three months ended January 31, 2004 and a $37,000 expense for the three months ended January 25, 2003. Other income net, increased $1.0 million to $0.9 million for the six months ended January 31, 2004 from a $65,000 expense for the six months ended January 25, 2003. The $1.0 million increase in interest and other income was due to a $1.0 million legal settlement and a $0.3 million business recovery payment related to the World Trade Center disaster, partially offset by a decrease $0.3 million of other expenses related to our exited hardware business.


     Income Taxes

     As of January 31, 2004, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

     As of January 31, 2004, our available capital resources totaled $49.4 million, comprised of marketable securities of $37.9 million and cash and cash equivalents of $11.5 million. As of July 31, 2003, our available capital resources totaled $38.8 million, comprised of $32.5 million in marketable securities and $6.3 million in cash and cash equivalents. Our average net monthly cash flow shortfall during the three months ended January 31, 2004 was approximately $0.8 million. The cash flow shortfall is primarily due to operating lease commitments that were entered into while we were operating our hardware business and employee costs associated with our software business. We believe that at our current cash flow shortfall rates, we have enough cash to operate through fiscal year 2005. We will continue to invest significant resources in an effort to grow our software business.

     Net cash used in operating activities was $6.2 million in the six months ended January 31, 2004 and $8.3 million in the six months ended January 25, 2003. Net cash used in operating activities during the six months ended January 31, 2004 primarily reflected a net loss of $2.7 million, a decrease in accrued liabilities of $3.1 million, including a $2.0 million reduction in accrued restructuring accruals as we make lease payments on restructured space and a $0.9 million reduction in legal expenses due to the agreement by our insurers to pay the legal expenses associated with the initial public offering securities litigation; an increase in accounts receivable of $1.0 million, related to the higher level of sales in the three months ending January 31, 2004 compared to the three months ending July 31, 2003; net remeasurement of warrant liability of $0.6 million, associated with the private placement; and an increase in prepaid assets and inventories of $0.6 million, due to the payment of insurance premiums and seasonal inventory needs for our e-commerce business, respectively; partially offset by depreciation expense $0.9 million and an increase in deferred revenue of $0.9 million. Net cash used in operating activities during the six months ended January 25, 2003 of $8.3 million primarily reflected a net loss of $7.8 million, a decrease in accrued liabilities of $2.8 million, a decrease in accounts payable of $0.7 million, an increase in accounts receivable of $0.4 million, a restructuring expense of $0.2 million and an increase in prepaid assets and inventories of $0.2 million partially offset by depreciation and amortization of intangible asset expense $3.1 million, an increase in deferred revenue of $0.6 million and an increase in other long-term liabilities of $0.1 million.

     A significant portion of our cash inflows have historically been generated by our sales. These inflows may fluctuate significantly from period to period. A decrease in customer demand or decrease in the market acceptance of our products would jeopardize our future ability to generate positive cash flows from operations.

     For the six months ended January 31, 2004, we used $5.9 million in cash for investing activities, compared to the use of $15.5 million for the six months ended January 25, 2003. During the six months ended January 31, 2004 we purchased $0.5 million in fixed assets and $10.1 million in marketable securities and sold $4.8 million in marketable securities. Cash used for investing activities was significantly higher for the six months ended January 25, 2003 when we purchased $23.7 million in marketable securities and sold $8.1 million in marketable securities, due to implementing our strategic decision to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return.

     For the six months ended January 31, 2004, we generated $17.3 million in cash from financing activities, compared to $0.2 million for the six months ended January 25, 2003. Net proceeds from the private placement generated $14.5 million during the six months ended January 31, 2004 and cash generated from the issuance of common stock to our employees increased to $2.8 million during the six months ended January 31, 2004 compared to the $0.2 million for the six months ended January 25, 2003. We do not anticipate entering into additional private placement transactions in the foreseeable future and the level of cash, if any, that will be generated in the future from the issuance of common stock to our employees from the exercising of options is dependant upon several factors, including the market price of our common stock and the number of employees participating in our stock option plans.

     For the six months ended January 31, 2004 and January 25, 2003, exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

      As of January 31, 2004 and July 31, 2003, we had outstanding letters of credit issued under a line of credit of approximately $0.9 million related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of each fiscal year through 2005 under our existing lease agreement.

     Future payments due under debt and lease obligations as of January 31, 2004 are as follows (in thousands):

                                            Gross                    Net
                                          Operating     Sublease  Operating
                                            Leases      Income      Leases
                                           -------      ------     -------
2004 ..................................    $ 2,647      $  341     $ 2,306
2005 ..................................      5,002         663       4,339
2006 ..................................      3,741         151       3,590
2007 ..................................      3,511          --       3,511
2008 ..................................      3,616          --       3,616
Thereafter ............................      6,905          --       6,905
                                           -------      ------     -------
          Total minimum lease payments     $25,422      $1,155     $24,267
                                           =======      ======     =======

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

     In December 2003, the SEC issued SAB 104, Revenue Recognition, ("SAB 104") which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We do not believe the adoption of SAB 104 will have a material impact on the financial statements.

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

We are devoting the majority of our research and development spending on our SourceForge application, so if this software does not achieve market acceptance we are likely to experience continued operating losses.

Although in the second quarter of our fiscal year 2004, which ended on January 31, 2004, approximately 13% of our revenue was derived from our software business, we devoted 70.6%, or $1.2 million, of our research and development spending to research and development associated with our SourceForge software application. Given that SourceForge remains a relatively new enterprise software application, we expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge's significant research and development costs will materially and adversely affect our business and operating results.

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

The period between initial contact with a prospective customer and the licensing of our software varies and has often exceeded three and occasionally exceeded twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license SourceForge. Factors that our customers and potential customers have informed us that they considered when evaluating SourceForge included product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. We have found that customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in completed transactions and associated revenue. Even if SourceForge has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to the following:

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

Contractual issues may arise during the negotiation process that may delay the anticipated closure of a transaction and our ability to recognize revenue as anticipated. The occurrence of such issues might cause our software revenue and operating results to fall below our publicly-stated expectations, the expectations of securities analysts or the expectations of investors. Failure to meet public expectations is likely to materially and adversely affect the trading price of our common stock.

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

                      Risks Related To Our Online Business

If our online business fails to continue to deliver original and compelling content and services, we will be unable to attract and retain users, which will adversely affect our financial results.

The successful development and production of content and services is subject to numerous uncertainties, including our ability to:

     o anticipate and successfully respond to rapidly changing consumer tastes and preferences;

     o   fund new program development; and

     o   attract and retain qualified editors, writers and technical personnel.

We cannot assure you that our online content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that any new content or services will be developed in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers, we will be unable to generate sufficient revenue to grow our online business.

Decreases or delays in advertising spending due to general economic conditions could harm our ability to generate advertising revenue, which would adversely affect our financial results.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by minimal growth of marketing and advertising budgets and delays in spending of budgeted resources. Because we derive a large part of our revenues from advertising fees, the decrease in or delay of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues. Even if economic conditions continue to improve, marketing budgets and advertising spending may not increase from current levels.

We cannot predict our e-commerce customers' preferences with certainty and such preferences may change rapidly. If we fail to accurately assess and predict our e-commerce customers' preferences, it will adversely impact our financial results.

Our e-commerce offerings on our ThinkGeek.com Web site are designed to appeal to IT professionals, software developers and others in technical fields. Misjudging either the market for our products or our customers' purchasing habits will cause our sales to decline, our inventories to increase and/or require us to sell our products at lower prices, all of which would have a negative effect on our business.

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products offered at our ThinkGeek e-commerce Web site. Failure to properly assess our inventory needs will adversely affect our financial results.

In order to be successful, we must accurately predict our consumer tastes and avoid overstocking or under-stocking products. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

If we do not maintain sufficient e-commerce inventory levels, or if we are unable to deliver our e-commerce products to our customers in sufficient quantities, our online business operating results will be adversely affected.

We must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during the peak holiday selling seasons. If we fail to achieve these goals, we may be unable to meet customer demand, and our financial results will be adversely affected.

Our ThinkGeek e-commerce Web site is dependent upon a single third party fulfillment and warehouse provider. The satisfaction of our e-commerce customers is highly dependent upon fulfillment of orders in a professional and timely manner, so any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our e-commerce business.

Our ThinkGeek e-commerce Web site's ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on efillit Inc., a third-party contract fulfillment and warehouse provider located in Baltimore, Maryland. efillit has generally kept pace with ThinkGeek's growth to date, however, we cannot be certain that efillit will be able to satisfactorily accommodate ThinkGeek's future growth. If efillit fails to meet our future distribution and fulfillment needs, our relationship with and reputation among our e-commerce customers will suffer and this will adversely effect our e-commerce growth. Additionally, if efillit cannot meet our distribution and fulfillment needs, or our contract with efillit terminates, we may fail to secure a suitable replacement or second-source distribution and fulfillment provider on comparable terms, which would adversely affect our e-commerce financial results.

                     Risks Related To Our Financial Results

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2005.

Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for fiscal year 2004. Our average net monthly cash flow shortfall during the quarter ended January 31, 2004 was approximately $0.8 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2005. While we believe we will not require additional capital to fund continued operations through fiscal year 2005, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A continued slowdown in technology or advertising spending as compared to the general economy, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

Because we have a limited  operating  history  selling  SourceForge,  we may not
accurately  forecast  our  sales  and  revenues,   which  will  cause  quarterly
fluctuations in our total revenues and financial results.

We  have  a  limited  operating  history  as  a  provider  of  SourceForge,  our proprietary software application. As a result, our historical financial information is of limited value in projecting future operating results. On June 27, 2001, we announced our plan to exit our hardware business. In the first quarter of our fiscal year 2002, we made the strategic decision to exit, and exited, the hardware-related software engineering and professional services fields to focus on SourceForge. These changes required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our engineering and management teams. Therefore, in evaluating our business you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. In addition, most of our operating costs are fixed and based on our revenue expectations. Therefore, if we have a shortfall in revenues, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results.

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our quarterly total revenues and financial results.

The primary factors over which we have limited or no control that may adversely impact our quarterly total revenues and financial results include the following:

     o   specific economic conditions relating to IT spending;

     o the discretionary nature of our software customers' purchase and budget cycles;

     o   the size and timing of software customer orders;

     o   long software sales cycles;

     o   our ability to retain skilled software engineers and sales personnel;

     o the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

     o the possibility that software development delays will result from our outsourcing of certain SourceForge research and development efforts to Cybernet Software Systems, Inc., an independent contractor located primarily in India;

     o economic conditions relating to online advertising and sponsorship, and e-commerce;

     o   our  ability  to  demonstrate  and  maintain   attractive  online  user
         demographics;

     o our ability to retain a skilled online advertising and sponsorship sales force;

     o the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

     o   our ability to keep our Web sites operational at a reasonable cost.

If our revenues and operating results fall below our expectations, the expectations of securities analysts or the expectations of investors, the trading price of our common stock will likely be materially and adversely affected. You should not rely on the results of our business in any past periods as an indication of our future financial performance.

Future guidelines and interpretations regarding software revenue recognition could cause delays in our ability to recognize revenue, which will adversely impact our quarterly financial results.

From time to time, the American Institute of Certified Public Accountants (AICPA), the Public Company Accounting Oversight Board (PCAOB) and the SEC will issue guidelines and interpretations regarding the recognition of revenue from software and other activities. These new guidelines and interpretations could result in a delay in the company's ability to recognize revenue. If the company has to delay the recognition of a significant amount of revenue in the future, this will have a material impact on the company's reported financial results.

We have a history of losses and expect to continue to incur net losses for the foreseeable future. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a loss of $1.4 million for our fiscal second quarter ended January 31, 2004, and we had an accumulated deficit of $742.4 million as of January 31, 2004. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2005.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of January 31, 2004, we had 121 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

The lack of inclusion of a consent of Arthur Andersen LLP to this Registration Statement limits your ability to assert a claim against Arthur Andersen LLP.

Our financial statements for the fiscal year ended July 28, 2001 are included in our Annual Report on Form 10-K. On April 17, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent auditor. Given the changes at Arthur Andersen, we are unable to obtain Arthur Andersen's written consent to the incorporation of its audit report into the Registration Statement with respect to our financial statements as of July 28, 2001.

As a result, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, investors would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of securities under Registration Statements made on or after the date of this Form S-3.

                          Risks Related To Competition

If we do not effectively compete with new and existing competitors, our revenues will not grow and may decline, which will adversely impact our financial results.

We believe that the newly emerging collaborative software development market is fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the marketplace. Our potential competitors include companies entrenched in closely related markets who may choose to enter and focus on collaborative software development. Although we do not believe that we presently have an entrenched competitor, we expect competition to intensify in the future if the market for collaborative software development applications continues to expand. Our potential competitors include providers of software and related services as well as providers of hosted application services. Many of our potential competitors have significantly more resources, more experience, longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business. Because individual product sales often lead to a broader customer relationship, our products must be able to successfully compete with and complement numerous competitors' current and potential offerings. Moreover, we may be forced to compete with our strategic partners, and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive position and operating results.

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

                       Other Risks Related To Our Business

We may be subject to claims as a result of information published on, posted on or accessible from our Internet sites, which could be costly to defend and subject us to significant damage claims.

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

We may be subject to product liability claims if people or property are harmed by the products we sell on our e-commerce web sites, which could be costly to defend and subject us to significant damage claims.

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

Our ability to successfully offer our services and grow our software business requires an effective planning and management process. We updated our operations and financial systems, procedures and controls following our strategic decision to focus on our application software and online businesses. Our systems will continue to require additional modifications and improvements to respond to current and future changes in our business. If we cannot grow our software and online businesses, and manage that growth effectively, or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our businesses will suffer.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of fiscal year 2004, the closing sale prices of our common stock on the Nasdaq ranged from $2.98 to $5.26 per share and the closing sale price on January 30, 2004 was $3.99 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. Our corporate headquarters, the majority of our research and development activities and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

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

Risks Related to the sale of shares of our common stock in the Private Placement

The common stock sold in the Private Placement will increase the supply of our common stock on the public market, which may cause our stock price to decline.

The sale into the public market of the common stock to be sold in the Private Placement could adversely affect the market price of our common stock. Most of our shares of common stock outstanding are eligible for immediate and unrestricted sale in the public market at any time. Once the registration statement in connection with the Private Placement is declared effective, the 5,107,354 shares of common stock covered by that prospectus will be eligible for immediate and unrestricted resale into the public market. The presence of these additional shares of common stock in the public market may depress our stock price.

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

     The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 31, 2004. This table does not include money market funds because those funds are not subject to market risk.

                                            Maturing               Maturing within               Maturing
(in thousands)                         within three months    three months to one year    Greater than one year
                                       -------------------    ------------------------    ---------------------
As of January  31, 2004
Cash equivalents                            $8,000
    Weighted-average interest rate           1.10%
Short-term investments                                                $24,686
    Weighted-average interest rate                                      2.23%
Long-term investments                                                                            $13,189
    Weighted-average interest rate                                                                 2.05%

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

                                     PART II

Item 1. Legal Proceedings

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company's motion to dismiss the claims against it. The litigation is now in discovery. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.


Item 2. Changes in Securities and Use of Proceeds

     On November 6, 2003 we sold 3,529,412 shares of our common stock and warrants to purchase 705,883 shares of our common stock at an exercise price of $6.00 per share (the "Riverview Warrants") to The Riverview Group LLC for aggregate consideration of $15 million. These securities were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Offering").

     The Company retained Wharton Capital Partners Ltd. ("Wharton") to act as a financial consultant and placement agent in the Offering. The Company entered into an agreement with Wharton on October 29, 2003 (the "Wharton Agreement"), pursuant to which Wharton agreed to act as the Company's non-exclusive financial consultant and/or placement agent from the date of the agreement through November 28, 2003. Pursuant to the terms of the Wharton Agreement, the Company issued Wharton warrants to purchase a total of 25,000 shares of VA Software common stock at an exercise price of $6.14 per share (the "Wharton Warrants") as compensation for its services in connection with the Offering. These securities were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     Both the Riverview Warrants and the Wharton Warrants include a cashless exercise provision pursuant to which Riverview and Wharton may exercise the warrants in whole or in part and receive fewer shares upon such exercise in lieu of making the cash payment otherwise required upon such exercise.


Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits

--------------------------------------------------------------------------------
     Exhibit No.   Description
     -----------   -----------
--------------------------------------------------------------------------------
       31.1        Rule 13a-14(a) Certification of Chief Executive Officer.
       ----
--------------------------------------------------------------------------------
       31.2        Rule 13a-14(a) Certification of Chief Financial Officer.
       ----
--------------------------------------------------------------------------------
       32.1        Certification  Of  Chief  Executive  Officer  Pursuant  To 18
                   U.S.C.  Section 1350,  As Adopted  Pursuant To Section 906 Of
                   The Sarbanes-Oxley Act Of 2002.
--------------------------------------------------------------------------------
       32.2        Certification  Of  Chief  Financial  Officer  Pursuant  To 18
                   U.S.C.  Section 1350,  As Adopted  Pursuant To Section 906 Of
                   The Sarbanes-Oxley Act Of 2002.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

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

     On February 24, 2004, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) disclosing the issuance of a February 24, 2004 press release announcing its financial results for the quarter ended January 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VA SOFTWARE CORPORATION

                             By:  /s/ ALI JENAB
                                  ---------------------
                                      Ali Jenab
                                      President and Chief Executive Officer


                             By:  /s/ KATHLEEN R. MCELWEE
                                  ----------------------------------------------
                                      Kathleen R. McElwee
                                      Vice President and Chief Financial Officer
Date: March 16, 2004

                                  EXHIBIT INDEX

 Exhibit
  Number
  ------

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