Form 10-Q
period 2004-04-30
VA SOFTWARE CORP
filed 2004-06-14
CIK 1096199

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2004

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

                46939 Bayside Parkway, Fremont, California, 94538
          (Address, including zip code, of principal executive offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title Of Class                          Outstanding At June 9, 2004
    Common Stock, $0.001 par value                           61,142,292

================================================================================


                                                        Table of Contents
                                                                                                                            Page No.
 PART I.       FINANCIAL INFORMATION
 Item 1.       Financial Statements (unaudited)................................................................................ 3
                   Condensed Consolidated Balance Sheets at April 30, 2004 and July 31, 2003................................... 3
                   Condensed  Consolidated  Statements of  Operations  for the three and nine months ended April 30, 2004 and April 26, 2003.......................................................................................... 4
                   Condensed  Consolidated  Statements  of Cash Flows for the nine months  ended April 30, 2004 and April
                   26, 2003.................................................................................................... 5
                   Notes to Condensed Consolidated Financial Statements........................................................ 6

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations........................... 14
 Item 3.       Quantitative and Qualitative Disclosures About Market Risk...................................................... 35
 Item 4.       Controls and Procedures......................................................................................... 36


 PART II.      OTHER INFORMATION
 Item 1.       Legal Proceedings............................................................................................... 36
 Item 6.       Exhibits and Reports on Form 8-K................................................................................ 36
 Signatures.................................................................................................................... 37
 Certifications................................................................................................................ 38


                                     PART I

                             VA SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)


                                                                                                   April 30,               July 31,
                                                                                                      2004                   2003
                                                                                                   ---------              ---------
                                        ASSETS
Current assets:
  Cash and cash equivalents ..........................................................             $   6,606              $   6,303
  Short-term investments .............................................................                22,574                 27,864
  Restricted cash, current ...........................................................                   450                    450
  Accounts receivable, net ...........................................................                 3,083                  1,928
  Inventories ........................................................................                   677                    388
  Prepaid expenses and other assets ..................................................                 1,574                  1,232
                                                                                                   ---------              ---------
          Total current assets .......................................................                34,964                 38,165
Property and equipment, net ..........................................................                 1,334                  4,267
Long-term investments ................................................................                17,470                  4,680
Restricted cash, non current .........................................................                   450                    450
Other assets .........................................................................                   990                    933
                                                                                                   ---------              ---------
          Total assets ...............................................................             $  55,208              $  48,495
                                                                                                   =========              =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................................             $     983              $     863
  Accrued restructuring liabilities, current portion .................................                 4,023                  4,117
  Accrued compensation ...............................................................                 1,264                  1,346
  Deferred revenue ...................................................................                 1,513                    751
  Accrued liabilities and other ......................................................                 1,193                  2,263
                                                                                                   ---------              ---------
          Total current liabilities ..................................................                 8,976                  9,340
Accrued restructuring liabilities, net of current portion ............................                 8,475                 10,772
Other long-term liabilities ..........................................................                 1,247                  1,181
                                                                                                   ---------              ---------
          Total liabilities ..........................................................                18,698                 21,293
Commitments and contingencies (Notes 7 and 9) ........................................                  --                     --
Stockholders' equity:
  Common stock                                                                                            62                     56
  Treasury stock .....................................................................                    (4)                    (4)
  Additional paid-in capital .........................................................               783,077                766,765
  Deferred stock compensation ........................................................                  --                      (20)
  Accumulated other comprehensive gain (loss) ........................................                  (122)                   128
  Accumulated deficit ................................................................              (746,503)              (739,723)
                                                                                                   ---------              ---------
         Total stockholders' equity ..................................................                36,510                 27,202
                                                                                                   ---------              ---------
         Total liabilities and stockholders' equity ..................................             $  55,208              $  48,495
                                                                                                   =========              =========

                              The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts, unaudited)


                                                                                   Three Months Ended           Nine months ended
                                                                                 ----------------------      ----------------------
                                                                                 April 30,     April 26,     April 30,     April 26,
                                                                                   2004          2003          2004          2003
                                                                                 --------      --------      --------      --------
 Total revenues:
   Software revenues .......................................................     $  1,379      $    671      $  3,377      $  2,072
   Online revenues .........................................................        5,909         5,185        18,518        14,996
   Other revenues ..........................................................            3           181            49           604
                                                                                 --------      --------      --------      --------
      Total revenues .......................................................        7,291         6,037        21,944        17,672

 Cost of revenues:
   Software cost of revenues ...............................................          360           450         1,496         1,513
   Online cost of revenues .................................................        3,153         2,658        10,581         8,392
   Other cost of revenues ..................................................         --             (14)         --            (377)
                                                                                 --------      --------      --------      --------
      Cost of revenues .....................................................        3,513         3,094        12,077         9,528
                                                                                 --------      --------      --------      --------
      Gross margin .........................................................        3,778         2,943         9,867         8,144
                                                                                 --------      --------      --------      --------
 Operating expenses:
   Sales and marketing .....................................................        2,639         2,614         7,623         7,260
   Research and development ................................................        1,667         1,987         5,210         5,987
   General and administrative ..............................................        1,490         1,422         3,772         5,113
   Restructuring costs and other special charges ...........................        3,244           101         3,209           (34)
   Amortization of deferred stock compensation .............................         --              37            20           116
   Amortization of intangible assets .......................................            3           644             9         1,932
                                                                                 --------      --------      --------      --------
           Total operating expenses ........................................        9,043         6,805        19,843        20,374
                                                                                 --------      --------      --------      --------
 Loss from operations ......................................................       (5,265)       (3,862)       (9,976)      (12,230)
 Remeasurement of warrant liability ........................................          925          --           1,566          --
 Interest income, net ......................................................          223           258           708           886
 Other income (expense) , net ..............................................           (8)           (6)          923           (71)
                                                                                 --------      --------      --------      --------
 Net loss ..................................................................     $ (4,125)     $ (3,610)     $ (6,779)     $(11,415)
                                                                                 ========      ========      ========      ========
Other comprehensive gain (loss):
      Unrealized gain (loss) on marketable securities and investments ......         (152)            7          (258)           95
      Foreign currency translation gain (loss) .............................           (3)            1             8             8
                                                                                 --------      --------      --------      --------
 Comprehensive loss ........................................................     $ (4,280)     $ (3,602)     $ (7,029)     $(11,312)
                                                                                 ========      ========      ========      ========

 Net loss ..................................................................     $ (4,125)     $ (3,610)     $ (6,779)     $(11,415)
                                                                                 ========      ========      ========      ========
 Basic and diluted net loss per share ......................................     $  (0.07)     $  (0.07)     $  (0.11)     $  (0.21)
                                                                                 ========      ========      ========      ========
 Shares used in computing basic and diluted net loss per share .............       60,882        53,935        59,186        53,835
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

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                                               Nine Months Ended
                                                                                                         ---------------------------
                                                                                                         April 30,         April 26,
                                                                                                            2004             2003
                                                                                                         --------          --------
Cash flows from operating activities:
  Net loss .....................................................................................         $ (6,779)         $(11,415)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ...............................................            1,209             4,511
    Remeasurement of warrant liability .........................................................           (1,566)             --
    Provision for bad debts ....................................................................                7               (42)
    Provision for excess and obsolete inventory ................................................               (5)              (15)
    Loss on disposal of assets .................................................................             --                   4
    Amortization of deferred stock compensation ................................................               20               116
    Non-cash restructuring expense .............................................................            2,496              (256)
    Changes in assets and liabilities:
      Accounts receivable ......................................................................           (1,162)             (502)
      Inventories ..............................................................................             (284)              (43)
      Prepaid expenses and other assets ........................................................             (408)               (4)
      Accounts payable .........................................................................              120              (767)
      Accrued restructuring liabilities ........................................................           (2,391)           (2,150)
      Deferred revenue .........................................................................              762               (30)
      Accrued liabilities and other ............................................................           (1,148)           (1,340)
      Other long-term liabilities ..............................................................               65               176
                                                                                                         --------          --------
         Net cash used in operating activities .................................................           (9,064)           11,757
                                                                                                         --------          --------
Cash flows from investing activities:
  Purchase of property and equipment ...........................................................             (763)             (125)
  Purchase of marketable securities ............................................................          (39,806)          (30,828)
  Sale of marketable securities ................................................................           32,306            15,171
  Other, net ...................................................................................             (258)               95
         Net cash used in investing activities .................................................           (8,521)          (15,687)
                                                                                                         --------          --------
Cash flows from financing activities:
  Payments on notes payable ....................................................................             --                 (42)
  Proceeds from issuance of common stock, net ..................................................           17,884               249
                                                                                                         --------          --------
         Net cash provided by financing activities .............................................           17,884               207
                                                                                                         --------          --------

 Effect of exchange rate changes on cash and cash equivalents ..................................                4                 8
                                                                                                         --------          --------
 Net increase (decrease) in cash and cash equivalents ..........................................              303           (27,229)
                                                                                                         --------          --------
 Cash and cash equivalents, beginning of period ................................................            6,303            35,148
                                                                                                         --------          --------
 Cash and cash equivalents, end of period ......................................................         $  6,606          $  7,919
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

    The results of operations for the three and nine months ended April 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending July 31, 2004.

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

  Foreign Currency Translation

    The functional currency of all the Company's foreign subsidiaries is the country's local currency. Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in comprehensive income as a component of stockholders' equity. As of April 30, 2004, the Company did not hold any foreign currency derivative instruments.

  Segment and Geographic Information

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is comprised of VA's Chief Executive Officer and its executive team. The Company operates as two reportable business segments: software and online. Due to the significant amount of shared operating resources that are utilized by both of the business segments, the Company only reports segment information for revenues and cost of sales.

    The Company markets its products in the United States through its direct sales force. Revenues for each of the three and nine months ended April 30, 2004 and April 26, 2003 were primarily generated from sales to end users in the United States.

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

    Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance for each customer. The Company typically sells to customers for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately such customer's ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

    The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to the maintenance, support and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE for professional services on this basis. VSOE for maintenance and support is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9.

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

    E-commerce revenues are derived from the online sale of consumer goods and digital animations. E-commerce revenues from the sale of consumer goods are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. In general, the Company recognizes e-commerce revenue upon the shipment of goods. The Company does grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented. The majority of the revenues derived from digital animation sales are related to membership arrangements. As a result, we recognize the value ratably over the term of the contract, normally 3 or 12 months.

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

    The Company recognizes revenues from customer support services associated with VA's former hardware business, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognizes revenues from professional service contracts upon completion of the project, or using the percentage of completion contract accounting method where project costs can be reasonably estimated. The Company records any payments received prior to revenue recognition as deferred revenue. For the three and nine months ended April 30, 2004, revenues from customer support services and professional service contracts associated with the Company's former hardware business were not material.

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

  Stock Based Compensation

    The Company accounts for its employee stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Deferred stock-based compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

    Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three and nine months ended April 30, 2004, and April 26, 2003, the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):


                                                                                    Three Months Ended          Nine months ended
                                                                                 ----------------------      ----------------------
                                                                                 April 30,     April 26,     April 30,     April 26,
                                                                                   2004          2003          2004          2003
                                                                                 --------      --------      --------      --------
Net loss as reported .......................................................     $ (4,125)     $ (3,610)     $ (6,779)     $(11,415)
Add back employee stock-based compensation expense related to
   stock options included in reported net loss .............................         --              37            20           116
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards, net
   of related tax effects ..................................................       (1,773)       (2,320)       (4,780)       (6,907)
                                                                                 --------      --------      --------      --------
   Pro forma net loss ......................................................     $ (5,898)     $ (5,893)     $(11,539)     $(18,206)
                                                                                 --------      --------      --------      --------

Shares used in computing basic and diluted net loss per share ..............       60,882        53,935        59,186        53,835
                                                                                 --------      --------      --------      --------
Reported basic and diluted net loss per share ..............................     $  (0.07)     $  (0.07)     $  (0.11)     $  (0.21)
                                                                                 ========      ========      ========      ========
Pro forma basic and diluted net loss per share .............................     $  (0.10)     $  (0.11)     $  (0.19)     $  (0.34)
                                                                                 ========      ========      ========      ========

    The Company calculated the fair value of each option grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                Stock Option Plans                      Stock Option Plans
                                            For The Three Months Ended              For The Nine months ended
                                         ----------------------------------    -------------------------------------
                                            April 30,          April 26,          April 30,            April 26,
                                              2004                2003               2004                 2003
                                         ----------------     -------------    -----------------     ---------------
Expected life (years)..................         4.7                4.7                5.0                  4.7
Risk-free interest rate................         2.9%               3.0%               3.3%                 3.1%
Volatility.............................       105.7%             107.4%             109.7%               107.4%
Dividend yield.........................        None               None               None                 None

                                                    ESPP Plans                              ESPP Plans
                                            For The Three Months Ended              For The Nine months ended
                                         ----------------------------------    -------------------------------------
                                            April 30,          April 26,          April 30,            April 26,
                                              2004                2003               2004                 2003
                                         ----------------     -------------    -----------------     ---------------
Expected life (years)..................        0.5                 0.5               0.5                  0.5
Risk-free interest rate................        1.1%                1.0%              1.1%                 1.1%
Volatility.............................      119.1%               92.5%            102.3%                95.2%
Dividend yield.........................       None                None              None                 None


  Goodwill and Intangibles

    Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three or nine months ended April 30, 2004 that would indicate a possible impairment in the carrying value of intangible assets at April 30, 2004.

    The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                                                          As of April 30, 2004               As of July 31, 2003
                                                                     ------------------------------   ------------------------------
                                                                     Gross Carrying    Accumulated    Gross Carrying    Accumulated
                                                                         Amount       Amortization        Amount        Amortization
                                                                        --------        --------         --------        ---------
Domain and trade names ...........................................      $  5,922        $ (5,910)        $  5,922        $ (5,901)
Purchased technology .............................................         2,534          (2,534)           2,534          (2,534)
                                                                        --------        --------         --------        --------
      Total intangible assets ....................................         8,456          (8,444)           8,456          (8,435)
Goodwill .........................................................        60,362         (60,362)          60,362         (60,362)
                                                                        --------        --------         --------        --------
Total changes in goodwill and intangible assets ..................      $ 68,818        $(68,806)        $ 68,818        $(68,797)
                                                                        ========        ========         ========        ========

    The aggregate amortization expense of intangible assets, net of restructuring charges were $3,183 and $644,000 for the three months ending April 30, 2004 and April 26, 2003, respectively and were $9,549 and $1,932,000 for the nine months ending April 30, 2004 and April 26, 2003, respectively. The estimated total amortization expense of acquired intangible assets is $12,700 and $9,500 for the fiscal years ending July 31, 2004 and July 31, 2005, respectively.

  Inventories

    Inventories related to our online operations consist of finished goods that are valued using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

  Concentrations of Credit Risk and Significant Customers

    The   Company's   investments   are  held  with  two   reputable   financial
institutions. Both institutions are headquartered in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. At April 30, 2004, two customers, Google Inc and Starcom IP Inc. accounted for 16.6% and 10.2% of gross accounts receivable outstanding, respectively. These receivables are current and the Company believes the receivables are fully collectable.

    For the three and nine months ending April 30, 2004, no single customer accounted for more than 10% of VA's total revenues. For the three and nine months ending April 26, 2003 one customer, Intel Corporation, accounted for approximately 16.6% and 17.0% of total revenues respectively.

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

    During the quarter ended April 30, 2004, in an effort to reduce its operating expenses, the Company adopted a plan to relocate and relocated its Fremont, California headquarters to a smaller building in the same complex. The Company recorded net restructuring expenses of $2.9 million related to exiting these facilities which was included in restructuring expense. Included in the $2.9 million dollar restructuring expense was $2.5 million of expense related to writing off leasehold improvements and fixed assets and $0.4 million in expenses related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). In addition to the $2.9 million dollar restructuring expense, because the Company has reached agreement in principal on subleases relating to unoccupied portions of properties that the Company currently leases in Sunnyvale, California and Fremont, California and expects to finalize these subleases during its fourth quarter of fiscal 2004, the Company changed its assumptions of expected future sublease income from its restructured idle office space that was previously restructured in fiscal year 2002 and recorded a restructuring charge of $0.3 million. The Company recorded $3.2 million in restructuring expenses in the consolidated statement of operations for the three and nine months ending April 30, 2004.

    The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. The Company evaluates and updates, if applicable, these estimates quarterly. As of April 30, 2004, the Company had an accrual of approximately $12.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses. The non-cancelable leases will expire by the end of fiscal year 2010.

    Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                            Total Charged                   Total
                                                                                            To Operations      Nine    Restructuring
                                                                   Total                        Total         months    Liabilities
                                               Total Charged    Charged To    Charged To        ended          Cash        at
                                                To Operations   Operations    Operations      April 30,      Receipts/     April 30,
                                                 Fiscal 2001    Fiscal 2002    Fiscal 2003       2004       (Payments)      2004
                                                 -----------    -----------    -----------     --------     ----------     ----

Cash Provisions:
  Other special charges relating to
    restructuring activities .................... $  2,159      $   (888)      $     78       $   --        $ (1,349)    $   --
  Facilities charges ............................    6,584         9,401            191            713        (4,391)    $ 12,498
  Employee severance and other related charges ..    3,498         1,997             37           --          (5,532)        --
                                                  --------      --------       --------       --------      --------     --------
      Total cash provisions .....................   12,241        10,510            306            713      $(11,272)    $ 12,498
                                                  --------      --------       --------       --------      ========     ========
Non-cash:
  Write-off of goodwill and intangibles .........   59,723        30,632           --             --
  Write-off of other special charges
   relating to restructuring activities .........    4,434         5,442           (553)         2,496
  Write-off of accelerated options from
    terminated employees ........................    1,352          --             --             --
  Acceleration of deferred stock
   compensation .................................   35,728           352            (16)          --
                                                  --------      --------       --------       --------
      Total non-cash provisions .................  101,237        36,426           (569)          --
                                                  --------      --------       --------       --------
      Total provisions .......................... $113,478      $ 46,936       $   (263)      $  3,209
                                                  ========      ========       ========       ========


Below is a summary of the changes to the restructuring liability (in thousands):

                                                                             Balance at     Charged to                    Balance at
     Changes in the total accrued restructuring  liability                    Beginning      Costs and                        End
     -----------------------------------------------------                    of Period      Expenses      Deductions      of Period
                                                                              ---------      --------      ----------      ---------
        For the year ended July 28, 2001 .............................         $  --           $12,241       $(2,728)       $ 9,513
        For the year ended July 27, 2002 .............................         $ 9,513         $10,510       $(2,029)       $17,994
        For the year ended July 31, 2003 .............................         $17,994         $   306       $(3,411)       $14,889
        For the nine months ended April 26, 2003 .....................         $17,994         $   222       $(2,372)       $15,844
        For the nine months ended April 30, 2004 .....................         $14,889         $   713       $(3,104)       $12,498

     Components of the total accrued restructuring liability                     Short          Long          Total
     -------------------------------------------------------                     Term           Term        Liability
                                                                                 ----           ----        ---------
        For the year ended July 28, 2001..............................         $ 3,135         $ 6,378       $ 9,513
        For the year ended July 27, 2002..............................         $ 3,397         $14,597       $17,994
        For the year ended July 31, 2003..............................         $ 4,117         $10,772       $14,889
        For the nine months ended April 26, 2003......................         $ 4,277         $11,567       $15,844
        For the nine months ended April 30, 2004......................         $ 4,023         $ 8,475       $12,498

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

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):


                                                                                Three Months Ended      Nine months ended
                                                                              ---------------------   ---------------------
                                                                              April 30,   April 26,   April 30,   April 26,
                                                                                2004        2003        2004        2003
                                                                              --------    --------    --------    --------
         Net loss .........................................................   $ (4,125)   $ (3,610)   $ (6,779)   $(11,415)
                                                                              --------    --------    --------    --------
         Basic and diluted:
           Weighted average shares of common stock outstanding ............     60,882      53,935      59,186      53,843
           Less: Weighted average shares subject to repurchase ............       --          --          --            (8)
                                                                              --------    --------    --------    --------
           Shares used in computing basic and diluted net loss per share ..     60,882      53,935      59,186      53,835
                                                                              ========    ========    ========    ========

           Basic and diluted net loss per share ...........................   $  (0.07)   $  (0.07)   $  (0.11)   $  (0.21)
                                                                              ========    ========    ========    ========


    The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                                               Three Months Ended             Nine months ended
                                                                             ----------------------        ------------------------
                                                                             April 30,    April 26,        April 30,      April 26,
                                                                               2004         2003             2004           2003
                                                                              ------       ------           ------         ------
        Anti-dilutive securities:
            Options to purchase common stock.............................      9,448       12,148            9,448         12,148

            Warrants.....................................................        731          --               731            --
                                                                              ------       ------           ------         ------
                 Total...................................................     10,179       12,148           10,179         12,148
                                                                              ======       ======           ======         ======

5. Comprehensive Loss

    Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for sale marketable securities. The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. Total comprehensive loss for the three and nine months ended April 30, 2004 was approximately $4.3 million and $7.0 million, respectively. Total comprehensive loss for the three and nine months ended April 26, 2003 was approximately $3.6 million and $11.3 million, respectively.

6. Segment and Geographic Information

    The accounting policies of the Company's segments are the same as those described in the summary of significant accounting polices above. There are no intersegment sales. The Company's chief operating decision-maker evaluates performance based on each segment's revenue and gross margin rather than profit or similar measure. The Company's assets and liabilities are not discretely allocated or reviewed by segment.


                                                                                                                     Total
     (in thousands)                                                Software         Online          Other           Company
                                                                   -------         -------         -------          -------
         Three Months Ended April 30, 2004
           Revenue from external customers ...............         $ 1,379         $ 5,909         $     3          $ 7,291
           Cost of revenues ..............................         $   360         $ 3,153         $  --            $ 3,513
                                                                   -------         -------         -------          -------
           Gross margin ..................................         $ 1,019         $ 2,756         $     3          $ 3,778
         Three Months Ended April 26, 2003
           Revenue from external customers ...............         $   671         $ 5,185         $   181          $ 6,037
           Cost of revenues ..............................         $   450         $ 2,658         $   (14)         $ 3,094
                                                                   -------         -------         -------          -------
           Gross margin ..................................         $   221         $ 2,527         $   195          $ 2,943
         Nine months ended April 30, 2004
           Revenue from external customers ...............         $ 3,377         $18,518         $    49          $21,944
           Cost of revenues ..............................         $ 1,496         $10,581         $  --            $12,077
                                                                   -------         -------         -------          -------
           Gross margin ..................................         $ 1,881         $ 7,937         $    49          $ 9,867
         Nine months ended April 26, 2003
           Revenue from external customers ...............         $ 2,072         $14,996         $   604          $17,672
           Cost of revenues ..............................           1,513         $ 8,392         $  (377)         $ 9,528
                                                                   -------         -------         -------          -------
           Gross margin ..................................         $   559         $ 6,604         $   981          $ 8,144

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

    In December 2003, the SEC issued SAB 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not a material impact on the Company's consolidated financial statements.

9.  Guarantees and Indemnifications

    As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2004.

    The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any patent , copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2004.

    The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2004.

    The Company warrants that its hardware products related to its previous hardware business will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the products to the customer for the life of the product, typically 36 months. The remaining estimated fair value of these agreements related to the Company's previous hardware business is minimal at April 30, 2004. Accordingly, the Company has a liability of approximately $12,000 recorded for these agreements as of April 30, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

    We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation and we develop market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate the Open Source Development Network, Inc. ("OSDN"), a network of Internet Web sites.

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

    OSDN is a network of media and e-commerce Internet Web sites serving the IT professional and software development communities. As of June 1, 2004, OSDN reaches approximately 16 million unique visitors and serves more than 250 million page views per month. We believe that OSDN is the most dynamic community-driven media network on the Web and a cornerstone of the open source software development community. OSDN attracts IT decision-makers and buyers, from chief technology officers to project managers. Technologists, developers and system administrators turn to OSDN sites to create debate and make IT news. OSDN is supported by sponsors and advertisers who want to reach the unique demographic of IT professionals and developers that visit our OSDN Web sites monthly. In addition, OSDN runs e-commerce sites to allow its visitors to buy a variety of retail goods of interest to the software development and IT communities. Our OSDN Web sites include:

o SourceForge.net, our flagship Web site and software development center. As of June 1, 2004, SourceForge.net was the development home for more than 81,000 software development projects and had more than 850,000 registered users.

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

    We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with SOP 98-9.

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

    E-commerce revenues are derived from the online sale of consumer goods and digital animations. We recognize e-commerce revenues from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize e-commerce revenue upon the shipment of goods. We do grant customers a right to return e-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented. The majority of the revenues derived from digital animation sales are related to membership arrangements. We offer two Animation Factory membership agreement options, Gold and Platinum. Both Gold and Platinum memberships are available for either a three-month or one-year term. During a Gold or Platinum membership term, a member has access to 200,000 animations, 50,000 Web designs, three-dimensional clipart, and tiled backgrounds via unlimited Internet downloads. A Platinum member also receives access to extra large animations, presentation elements and PowerPoint presentations. As a result, we recognize the value ratably over the term of the contract, normally 3 or 12 months.

    Other Revenues

    Our revenue recognition policy related to our former hardware systems business follows SAB 104, "Revenue Recognition." Under SAB 104, we recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, we recognized product revenue upon shipment of the goods. We did not grant our customers any rights to return these products.

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

    We have completed eleven quarters of operations focused on building our application software business, and accordingly have a limited operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continue to be derived from our online business and we face numerous risks and uncertainties that commonly confront new and emerging businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

    The following table sets forth our operating results for the periods indicated as a percentage of total revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months Ended        Nine Month Ended
                                                                           ----------------------    ----------------------
                                                                           April 30,    April 26,    April 30,    April 26,
                                                                             2004         2003         2004          2003
                                                                             ----         ----         ----          ----
                                                                                (unaudited)                  (unaudited)
Total revenues
          Software revenues .........................................         18.9%        11.1%        15.4%        11.7%
          Online revenues ...........................................         81.0%        85.9%        84.4%        84.9%
          Other revenues ............................................          0.0%         3.0%         0.2%         3.4%
                                                                           -------      -------      -------      -------
            Total revenues ..........................................        100.0%       100.0%       100.0%       100.0%

         Cost of revenues
          Software cost of revenues .................................          4.9%         7.5%         6.8%         8.5%
          Online cost of revenues ...................................         43.2%        44.0%        48.2%        47.5%
          Other cost of revenues ....................................          0.0%        (0.2)%        0.0%        (2.1)%
                                                                           -------      -------      -------      -------
           Cost of revenues .........................................         48.2%        51.3%        55.0%        53.9%
                                                                           -------      -------      -------      -------
          Gross margin .............................................         51.8%        48.7%        45.0%         46.1%

         Operating expenses:
           Sales and marketing ......................................         36.2%        43.3%        34.7%        41.1%
           Research and development .................................         22.9%        32.9%        23.7%        33.9%
           General and administrative ...............................         20.4%        23.6%        17.2%        28.9%
           Restructuring costs and other special charges ............         44.5%         1.7%        14.6%        (2.0)%
           Amortization of deferred stock compensation ..............          0.0%         0.6%         0.1%         0.7%
           Amortization of goodwill and intangible assets ...........          0.0%        10.7%         0.0%        10.9%
                                                                           -------      -------      -------      -------
               Total operating expenses .............................        124.0%       112.8%        90.3%       115.3%
                                                                           -------      -------      -------      -------
         Loss from operations .......................................        (72.2)%      (64.1)%      (45.3)%      (69.2)%

         Remeasurement of warrant liability .........................         12.7%         0.0%         7.1%         0.0%
         Interest income, net .......................................          3.0%         4.3%         3.2%         5.0%

         Other income (expense), net ................................         (0.1)%       (0.1)%        4.2%        (0.4)%
                                                                           -------      -------      -------      -------
         Net loss ...................................................        (56.6)%      (59.9)%      (30.8)%      (64.6)%
                                                                           =======      =======      =======      =======

  Total revenues

    During the fourth quarter of fiscal 2003, two separate businesses emerged and as of July 31, 2003, we operate as two reportable business segments: software and online.

    Our total revenues increased to $7.3 million and $21.9 million for the three months and nine months ended April 30, 2004, respectively, from $6.0 million and $17.7 million for the three and nine months ended April 26, 2003, respectively. The $1.3 million and $4.2 million increase in total revenues for the three and nine months ended April 30, 2004 was due primarily to increases in our online and software businesses, offset by a decrease in other revenue derived from our exited hardware business.

    For the three and nine months ending April 30, 2004, no single customer accounted for more than 10% of our total revenues. For the three and nine months ending April 26, 2003 one customer, Intel Corporation, accounted for approximately 16.6% and 17.0% of our total revenues respectively.

     Software Revenues

    Software revenues are derived from our application software business and include software licenses, professional services, maintenance, support and training. Software revenues represent $1.4 million, or 18.9%, and $0.7 million, or 11.1%, of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. The $0.7 million increase in software revenues was due to an increase in the licensing component of software revenue. During the quarter ended April 30, 2004, we signed six contracts with values exceeding $100,000 with a variety of new and existing customers. Additionally during the quarter we released the next generation of our SourceForge commercial application, and added 11 new SourceForge customers.

    Software revenues represent $3.4 million, or 15.4%, and $2.1 million, or 11.7%, of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. The year-over-year $1.3 million increase in software revenue was due to the increased number of new customers that were added during the nine months ended April 30, 2004 compared with the nine months ended April 26, 2003, coupled with a larger installed base for maintenance revenue and follow-on sales. We began fiscal year 2004 with an installed base of 55 customers and added 31 new customers during the nine months ended April 30, 2004 compared to beginning fiscal year 2003 with an installed base of 24 customers and adding 17 new customers during the nine months ended April 26, 2003.

    Online Revenues

    Online revenues include online advertising and e-commerce revenues. Total online revenues of $5.9 million and $5.2 million represented 81.0% and 85.9% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. Total online revenues of $18.5 million and $15.0 million represented 84.4% and 84.9% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively.

    Online advertising revenues of $2.6 million and $2.7 million represented 35.6% and 45.0% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. Online advertising revenues included $0.3 million and $0.5 million of barter revenue for the three months ended April 30, 2004 and April 26, 2003, respectively. Online advertising revenues of $7.1 million and $7.3 million represented 32.4% and 41.2% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. Online advertising revenues included $1.2 million and $1.5 million of barter revenue for the nine months ended April 30, 2004 and April 26, 2003, respectively. For the three and nine months ended April 26, 2003 respectively, online advertising revenues included $1.0 million and $3.0 million of Intel sponsorship revenue. Because sponsorships are not tied to delivery of a specific number of banner advertising impressions, sponsorship revenues are not included in the average CPM rate or impression rate calculations discussed below. The average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements we display to users of our online services) for the three months ended April 30, 2004 increased by 10%, when compared to the three months ended April 26, 2003. The number of impressions delivered for the three months ended April 30, 2004 increased by 41% when compared to the three months ended April 26, 2003. The CPM rate for the nine months ended April 30, 2004 decreased by 20%, when compared to the nine months ended April 26, 2003. The number of impressions delivered for the nine months ended April 30, 2004 increased by 61% when compared to the nine months ended April 26, 2003. The increase in the number of impressions was primarily due to general improvement in demand for our online advertising coupled with sales generated by an additional sales representative that we added in the second quarter of fiscal year 2004 we expect the growth of our online advertising revenue to outpace that of the general online advertising market. We believe that our prominent position in serving the growing open source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

    E-commerce revenues of $3.4 million and $2.5 million represented 45.8% and 41.2% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. E-commerce revenues of $11.5 million and $7.7 million represented 52.5% and 43.8% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. The $0.9 million and $3.8 million increases in e-commerce revenues for the three and nine months ended April 30, 2004 were primarily due to increased consumer awareness of our site due to expanded advertising, a broader product offering which attracted a larger customer base, web site enhancements and affiliate programs that drove more traffic to our site. As a result of our effort we had a 59.3% and 53.7% year-over-year increase in the number of orders placed for the three and nine months ended April 30, 2004, respectively. We expect continued growth in our e-commerce revenue, including the continued seasonal impact from online holiday shoppers in our second fiscal quarter.

    Other Revenues

    Other revenues are derived from our former hardware, customer support, and professional services businesses. Other revenues represent $3,000, or 0.0%, of total revenues for the three months ended April 30, 2004 and $0.2 million, or 3.0%, for the three months ended April 26, 2003. Other revenues represent $49,000 or 0.2%, of total revenues for the nine months ended April 30, 2004 and $0.6 million, or 3.4%, for the nine months ended July 25, 2003.

  Cost of Revenues

    Cost of software revenues include direct material and production costs for CDs and manuals, professional services cost and support department costs. Cost of software revenues were $0.4 million and $0.5 million for each of the three months ended April 30, 2004 and April 26, 2003, respectively. The $0.1 million decrease in cost of software revenues was primarily related to a reduction of costs associated with our professional service department. Cost of software revenues were $1.5 million for each of the nine months ended April 30, 2004 and April 26, 2003. Cost of software revenues were 4.9% and 7.5% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively and were 6.8% and 8.6% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. The three and nine month percentage of total revenue decreases were primarily due to the increase in total revenue We anticipate that cost of software revenues will increase in absolute dollars and decrease as a percentage of total revenues through the end of our fiscal year 2005.

    Software gross margin increased $0.8 million to $1.0 million for the three months ended April 30, 2004 from $0.2 million for the three months ended April 26, 2003. The software gross margin was 14.0% and 3.6% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. The $0.8 million increase in gross margin was due to a $0.7 million increase in software revenue, coupled with a $0.1 million decrease in the cost in the services and support department cost structure. The software gross margin increased $1.3 million to $1.9 million for the nine months ended April 30, 2004 from $0.3 million for the nine months ended April 26, 2003. The software gross margin was 8.6% and 3.1% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. The $1.3 million increase in gross margin was due to the $1.3 million increase in software revenue coupled with no significant year-over-year increase in the services and support department cost structure. We anticipate that software gross margins in absolute dollars will increase in direct relationship to revenue increases.

    Cost of online revenues includes cost of e-commerce materials, shipping and fulfillment costs, and employee costs associated with the editorial, operations and merchandising functions. Cost of online revenues increased $0.5 million to $3.2 million for the three months ended April 30, 2004 from $2.7 million for the three months ended April 26, 2003. Cost of online revenues were 43.2% and 44.0% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. The $0.5 million increase in online cost of revenues was primarily due to a $0.4 million increase in e-commerce material costs and $0.2 million increase in shipping and fulfillment costs associated with e-commerce partially offset by a $0.1 million reduction in our online advertising business cost of revenues. Cost of online revenues increased $2.2 million to $10.6 million for the nine months ended April 30, 2004 from $8.4 million for the nine months ended April 26, 2003. Cost of online revenues were 48.2% and 47.5% of total revenues for the nine months ended April 30, 2004 and April 26, 2003 respectively. The $2.2 million increases in online cost of revenues were primary due to the $1.9 million increase in material costs and the $0.9 million in shipping and fulfillment costs associated with e-commerce partially offset by a $0.6 million reduction in our online advertising cost of revenues. The increase in e-commerce materials, shipping and fulfillment costs for both the three- and nine-month periods was directly related to increases in revenue.

    Online gross margin increased $0.3 million to $2.8 million for the three months ended April 30, 2004 from $2.5 million for the three months ended April 26, 2003. Online gross margin increased $1.3 million to $7.9 million for the nine months ended April 30, 2004 from $6.6 million for the nine months ended April 26, 2003. The three and nine month increases in online gross margin dollars are related to increases in total online revenue partially offset by an increase in cost of online revenues.

    Online gross margin was 37.8% and 41.9% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. Online gross margin was 36.2% and 37.4% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. We expect to see continued quarterly variations in online gross margins as a percent of online revenues due to the mix of our higher margin advertising revenue with lower margin, seasonal e-commerce revenue.

  Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

    Sales and marketing expenses were $2.6 million for each of the three months ended April 30, 2004 and April 26, 2003. Sales and marketing expenses increased $0.3 million to $7.6 million for the nine months ended April 30, 2004 from $7.3 million for the nine months ended April 26, 2003. The $0.3 million increase was due to a $0.1 million increase in commission expense associated with the increased revenue, a $0.1 million increase in outside contractor expense and a $0.1 million increase in other miscellaneous expense categories.

    Sales and marketing expenses were 36.2% and 43.3% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. Sales and marketing expenses were 34.7% and 41.1% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue. Going forward, we expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of total revenues through our fiscal year 2005.

  Research and Development Expenses

    Research and development expenses consist primarily of salaries and related expenses for software engineers. Total research and development expenses related to our software business were $1.1 million and $1.6 million for the three months ended April 30, 2004 and April 26, 2003, respectively. Total research and development expenses related to our software business were $3.6 million and $4.8 million for the nine months ended April 30, 2004 and April 26, 2003, respectively. Software research and development expenses are primarily related to the development of new products and enhancements to our current products. Total research and development expenses for our online business were $0.6 million and $0.4 million for the three months ended April 30, 2004 and April 26, 2003, respectively. Total online research and development expenses were $1.6 million and $1.2 million for the nine months ended April 30, 2004 and April 26, 2003, respectively. Online research and development is directed toward the improvement of existing products and services.

    Total research and development expenses decreased by $0.3 million to $1.7 million for the three months ended April 30, 2004 from $2.0 million for the three months ended April 26, 2003. The $0.3 million decrease was primarily due to a $0.1 million decrease in employee labor expense, a $0.1 million decrease in allocated overhead expenses such as rent and utilities and a $0.1 million decrease in outside contractor expense as we decreased our usage of outside contractors. The salary and allocated overhead expenses were lower due to a 12%, or 5 person decrease in average headcount.

    Total research and development expenses decreased by $0.8 million to $5.2 million for the nine months ended April 30, 2004 from $6.0 million for the nine months ended April 26, 2003. The $0.8 million decrease was due to a $0.4 million decrease in employee labor expenses, a $0.2 million decrease in outside contractor expense and a $0.2 million decrease in allocated overhead expenses such as rent and utilities. The salary and allocated overhead expenses were lower due to a 13%, or 6 person decrease in average headcount.

    Research and development expenses were 22.9% and 32.9% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. Research and development expenses were 23.7% and 39.9% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue and the year-over-year reduction in headcount. Going forward we expect research and development expenses to increase slightly in absolute dollars and decrease as a percentage of total revenues through our fiscal year 2005.

  General and Administrative Expenses

    General and administrative expenses consist of salaries and related expenses for finance and administrative personnel and professional fees for accounting and legal services.

    General and administrative expenses increased $0.1 million to $1.5 million for the three months ended April 30, 2004 from $1.4 million for the three months ended April 26, 2003. The $0.1 million dollar increase was due to an increase in recruiting fees. General and administrative expenses decreased $1.3 million to $3.8 million for the nine months ended April 30, 2004 from $5.1 million for the nine months ended April 26, 2003. The $1.3 million dollar decrease was due to a $0.9 million reversal of accrued legal expenses reserved for securities litigation expenses that were ultimately paid by one of our insurers, a $0.3 million reversal of legal expenses related to a lawsuit that was favorably resolved during our first fiscal quarter, a $0.3 million dollar decrease in facilities expense resulting from a $0.2 million dollar restructuring charge included in the nine month ended April 26, 2003 coupled with a 16% decrease in headcount offset by a $0.2 million increase in recruiting fees.

    General and administrative expenses were 20.4% and 23.6% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. General and administrative expenses were 17.2% and 28.9% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue and due to the expense reduction reasons noted above. Going forward we expect general and administrative expenses to increase slightly in absolute dollars but decrease as a percentage of total revenues through our fiscal year 2005.

  Restructuring Costs and Other Special Charges

    In fiscal 2001 and 2002, we adopted plans to exit the systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our software and online businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $180.2 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $19.8 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). The accrual from non-cancelable lease payments includes management's estimates of sublease income. These estimates are subject to change based on actual events. We evaluate and update, if applicable, these estimates quarterly. As of April 30, 2004, we had an accrual of approximately $12.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses

    During the quarter ended April 30, 2004, in an effort to reduce our operating expenses, we adopted a plan to relocate and relocated our Fremont, California headquarters to a smaller building in the same complex. We recorded net restructuring expenses of $2.9 million related to exiting these activities. Included in the $2.9 million dollar restructuring expense was $2.5 million of expense related to a writing off of leasehold improvements and fixed assets and $0.4 million in expenses related to excess facilities from non-cancelable leases (with payments continuing until fiscal 2010, unless sublet completely). In addition to the $2.9 million dollar restructuring expense. Based upon anticipated sublease commitments relating to our remaining idle space, during the quarter ended April 30, 2004 we updated our assumptions as to expected future sublease income for certain restructured idle office space previously restructured in fiscal year 2002 and, as a result, recorded a restructuring charge of $0.3 million.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                                            Total Charged                   Total
                                                                                            To Operations      Nine    Restructuring
                                                                   Total                        Total         months    Liabilities
                                               Total Charged    Charged To    Charged To        ended          Cash        at
                                                To Operations   Operations    Operations      April 30,      Receipts/     April 30,
                                                 Fiscal 2001    Fiscal 2002    Fiscal 2003       2004       (Payments)      2004
                                                 -----------    -----------    -----------     --------     ----------     ----

Cash Provisions:
  Other special charges relating to
    restructuring activities .................... $  2,159      $   (888)      $     78       $   --        $ (1,349)    $   --
  Facilities charges ............................    6,584         9,401            191            713        (4,391)    $ 12,498
  Employee severance and other related charges ..    3,498         1,997             37           --          (5,532)        --
                                                  --------      --------       --------       --------      --------     --------
      Total cash provisions .....................   12,241        10,510            306            713      $(11,272)    $ 12,498
                                                  --------      --------       --------       --------      ========     ========
Non-cash:
  Write-off of goodwill and intangibles .........   59,723        30,632           --             --
  Write-off of other special charges
   relating to restructuring activities .........    4,434         5,442           (553)         2,496
  Write-off of accelerated options from
    terminated employees ........................    1,352          --             --             --
  Acceleration of deferred stock
   compensation .................................   35,728           352            (16)          --
                                                  --------      --------       --------       --------
      Total non-cash provisions .................  101,237        36,426           (569)          --
                                                  --------      --------       --------       --------
      Total provisions .......................... $113,478      $ 46,936       $   (263)      $  3,209
                                                  ========      ========       ========       ========


Below is a summary of the changes to the restructuring liability (in thousands):

                                                                             Balance at     Charged to                    Balance at
     Changes in the total accrued restructuring  liability                    Beginning      Costs and                        End
     -----------------------------------------------------                    of Period      Expenses      Deductions      of Period
                                                                              ---------      --------      ----------      ---------
        For the year ended July 28, 2001 .............................         $  --           $12,241       $(2,728)       $ 9,513
        For the year ended July 27, 2002 .............................         $ 9,513         $10,510       $(2,029)       $17,994
        For the year ended July 31, 2003 .............................         $17,994         $   306       $(3,411)       $14,889
        For the nine months ended April 26, 2003 .....................         $17,994         $   222       $(2,372)       $15,844
        For the nine months ended April 30, 2004 .....................         $14,889         $   713       $(3,104)       $12,498

     Components of the total accrued restructuring liability                     Short          Long          Total
     -------------------------------------------------------                     Term           Term        Liability
                                                                                 ----           ----        ---------
        For the year ended July 28, 2001..............................         $ 3,135         $ 6,378       $ 9,513
        For the year ended July 27, 2002..............................         $ 3,397         $14,597       $17,994
        For the year ended July 31, 2003..............................         $ 4,117         $10,772       $14,889
        For the nine months ended April 26, 2003......................         $ 4,277         $11,567       $15,844
        For the nine months ended April 30, 2004......................         $ 4,023         $ 8,475       $12,498

  Amortization of Deferred Stock Compensation

    In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we expensed deferred stock compensation of $0 and $20,000 during the three and nine months ended April 30, 2004, respectively, compared to $37,000 and $116,000 during the three and nine months ended April 26, 2003, respectively. We do not expect any further expenses associated with deferred stock compensation through fiscal year 2004.

  Amortization of Intangible Assets

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to at least an annual assessment for impairment applying a fair-value based test. Upon adoption of SFAS No. 142 on July 29, 2001, we no longer amortize goodwill. In connection with the acquisition of OSDN, we amortized $3,183 and $0.6 million of intangibles for the three months ended April 30, 2004 and April 26, 2003, respectively. We amortized $9,549 and $1.9 million of intangibles for the nine months ended April 30, 2004 and April 26, 2003, respectively. The estimated total amortization expense of acquired intangible assets is $12,700 and $9,500 for the fiscal years ending July 31, 2004 and July 31, 2005, respectively.

    We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No changes occurred during the three or nine months ended April 30, 2004 that would indicate a possible impairment in the carrying value of intangible assets at April 30, 2004.

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

    Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement (the "Registration Statement") on Form S-3 in order to register the common stock and warrants issued in the Private Placement. The SEC declared the Registration Statement effective on April 30, 2004. Before the effective date of the Registration Statement, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants did not have the same rights as the other shares which were included in the Equity section of the Consolidated Balance sheet. Therefore, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants were classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date. We initially valued the Warrants as of November 6, 2003 and revalued them on January 31, 2004 using the Black-Scholes valuation model and then, on April 30, 2004, the effective date of the Registration Statement, revalued them again using the same Black-Scholes valuation model. Based on our remeasurement at January 31, 2004, our net warrant liability for the Warrants decreased by $0.8 million to $1.7 million. Based on our remeasurement at April 30, 2004, our net warrant liability for the Warrants decreased by $1.1 million to $0.6 million. For the three months ended January 31, 2004 and April 30, 2004, respectively, the $0.8 million and $1.1 million decreases in warrant liability were partially offset by a $0.2 million non-cash expense associated with not having the shares of common stock associated with the Private Placement registered. We present the net $0.6 million and net $0.9 million for the three months ended January 31, 2004 and April 30, 2004, respectively, on our income statement as remeasurement of warrant liability income.

    Interest income, net, includes income from our cash investments net of interest expense. Net interest income decreased $0.1 million to $0.2 million for the three months ended April 30, 2004 from $0.3 million for the three months ended April 26, 2003. Net interest income decreased $0.2 million to $0.7 million for the nine months ended April 30, 2004 from $0.9 million for the nine months ended April 26, 2003. These decreases were primarily related to the year-over-year interest rate decline.

    Interest income, net, was 3.0% and 4.3% of total revenues for the three months ended April 30, 2004 and April 26, 2003, respectively. Interest income, net, was 3.2% and 5.0% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively. These decreases as a percentage of total revenues were primarily related to our increase in revenue and due to lower interest rates. Going forward we expect interest income to decrease as a percentage of total revenues.

    Other expense, net, includes items such as legal settlement proceeds net of other expenses. Other expense, net, was $8,000 and $6,000 for the three months ended April 30, 2004 and April 26, 2003, respectively. Other expense, net, decreased by $1.0 million to $0.9 million income for the nine months ended April 30, 2004 from an $71,000 expense for the nine months ended April 26, 2003. The $1.0 million increase in other income was due to a $1.0 million legal settlement and a $0.3 million business recovery payment related to the World Trade Center disaster, partially offset by a decrease $0.3 million of other expenses related to our exited hardware business.

    Other expense, net was 0.1% of total revenues for each of the three months ended April 30, 2004 and April 26, 2003, respectively. Interest expense, net, was 4.2% and 0.4% of total revenues for the nine months ended April 30, 2004 and April 26, 2003, respectively.

  Income Taxes

    As of April 30, 2004, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2021 and fiscal year 2012, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

    As of April 30, 2004, our available capital resources totaled $46.7 million, comprised of marketable securities of $40.1 million and cash and cash equivalents of $6.6 million. As of July 31, 2003, our available capital resources totaled $38.8 million, comprised of $32.5 million in marketable securities and $6.3 million in cash and cash equivalents. Our average net monthly cash flow shortfall during the three months ended April 30, 2004 was approximately $0.9 million. The cash flow shortfall is primarily due to operating lease commitments that were entered into while we were operating our hardware business and employee costs associated with our software business. We believe that at our current cash flow shortfall rates we have enough cash to operate through fiscal year 2005. We expect to continue to invest significant resources in an effort to grow our software business.

    Net cash used in operating activities was $9.1 million for the nine months ended April 30, 2004 and $11.8 million for the nine months ended April 26, 2003. Net cash used in operating activities during the nine months ended April 30, 2004 primarily reflected a net loss of $6.8 million, a decrease in accrued liabilities of $3.5 million, including a $2.4 million reduction in accrued restructuring accruals as we make lease payments on restructured space and a $0.9 million reduction in legal expenses due to the agreement by our insurers to pay the legal expenses associated with the initial public offering securities litigation; an increase in accounts receivable of $1.1 million, related to the higher level of sales in the three months ending April 30, 2004 compared to the three months ending July 31, 2003; net remeasurement of warrant liability of $1.6 million, associated with the Private Placement; and an increase in prepaid assets and inventories of $0.7 million, due to the payment of insurance premiums and seasonal inventory needs for our e-commerce business, respectively; partially offset by restructuring expenses of $2.5 million, depreciation expense of $1.2 million, an increase in deferred revenue of $0.8 million, and an increase in accounts payable of $0.1 million. Net cash used in operating activities during the nine months ended April 26, 2003 of $11.8 million primarily reflected a net loss of $11.4 million, a decrease in accrued liabilities of $3.5 million, a decrease in accounts payable of $0.8 million, and an increase in accounts receivable of $0.5 million, partially offset by depreciation and amortization of intangible asset expense of $4.5 million, and a increase in long-term liabilities of $0.2 million.

    A significant portion of our cash inflows have historically been generated by our sales. These inflows may fluctuate significantly from period to period. A decrease in customer demand or decrease in the market acceptance of our products would jeopardize our future ability to generate positive cash flows from operations.

    For the nine months ended April 30, 2004, we used $8.5 million in cash for investing activities, compared to the use of $15.7 million for the nine months ended April 26, 2003. During the nine months ended April 30, 2004 we purchased $0.7 million in fixed assets and $39.8 million in marketable securities and sold $32.3 million in marketable securities. Cash used for investing activities was significantly higher for the nine months ended April 26, 2003 when we purchased $30.8 million in marketable securities and sold $15.1 million in marketable securities, due to implementing our strategic decision to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return.

    For the nine months ended April 30, 2004, we generated $17.9 million in cash from financing activities, compared to $0.2 million for the nine months ended April 26, 2003. Net proceeds from the Private Placement generated $14.5 million during the nine months ended April 30, 2004 and cash generated from the issuance of common stock to our employees increased to $3.4 million during the nine months ended April 30, 2004 compared to the $0.2 million for the nine months ended April 26, 2003. We do not anticipate entering into additional private placement transactions in the foreseeable future and the level of cash, if any, that will be generated in the future from the issuance of common stock to our employees from the exercising of options is dependant upon several factors, including the market price of our common stock and the number of employees participating in our stock option plans.

    For the nine months ended April 30, 2004 and April 26, 2003, exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

    As of April 30, 2004 and July 31, 2003, we had outstanding letters of credit issued under a line of credit of approximately $0.9 million related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of each fiscal year through 2005 under our existing lease agreement.

    Future payments due under debt and lease obligations as of April 30, 2004 are as follows (in thousands)

                                            Gross                         Net
                                          Operating      Sublease      Operating
                                           Leases         Income         Leases
                                           -------       -------       -------
2004 .................................     $ 1,263       $   184       $ 1,079
2005 .................................       5,014           661         4,353
2006 .................................       3,741           153         3,588
2007 .................................       3,511          --           3,511
2008 .................................       3,616          --           3,616
Thereafter ...........................       6,905          --           6,905
                                           -------       -------       -------
          Total minimum lease payments     $24,050       $   998       $23,052
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

    In December 2003, the SEC issued SAB 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We do not believe the adoption of SAB 104 will have a material impact on the financial statements.

                                  Risk Factors

PROSPECTIVE INVESTORS IN VA SOFTWARE SECURITIES SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS OF WHICH WE ARE NOT PRESENTLY AWARE OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

                     Risks Related To Our Software Business

Because the market for our SourceForge application software is relatively new and rapidly evolving, we do not know whether existing and potential customers will license SourceForge in sufficient quantities for us to achieve profitability.

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

Although in the third quarter of our fiscal year 2004, which ended on April 30, 2004, approximately 19% of our revenue was derived from our software business, we devoted 67.6%, or $1.1 million, of our research and development spending to research and development associated with our SourceForge software application. Given that SourceForge remains a relatively new enterprise software application, we expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge's significant research and development costs will materially and adversely affect our business and operating results.

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

If we do not continue to receive repeat business from existing software customers, our revenue will not grow and may decline.

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

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by modest growth of marketing and advertising budgets. Because we derive a large part of our revenues from advertising fees, the decreases in or delays of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues. Even if economic conditions continue to improve, marketing budgets and advertising spending may not increase from current levels.

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

Our ThinkGeek e-commerce Web site's ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on a third-party contract fulfillment and warehouse provider. We previously utilized the services of efillit Inc., a third-party contract fulfillment and warehouse provider located in Baltimore, Maryland. However, effective June 4, 2004, we transitioned from efillit to a new provider, Dotcom Distribution, Inc. ("Dotcom Distribution"), located in Edison, New Jersey, whom we believe will be able to satisfactorily accommodate ThinkGeek's future growth. If Dotcom
Distribution fails to meet our future distribution and fulfillment needs, our relationship with and reputation among our e-commerce customers will suffer and this will adversely affect our e-commerce growth. Additionally, if Dotcom Distribution cannot meet our distribution and fulfillment needs, or our contract with Dotcom Distribution terminates, we may fail to secure a suitable replacement or second-source distribution and fulfillment provider on comparable terms, which would adversely affect our e-commerce financial results.

                     Risks Related To Our Financial Results

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2005.

Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for fiscal year 2004 and all or part of fiscal year 2005. Our average net monthly cash flow shortfall during the quarter ended April 30, 2004 was approximately $0.9 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2005. While we believe we will not require additional capital to fund continued operations through fiscal year 2005, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

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

From time to time, the American Institute of Certified Public Accountants (AICPA), the Public Company Accounting Oversight Board (PCAOB) and the SEC will issue guidelines and interpretations regarding the recognition of revenue from software and other activities. These new guidelines and interpretations could result in a delay in our ability to recognize revenue. If the company has to delay the recognition of a significant amount of revenue in the future, this will have a material impact on the company's reported financial results.

We have a history of losses and expect to continue to incur net losses for the foreseeable future. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a loss of $4.1 million for our fiscal third quarter ended April 30, 2004, and we had an accumulated deficit of $746.5 million as of April 30, 2004. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2005.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of April 30, 2004, we had 121 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the third quarter of fiscal year 2004, the closing sale prices of our common stock on the Nasdaq ranged from $1.98 to $4.03 per share and the closing sale price on April 30, 2004 was $1.98 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

    The following table presents the amounts of our cash equivalents and short-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of April 30, 2004. This table does not include money market funds because those funds are not subject to market risk.


                                                 Maturing              Maturing within               Maturing
(in thousands)                             within three months    three months to one year    Greater than one year
                                           -------------------    ------------------------    ---------------------
As of April 30, 2004
Cash equivalents                                  $6,158
    Weighted-average interest rate                  1.07%
Short-term investments                                                    $22,574
    Weighted-average interest rate                                          2.93%
Long-term investments                                                                                $17,470
    Weighted-average interest rate                                                                      2.37%


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


Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits

     --------------------- ---------------------------------------------------------------------------------------------------------
         Exhibit No.       Description
     --------------------- ---------------------------------------------------------------------------------------------------------
             31.1          Rule 13a-14(a) Certification of Chief Executive Officer.
     --------------------- ---------------------------------------------------------------------------------------------------------
             31.2          Rule 13a-14(a) Certification of Chief Financial Officer.
     --------------------- ---------------------------------------------------------------------------------------------------------
             32.1          Certification  Of Chief  Executive  Officer  Pursuant To 18 U.S.C.  Section  1350,  As Adopted  Pursuant
                           To Section 906 Of The Sarbanes-Oxley Act Of 2002.
     --------------------- ---------------------------------------------------------------------------------------------------------
             32.2          Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
                           Section 906 Of The Sarbanes-Oxley Act Of 2002.
     --------------------- ---------------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K

    On February 24, 2004, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) disclosing the issuance of a February 24, 2004 press release announcing its financial results for the quarter ended January 31, 2004.

    On May 25, 2004,  the Company  furnished a Current  Report on Form 8-K under
Item 12 (Results of Operations and Financial Condition) disclosing the issuance of a May 25, 2004 press release announcing its financial results for the quarter ended April 30, 2004.

    On June 10, 2004, the Company filed a Current Report on Form 8-K under Item 4 (Changes in Registrant's Certifying Accountant) disclosing a change in registered public accounting firms. On June 3, 2004, VA Software's Audit Committee appointed BDO Seidman, LLP ("BDO"), subject to the completion of BDO's normal client acceptance procedures, as VA Software's independent registered public accounting firm for the Company's fiscal year ending July 31, 2004, and dismissed PricewaterhouseCoopers LLP, with such dismissal to be effective upon the completion of services related to the Company's consolidated financial statements for the third quarter ended April 30, 2004.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VA SOFTWARE CORPORATION

                             By:  /s/    ALI JENAB
                                  ----------------------------------------------
                                       Ali Jenab
                                       President and Chief Executive Officer


                             By:  /s/    KATHLEEN R. MCELWEE
                                  ----------------------------------------------
                                      Kathleen R. McElwee
                                      Vice President and Chief Financial Officer
Date: June 14, 2004

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