Form 10-K
period 2004-07-31
VA SOFTWARE CORP
filed 2004-10-14
CIK 1096199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-28369

VA Software Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46939 Bayside Parkway, Fremont, California, 94538
(Address, including zip code, of principal executive offices)

(510) 687-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).

☒ Yes	☐ No

As of September 30, 2004, there were 61,375,375 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of January 31, 2004 (based on the closing price for the Common Stock on the NASDAQ National Market for such date) was approximately $221,646,778. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (“Proxy Statement”) to be held on December 8, 2004, and to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended July 31, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management’s strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under “Competition” and in the Risk Factors contained in the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation and we develop, market and support a software application known as SourceForge Enterprise Edition (“SourceForge”) and also own and operate OSTG, Inc. (“OSTG”) and its wholly-owned subsidiaries, a network of Internet Web sites, offering advertising, retail and animation services and products.

      We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

     You can access other information at our Investor Relations web site. The address is www.vasoftware.com/company/. The contents of this Web site are not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge, copies of our annual report on Form 10-K as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made the Form 10-K reports available on our web site since November 2002.

Business Overview

     We currently view our business in four operating segments: SourceForge, Online Media, E-commerce and Online Images. For segment and geographic financial information, see Note 10 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

   SourceForge

     Our SourceForge segment focuses on our SourceForge Enterprise Edition software products and services.

     SourceForge is a proprietary, Web-based software application designed for corporate and public-sector information technology (“IT”) professionals and software engineering organizations. SourceForge combines software development and collaboration tools with the ability to track, measure, and report on software project activity in real-time. SourceForge improves the software development process by capturing and archiving software development code, documentation and communication in a central location. It enables managers to gain insight and improved visibility into software development activity, thereby providing better resource and requirements management, defect tracking and the ability to resolve critical problems earlier in the development cycle. Organizations with distributed, offshore and/or outsourced software development teams can achieve improved productivity, communication, coordination, collaboration, project clarity and insight through SourceForge’s standard set of development tools and secure, centralized code, documentation and communication repository.

     Our SourceForge segment represented 17%, 12% and 5% of net revenues during fiscal 2004, 2003 and 2002, respectively.

   Online Media

     Our Online Media segment consists of a network of Internet Web sites serving the IT professional and software development communities. As of September 15, 2004, OSTG reaches more than 16 million unique visitors and serves more than 250 million page views per month. We believe that OSTG is the most dynamic community-driven media network on the Web and a cornerstone of the Open Source software development community. OSTG attracts IT decision-makers and buyers, from chief technology officers to project managers.  Technologists, developers and system administrators turn to OSTG sites to create debate and make IT news.  OSTG is supported by sponsors and advertisers who want to reach the unique demographic of IT professionals and developers that visit our OSTG Web sites. Our OSTG Web sites include:

  SourceForge.net, our flagship Web site and software development center. As of September 15, 2004, SourceForge.net was the development home for more than 87,000 software development projects and had more than 915,000 registered users.
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
  Freshmeat.net, one of the Internet’s most comprehensive indices of downloadable Linux, Unix and cross-platform software.
  NewsForge.com, the online newspaper of record for Linux and Open Source software.
  ITManagersJournal.com, a Web site delivering strategic and technical information to help top-level IT professionals implement enterprise-level open source and proprietary architecture, applications, and infrastructure solutions.

     Our Online Media segment represented 33%, 43% and 44% of net revenues during fiscal 2004, 2003 and 2002, respectively.

   E-commerce

     Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. (“ThinkGeek”), a wholly-owned subsidiary of OSTG. We believe we offer a significantly broader range of unique products in a centralized location than are available in traditional stores. We do not have the shelf display space limitations that bricks-and-mortar stores do. Our customers are able to buy electronics, office gadgets, apparel, caffeinated products and other specialty items with a single check-out. Consumers can either access the information directly through our Web site, or get free help from our customer care representatives and experts by contacting them by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF.

     The E-commerce segment represented 43%, 35% and 28% of net revenues during fiscal 2004, 2003 and 2002, respectively.

   Online Images

     Our Online Images segment provides online sales of three-dimensional art, animations and presentations through Animation Factory, Inc. (“Animation Factory”), a wholly-owned subsidiary of OSTG. Our online image products are either sold in the form of a CD or as a subscription which offers subscribers a dynamic downloadable collection of easy to use animations that work in email, Web pages and presentations. We believe we offer an array of unique animations on the Web giving customers access to over 300,000 animations and 50,000 Web designs.

Consumers can either access the information directly through our Web site, or get free help from our customer care representatives and experts by contacting them by e-mail through www.animationfactory.com or by telephone at 1-800-525-2475.

     The Online Images segment represented 7%, 7% and 6% of net revenues during fiscal 2004, 2003 and 2002, respectively.

Sales and Marketing

   SourceForge

     We primarily market and sell our SourceForge software products (software, professional services, maintenance and support and training) directly to our end users through our SourceForge field sales organization, on the Internet at www.vasoftware.com and on our various OSTG Web sites. Our direct sales organization includes a telesales operation to augment our direct sales presence.

     We maintain a complete customer service and support organization for SourceForge, which provides support for installation, software usage, updates and system administration. Customer service and support are typically provided as part of the SourceForge maintenance contract to ensure end user productivity. We also release periodic bug or security fix updates and version upgrades.

   Online Media

     We primarily market and sell our Internet advertisements via OSTG’s direct sales organization and its Web sites. In addition, we have entered into co-marketing agreements with certain third parties with respect to marketing and/or selling advertising space on OSTG Web sites.

   E-commerce

     Our E-commerce marketing and promotion strategy is designed to increase customer traffic to our store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. In addition, we have entered into co-marketing agreements with certain third parties with respect to marketing our E-commerce Web site. We intend to continue to use the unique capabilities of the Internet as a means to encourage new and repeat customers to our Web sites. Our advertising campaigns are focused on the OSTG Web sites which enables OSTG to direct customers to our products through a link to our Web site. In addition, we currently offer a customer retention program, Geek Points, which is designed to add new customers and build customer loyalty. Through this program, customers are rewarded for shopping with us. When the customer signs up for Geek Points, they earn points on all of their purchases. Rewards for Geek Points participants include special promotions, discounts and access to products available only to those customers enrolled in the program.

   Online Images

     We primarily market and sell our Online Images products through the Internet on our www.animationfactory.com Web site. In addition, we have entered into co-marketing agreements with certain third parties with respect to marketing our Animation Factory Web site.

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

     In addition to our internal SourceForge software engineering efforts, we also utilize an independent contractor, Cybernet Software Solutions, Inc. (“CSS”), for certain aspects of our SourceForge product development. CSS utilizes software-engineering resources in India to perform software development projects and consulting services for us on a contractual time and material basis. We coordinate our internal software engineering with ongoing development at CSS using SourceForge.

   Online Media

     We believe that the success of OSTG will depend partly on our ability to enhance our Web sites and underlying technology to meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. We intend to extend and strengthen the software underlying our online sites by enhancing existing features and adding additional features. These include adding the ability to deliver new ad types as they are developed, as well as enhancing our ability to track ads as they run.

   E-commerce

     We have implemented a broad array of services and systems for customer service, product searching, order processing and order fulfillment functions, including, among other things:

  Accepting and validating customer orders;
  Organizing, placing and managing orders with vendors and fulfillment partners;
  Receiving product and reserving inventory for specific customer orders; and
  Managing shipment of products to customers based on various ordering criteria.

     These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business.

     Our core online merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to ThinkGeek. The systems are designed to provide real-time connectivity to our distribution center systems. These include an inventory-tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use SSL technology to help conduct secure communications and transactions. We continue to invest in improving the E-commerce customer service, order processing, shipping and tracking systems.

Competition

   SourceForge

     We believe SourceForge gives us an opportunity to operate in the collaborative software development market without an entrenched competitor. However, we face competition from software development tools and processes developed internally by customers, including ad hoc integrations of commercial software development tools and applications as well as open source software. There are also many entrenched competitors in closely related markets who compete for customer budget allocations. Such competition could arise from, among others, Borland Software Corporation, Collabnet, Inc., International Business Machines Corporation, Microsoft Corporation, Serena Software, Inc., as well as numerous other public and privately held software application development and tools suppliers. Additionally, recent and future business combinations among companies in the software industry will permit the resulting consolidated companies to offer more extensive suites of software products and broader arrays of software solutions, some of which may compete directly with SourceForge.  Changes resulting from current and future software industry consolidation may negatively impact our competitive position and operating results.

     Many of these potential competitors are likely to have substantial competitive advantages including greater resources that can be devoted to the development, promotion and sale of their products; more established sales forces and channels; greater software development experience; and greater name recognition.

   Online Media

     The market for Internet services provided by OSTG is highly competitive. Advertisers have many alternatives available to reach their target audience, including print (e.g., Ziff Davis Media’s eWeek and International Data Group’s Computerworld), general portal sites (e.g., aol.com, yahoo.com, google.com and msn.com) and other Web sites focused on vertical markets (e.g., CNet Networks, Inc.'s cnet.com and techrepublic.com).

     Similar to our potential competitors in our SourceForge business, many of our competitors in our Online Media business have substantial competitive advantages including greater resources that can be devoted to the development, promotion and sale of their online services; more established sales forces and channels; greater software and Web site development experience; and greater name recognition.

   E-commerce

     The market for Internet products provided by ThinkGeek is highly competitive. We compete with Internet portals and online service providers that feature shopping services, such as America Online, MSN and Yahoo!, and with other online or mail-order retailers. We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, convenience, price, privacy, Web site features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment.

     Similar to our potential competitors in our SourceForge and Online Media businesses, many of our competitors in our E-commerce business have substantial competitive advantages including greater resources that can be devoted to the development, promotion and sale of their online products; more established sales forces and channels; greater software and Web site development experience; and greater name recognition.

     To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our products. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues.

   Online Images

     The market for online images provided by Animation Factory is competitive. Competitive factors in this industry include the quality, relevance and diversity of the image library, customer service, pricing, accessibility of our images and our speed of fulfillment. Our primary competitor is Jupiter Media Corporation.

Intellectual Property Rights

     We protect our intellectual property through a combination of copyright, trademark, trade-secret laws, employee and third-party nondisclosure agreements, and other methods of protection.

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

     SourceForge, SourceForge.net, Slashdot, ThinkGeek, Freshmeat, OSTG, VA Software, the VA logo and Animation Factory are some of our trademarks and/or registered trademarks that we use in the United States and in other countries.

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

Seasonality

     With the exception of our E-commerce business, our revenues have not been significantly impacted by seasonality. Our E-commerce business, however, is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season.

     In the past several years, a substantial portion of our E-commerce revenues occurred in our second fiscal quarter, which in fiscal year 2005 will begin on November 1, 2004, and end on January 31, 2005. As is typical in the retail industry, we generally experience lower E-commerce revenues during the other quarters. Therefore, our E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or our full fiscal year.

Employees

     We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relations with our employees are good. As of July 31, 2004, our employee base totaled 122, including 37 in operations, 30 in sales and marketing, 36 in research and development and 19 in finance and administration.

Item 2. Properties

Our principal locations are as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease
United States of America
Fremont, California	100% sublet through lease expiration date	102,544	2010
Fremont, California	Corporate headquarters; SourceForge and OSTG sales and marketing, administration, research & development	36,767	2010
Sunnyvale, California	100% sublet through lease expiration date	45,647	2005
San Diego, California	100% sublet through lease expiration date	39,010	2005
Fairfax, Virginia	ThinkGeek operations	2,400	2005
Sioux Falls, South Dakota	Animation Factory research & development	1,800	2005

Item 3. Legal Proceedings

     Information with respect to this Item may be found in Note 5 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which information is incorporated into this Item 3 by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     Our common stock is traded in the NASDAQ National Market System under the symbol LNUX. As of October 11, 2004, there were 892 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	High	Low
Fiscal Year Ended July 31, 2004:
Fourth Quarter	$2.48	$1.69
Third Quarter	$4.03	$1.98
Second Quarter	$5.26	$2.98	.
First Quarter	$5.84	$1.92
Fiscal Year Ended July 31, 2003:
Fourth Quarter	$2.49	$0.88
Third Quarter	$1.09	$0.84
Second Quarter	$1.36	$0.85
First Quarter	$1.54	$0.63

     The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

Equity Compensation Plans

             The following table summarizes our equity compensation plans as of July 31, 2004, all of which have been approved by our stockholders:

	A	B	C
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	12,034,708 (2)	$3.29	13,544,502 (3) - (6)
(1)	The table does not include information for equity compensation plans assumed by the Company in acquisitions. As of July 31, 2004, a total of 97,164 shares of the Company’s common stock remain issuable and outstanding upon exercise of options granted under plans assumed by the Company in its acquisition of OSTG. The weighted average exercise price of all outstanding options granted under these plans at July 31, 2004 is $38.86. The Company does not grant additional awards under these assumed plans.
(2)	Includes 11,542,624 options outstanding under the Company’s 1998 Stock Plan and 492,084 options outstanding under the Company’s 1999 Director’s Plan.
(3)	Includes 2,635,875 shares of common stock reserved for issuance under the Company's 1999 Employee Stock Purchase Plan.
(4)	Subject to the terms of the 1998 Stock Plan, an annual increase is to be added on the first day of the Company's fiscal year equal to the lesser of: 4,000,000 shares, or 4.9% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.
(5)	Subject to the terms of the 1999 Directors Plan, an annual increase is to be added on the first day of the Company’s fiscal year equal to the lesser of: 250,000 shares, or 0.5% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.
(6)	Subject to the terms of the 1999 Employee Stock Purchase Plan, an annual increase is to be added on the first day of the Company’s fiscal year equal to the lesser of: 500,000 shares, or 1% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.

Item 6. Selected Consolidated Financial Data

     You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 31, 2004, July 31, 2003 and July 27, 2002 and the balance sheet data as of July 31, 2004 and July 31, 2003 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 28, 2001 and July 28, 2000 and the balance sheet data as of July 27, 2002, July 28, 2001 and July 28, 2000 are derived from audited financial statements not appearing in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In thousands, except per share data)

	For the years ended
	July 31,	July 31,	July 27,	July 28,	July 28,
	2004	2003	2002	2001	2000
Selected Consolidated Statements of Operations Data:
Net revenues	$ 29,261	$ 24,228	$ 20,385	$ 134,890	$ 120,296
Cost of revenues	15,537	12,780	9,661	154,103	98,181
Gross margin	13,724	11,448	10,724	(19,213)	22,115
Loss from operations	(11,007)	(14,882)	(93,248)	(531,798)	(95,387)
Net loss	(7,640)	(13,798)	(91,038)	(525,268)	(89,758)
Dividend related to convertible preferred stock	--	--	--	--	(4,900)
Net loss attributable to common stockholders	$(7,640)	$(13,798)	$(91,038)	$(525,268)	$(94,658)
Basic and diluted net loss per share	$ (0.13)	$ (0.25)	$ (1.72)	$ (10.78)	$ (3.52)
Shares used in computing basic and diluted net loss per share	59,684	54,110	53,064	48,741	26,863
Selected Balance Sheet data at year-end:
Cash, cash equivalents and investments	$ 44,042	$ 38,847	$ 53,046	$ 80,083	$ 174,032
Working capital	$ 25,866	$ 28,825	$ 33,486	$ 62,444	$ 169,930
Total assets	$ 53,679	$ 48,495	$ 66,968	$ 173,033	$ 585,099
Liabilities, net of current portion	$ 9,192	$ 11,953	$ 15,575	$ 13,178	$ 1,656
Total stockholders' equity (deficit)	$ 35,770	$ 27,202	$ 39,388	$ 126,362	$ 543,875

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in “Risk Factors” and elsewhere in this Form 10-K. See Part I — Item 1 — “Special Note Regarding Forward Looking Statements.”

Overview

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation and we develop, market and support a software application known as SourceForge Enterprise Edition (“SourceForge”) and also own and operate OSTG, Inc. (“OSTG”) and its wholly-owned subsidiaries, a network of Internet Web sites, offering advertising, retail and animation services and products.

     We currently view our business in four operating segments: SourceForge, Online Media, E-commerce and Online Images. Our SourceForge segment focuses on our SourceForge software products and services. Our Online Media segment represents a network of Internet Web sites serving the IT professional and software development communities. Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. (“ThinkGeek”) a wholly-owned subsidiary of OSTG. Our Online Images segment provides online sales of digital animation sold in the form of CD’s or as a subscription offered through Animation Factory, Inc., a wholly-owned subsidiary of OSTG.

     Our goals for fiscal 2004 were to continue to add new SourceForge customers, grow our returning SourceForge customer base, and broaden our advertising base for OSTG while increasing traffic, all with a focus towards driving the Company towards profitability.

     Within the SourceForge segment, we released new versions of our award winning SourceForge collaborative software development platform featuring broader integration with enterprise environments and tools, more powerful access controls to protect intellectual property, and improved management visibility into the status of critical project tasks. In addition, during fiscal 2004 the number of customers to which we have sold our SourceForge products increased to 97.

     Within the Online Media segment, we reached record levels of page views, unique visitors and advertisers.

     Net revenues during fiscal 2004 increased as compared to fiscal 2003 primarily due to increased sales in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media business and other revenue derived from our previous hardware business. SourceForge sales increased due to an increase in the number of customers to whom we have licensed SourceForge. E-commerce and Online Images sales increased due to an increase in our customer base related to these segments.

     Net revenues during fiscal 2003 increased as compared to fiscal 2002 primarily due to an increase in our SourceForge, Online Media, E-commerce and Online Images businesses, offset by a decrease in other revenue derived from our previous hardware business. SourceForge sales increased due to an increase in the number of customers to whom we have licensed SourceForge. Online Media increased due to the increase in the number of impressions delivered in 2003 as compared to 2002. E-commerce and Online Images sales increased due to an increase in our customer base related to these segments.

     Our sales continue to be primarily attributable to customers located in the United States of America.

     Headcount during fiscal 2004 increased slightly as compared to fiscal 2003 and this increase was primarily related to the OSTG media business as we position ourselves to capitalize on online advertisers’ growing interest in open source software.

     For total operations, the net loss was $7.6 million, $13.8 million and $91.0 million during fiscal year 2004, 2003 and 2002, respectively, or $0.13, $0.25 and $1.72, respectively, in basic and diluted net loss per share.

Critical Accounting Policies

     Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of impairment of long-lived assets, restructuring reserves for excess facilities for non-cancelable leases, income taxes, and contingencies and litigation.

Revenue Recognition

   SourceForge Revenues

     SourceForge software revenues consist principally of fees for licenses of our SourceForge software products, maintenance, consulting and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

     Collectibility is probable.    We determine whether collectibility is probable on a case-by-case basis. When assessing probability of collection, we consider the number of years in business, history of collection, and product acceptance for each customer. We typically sell to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately such customer’s ability to pay. If we determine from the outset that collectibility is not probable based upon our review process, revenue is recognized as payments are received.

      We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with SOP 98-9.

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

Online Media Revenues

     Online Media revenues are derived from the sale of advertising space on our various Web sites. We recognize Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Our obligations typically include guarantees of a minimum number of “impressions” (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force (“EITF”) Issue 99-17, “Accounting for Advertising Barter Transactions.” We broadcast banner advertising in exchange for similar banner advertising on third-party Web sites. Our barter arrangements are documented with our standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions include, but are not limited to, the Web sites for each company that will display the impressions, the time frame that the impressions will be displayed, and the number, type and size of impressions to be delivered.

E-commerce Revenues

     E-commerce revenues are derived from the online sale of consumer goods. We recognize E-commerce revenues from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize E-commerce revenue upon the shipment of goods. We do grant customers a right to return E-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

Online Images Revenues

     Software revenues related to digital animations consist of fees for licenses and memberships for our animation software products. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” as described in detail above. We offer two Animation Factory membership agreement options:  Gold and Platinum. Both Gold and Platinum memberships are available for either a three-month or one-year term.  Revenues related to animation memberships are recognized over the life of the membership term.

Impairment of Long-Lived Assets

     We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Restructuring Costs and Other Special Charges

     As discussed in Note 3 of the notes to the consolidated financial statements, we have recorded significant restructuring charges in connection with exiting our hardware systems, managed services, and professional services and Linux software engineering services businesses during the fiscal years ended 2002 and 2001. A significant portion of these charges related to excess facilities primarily from non-cancelable leases or other costs for the abandonment or disposal of property and equipment. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its Fremont, California headquarters to a smaller building in the same complex. In addition, during the third quarter of fiscal 2004, the Company reached an agreement in principal to sublet unoccupied portions of properties that it leases in Fremont, California and Sunnyvale, California (also included as part of the original 2002 restructuring plan). As a result of the change in circumstances, original accruals were reevaluated and adjusted accordingly. All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force “EITF” 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, Statements of Financial Accounting Standards “SFAS” No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was not applicable. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly.

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

Contingencies and Litigation

     We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5, “Contingencies and Commitments” and recorded if probable after careful analysis of each individual matter. The required loss contingencies may change in the future as the facts and circumstances of each matter change.

Results of Operations

     We believe that the application of accounting standards is central to a company’s reported financial position, results of operations and cash flows. We review our annual and quarterly results, along with key accounting policies, with our audit committee prior to the release of financial results. In addition, we have not entered into any significant transactions with related parties. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

     We have completed twelve quarters of operations focused on building our application software business, and accordingly have a limited operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continue to be derived from our other businesses and we face numerous risks and uncertainties that commonly confront businesses in emerging markets, some of which we have identified in the “Risk Factors” section below.

     The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

	For the years ended
	July 31,	July 31,	July 27,
	2004	2003	2002
Consolidated Statements of Operations Data:
Net revenues	100.0	100.0	100.0
Cost of revenues	53.1	52.7	47.4
Gross margin	46.9	47.3	52.6
Operating expenses:
Sales and marketing	34.5	40.4	61.4
Research and development	23.0	32.3	39.8
General and administrative	15.9	26.6	53.2
Restructuring costs and other special charges	11.0	(1.1)	230.2
Amortization of deferred stock compensation	0.1	0.6	8.2
Amortization of goodwill and intangible assets	0.0	8.9	57.5
Impairment of long-lived assets	0.0	1.0	59.6
Total operating expenses	84.5	107.7	509.9
Loss from operations	(37.6)	(60.4)	(457.3)
Remeasurement of warrant liability	5.4	0.0	0.0
Interest and other income, net	6.2	4.5	10.8
Net loss	(26.0)%	(56.9)%	(446.5)%

   Net Revenues

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
SourceForge revenues	$ 4,995	$ 2,918	$ 1,086	71%	169%
Online Media revenues	$ 9,728	$10,405	$ 9,007	(7%)	16%
E-commerce revenues	$12,567	$ 8,565	$ 5,722	47%	50%
Online Images revenues	$ 1,922	$ 1,580	$ 1,238	22%	28%
Other revenues	$ 49	$ 760	$ 3,332	(93%)	(77%)
Net revenues	$29,261	$24,228	$20,385	21%	19%

     Net revenues increased during fiscal 2004 as compared to fiscal 2003 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media revenue and other revenue derived from our previous hardware business.

     Net revenues increased during fiscal 2003 as compared to fiscal 2002 due primarily to an increase in our SourceForge, Online Media, E-commerce and Online Images businesses, offset by a decrease in other revenue derived from our previous hardware business.

     Sales for the fiscal years ended 2004, 2003, and 2002 were primarily to customers located in the United States of America.

     For the fiscal year ended July 31, 2004, no one customer represented 10% or greater of net revenues. For the fiscal year ended July 31, 2003, one customer, Intel Corporation, accounted for approximately 17% of net revenues. Going forward, we do not anticipate that any one customer will represent more than 10% of net revenues.

Net Revenues by Segment

SourceForge Revenues

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
SourceForge revenues	$4,995	$2,918	$1,086	71%	169%
Percentage of total net revenues	17%	12%	5%
Aggregate # of customers sold to	97	55	24	76%	129%
Avg contract value	$ 75	$ 60	$ 53	25%	13%

     SourceForge revenues consist principally of fees for licenses of our SourceForge software products, maintenance, consulting and training.

     The growth during fiscal 2004 was primarily related to the SourceForge licensing component of SourceForge revenue. During the year, we released the next generation of our SourceForge collaborative software development platform, increased the number of customers to whom we have licensed SourceForge from 55 to 97 and increased our average contract value.

     The growth during fiscal 2003 was primarily related to the SourceForge licensing component of SourceForge revenue. During the year, we increased the number of customers to whom we have licensed SourceForge from 24 to 55 and increased our average contract value.

15

     We expect SourceForge revenues to continue to increase as our new and returning customer base grows, our average contract value increases and the length of the sales cycle decreases.

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Online Media revenues	$9,728	$10,405	$9,007	(7%)	16%
Percentage of total net revenues	33%	43%	44%

     Online Media revenues are primarily derived from cash and barter sales of advertising space on our various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites.

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Cash advertising	$6,744	$ 3,944	$2,793	71%	41%
Barter advertising	1,427	1,957	2,014	(27%)	(3%)
Sponsorships	715	4,350	4,000	(84%)	9%
Donations	412	--	--	100%	--%
Other	430	154	200	279%	(23%)
Online Media revenues	$9,728	$10,405	$9,007	(7%)	16%

     Cash advertising revenue is derived from the number of impressions delivered and the average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) charged for the impressions delivered.

     Barter advertising is derived from banner advertising delivered in exchange for similar banner advertising on third-party Web sites. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash.

     Sponsorship revenue is derived from non-CPM rate Web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program. Sponsorship revenue in fiscal 2002 and 2003 was primarily derived from one customer, Intel. The decrease in sponsorship revenue in fiscal 2004 was the result of Intel not renewing its contract for fiscal 2004.

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Cash advertising	$ 6,744	$ 3,944	$ 2,793	71%	41%
Impressions delivered	1,162,028	563,795	168,585	106%	234%
Average CPM rate	$ 5.80	$ 7.00	$ 16.57	(17%)	(58%)

     The growth during fiscal 2004 and 2003 in cash advertising revenue is primarily due to the increase in the number of impressions delivered. The increase in the number of impressions was primarily due to general improvement in demand for our online advertising. We expect the growth of our cash advertising revenue to outpace that of the general online advertising market. We believe that our prominent position in serving the growing Open Source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

E-commerce Revenues

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
E-commerce revenues	$ 12,567	$ 8,565	$ 5,722	47%	50%
Percentage of total net revenues	43%	35%	28%
# of Orders (per year)	201,542	138,495	88,334	46%	57%
Avg order size (in whole dollars)	$ 62.35	$ 61.84	$ 64.78	1%	(5%)

     E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth in fiscal 2004 and 2003 is primarily due to increased consumer awareness of our site as a result of expanded advertising, a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced a 46% and 57% increase in the number of orders placed during fiscal 2004 and 2003, respectively. We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

Online Images Revenues

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Online Images revenues	$1,922	$1,580	$1,238	22%	28%
Percentage of total net revenues	7%	7%	6%

     Online Images revenues are derived from the online sale of three-dimensional art, animations and presentations.

     The growth in fiscal 2004 and 2003 is primarily due to increased consumer awareness of our site as a result of a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. We expect Online Images revenues to continue to grow as our customer base grows.

Other Revenues

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Other revenues	$ 49	$ 760	$ 3,332	(94%)	(77%)
Percentage of total net revenues	0.2%	3.1%	16.3%

     Other revenues are derived from our former hardware, and related customer support, and professional services businesses. The decrease in other revenues in fiscal 2004 and 2003 is the direct result of exiting these former businesses. We expect other revenues to be eliminated in fiscal 2005 and thereafter.

     Our revenue recognition policy related to our former hardware systems business followed SAB 101, “Revenue Recognition in Financial Statements.” Under SAB 101, we recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, we recognized product revenue upon shipment of the goods. We did not grant our customers any rights to return these products.

     We recognized revenues from hardware related customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. We recognized revenues from hardware related professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. We recorded any payments received prior to revenue recognition as deferred revenue.

   Cost of Revenues/Gross Margin

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Cost of revenues	$15,537	$12,780	$ 9,661	22%	32%
Gross margin	$13,724	$11,448	$10,724	20%	7%
Gross margin %	47%	47%	53%

     Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with providing and running advertising campaigns and product costs associated with our E-commerce business. The above analysis is inclusive of any restructuring charges that were originally classified as cost of revenues or adjustments to those original restructuring charges. The below analysis represents cost of revenues, excluding all restructuring charges and adjustments:

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Cost of revenues	$ 15,537	$ 12,780	$ 9,661	22%	32%
Add back restructuring recoveries	12	432	5,807	(97%)	(93%)
Cost of revenues (excl restructuring)	$ 15,549	$ 13,212	$15,468	18%	(15%)
Gross margin (excl restructuring)	$ 13,712	$ 11,016	$ 4,917	24%	124%
Gross margin % (excl restructuring)	47%	45%	24%

     The restructuring credits in fiscal 2004, 2003, and 2002 were related to adjustments of prior period restructuring charges associated with inventory and warranty reserves in connection with our former hardware business. The $5.8 million credit in fiscal 2002 related to the reversal of inventory reserves and was the result of a better than expected sell through of old and excess material as well as the ability to sell product at a price in excess of that originally estimated.

     The increase in gross margins excluding the prior period restructuring reserves adjustments was primarily the result of improvements in the SourceForge and Online Media businesses.

Cost of Revenues/Gross Margin by Segment (Excluding Restructuring)

SourceForge Cost of Revenues/Gross Margin

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
SourceForge cost of revenues	$1,860	$1,997	$ 2,387	(7%)	(16%)
SourceForge gross margin	$3,135	$ 921	$(1,301)	240%	171%
SourceForge gross margin %	63%	32%	(120%)

     SourceForge cost of revenues consist of personnel costs associated with providing software customer and professional services. The increase in our SourceForge gross margin percentages for fiscal 2004 and 2003 was primarily the result of leveraging our fixed personnel costs while increasing revenue levels.

Online Media Cost of Revenues/Gross Margin

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Online Media cost of revenues	$2,969	$3,852	$5,088	(23%)	(24%)
Online Media gross margin	$6,759	$6,553	$3,919	3%	67%
Online Media gross margin %	69%	63%	44%

     Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of the sites and providing and running advertising campaigns. The increase in Online Media gross margin percentages for fiscal 2004 was driven by the decrease in costs associated with editorial content and advertising delivery. The increase in Online Media gross margin percentages for fiscal 2003 was primarily driven by the increase in revenues while continuing to reduce the costs associated with editorial content and advertising delivery.

E-commerce Cost of Revenues/Gross Margin

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
E-commerce cost of revenues	$10,225	$7,025	$4,708	46%	49%
E-commerce gross margin	$ 2,342	$1,540	$1,014	52%	52%
E-commerce gross margin %	19%	18%	18%

     E-commerce cost of revenues consist of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions. E-commerce cost of revenues in absolute dollars has increased consistent with increased E-commerce revenue levels. E-commerce gross margin percentages have remained relatively flat for fiscal years 2004, 2003 and 2002. We expect E-commerce cost of revenues in absolute dollars to increase proportionately with E-commerce revenues. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

Online Images Cost of Revenues/Gross Margin

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Online Images cost of revenues	$ 495	$ 339	$ 222	46%	52%
Online Images gross margin	$1,427	$1,241	$1,016	15%	22%
Online Images gross margin %	74%	79%	82%

     Online Images cost of revenues consist of direct material and production costs for animation CDs. The decrease in our Online Images gross margin percentages for fiscal 2004 and 2003 was primarily due to increased server capacity and bandwidth usage as the business has grown from year to year.

Operating Expenses

   Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Sales & Marketing	$10,093	$9,791	$12,513	3%	(22%)
Percentage of total net revenues	34%	40%	61%
Headcount	30	27	29

     The increase in absolute dollars in fiscal 2004 compared to 2003 was primarily related to an increase in employee expenses, including commission, of $0.5 million and an increase in credit card fees associated with our e-commerce business of $0.3 million. Of the $0.5 million in employee expenses, $0.4 million was related to commission expense and was a direct result of increased revenue across all businesses. The increase in credit card fees was directly related to our increase in E-commerce business year over year. These increases were offset by a decrease in our Online Media marketing expense related to barter of $0.6 million. We intend to continue to decrease our barter expense in the future consistent with our barter revenue as we begin to decrease barter related programs. The decrease as a percentage of net revenues was due to increased revenue levels. We believe our sales and marketing expenses in absolute dollars will increase in the future as we intend to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

     The decrease in absolute dollars in fiscal 2003 compared to fiscal 2002 was primarily due to headcount reductions which accounted for $1.0 million of the decrease, a reduction in marketing programs which represented $0.9 million of the decrease, the reduction in our investment in VA Linux Systems Japan K.K. (“VA Linux Japan”) which represented $0.7 million of the decrease and the exiting of our Linux software engineering and professional services businesses which represented $0.1 million of the decrease. The decrease as a percentage of net revenues was primarily due to decreased spending levels as described above as well as increased revenue levels.

   Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Research & Development	$6,732	$7,815	$8,122	(14%)	(4%)
Percentage of total net revenues	23%	32%	40%
Headcount	36	34	44

     The decrease in absolute dollars in fiscal 2004 compared to fiscal 2003 was primarily due to a decrease in the use of SourceForge outside contractors of $0.4 million and decreased employee related expenses of $0.7 million. The decrease in SourceForge contractors was specifically related to Cybernet Software Solutions, Inc. and was the direct result of completing the development phase of SourceForge 3.4. The decrease in employee-related expenses was primarily due to a reduction in salary expense during fiscal 2004 as the average R&D headcount declined to 38 in fiscal 2004 from 42 in fiscal 2003. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels. We expect research and development expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

     The decrease in absolute dollars in fiscal 2003 compared to fiscal 2002 was primarily due to the exiting of our Linux software engineering and professional services businesses, which accounted for a $1.3 million reduction, the reduction in our investment in VA Linux Japan, which accounted for a $0.5 million reduction, offset by an increase in the use of outside contractors of $0.6 million and higher employee related expenses of $0.6 million. The fiscal year 2003 $0.6 million increase in employee related expenses was primarily due to a $0.7 million increase in allocated operating costs partially offset by a $0.1 million reduction in salary expense. The decrease as a percentage of net revenues was primarily due to our slightly decreased spending levels as described above as well as increased revenues levels.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, our software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations. Going forward, should technological feasibility occur prior to the completion of our software development, all costs incurred between technological feasibility and software development completion will be capitalized.

21

   General and Administrative Expenses

     General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, bad debts and professional fees for accounting and legal services.

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
General & Administrative	$4,665	$6,455	$10,850	(28%)	(41%)
Percentage of total net revenues	16%	27%	53%
Headcount	19	17	27

     The decrease in absolute dollars in fiscal 2004 as compared to fiscal 2003 was primarily related to the reversal of legal expenses in 2004 of $1.4 million, $0.9 million of which was associated with the IPO Securities Litigation that was ultimately paid by one of our insurers, $0.3 million of which related to a lawsuit that was favorably resolved, and $0.2 million of which related to a lawsuit that was considered probable at the time of accrual but was considered highly unlikely at July 31, 2004. In addition, fiscal 2003 expenses included a charge of $0.3 million resulting from a California Sales Tax audit associated with our former hardware business. In 2004, no expense was incurred related to sales tax audits. The decrease as a percentage of net revenues was primarily due to our decreased expense levels related to prior period accrual reversals as described above as well as increased revenue levels. We expect general and administrative expenses to return to fiscal 2003 levels in absolute dollars and decrease as a percentage of revenue in the future.

     General and administrative expenses for fiscal year 2002 included the reversal of excess bad debt provisions of $1.0 million and $0.9 million of accrued legal expenses associated with the IPO Securities Litigation. Excluding these charges, the decrease in absolute dollars in fiscal 2003 as compared to fiscal 2002 resulted primarily from a decrease in administrative personnel. Our decision in the fourth quarter of fiscal 2002 to reduce our administrative and overhead costs to align with our business model represented $4.1 million of the decrease and the reduction in our investment in VA Linux Japan represented $0.4 million of the decrease. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels.

   Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our current SourceForge, Online Media, E-commerce and Online Images businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached an agreement in principal to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreement in principal, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of July 31, 2004, we had an accrual of approximately $11.3 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     We recorded a net restructuring credit of $0.3 million for the fiscal year ended July 31, 2003. This included $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease and $0.3 million of charges associated with our fiscal 2002 plan to reduce our general and administrative overhead costs, net of $1.0 million in credit adjustments to previously recorded restructuring reserves. As of July 31, 2004, no outstanding accruals remained related to these net restructuring activities related to fiscal year 2003.

     All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force “EITF” 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, Statements of Financial Accounting Standards “SFAS” No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was not applicable.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

	Total Charged To Operations Fiscal 2001	Total Charged To Operations Fiscal 2002	Total Charged To Operations Fiscal 2003	Total Charged To Operations Fiscal 2004	Total Cash Receipts\ (Payments)	Restructuring Liabilities at July 31, 2004
Cash Provisions:
Other special charges relating
to restructuring activities	$ 2,159	$ (888)	$ 78	$ --	$(1,349)	$ --
Facilities charges	6,584	9,401	191	713	(5,606)	11,283
Employee severance and other related charges	3,498	1,997	37	--	(5,532)	--
Total cash provisions	12,241	10,510	306	713	$(12,487)	$11,283
Non-cash:
Write-off of goodwill and intangibles	59,723	30,632	--	--
Write-off of other special charges relating to restructuring activities	4,434	5,442	(553)	2,496
Write-off of accelerated options from terminated employees	1,352	--	--	--
Acceleration of deferred stock compensation	35,728	352	(16)	--
Total non-cash provisions	101,237	36,426	(569)	2,496
Total provisions	$113,478	$ 46,936	$(263)	$3,209

Below is a summary of the changes to the restructuring liability (in thousands):

Changes in the total accrued restructuring liability	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended July 28, 2001	$ --	$12,241	$(2,728)	$ 9,513
For the year ended July 27, 2002	$ 9,513	$10,510	$(2,029)	$17,994
For the year ended July 31, 2003	$17,994	$ 306	$(3,411)	$14,889
For the year ended July 31, 2004	$14,889	$ 713	$(4,319)	$11,283

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
For the year ended July 27, 2002	$ 3,397	$14,597	$ 17,994
For the year ended July 31, 2003	$ 4,117	$10,772	$ 14,889
For the year ended July 31, 2004	$ 3,440	$ 7,843	$ 11,283

   Amortization of Deferred Stock Compensation

     In connection with the grant of certain stock options to employees during fiscal 2000 and 1999, we recorded deferred stock compensation within stockholders’ equity of approximately $37.8 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We amortize the deferred stock compensation expense on an accelerated basis over the vesting period of the individual award which is generally equal to four years. This method of deferred stock expense amortization is in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation from year to year has decreased as options for which accrued but unvested compensation has been recorded have been forfeited. We recorded amortization of deferred stock compensation related to these options of $20,000, $0.1 million and $1.2 million for fiscal years 2004, 2003 and 2002, respectively. These stock options are fully amortized as of July 31, 2004. In addition, in connection with acquisitions, we recorded $0.5 million of deferred stock compensation during fiscal year 2002. No amortization of deferred stock compensation related to acquisitions was recorded during fiscal years 2004 and 2003. Further, we made adjustments during fiscal years 2003 and 2002 related to deferred stock compensation for stock options of terminated employees of a credit of $16,000 and $0.3 million, respectively. These adjustments have been included in restructuring costs and other special charges in the consolidated statements of operations.

   Goodwill and Intangibles and Impairment of Long-Lived Assets

     In connection with the acquisitions of Precision Insight, Inc. (“Precision Insight”) and NetAttach, Inc. (“NetAttach”), we recorded $42.0 million of goodwill and intangibles during fiscal 2000. In connection with our restructuring plans in fiscal year 2002, we wrote off the remaining goodwill and intangibles associated with NetAttach and Precision Insight in the amount of $30.6 million, due to the exit of the professional services and Linux software engineering businesses. This was included in restructuring costs and other special charges in the consolidated statements of operations for fiscal 2002.

     We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     In connection with the acquisition of OSTG (known at the time of acquisition as “Andover.net, Inc.”), the Company recorded $83.6 million of goodwill and intangibles during fiscal 2000. During the quarter ended July 27, 2002 the goodwill was tested for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” First, the Company determined whether its carrying amount exceeded its “fair value,” which would indicate that goodwill may be impaired. Based on this test, we determined that goodwill could be impaired. Therefore, we compared the “implied fair value” of goodwill, as defined by SFAS No. 142, to its carrying amount to determine whether there was an impairment loss. As a result of the impairment test, we determined that the remaining carrying value was impaired and recorded an impairment loss of $3.6 million. The charge is included in the caption “Impairment of goodwill, intangible assets and other long-lived assets” in the consolidated statements of operations. No carrying value related to OSTG goodwill remained at July 31, 2003.

     Intangible assets are amortized on a straight-line basis over three to five years. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of the related business segment’s undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. An evaluation was performed on the intangible assets related to OSTG during the quarter ended July 27, 2002. As a result of this evaluation, we determined that the carrying value was impaired and an impairment loss was recorded for $8.6 million. The impairment charge is included in the caption “Impairment of goodwill, intangible assets and other long-lived assets” in the consolidated statements of operations. Intangible asset amortization of $12,000, $2.1 million and $11.7 million was recorded in fiscal 2004, 2003 and 2002, respectively. The intangible asset carrying value at July 31, 2004 is $14,000 and relates to domain and trade names associated with our current SourceForge and OSTG businesses. No events or circumstances occurred during fiscal year 2004 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2004.

   Remeasurement of Warrant Liability, Interest and Other Income, Net

     On November 6, 2003, we entered into a securities purchase agreement in which we completed a private placement of 3,529,412 shares of our common stock with The Riverview Group LLC (“Riverview”) at an issue price of $4.25 per share for aggregate proceeds of approximately $15 million (the “Private Placement”). In connection with the Private Placement,

>

the Company retained Wharton Capital Partners Ltd. (“Wharton”) to act as a financial consultant and placement agent. Also in connection with the Private Placement, Riverview and Wharton received three-year warrants to purchase a total of 705,883 and 25,000 shares of our common stock, respectively, at an exercise price of $6.00 and $6.14 per share, respectively (collectively, the “Warrants”). We entered into a registration rights agreement with Riverview on November 6, 2003 (the “Registration Rights Agreement”) in which we agreed to provide certain registration rights under the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder, and applicable state securities laws with respect to the common stock and the warrants issued to Riverview.

     Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement (the “Registration Statement”) on Form S-3 in order to register the common stock and warrants issued in the Private Placement. The SEC declared the Registration Statement effective on April 30, 2004. Before the effective date of the Registration Statement, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants did not have the same rights as the other shares which were included in the Equity section of the Consolidated Balance sheet. Therefore, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants were classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date. Initially the Warrants were valued as of November 6, 2003, and revalued on January 31, 2004 using the Black-Scholes valuation model and then, on April 30, 2004, the effective date of the Registration Statement, revalued again using the same Black-Scholes valuation model. As a result of these remeasurements, a non-cash credit adjustment of $1.9 million was recorded to properly value the liability. In addition, a $0.3 million non-cash expense was recorded as a result of not having the common stock shares associated with the Private Placement registered. Both adjustments have been recorded in “Remeasurement of warrant liability” in the Consolidated Statement of Operations. Further, as a result of the S-3 becoming effective on April 30, 2004, our remaining liability for the warrants of $0.6 million was reclassified to equity as of that date.

   Interest and Other Income, Net

	Year Ended			% Change Fiscal	% Change Fiscal
($ in thousands)	July 31, 2004	July 31, 2003	July 27, 2002	2003 to 2004	2002 to 2003
Interest Income	$ 911	$ 1,132	$ 1,714	(20%)	(34%)
Interest Expense	($ 5)	($ 8)	($ 32)	(38%)	(75%)
Other Income (Expense)	$ 895	($ 40)	$ 528	421%	(108%)

     Although we received an additional $14.5 million in proceeds associated with a Private Placement offering, net of issuance costs, in the second quarter of fiscal 2004, we experienced a decline in interest income in fiscal 2004 as compared to fiscal 2003 as a result of the continuing decline in interest rates. We expect our cash balance to continue to decrease to support our operations, however, interest income may fluctuate as interest rates fluctuate. Refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk”.

     The decrease in interest income in fiscal 2003 as compared to fiscal 2002 was due to decreased cash balances as well as decreased returns on our cash as a result of declining interest rates from the prior year.

     Other income and expenses increased in fiscal 2004 as compared to fiscal 2003 primarily due to proceeds received from a legal settlement in fiscal 2004 of $1.0 million.

     Other income and expenses decreased in fiscal 2003 as compared to fiscal 2002 primarily due to our decreased investment in VA Linux Japan that resulted in a loss of $0.9 million in fiscal 2002.

   Income Taxes

     As of July 31, 2004, we had $310.6 million of federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. We have not recognized any benefit from these net operating loss carry-forwards because a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

	Year Ended
(in thousands)	July 31, 2004	July 31, 2003	July 27, 2002
Net cash provided by (used in):
Operating activities	$(10,912)	$(15,809)	$(35,092)
Investing activities	(2,322)	(14,448)	11,272
Financing activities	17,840	1,400	113
Effect of exchange rate changes on cash
and cash equivalents	55	12	1,367
Net change in cash and cash equivalents	$ 4,661	$(28,845)	$(22,340)

     Our principal sources of cash as of July 31, 2004 are our existing cash, cash equivalents, short-term and long-term investments of $44.0 million, which excludes restricted cash of $1.5 million. During fiscal 2004, cash and cash equivalents increased by $4.7 million, and short-term and long-term investments increased by $0.5 million. This increase is primarily due to cash provided by proceeds from the private placement offering and sale of common stock through our employee benefit plans, offset by cash used in operations and payments for capital expenditures.

     The cash flow discussion below describes the cash used or provided by in one period as compared to the cash used or provided by in the previous period. As such, the year to year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

   Operating Activities

     The decrease in cash usage related to operating activities in fiscal 2004, as compared to fiscal 2003, was primarily the result of a decrease in net loss (excluding all non-cash items) of $3.4 million, an increase in accrued liabilities and other of $1.3 million and an increase in accounts payable of $2.0 million. The increased cash flow from accrued liabilities and other was primarily related to the growth in SourceForge bookings and therefore deferred revenue in 2004 as compared to 2003. The increased cash flow from accounts payable was primarily the result of our continued efforts to decrease expenses as well as the timing of payments. The increase in cash flow was offset by an increase in accounts receivable of $0.9 million, an increase in inventories of $0.6 million and a decrease in accrued restructuring of $0.5 million. The increased cash usage related to accounts receivable was primarily the result of increased SourceForge sales in July 2004 compared to July 2003. The increased cash usage related to inventories was primarily the result of higher volume purchases in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003. These higher volume purchases were made as a result of long lead times and to secure exclusive inventory that would not be available later in the year. Finally, the increased cash usage related to accrued restructuring was the result of increased payments on excess facilities in 2004 compared to 2003 of $1.4 million, offset by a decrease in cash payments related to severance agreements of $0.5 million. Cash payments made on excess facilities in 2004 was $4.3 million, compared to $2.9 million in 2003. The variance in the restructuring accrual compared to the payments made in 2004 was the $0.7 million adjustment recorded based on the change in events related to excess facilities that occurred in the third and fourth quarters of fiscal 2004. Payments made to former employees for severance agreements in 2003 were $0.5 million. A decrease in cash outflow of $0.5 million in 2004 compared to 2003 resulted as no restructuring related severance payments were made in 2004. We expect that the above cash utilization trends will continue as we grow our business and pay off our remaining lease obligations related to excess facilities.

     The decrease in cash usage related to operating activities in fiscal 2003, as compared to fiscal 2002, was primarily the result of a decrease in net loss (excluding all non-cash items) of $30.0 million, an increase in accrued liabilities and other of $6.1 million, an increase in other long-term liabilities of $0.6 million and an increase in accounts payable of $11.0 million. The decreased cash usage related to accrued liabilities, other long-term liabilities and accounts payable was due to the exiting of our former hardware and related businesses at the end of fiscal 2001. A significant amount of liabilities relating to this former hardware business remained at the end of 2001 creating large cash outflows in 2002. The increase in cash flow in fiscal 2003, as compared to fiscal 2002 was offset by an increase in accounts receivable of $11.6 million, an increase in inventories of $2.1 million, an increase in prepaids and other assets of $3.1 million and a decrease in accrued restructuring of $11.6 million. The increased cash usage related to accounts receivable, prepaids and inventory in 2003 compared to 2002 was primarily the result of exiting the former hardware business at the end of fiscal 2001. Accounts receivable decreased dramatically in fiscal 2002 as a result of all the previous hardware sales collected during that year. The 2002 revenue base to be collected in fiscal 2003 was much smaller than the 2001 revenue base to be collected in fiscal 2002.

As a result, we had less cash inflow related to receivables in fiscal 2003 compared to fiscal 2002. Inventory also decreased dramatically in fiscal 2002 as we sold off remaining excess hardware inventory for cash. In fiscal 2003, no remaining hardware inventory existed and all inventory purchases were associated with our current E-commerce business. Prepaids and other assets also decreased dramatically in fiscal 2002, creating significant cash inflow in that year, as we transitioned to our new infrastructure. The increased cash usage related to accrued restructuring was primarily the result of increased payments on excess facilities in 2003, as compared to 2002 of $1.8 million, cash received in fiscal 2002 of $2.5 million as the result of a sublease termination on one of the Company’s idle facilities, offset by a decrease in payments related to severance agreements of $2.6 million. Cash payments made on excess facilities in fiscal 2003 were $2.9 million, compared to $1.1 million in fiscal 2002. Payments made to former employees for severance agreements in fiscal 2003 were $0.5 million, compared to $3.1 million in fiscal 2002. The variance in the restructuring accrual compared to the payments made in 2003 was the $10.5 million additional restructuring charges booked during fiscal 2002 that primarily related to idle facilities.

   Investing Activities

     During the past three fiscal years our investing activities have primarily included changes in our restricted cash, purchases of property and equipment, purchases and sales of marketable securities and proceeds on the sale of our Japan investment.

     Net cash used in investing activities decreased in fiscal 2004, as compared to fiscal 2003, due primarily to a decrease in net purchases of marketable securities of $14.1 million. The decrease in net purchases of marketable securities was the result of our strategic decision in fiscal 2003 to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return. As a result, 2003 experienced much higher cash outflows related to marketable security purchases than 2004. This decrease was offset by higher capital expenditures of $0.7 million and an increase in our restricted cash of $1.0 million in fiscal 2004, as compared to 2003, primarily as a result of moving into a new facility during fiscal 2004.

     Net cash used in investing activities increased in fiscal 2003, as compared to fiscal 2002, due primarily to an increase in net purchases of marketable securities of $19.6 million and proceeds received from the sale of our VA Linux Japan investment of $5.1 million. The increase in net purchases of marketable securities was the result of our strategic decision in fiscal 2003 to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return. As a result, 2003 experienced much higher cash outflows related to marketable security purchases than 2002. This increase was offset by a decrease in our restricted cash of $1.0 million in fiscal 2003, as compared to fiscal 2002. In fiscal 2002, we generated $1.5 million in cash due to the release of restricted cash, compared to $0.5 million generated in fiscal 2003.

   Financing Activities

     During the past three fiscal years our investing activities have primarily included cash proceeds from the sale of our common stock through employee benefit plans and private placement offerings, and payments on notes payable.

     Net cash provided by financing activities increased in fiscal 2004, as compared to fiscal 2003, primarily due to the $14.5 million of proceeds received upon the private placement of 3,529,412 shares of our common stock. In addition, net cash provided by financing activities increased in fiscal 2004, as compared to fiscal 2003, due to an increase of $2.0 million in net proceeds from the sale of common stock through our employee benefit plans.

     Net cash provided by financing activities increased in fiscal 2003, as compared to fiscal 2002, primarily due to an increase of $1.0 million in net proceeds from the sale of common stock through our employee benefit plans. In addition, net cash provided by financing activities increased in fiscal 2003, as compared to fiscal 2002, due to a decrease in notes payable of $0.2 million.

     For the fiscal years ended July 31, 2004 and July 31, 2003, exchange rate changes had an immaterial effect on cash and cash equivalents. For the fiscal year ended July 27, 2002, exchange rate changes had a positive effect on cash and cash equivalents of $1.4 million. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of July 31, 2004 and July 31, 2003, we had outstanding letters of credit issued under a line of credit of approximately $1.5 million and $0.9 million, respectively, related to the corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of fiscal year 2005 under the terms of our existing lease agreement. The remaining $1.0 million will decline as the Company meets certain financial covenants.

     Our liquidity and capital requirements depend on numerous factors, including market acceptance of our software and online products, the resources we devote to developing, marketing, selling and supporting our software and online products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2005 under our current business strategy.

Contractual Obligations

     The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of July 31, 2004 (in thousands):

	Gross Operating Leases	Sublease income	Net Operating Leases	Purchase Obligations	Total Contractual Obligations
2005	$ 5,042	$ 970	$ 4,072	$968	$ 5,040
2006	3,741	1,123	2,618	--	2,618
2007	3,511	1,033	2,478	--	2,478
2008	3,616	1,064	2,552	--	2,552
2009	3,725	1,096	2,629	--	2,629
Thereafter	3,180	938	2,242	--	2,242
Total minimum lease payments	$22,815	$6,224	$16,591	$968	$17,559

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

   Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a material effect on these consolidated financial statements.

     As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer liability insurance designed to limit our exposure and to enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2004.

          We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, our business partners, subsidiaries and/or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2004.

          We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2004.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on our financial position or results of operations.

     In December 2003, the FASB issued FIN 46R (revising FIN 46, which was issued in January 2003), entitled “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective for VA Software during fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

     In December 2003, the SEC issued SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104‘s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 has not had a material impact on our financial position or results of operations.

Risk Factors

CURRENT AND PROSPECTIVE INVESTORS IN VA SOFTWARE SECURITIES SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS OF WHICH WE ARE NOT PRESENTLY AWARE OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

Risks Related To Our SourceForge Business

Because the market for our SourceForge application software is still emerging, we do not know whether existing and potential customers will license SourceForge in sufficient quantities for us to achieve profitability.

Our future growth and financial performance will depend on market acceptance of SourceForge and our ability to license our software in sufficient quantities and under acceptable terms. The number of customers using SourceForge is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of SourceForge. Various factors could inhibit the growth of the market for and market acceptance of SourceForge. In particular, potential customers may be unwilling to make the significant capital investment needed to license SourceForge. Many of our customers have licensed only limited quantities of SourceForge, and these or new customers may decide not to deploy our software more broadly. We cannot be certain that a viable market for SourceForge will emerge or, if it does emerge, that it will be sustainable. If a sustainable viable market for SourceForge fails to emerge, this would have a significant, adverse effect upon our software business and operating results.

We are devoting the majority of our research and development spending on our SourceForge application, so if this software does not achieve market acceptance we are likely to experience continued operating losses.

Although in fiscal year 2004, which ended on July 31, 2004, approximately 17% of our revenue was derived from our SourceForge business, we devoted 69%, or $4.6 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge’s significant research and development costs will materially and adversely affect our business and operating results.

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

If we fail to anticipate or respond adequately to technology developments, industry standards or practices, and customer requirements, or if we experience any significant delays in product development, introduction, or integration, SourceForge may become obsolete or unmarketable, our ability to compete may be impaired, and our SourceForge revenues may not grow or may decline.

Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software industry generally. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product development investments. We believe the success of our SourceForge business will become increasingly dependent on our ability to:

  support multiple platforms, including Linux, commercial UNIX and Microsoft Windows;
  use the latest technologies to continue to support Web-based collaborative software development; and
  continually support the rapidly changing standards, tools and technologies used in software development.

Our SourceForge application software has a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the licensing of SourceForge varies and has often exceeded three and occasionally exceeded twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license SourceForge. Factors that our customers and potential customers have informed us that they considered when evaluating SourceForge include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. We have found that customer evaluation, purchasing and budgeting processes vary significantly from company to company.

We spend significant time and resources informing prospective customers about our SourceForge products, which may not result in completed transactions and associated revenue. Even if SourceForge has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to the following:

  Our ability to sell SourceForge licenses may be impacted by changes in the strategic importance of software projects due to our customers’ budgetary constraints or changes in customer personnel;
  A customer’s internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after we are selected as a vendor, could impact the timing and amount of revenues recognized in a quarterly period; and
  The number, timing and significance of enhancements to our SourceForge products and future introductions of new software by our competitors and us may affect customer-purchasing decisions.

If we do not continue to receive repeat business from existing SourceForge customers, our revenue will not grow and may decline.

We generate a significant amount of our SourceForge license revenues from existing customers. Generally, our customers initially purchase a limited number of licenses as they evaluate, implement and adopt SourceForge. Even if customers successfully use SourceForge, such customers may not purchase additional licenses to expand the use of our product. Purchases of additional licenses by these customers will depend on their success in deploying SourceForge, their satisfaction with our product and support services and their use of competitive alternatives. A customer’s decision to widely deploy SourceForge and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of SourceForge, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

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

Contractual issues may arise during the negotiation process that may delay the anticipated closure of a transaction and our ability to recognize revenue as anticipated. The occurrence of such issues might cause our SourceForge revenue and operating results to fall below our publicly-stated expectations, the expectations of securities analysts or the expectations of investors. Failure to meet public expectations is likely to materially and adversely affect the trading price of our common stock.

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

Many enterprise customers negotiate software licenses near the end of each quarter. In part, this is because enterprise customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of SourceForge revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end-of-period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, slowdowns in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our customer training, professional services and customer support organizations. Our ability to maintain or increase service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

Risks Related To Our Online Media Business

If our online business fails to continue to deliver original and compelling content and services, we will be unable to attract and retain users, which will adversely affect our financial results.

The successful development and production of content and services is subject to numerous uncertainties, including our ability to:

  anticipate and successfully respond to rapidly changing consumer tastes and preferences;
  fund new program development; and
  attract and retain qualified editors, writers and technical personnel.

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

If we fail to maintain our strategic relationship with IDG, our advertising revenue will not grow as anticipated and may decline, and our financial performance will suffer.

During the first quarter of fiscal year 2005, we entered into a marketing and sales agreement with International Data Group (“IDG”). Under the agreement with IDG, IDG’s Global Solution’s sales force will sell international advertising on OSTG’s network of Web sites. If we are unable to maintain this strategic relationship with IDG, our ability to increase our online advertising sales may be harmed. In addition, IDG can terminate this relationship with us, pursue other relationships, or attempt to develop or acquire Web sites that compete with our Web sites for online advertising revenue. Even if we succeed in maintaining or expanding our relationship with IDG, the relationship may not result in additional online advertising customers or revenues.

Risks Related To Our E-Commerce Business

We cannot predict our E-commerce customers’ preferences with certainty and such preferences may change rapidly. If we fail to accurately assess and predict our E-commerce customers’ preferences, it will adversely impact our financial results.

Our E-commerce offerings on our ThinkGeek.com Web site are designed to appeal to IT professionals, software developers and others in technical fields. Misjudging either the market for our products or our customers’ purchasing habits will cause our sales to decline, our inventories to increase and/or require us to sell our products at lower prices, all of which would have a negative effect on our business.

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

If we do not maintain sufficient E-commerce inventory levels, or if we are unable to deliver our E-commerce products to our customers in sufficient quantities, our E-commerce business operating results will be adversely affected.

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

Our ThinkGeek E-commerce Web site’s ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on a third-party contract fulfillment and warehouse provider. We previously utilized the services of efillit Inc., a third-party contract fulfillment and warehouse provider located in Baltimore, Maryland. However, effective June 4, 2004, we transitioned from efillit to a new provider, Dotcom Distribution, Inc. (“Dotcom Distribution”), located in Edison, New Jersey, whom we believe will be able to satisfactorily accommodate ThinkGeek’s future growth. If Dotcom Distribution fails to meet our future distribution and fulfillment needs, our relationship with and reputation among our E-commerce customers will suffer and this will adversely affect our E-commerce growth. Additionally, if Dotcom Distribution cannot meet our distribution and fulfillment needs, particularly during the peak holiday selling seasons, or our contract with Dotcom Distribution terminates, we may fail to secure a suitable replacement or second-source distribution and fulfillment provider on comparable terms, which would adversely affect our E-commerce financial results.

Risks Related To Our Financial Results

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2005.

Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for all or part of fiscal year 2005. Our average net monthly cash flow shortfall during the quarter ended July 31, 2004 was approximately $0.7 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2005. While we believe we will not require additional capital to fund continued operations through fiscal year 2005, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our quarterly total revenues and financial results.

The primary factors over which we have limited or no control that may adversely impact our quarterly total revenues and financial results include the following:

  specific economic conditions relating to IT spending;
  the discretionary nature of our software customers’ purchase and budget cycles;
  the size and timing of software customer orders;
  long software sales cycles;
  our ability to retain skilled software engineers and sales personnel;
  the timing of announcements and releases of new or enhanced versions of our products and product upgrades;
  economic conditions relating to online advertising and sponsorship, and E-commerce;
  our ability to demonstrate and maintain attractive online user demographics;
  our ability to retain a skilled online advertising and sponsorship sales force;
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

From time to time, the American Institute of Certified Public Accountants (AICPA), the Public Company Accounting Oversight Board (PCAOB) and the SEC will issue guidelines and interpretations regarding the recognition of revenue from software and other activities. These new guidelines and interpretations could result in a delay in our ability to recognize revenue. If the company has to delay the recognition of a significant amount of revenue in the future, this will have a material impact on the company’s reported financial results.

We have a history of losses and expect to continue to incur net losses for the foreseeable future. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a loss of $7.6 million for our fiscal year ended July 31, 2004, and we had an accumulated deficit of $747.4 million as of July 31, 2004. We expect to continue to incur net losses for at least the foreseeable future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2005.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of July 31, 2004, we had 122 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

Risks Related To Competition

If we do not effectively compete with new and existing competitors, our revenues will not grow and may decline, which will adversely impact our financial results.

We believe that the newly emerging collaborative software development market is fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the marketplace. Our potential competitors include companies entrenched in closely related markets who may choose to enter and focus on collaborative software development. Although we do not believe that we presently have an entrenched competitor, we expect competition to intensify in the future if the market for collaborative software development applications continues to expand. Our potential competitors include providers of software and related services as well as providers of hosted application services. Many of our potential competitors have significantly more resources, more experience, longer operating histories and greater financial, technical, sales and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business. Because individual product sales often lead to a broader customer relationship, our products must be able to successfully compete with and complement numerous competitors’ current and potential offerings. Moreover, we may be forced to compete with our strategic partners, and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive position and operating results.

Online competition is intense. Our failure to compete successfully could adversely affect our revenue and financial results.

The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We derive revenue from online advertising and sponsorships, for which we compete with various media including newspapers, radio, magazines and various Internet sites. We also derive revenue from E-commerce, for which we compete with other E-commerce companies as well as traditional, “brick and mortar” retailers. We may fail to compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

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

Other Risks Related To Our Overall Business

If we fail to complete our internal control evaluations or if our independent registered public accounting firm does not attest to our evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning in our fiscal year 2005, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the evaluation. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Our ability to successfully offer our services and grow our business requires an effective planning and management process. We updated our operations and financial systems, procedures and controls following our strategic decision to exit the hardware business. Our systems will continue to require additional modifications and improvements to respond to current and future changes in our business. If we cannot grow our businesses, and manage that growth effectively, or if we fail to timely implement appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our businesses will suffer.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the fourth quarter of fiscal year 2004, the closing sale prices of our common stock on the Nasdaq ranged from $1.69 to $2.48 per share and the closing sale price on July 30, 2004 was $1.94 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

The electronic commerce market on the Internet is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Any of these regulations could have an adverse effect on our future sales and revenue growth.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain a portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

     The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 31, 2004. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing Within three months	Maturing within three months to one year	Maturing Greater than one year
As of July 31, 2004
Cash equivalents	$7,163
Weighted-average interest rate	1.49%
Short-term investments		$17,145
Weighted-average interest rate		3.81%
Long-term investments			$ 15,933
Weighted-average interest rate			3.11%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VA Software Corporation

     We have audited the accompanying consolidated balance sheet of VA Software Corporation as of July 31, 2004, and the related consolidated statements of operations and other comprehensive income/(loss), stockholders’ equity, and cash flows for the year then ended. We have also audited the financial statement schedule listed in the Index at Item 15(a) as of and for the year ended July 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VA Software Corporation at July 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the financial statement schedule as of and for the year ended July 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

San Jose, California

     August 20, 2004, except for the second paragraph of Note 5, as to which the date is September 24, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VA Software Corporation:

     In our opinion, the accompanying consolidated financial statements listed in the index present fairly, in all material respects, the financial position of VA Software Corporation and its subsidiaries at July 31, 2003, and the results of their operations and their cash flows for each of the years ended July 31, 2003 and July 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the years ending July 31, 2003 and July 27, 2002, listed in the index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s Management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
August 20, 2003

VA SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	July 31, 2004	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 10,964	$ 6,303
Short-term investments	17,145	27,864
Restricted cash, current	450	450
Accounts receivable, net of allowances of $127 and $144, respectively	3,909	1,928
Inventories	1,069	388
Prepaid expenses and other assets	1,046	1,232
Total current assets	34,583	38,165
Property and equipment, net	1,208	4,267
Long-term investments	15,933	4,680
Restricted cash, non current	1,000	450
Other assets	955	933
Total assets	$ 53,679	$ 48,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,674	863
Accrued restructuring liabilities, current portion	3,440	4,117
Accrued compensation	981	1,346
Deferred revenue	1,750	751
Accrued liabilities and other	872	2,263
Total current liabilities	8,717	9,340
Accrued restructuring liabilities, net of current portion	7,843	10,772
Other long-term liabilities	1,349	1,181
Total liabilities	17,909	21,293
Commitments and contingencies (Notes 4,5,6 and 7)
Stockholders' equity:
Common stock, $0.001 par value; authorized-- 250,000,000; issued and
outstanding-- 61,184,857 shares in 2004 and 55,470,064 shares in 2003	62	56
Treasury stock	(4)	(4)
Additional paid-in capital	783,246	766,765
Deferred stock compensation	--	(20)
Accumulated other comprehensive gain (loss)	(171)	128
Accumulated deficit	(747,363)	(739,723)
Total stockholders' equity	35,770	27,202
Total liabilities and stockholders' equity	$ 53,679	$ 48,495

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share amounts)

	Year Ended
	July 31,	July 31,	July 27,
	2004	2003	2002
Net revenues
SourceForge revenues	$ 4,995	$ 2,918	$ 1,086
Online Media revenues	9,728	10,405	9,007
E-commerce revenues	12,567	8,565	5,722
Online Images revenues	1,922	1,580	1,238
Other revenues	49	760	3,332
Net revenues	29,261	24,228	20,385
Cost of revenues
SourceForge cost of revenues	1,860	1,997	2,387
Online Media cost of revenues	2,969	3,802	5,463
E-commerce cost of revenues	10,225	7,025	4,708
Online Images cost of revenues	495	339	222
Other cost of revenues	(12)	(383)	(3,119)
Cost of revenues	15,537	12,780	9,661
Gross margin	13,724	11,448	10,724
Operating expenses:
Sales and marketing	10,093	9,791	12,513
Research and development	6,732	7,815	8,122
General and administrative	4,665	6,455	10,850
Restructuring costs and other special charges	3,209	(263)	46,936
Amortization of deferred stock compensation	20	144	1,671
Amortization of goodwill and intangible assets	12	2,149	11,730
Impairment of goodwill, intangible assets and other long-lived assets	--	239	12,150
Total operating expenses	24,731	26,330	103,972
Loss from operations	(11,007)	(14,882)	(93,248)
Remeasurement of warrant liability	1,566	--	--
Interest income	911	1,132	1,714
Interest expense	(5)	(8)	(32)
Other income (expense), net	895	(40)	528
Net loss	$(7,640)	$(13,798)	$(91,038)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities and investments	(354)	30	209
Foreign currency translation gain	55	12	1,367
Comprehensive loss	$(7,939)	$(13,756)	$(89,462)
Net loss	$(7,640)	$(13,798)	$(91,038)
Basic and diluted net loss per share	$ (0.13)	$ (0.25)	$ (1.72)
Shares used in computing basic and diluted net loss per share	59,684	54,110	53,064

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury	Additional Paid-in	Deferred Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity
BALANCE AT JULY 28, 2001	54,119	$ 54	$(4)	$ 768,797	$(6,108)	$(1,490)	$(634,887)	$ 126,362
Issuance of common stock for cash related to options	581	1	--	402	--	--	--	403
Repurchase of common stock for cash related to options	(535)	(1)	--	(16)	--	--	--	(17)
Issuance of common stock to acquire businesses
Or assets	--	--	--	1,313	(1,308)	--	--	5
Acceleration of stock options	--	--	--	74	--	--	--	74
Amortization of deferred stock compensation	--	--	--	(1,926)	3,597	--	--	1,671
Acceleration and forfeiture of stock options and deferred stock compensation related to terminations, restructuring	--	--	--	(3,222)	3,574	--	--	352
Foreign currency translation adjustment and unrealized gain or loss on marketable securities	--	--	--	--	--	1,576	--	1,576
Net loss	--	--	--	--	--	--	(91,038)	(91,038)
BALANCE AT JULY 27, 2002	54,165	54	(4)	765,422	(245)	86	(725,925)	39,388
Issuance of common stock for cash related to options	1,578	2	--	1,442	--	--	--	1,444
Repurchase of common stock for cash related to options	(273)	--	--	(2)	--	--	--	(2)
Amortization of deferred stock compensation	--	--	--	(76)	220	--	--	144
Acceleration and forfeiture of stock options and deferred stock compensation related to terminations, restructuring	--	--	--	(21)	5	--	--	(16)
Foreign currency translation adjustment and unrealized gain or loss on marketable securities	--	--	--	--	--	42	--	42
Net loss	--	--	--	--	--	--	(13,798)	(13,798)
BALANCE AT JULY 31, 2003	55,470	56	(4)	766,765	(20)	128	(739,723)	27,202
Issuance of common stock for cash related to options	2,186	2	--	3,402	--	--	--	3,404
Issuance of common stock related to Private Placement, net of issuance costs	3,529	4	--	12,866	--	--	--	12,870
Amortization of deferred stock compensation	--	--	--	--	20	--	--	20
Acceleration of stock options related to terminations	--	--	--	213	--	--	--	213
Foreign currency translation adjustment and unrealized gain or loss on marketable securities	--	--	--	--	--	(299)	--	(299)
Net loss	--	--	--	--	--	--	(7,640)	(7,640)
BALANCE AT JULY 31, 2004	61,185	$ 62	$(4)	$ 783,246	$ --	$ (171)	$(747,363)	$ 35,770

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	July 31,	July 31,	July 27,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(7,640)	$(13,798)	$(91,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,468	5,351	16,153
Remeasurement of warrant liability	(1,566)	--	--
Provision for bad debts	56	(19)	(1,096)
Provision for excess and obsolete inventory	9	(6)	(4,378)
Loss on disposal of assets	--	35	1,422
Proportionate share of net losses in Japan investment	--	--	2,012
Minority interest in Japan loss	--	--	(496)
Gain on sale of Japan investment	--	--	(12,872)
Release of contingent shares in relation to OSTG acquisition	--	--	1,313
Amortization of deferred stock compensation	20	144	1,671
Non-cash compensation expense	213	--	75
Non-cash restructuring expense	2,496	(569)	36,426
Impairment of long-lived assets	--	239	12,150
Changes in assets and liabilities:
Accounts receivable	(2,036)	(1,178)	10,439
Inventories	(690)	(82)	2,046
Prepaid expenses and other assets	157	286	3,391
Accounts payable	812	(1,212)	(12,244)
Accrued restructuring liabilities	(3,606)	(3,105)	8,481
Accrued liabilities and other	(773)	(2,098)	(8,159)
Other long-term liabilities	168	203	(388)
Net cash used in operating activities	(10,912)	(15,809)	(35,092)
Cash flows from investing activities:
Change in restricted cash	(550)	450	1,509
Purchase of property and equipment	(880)	(289)	(417)
Sale of property and equipment	--	8	--
Purchase of marketable securities	(44,976)	(34,335)	(32,917)
Sale of marketable securities	44,443	19,688	37,829
Cash proceeds on sale of Japan investment	--	--	5,059
Other, net	(359)	30	209
Net cash provided by (used in) investing activities	(2,322)	(14,448)	11,272
Cash flows from financing activities:
Payments on notes payable	--	(42)	(273)
Proceeds from issuance of common stock	17,840	1,444	403
Repurchase of common stock	--	(2)	(17)
Net cash provided by financing activities	17,840	1,400	113
Effect of exchange rate changes on cash and cash equivalents	55	12	1,367
Net increase (decrease) in cash and cash equivalents	4,661	(28,845)	(22,340)
Cash and cash equivalents, beginning of year	6,303	35,148	57,488
Cash and cash equivalents, end of year	$ 10,964	$ 6,303	$ 35,148
Supplemental cash flow information:
Cash paid for state taxes	$ 26	$ 16	$ 18
Cash paid for interest	$ 5	$ 8	$ 32

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations of the Company:

Overview

     VA Software Corporation (“VA Software” or the “Company”) was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation and it develops, markets and supports a software application known as SourceForge Enterprise Edition (“SourceForge”) and owns and operates OSTG, Inc. (“OSTG”) and its wholly-owned subsidiaries, a network of Internet Web sites offering advertising, retail and animation services and products.

     Prior to the quarter ended July 31, 2003, the Company operated on a 52-53 week year ending the Saturday before July 31. Beginning in the quarter ended July 31, 2003, the Company operates on regular calendar months with its year ending on July 31. This change did not have a material impact on the consolidated results of operations.

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

   Principles of Consolidation

     These consolidated financial statements include the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. (“VA Linux Japan”) for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company’s investment in VA Linux Japan to approximately 11%. As a result of this sale, the Company recorded a $0.4 million gain, which is included in other income in the Company’s consolidated statements of operations for fiscal 2002. As of July 31, 2004, VA Software’s investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The minority interest included in the results of operations prior to January 11, 2002 for VA Linux Japan was not material in fiscal 2002 and has been recorded in other income in the accompanying consolidated statements of operations. The operations of VA Linux Japan primarily relate to the Company’s former systems and services business.

   Foreign Currency Translation

     The functional currency of all the Company’s foreign subsidiaries is the country’s local currency. Operations related to all of the Company’s foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. Although the legal entities still exist as of July 31, 2004, no revenues were generated from these entities for any of the periods presented and the expenses were administrative in nature and were immaterial to the consolidated results of operations for all periods presented. Minimal cash balances have been maintained in these entities for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of July 31, 2004 the Company did not hold any foreign currency derivative instruments. The Company is in the process of formally liquidating all of its foreign subsidiaries.

   Segment and Geographic Information

     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. The Company currently operates as four reportable business segments: SourceForge, Online Media, E-commerce and Online Images.

     The Company markets its products in the United States through its direct sales force and online Web sites. Revenues for each of the years ended July 31, 2004, July 31, 2003 and July 27, 2002 were primarily generated from sales to end users in the United States.

   Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

     The Company accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain/(loss) in stockholders’ equity. The cost of the investments was not significantly different than the fair value for the fiscal years presented. The fair value of the Company’s available-for-sale securities are based on quoted market prices at the balance sheet dates.

     Cash, cash equivalents and investments consist of the following (in thousands) at market value:

	July 31,	July 31,
	2004	2003
Government securities	$22,465	$10,001
Corporate securities	14,134	21,148
Asset backed securities	2,731	--
Money market funds	1,056	2,250
Commercial paper	911	4,796
Total Investments	$41,297	$38,195
Operating cash	2,745	652
Restricted cash	1,450	900
Total cash, cash equivalents, short-term investments & long-term investments	$45,492	$39,747
Included in cash and cash equivalents	$ 8,219	$ 5,651
Included in short-term investments	17,145	27,864
Included in Long-term investments	15,933	4,680
Total Investments	$41,297	$38,195

   Restricted Cash

     During fiscal year 2000, the Company established letters of credit of approximately $2.3 million that are used to collateralize payments related to the Fremont building lease, which had been reduced to $0.9 million at July 31, 2003. During fiscal year 2004, the Company revised the remaining letter of credit used to collateralize the Fremont building lease as a result of subletting the unoccupied space and moving into the smaller facility in the same complex. The revised letter of credit associated with this lease was $1.5 million at July 31, 2004.

   Inventories

     Inventories related to the Company’s E-commerce and Online Images segments consist solely of finished goods are that are valued using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

   Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	July 31,	July 31,
	2004	2003
Computer and office equipment (useful lives of 2 to 3 years)	$ 6,820	$ 6,238
Furniture and fixtures (useful lives of 2 to 4 years)	1,199	2,209
Leasehold improvements (useful lives of lesser of estimated life or lease term)	271	3,762
Software (useful lives of 2 to 5 years)	2,092	2,090
Total property and equipment	10,382	14,299
Less: Accumulated depreciation and amortization	(9,174)	(10,032)
Property and equipment, net	$ 1,208	$ 4,267

     Depreciation expense for the years ended July 31, 2004, July 31, 2003, and July 27, 2002 was $1.4 million, $3.2 million, and $4.4 million, respectively.

   Goodwill and Intangibles and Impairment of Long-Lived Assets

     In connection with the acquisitions of Precision Insight, Inc. (“Precision Insight”) and NetAttach, Inc. (“NetAttach”), the Company recorded $42.0 million of goodwill and intangibles during fiscal 2000. In connection with the Company’s restructuring plans in fiscal year 2002, the Company wrote off the remaining goodwill and intangibles associated with NetAttach and Precision Insight in the amount of $30.6 million due to the exit of the professional services and Linux software engineering businesses. This is included in restructuring costs and other special charges in the consolidated statements of operations for fiscal 2002.

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     In connection with the acquisition of OSTG (known at the time of acquisition as “Andover.Net, Inc.”), the Company recorded $83.6 million of goodwill and intangibles during fiscal 2000. Effective July 29, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, the Company no longer amortized goodwill. However, pursuant to SFAS No. 142, the Company tests goodwill for impairment at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. During the quarter ended July 27, 2002, the goodwill associated with OSTG was tested for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible assets.” First, the Company determined whether its carrying amount exceeded its “fair value”, which would indicate that goodwill may be impaired. Based on this test, the Company determined that goodwill could be impaired. Therefore, the Company compared the “implied fair value” of goodwill, as defined by SFAS No. 142, to its carrying amount to determine whether there was an impairment loss. As a result of the impairment test, the Company determined that the remaining carrying value was impaired and recorded an impairment loss of $3.6 million. The charge is included in the caption “Impairment of goodwill, intangible assets and other long-lived assets” in the consolidated statements of operations. No carrying value remained related to OSTG goodwill at July 31, 2003.

49

     Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment’s undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. An evaluation was performed on the intangible assets related to OSTG during the quarter ended July 27, 2002. As a result of this evaluation, the Company determined that the carrying value was impaired and an impairment loss was recorded for $8.6 million, leaving a remaining carrying value of $2.1 million at July 31, 2002. The impairment charge is included in the caption “Impairment of goodwill, intangible assets and other long-lived assets” in the consolidated statements of operations. Intangible asset amortization of $12,000, $2.1 million and $11.7 million was recorded in fiscal 2004, 2003 and 2002, respectively. The intangible asset carrying value at July 31, 2004 of $14,000 relates to domain and trade names associated with our current SourceForge and OSTG businesses. No events or circumstances occurred during fiscal year 2004 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2004.

     The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of July 31, 2004		As of July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Domain and trade names	$5,927	$(5,913)	$5,922	$(5,901)
Purchased technology	2,534	(2,534)	2,534	(2,534)
Total intangible assets	$8,461	$(8,447)	$8,456	$(8,435)

     The aggregate amortization expense of intangible assets, net of restructuring charges was $12,000 and $2.1 million for the fiscal years ending July 31, 2004 and July 31, 2003, respectively. The estimated total amortization expense of acquired intangible assets is $10,200 and $1,700 for the fiscal years ending 2005 and 2006.

Revenue Recognition

SourceForge Revenues

     Software revenues are derived from fees for licenses of the Company’s SourceForge software products, maintenance, consulting and training. The Company recognizes all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, the Company defers all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

     Persuasive evidence of an arrangement exists.    The Company determines that persuasive evidence of an arrangement exists with respect to a customer when the Company has a written contract, which is signed by both the Company and the customer, or a purchase order from the customer when the customer has previously executed a standard license arrangement with the Company. The Company does not offer product return rights.

     Delivery has occurred.    The Company’s software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the agreement or when the software is made available to the customer through electronic delivery.

     The fee is fixed or determinable.    If at the outset of the customer engagement the Company determines that the fee is not fixed or determinable, the Company recognizes revenue when the fee becomes due and payable. Fees due under a contract are generally deemed not to be fixed or determinable if a significant portion of the fee is beyond the Company’s normal payment terms, which are generally no greater than 120 days from the date of invoice.

     Collectibility is probable.    The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance for each customer. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately such customer’s ability to pay. If the Company determines from the outset that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

      The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company aligns its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the maintenance, support and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes revenue from perpetual licenses upon delivery using the residual method in accordance with SOP 98-9.

     Services revenues consist of professional services and maintenance fees. In general, the Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

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

Online Media Revenues

     Online media revenues are primarily derived from cash and barter sales of advertising space on the Company’s various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. The Company recognizes Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company’s obligations typically include guarantees of a minimum number of “impressions” (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved.

The Company records barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force (“EITF”) Issue 99-17, “Accounting for Advertising Barter Transactions.” The Company broadcasts banner advertising in exchange for similar banner advertising on third-party Web sites. The Company’s barter arrangements are documented with its standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions include, but are not limited to, the Web sites for each company that will display the impressions, the time frame that the impressions will be displayed, and the number, type and size of impressions to be delivered. Barter revenue transactions totaled $1.4 million, $2.0 million and $2.0 million for the fiscal years ended July 31, 2004, July 31, 2003 and July 27, 2002, respectively.

   E-commerce Revenues

     E-commerce revenues are derived from the online sale of consumer goods. The Company recognizes E-commerce revenues from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Under SAB 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

   Online Images Revenues

     Online Images revenues are derived from the online sale of three-dimensional art, animations and presentations that consist of fees for software licenses and memberships for these animation software products. Software revenues related to digital animations are recognized using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” as described in detail above. Revenues recognized related to animation memberships are recognized over the life of the membership, typically 3 months or 12 months.

   Other Revenues

     The Company’s revenue recognition policy related to its former hardware systems business followed SEC SAB No. 101, “Revenue Recognition in Financial Statements.” Under SAB No. 101, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, the Company recognized product revenue upon shipment of the goods. The Company did not grant customers any rights to return these products.

     The Company recognized revenues from hardware related customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement. The Company recognized revenues from hardware related professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated. The Company recorded any payments received prior to revenue recognition as deferred revenue.

   Advertising Expenses

     The Company expenses advertising costs as incurred. Total advertising expenses were $2.1 million, $2.5 million and $2.7 million for fiscal years ending July 31, 2004, July 31, 2003 and July 27, 2002, respectively.

   Stock-Based Compensation

     The Company has elected to account for its employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

     Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three fiscal years ended July 31, 2004, July 31, 2003 and July 27, 2002 the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	July 31, 2004	July 31, 2003	July 31, 2002
Net loss as reported	$(7,640)	$(13,798)	$(91,038)
Add back employee stock-based compensation expense related to stock options included in reported net loss	20	144	1,671
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards, net of related tax effects	(6,410)	(8,774)	(10,590)
Pro forma net loss	$(14,030)	$(22,428)	$(99,957)
Basic and diluted net loss per share	$(0.13)	$(0.25)	$(1.72)
Pro forma basic and diluted net loss per share	$(0.24)	$(0.41)	$(1.88)

      The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 using the following assumptions:

	Stock option Plans For the fiscal year ended			ESPP Plans For the fiscal year ended
	July 31,	July 31,	July 27,	July 31,	July 31,	July 27,
	2004	2003	2002	2004	2003	2002
Expected life (years)	4.9	4.8	4.0	0.5	0.5	0.5
Risk-free interest rate	3.5%	3.0%	3.7%	1.0%	1.1%	2.4%
Volatility	106%	108%	100%	98%	95%	100%
Dividend yield	None	None	None	None	None	None

     The weighted average fair value of options granted during fiscal years 2004, 2003 and 2002 was $2.24, $0.97 and $0.81, respectively.

     For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period for employee stock options, and the six-month purchase period, for stock purchases under the Employee Stock Purchase Plan and were included in the pro forma information above.

   Software Development Costs

     In accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

     In accordance with SOP 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs incurred related to internal use software are capitalized and amortized over their useful lives.

   Computation of Per Share Amounts

     In accordance with SFAS No. 128 “Earnings Per Share,” basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the fiscal years ended July 31, 2004, July 31, 2003 and July 27, 2002, the Company has excluded all stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	July 31,	July 31,	July 27,
	2004	2003	2002
Net loss	$(7,640)	$(13,798)	$(91,038)
Basic and diluted:
Weighted average shares of common stock outstanding	59,684	54,117	53,290
Less: Weighted average shares subject to repurchase	(--)	(7)	(226)
Shares used in computing basic and diluted net loss per share	59,684	54,110	53,064
Basic and diluted net loss per share	$ (0.13)	$ (0.25)	$ (1.72)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended
	July 31,	July 31,	July 27,
	2004	2003	2002
Anti-dilutive securities:
Options to purchase common stock	12,132	9,433	12,308
Common stock subject to repurchase	--	--	29
Total Anti-dilutive securities	12,132	9,433	12,337

   Comprehensive Loss

     Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities.

   Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Due to the Company’s loss position in fiscal years 2004, 2003 and 2002, there was no provision for income taxes in those years. Deferred tax assets are recognized for anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases. A valuation allowance has been recorded for the total deferred tax assets as management believes it is more likely than not that these assets will not be realized as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability.

   Recent Accounting Pronouncements

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a material effect on these consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

     In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective for VA Software during fiscal 2004 and the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

     In December 2003, the SEC issued SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104‘s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 has not had a material impact on the Company’s consolidated financial statements.

   Supplier Concentration

     No supplier concentration exists in the Company’s SourceForge, Online Media, E-commerce and Online Images businesses.

   Concentrations of Credit Risk and Significant Customers

     The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of July 31, 2004 and July 31, 2003, no gross accounts receivables were concentrated with one customer.

     For the fiscal year ended July 31, 2004 no one customer represented more than 10% of net revenues. For the fiscal year ended July 31, 2003, one customer, Intel Corporation, accounted for approximately 17% of net revenues. For the fiscal year ended July 27, 2002, one customer, Intel Corporation, accounted for approximately 20% of net revenues. Going forward, the company does not anticipate that any one customer will represent more than 10% of net revenues.

3. Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its SourceForge, Online Media, E-commerce and Online Images businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with its original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and accordingly the Company recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, the Company reached an agreement in principal to sublet unoccupied portions of properties that it leases in Sunnyvale, California and Fremont, California. As a result of the change in circumstances due to the agreement in principal, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of July 31, 2004, the Company had an accrual of approximately $11.3 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     The Company recorded a net restructuring credit of $0.3 million for the fiscal year ended July 31, 2003. This included $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease and $0.3 million of charges associated with the Company’s fiscal 2002 plan to reduce its general and administrative overhead costs, net of $1.0 million in credit adjustments to previously recorded restructuring reserves. As of July 31, 2004, no outstanding accruals remained related to these restructuring charges.

     All charges as a result of restructuring activities have been recorded in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was not applicable.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

	Total Charged To Operations Fiscal 2001	Total Charged To Operations Fiscal 2002	Total Charged To Operations Fiscal 2003	Total Charged To Operations Fiscal 2004	Total Cash Receipts\ (Payments)	Restructuring Liabilities at July 31, 2004
Cash Provisions:
Other special charges relating
to restructuring activities	$ 2,159	$ (888)	$ 78	$ --	$(1,349)	$ --
Facilities charges	6,584	9,401	191	713	(5,606)	11,283
Employee severance and other related charges	3,498	1,997	37	--	(5,532)	--
Total cash provisions	12,241	10,510	306	713	$(12,487)	$11,283
Non-cash:
Write-off of goodwill and intangibles	59,723	30,632	--	--
Write-off of other special charges relating to restructuring activities	4,434	5,442	(553)	2,496
Write-off of accelerated options from terminated employees	1,352	--	--	--
Acceleration of deferred stock compensation	35,728	352	(16)	--
Total non-cash provisions	101,237	36,426	(569)	2,496
Total provisions	$113,478	$ 46,936	$(263)	$3,209

Below is a summary of the changes to the restructuring liability (in thousands):

Changes in the total accrued restructuring liability	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended July 27, 2002	$ 9,513	$10,510	$(2,029)	$17,994
For the year ended July 31, 2003	$17,994	$ 306	$(3,411)	$14,889
For the year ended July 31, 2004	$14,889	$ 713	$(4,319)	$11,283

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
For the year ended July 27, 2002	$ 3,397	$14,597	$ 17,994
For the year ended July 31, 2003	$ 4,117	$10,772	$ 14,889
For the year ended July 31, 2004	$ 3,440	$ 7,843	$ 11,283

4. Commitments and Contingencies

     The Company leases its facilities under operating leases that expire at various dates through fiscal year 2010. Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of July 31, 2004 are as follows (in thousands):

	Gross Operating Leases	Sublease Income	Net Operating Leases
2005	$ 5,042	$ 970	$ 4,072
2006	3,741	1,123	2,618
2007	3,511	1,033	2,478
2008	3,616	1,064	2,552
2009	3,725	1,096	2,629
Thereafter	3,180	938	2,242
Total minimum lease payments	$22,815	$6,224	$16,591

     Gross rent expense for the years ended July 31, 2004, July 31, 2003 and July 27, 2002 was approximately $3.0 million, $3.9 million and $18.9 million, respectively. This rent expense was offset by sublease income of $1.1 million, $2.4 million and $6.0 million for the years ended July 31, 2004, July 31, 2003 and July 27, 2002, respectively. In addition, rent expense of $0.7 million, $0.1 million and $11.0 million was recorded as a result of idle facilities charges for the years ended July 31, 2004, July 31, 2003 and July 27, 2002, respectively. These idle facilities charges have been recorded as restructuring costs and other special charges in the consolidated statements of operations.

5. Litigation

     The Company, two of its former officers (the “Former Officers”), and the lead underwriter in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company’s former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff’s tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company’s former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company’s favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff. The Company is currently evaluating whether it will appeal the judgment.

     The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

6. Guarantees and Indemnifications

     As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2004.

          The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2004.

          The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2004.

7. Retirement Savings Plan

     The Company maintains an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of the Company. The plan provides for tax deferred salary deductions and after-tax employee contributions. Contributions include employee salary deferral contributions and discretionary employer contributions. To date, there have been no employer discretionary contributions.

8. Common Stock

     In October 1999, the Company’s board of directors approved the reincorporation into Delaware by way of a merger with a newly-formed Delaware subsidiary in connection with the Company’s IPO. In conjunction with the IPO, the Company issued 4,400,000 shares of common stock with an initial public offering price of $30.00 per share. Upon closing of the initial public offering, all of the outstanding shares of convertible preferred stock were automatically converted into 19,921,322 shares of common stock. In addition, the underwriters exercised their option to purchase 660,000 additional shares to cover the over-allotments of shares at the $30.00 per share offering price. The IPO raised approximately $141,000,000 after underwriting fees and $139,000,000 after all other direct costs. In fiscal year 2004, the Company cancelled 104,127 shares of its common stock, which has been recorded as treasury stock in the consolidated balance sheets and statement of stockholders’ equity. In fiscal year 2003, the Company cancelled 270,407 shares of its common stock, which had been recorded as treasury stock in the consolidated balance sheets and statement of stockholders’ equity. In fiscal 2002, the Company cancelled 10,934 shares of its common stock which had been recorded as treasury stock in the consolidated balance sheets and statement of stockholders’ equity.

     As of July 31, 2004 there were 61,184,857 shares of common stock issued and outstanding. The Company is authorized to issue 250,000,000 shares of common stock, $0.001 par value. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are available and when declared by the Board of Directors. No cash dividends have been declared or paid through July 31, 2004.

>

     As of July 31, 2004, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans	21,688,415
1999 Director Option Plan	1,352,084
1999 Employee Stock Purchase Plan	2,635,875
25,676,374

   Warrants

     On November 6, 2003, the Company issued two warrants to purchase up to 705,883 and 25,000 shares of common stock to The Riverview Group LLC and Wharton Capital Partners Ltd., respectively in connection with a private placement of the Company’s common stock. These warrants are exercisable at exercise prices of $6.00 and $6.14 per share. The terms of these warrants expire in November 2006. At July 31, 2004 both of these warrants remained outstanding.

   Stock Option Plan

     In fiscal year 1999, the Company adopted and the board of directors approved the 1998 Plan. Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through July, 31, 2004, 44,490,787 options have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company’s common stock at terms and prices determined by the board of directors. The Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within three months of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors.

     The Company’s 1999 Director’s Option Plan (the “Directors’ Plan”) was adopted by the Company’s board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors’ Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through July 31, 2004, 690,000 options have been granted under the Directors’ Plan. Under the Directors’ Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors’ Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected. The Directors’ Plan also provides that upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders’ meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant has an exercise price per share equal to the fair market value of the common stock at the date of grant, vest 25% immediately upon the grant date, one thirty-sixth per month thereafter and become fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director’s outstanding options will become fully vested and exercisable. Options granted under the Directors’ Plan must be exercised within 3 months of the end of the non-employee director’s tenure as a member of the board of directors, or within 12 months after a non-employee director’s termination by death or disability, provided that the option does not terminate by its terms earlier. Unless terminated sooner, the Directors’ Plan terminates automatically in 2009.

     The Company has assumed certain option plans and the underlying options of companies which the Company has acquired (the “Assumed Plans”). Options under the Assumed Plans have been converted into the Company’s options and adjusted to effect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Options under the Assumed Plans generally vest over four years and expire ten years from the date of grant. No additional options will be granted under the Assumed Plans.

     The following is a summary of the option activity under all of the stock option plans for the years ended July 31, 2004, July 31, 2003 and July 27, 2002.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at July 28, 2001	7,315,350	10,834,180	9.72
Authorized	2,901,816	--	--
Granted	(8,082,800)	8,082,800	1.15
Exercised	--	(511,674)	0.63
Cancelled	5,970,320	(6,097,405)	8.79
Repurchases	523,751	--	--
Balance at July 27, 2002	8,628,437	12,307,901	4.94
Authorized	2,904,105	--	--
Granted	(1,584,600)	1,584,600	1.25
Exercised	--	(1,499,274)	0.92
Cancelled	2,906,164	(2,960,715)	9.24
Repurchases	2,500	--	--
Balance at July 31, 2003	12,856,606	9,432,512	3.61
Authorized	2,968,033	--	--
Granted	(6,226,221)	6,226,221	2.87
Exercised	--	(2,199,992)	1.47
Cancelled	1,310,209	(1,326,869)	3.95
Repurchases	--	--	--
Balance at July 31, 2004	10,908,627	12,131,872	3.58

Outstanding Options

				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.02 - $ 0.96	692,804	4.70	$ 0.15	625,072	$ 0.06
$ 0.99 - $ 0.99	1,547,280	7.20	$ 0.99	689,143	$ 0.99
$ 1.00 - $ 2.21	1,265,321	8.22	$ 1.42	455,307	$ 1.39
$ 2.26 - $ 2.33	888,326	9.22	$ 2.28	84,875	$ 2.32
$ 2.45 - $ 2.45	2,444,345	9.92	$ 2.45	--	$ 0.00
$ 2.49 - $ 2.96	522,484	9.17	$ 2.90	91,746	$ 2.68
$ 2.98 - $ 2.98	1,412,884	9.36	$ 2.98	230,348	$ 2.98
$ 3.00 - $ 4.02	1,268,765	7.41	$ 3.21	896,626	$ 3.11
$ 4.10 - $ 8.13	1,236,700	7.79	$ 5.87	637,075	$ 7.10
$ 8.50 - $64.12	852,963	6.18	$17.51	826,539	$17.75
$ 0.02 - $64.12	12,131,872	8.21	$ 3.58	4,536,731	$ 5.39

     During fiscal years 2004, 2003 and 2002, there were no options or stock purchase rights granted outside of the 1998 Plan outstanding. Total options exercisable at July 31, 2004 and July 31, 2003 were 4,536,731 and 4,408,676, respectively.

   Employee Stock Purchase Plan

     In October 1999, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the maximum aggregate number of shares of stock that may be issued under the ESPP is 2,500,000, cumulatively increased annually by an amount equal to the lesser of (a) 1% of the then issued and outstanding shares of common stock, (b) an amount determined by the board of directors, or (c) 500,000 shares of common stock. During each six-month offering period, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. A total of 364,125 shares of common stock were issued under the ESPP through July 31, 2004. At July 31, 2004, 2,635,875 shares were available for issuance.

   Deferred Stock Compensation

     In connection with the grant of certain stock options to employees during fiscal 2000 and 1999, the Company recorded deferred stock compensation within stockholders’ equity of approximately $37.8 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The Company amortizes the deferred stock compensation expense on an accelerated basis over the vesting period of the individual award which is generally equal to four years. This method of deferred stock expense amortization is in accordance with FIN 28. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred stock compensation has not been separately allocated to these categories. The amount of deferred stock compensation from year to year has decreased as options for which accrued but unvested compensation has been recorded have been forfeited. The Company recorded amortization of deferred stock compensation related to these options of $20,000, $0.1 million and $1.2 million for fiscal years 2004, 2003 and 2002, respectively. These stock options were fully amortized as of July 31, 2004. In addition, in connection with acquisitions, the Company recorded $0.5 million of deferred stock compensation during fiscal year 2002. No amortization of deferred stock compensation related to acquisitions was recorded during fiscal years 2004 and 2003. Further, the Company made adjustments during fiscal years 2003 and 2002 related to deferred stock compensation for stock options of terminated employees of a credit of $16,000 and $0.3 million, respectively. These adjustments have been included in restructuring costs and other special charges in the consolidated statements of operations.

9. Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Due to the Company’s loss position in fiscal years 2004, 2003 and 2002, there was no provision for income taxes for those years. A valuation allowance has been recorded for the total deferred tax assets as management believes there are uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.

     The components of the net deferred tax assets are as follows (in thousands):

	July 31, 2004	July 31, 2003	July 27, 2002
Net operating loss carryforwards	$ 86,796	$ 83,577	$ 80,446
Other reserves and accruals	12,722	13,081	11,494
	99,518	96,658	91,940
Valuation allowance	(99,518)	(96,658)	(91,940)
Net deferred income tax asset	$ --	$ --	$ --

     As of July 31, 2004, the Company has net operating loss carryforwards of approximately $243.8 million to offset future federal taxable income, which expires at various dates through fiscal year 2024. This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of OSTG.  The deferred tax assets related to the acquisition of OSTG of approximately $5.6 million as of June 7, 2000, will be used to reduce the tax provision if and when realized.  The Company also has California net operating loss carryforwards of approximately $66.8 million to offset future California taxable income, which expire at various dates through fiscal year 2014.  The net operating loss carryforwards also include approximately $28.9 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to additional paid-in capital rather than a reduction of the provision for income taxes.  The operating loss carryforwards to be used in future years is limited in accordance with the provisions of the Tax Reform Act of 1986 as the Company has experienced a cumulative stock ownership change of more than 50% over the last three years.  The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.

10. Segment and Geographic Information

     The Company’s operating segments are significant strategic business units that offer different products and services. The Company has four operating segments: SourceForge, Online Media, E-commerce and Online Images.

     The Company’s SourceForge segment focuses on its SourceForge software products. The Company’s Online Media segment represents a network of Internet Web sites serving the IT professional and software development communities. The Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company’s Online Images segment provides online sales of three-dimensional art, animations and presentations. Other includes revenues and costs associated with the Company’s former hardware business as well as all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of goodwill and intangibles, amortization of deferred stock, impairment of long-lived assets and interest income, that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments.

     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. All intersegment sales have been stated separately in the table below. The Company’s chief decision-making group, as defined under SFAS No. 131, consists of the Chief Executive Officer and the executive team. The Company’s chief decision-making group excludes all intersegment sales when evaluating the performance of the segments. The Company’s assets and liabilities are not discretely allocated or reviewed by operating segment. The depreciation of the Company’s property, equipment and leasehold improvements are allocated based on headcount, unless specifically identified by operating segment.

(in thousands)	SourceForge	Online Media	E-commerce	Online Images	Other	Elimin- ations		Total Company
Year Ended July 31, 2004
Revenue from external customers	$4,995	$9,728	$12,567	$1,922	$49		$--	$29,261
Revenue from intersegments	$--	$238	$--	$--	$--		$(238)	$--
Cost of revenues	$1,860	$2,969	$10,225	$495	$(12)		$--	$15,537
Gross margin	$3,135	$6,759	$2,342	$1,427	$61		$--	$13,724
Operating income (loss)	$(8,900)	$(431)	$79	$622	$(2,377)		$--	$(11,007)
Depreciation expense	$1,123	$260	$30	$43	$--		$--	$1,456
Year Ended July 31, 2003
Revenue from external customers	$2,918	$10,405	$8,565	$1,580	$760		$--	$24,228
Revenue from intersegments	$--	$163	$--	$--	$--		$(163)	$--
Cost of revenues	$1,997	$3,852	$7,025	$338	$(432)		$--	$12,780
Gross margin	$921	$6,553	$1,540	$1,242	$1,192		$--	$11,448
Operating income (loss)	$(13,575)	$(376)	$(162)	$353	$(1,122)	$		$(14,882)
Depreciation expense	$2,129	$1,049	$12	$12	$--		$--	$3,202
Year Ended July 27, 2002
Revenue from external customers	$1,086	$9,007	$5,722	$1,238	$3,332		$--	$20,385
Revenue from intersegments	$--	$--	$--	$--	$--		$--	$--
Cost of revenues	$2,387	$5,088	$4,708	$222	$(2,744)		$--	$9,661
Gross margin	$(1,301)	$3,919	$1,014	$1,016	$6,076		$--	$10,724
Operating income (loss)	$(19,391)	$(5,560)	$(30)	$326	$(68,593)		$--	$(93,248)
Depreciation expense	$2,742	$1,511	$29	$29	$112		$--	$4,423

     During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online Web sites. Revenues for each of the fiscal years ended July 31, 2004, July 31, 2003 and July 27, 2002 were primarily generated from sales to end users in the United States of America.

Quarterly Financial Data

	Fiscal Year 2004 For the three months ended
	October 31	January 25	April 30	July 31
Net revenues	$ 5,797	$ 8,856	$ 7,291	$ 7,317
Loss from operations	(2,402)	(2,309)	(5,265)	(1,031)
Net loss attributable to common stockholders	$(1,223)	$(1,431)	$(4,125)	$ (861)
Per share amounts:
Basic and diluted net loss per share	$ (0.02)	$ (0.02)	$ (0.07)	$ (0.01)
Shares used in computing basic and diluted net loss per share	56,255	60,355	60,882	61,141

	Fiscal Year 2003 For the three months ended
	October 26	January 25	April 26	July 31
Net revenues	$ 5,075	$ 6,560	$ 6,037	$ 6,556
Loss from operations	(4,459)	(3,909)	(3,862)	(2,652)
Net loss attributable to common stockholders	$(4,133)	$(3,672)	$(3,610)	$(2,383)
Per share amounts:
Basic and diluted net loss per share	$ (0.08)	$ (0.07)	$ (0.07)	$ (0.04)
Shares used in computing basic and diluted net loss per share	53,717	53,859	53,935	54,895

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 3, 2004, the Company’s Audit Committee of its Board of Directors dismissed PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm and engaged BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended July 31, 2004. The Company filed a current report on Form 8-K on June 10, 2004, reporting these events.

     PWC’s reports on VA Software’s consolidated financial statements for each of the fiscal years ended July 27, 2002 and July 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended July 27, 2002 and July 31, 2003 and through June 3, 2004, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PWC’s satisfaction, would have caused PWC to make reference to the subject matter in connection with its report on VA Software’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company has had no disagreements with its independent registered public accountant firm on any accounting or financial disclosures.

Item 9A. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
b)	Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2004 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 8, 2004.

Code of Ethics

     In addition to the Company’s Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers. The Company has posted the text of its Code of Ethics for Principal Executive and Senior Financial Officers on its Internet Web site at:
http://www.vasoftware.com/company/docs/Code_of_Ethics_for_Senior_Financial_Officers.pdf.

Item 11. Executive Compensation

     The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2004 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 8, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2004 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 8, 2004.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 8, 2004.

Item 14. Principal Accountant Fees and Services.

     The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2004 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 8, 2004

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

          1. All Financial Statements:

     See the Consolidated Financial Statements and notes thereto in Item 8 above.

          2. Schedule II-- Valuation and Qualifying Accounts are filed as part of this Form 10-K.

          3. Exhibits:

     See the Exhibit Index.

     (b) Reports on Form 8-K.

     On June 10, 2004, the Company furnished a Current Report on Form 8-K under Items 4 (Changes in Certifying Accountants) and 7 (Financial Statements and Exhibits) disclosing the decision to dismiss PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm and engage BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended July 31, 2004.

     On August 26, 2004, the Company furnished a Current Report on Form 8-K under Items 2.02 (Results of Operations and Financial Condition) and 9.01 (Financial Statements and Exhibits) disclosing the issuance of a press release announcing its financial results for the fourth quarter and fiscal year ended July 31, 2004. In addition, the Company filed Exhibit 99.2 (Financial Statements) to this August 26, 2004 Current Report on Form 8-K with the Securities and Exchange Commission.

     On September 14, 2004, the Company furnished a Current Report on Form 8-K under Items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Financial Statements and Exhibits) disclosing the approval of the Company’s Fiscal 2005 Named Executive Officer Bonus Policy and Plan by the Company’s Compensation Committee.

     On October 1, 2004, the Company filed a Current Report on Form 8-K under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) disclosing that, effective September 20, 2004, the Company’s Board of Directors appointed Andrew Anker as a member of the Company’s Board of Directors.

     On October 5, 2004, the Company filed a Current Report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement) disclosing that, following Andrew Anker’s appointment as a member of the Company’s Board of Directors, the Company entered into an indemnification agreement with Mr. Anker on October 4, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VA SOFTWARE CORPORATION

By: /s/ ALI JENAB
Ali Jenab Chief Executive Officer and President

Date: October 14, 2004

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

Signature	Title	Date

/s/ ALI JENAB	Chief Executive Officer, President	October 14, 2004
Ali Jenab	(principle executive officer) and Director

/s/ KATHLEEN R. MCELWEE	Senior Vice President and Chief Financial Officer	October 14, 2004
Kathleen R. McElwee	(principle accounting officer)

/s/ ANDREW ANKER	Director	October 14, 2004
Andrew Anker

/s/ LARRY M. AUGUSTIN	Chairman of the Board of Directors	October 14, 2004
Larry M. Augustin

/S/ ANDRE M. BOISVERT	Director	October 14, 2004
Andre M. Boisvert

/s/ RAM GUPTA	Director	October 14, 2004
Ram Gupta

/s/ DOUGLAS LEONE	Director	October 14, 2004
Douglas Leone

/s/ ROBERT M. NEUMEISTER, JR.	Director	October 14, 2004
Robert M. Neumeister, Jr.

/s/ CARL REDFIELD	Director	October 14, 2004
Carl Redfield

/s/ DAVID B. WRIGHT	Director	October 14, 2004
David B. Wright

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions	of Period
Year Ended July 27, 2002
Allowance for doubtful accounts	$ 4,247	$ (1,096)	$ 1,985	$ 1,166
Allowance for excess and obsolete inventory	$ 18,347	$ (4,378)	$ 13,939	$ 30
Year Ended July 31, 2003
Allowance for doubtful accounts	$ 1,166	$ (19)	$ 1,003	$ 144
Allowance for excess and obsolete inventory	$ 30	$ (6)	$ --	$ 24
Year Ended July 31, 2004
Allowance for doubtful accounts	$ 144	$ 56	$ 73	$ 127
Allowance for excess and obsolete inventory	$ 24	$ 9	$ --	$ 33

EXHIBIT INDEX

Exhibit

Exhibit Number
3.1(1)	--	Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	--	Bylaws of the Registrant
4.1(1)	--	Specimen Common Stock Certificate
4.2(2)	--	Warrant to Purchase Shares of Common Stock issued to The Riverview Group LLC
10.1(1)‡	--	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)‡	--	1998 Stock Plan and forms of agreement thereunder
10.3(1)‡	--	1999 Employee Stock Purchase Plan
10.4(1)‡	--	1999 Director Option Plan
10.5(3)	--	Loan and Security Agreement between Registrant and Comerica Bank-- California
10.6†(4)	--	Master Lease Agreement between Boca Global, Inc. and Bordeaux Partners LLC
10.7†(5)	--	Master Lease Agreement between Registrant and Renco Investment Company
10.8(6)	--	Consent of Linus Torvalds
10.9	--	Sublease between registrant and @Road, Inc., dated June 9, 2004.
10.10	--	Consent to Sublease Agreement between registrant, @Road, Inc. and Renco Investment Company, dated June 9, 2004.
10.11(7)	--	Registration Rights Agreement between Registrant and certain holders of Common Stock, dated November 6, 2003
10.12	--	First Amendment to Registration Rights Agreement between Registrant and certain holders of Common Stock, dated October 13, 2004
23.1	--	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
23.2	--	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
24.1	--	Power of Attorney (see signature page)
31.01	--	Certification Of Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.02	--	Certification Of Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.01		Certification Of Chief Executive Officer Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.02		Certification Of Chief Financial Officer Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

†	Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.
(1)	Incorporated by reference to the corresponding exhibit of Registrant's form S-1 and the amendment thereto (Commission registration no. 333-88687).
(2)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 7, 2003.
(3)	Incorporated by reference from Exhibit 10.9 of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).
(4)	Incorporated by reference from Exhibit 10.16 of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).
(5)	Incorporated by reference from Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).
(6)	Incorporated by reference from Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).
(7)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 7, 2003.
‡	Denotes a management contract or compensatory plan or arrangement.