Form 10-Q
period 2004-10-31
VA SOFTWARE CORP
filed 2004-12-09
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from _____ to _____.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title Of Class                  Outstanding At December 3, 2004
      Common Stock, $0.001 par value                     61,404,794


================================================================================

                                Table of Contents

PART I.       FINANCIAL INFORMATION                                                                                       Page No.
Item 1.       Financial Statements (unaudited)............................................................................   3
                  Condensed Consolidated Balance Sheets at October 31, 2004 and July 31, 2004.............................   3
                  Condensed  Consolidated  Statements  of  Operations  for the three months  ended  October 31, 2004 and
                  October 31, 2003........................................................................................   4
                  Condensed  Consolidated  Statements  of Cash Flows for the three  months  ended  October  31, 2004 and
                  October 31, 2003........................................................................................   5
                  Notes to Condensed Consolidated Financial Statements....................................................   6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations.......................  15
Item 3        Quantitative and Qualitative Disclosures About Market Risk..................................................  36
Item 4        Controls and Procedures.....................................................................................  36


PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings...........................................................................................  38
Item 6.       Exhibits and Reports on Form 8-K............................................................................  38
Signatures................................................................................................................  39
Certifications............................................................................................................  42

                                     PART I

                             VA SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                    October 31,        July 31,
                                                                                                       2004              2004
                                                                                                     ---------         ---------
                                                                                                    (unaudited)
                                                              ASSETS
Current assets:
  Cash and cash equivalents ....................................................................     $  10,032         $  10,964
  Short-term investments .......................................................................        20,509            17,145
  Restricted cash, current .....................................................................           450               450
  Accounts receivable, net of allowance of $128 and $127, respectively .........................         4,041             3,909
  Inventories ..................................................................................           855             1,069
  Prepaid expenses and other assets ............................................................         1,339             1,046
                                                                                                     ---------         ---------
          Total current assets .................................................................        37,226            34,583
Property and equipment, net ....................................................................         1,120             1,208
Long-term investments ..........................................................................        11,579            15,933
Restricted cash, non current ...................................................................         1,000             1,000
Other assets ...................................................................................           783               955
                                                                                                     ---------         ---------
          Total assets .........................................................................     $  51,708         $  53,679
                                                                                                     =========         =========
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................................     $   1,036         $   1,674
  Accrued restructuring liabilities, current portion ...........................................         3,019             3,440
  Deferred revenue .............................................................................         2,431             1,750
  Accrued liabilities and other ................................................................         2,211             1,853
                                                                                                     ---------         ---------
          Total current liabilities ............................................................         8,697             8,717
Accrued restructuring liabilities, net of current portion ......................................         7,291             7,843
Other long-term liabilities ....................................................................         1,367             1,349
                                                                                                     ---------         ---------
          Total liabilities ....................................................................        17,355            17,909
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity:
  Common stock .................................................................................            62                62
  Treasury stock ...............................................................................            (4)               (4)
  Additional paid-in capital ...................................................................       783,477           783,246
  Accumulated other comprehensive (loss) .......................................................          (203)             (171)
  Accumulated deficit ..........................................................................      (748,979)         (747,363)
                                                                                                     ---------         ---------
          Total stockholders' equity ...........................................................        34,353            35,770
                                                                                                     ---------         ---------
          Total liabilities and stockholders' equity ...........................................     $  51,708         $  53,679
                                                                                                     =========         =========

                             The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts, unaudited)

                                                                       Three Months Ended
                                                                     October 31, October 31,
                                                                         2004       2003
                                                                       --------   --------
Net revenues:
  SourceForge revenues ..............................................  $  1,931   $    815
  Online Media revenues .............................................     1,849      2,276
  E-commerce revenues ...............................................     2,694      2,242
  Online Images revenues ............................................       524        433
  Other revenues ....................................................        --         31
                                                                       --------   --------
     Net revenues ...................................................     6,998      5,797
                                                                       --------   --------
Cost of revenues:
  SourceForge cost of revenues ......................................       232        595
  Online Media cost of revenues .....................................       802        762
  E-commerce cost of revenues .......................................     2,355      1,777
  Online Images cost of revenues ....................................       130        116
                                                                       --------   --------
     Cost of revenues ...............................................     3,519      3,250
                                                                       --------   --------
     Gross margin ...................................................     3,479      2,547
                                                                       --------   --------
Operating expenses:
  Sales and marketing ...............................................     2,411      2,392
  Research and development ..........................................     1,471      1,827
  General and administrative ........................................     1,465        724
  Restructuring costs and other special charges .....................        --        (17)
  Amortization of deferred stock compensation .......................        --         20
  Amortization of intangible assets .................................         3          3
                                                                       --------   --------
          Total operating expenses ..................................     5,350      4,949
                                                                       --------   --------
Loss from operations ................................................    (1,871)    (2,402)
Interest income, net ................................................       190        248
Other income , net ..................................................        65        931
                                                                       --------   --------
Net loss ............................................................  $ (1,616)  $ (1,223)
                                                                       ========   ========
Other comprehensive income (loss):
      Unrealized gain (loss) on marketable securities and investments        36        (80)
      Foreign currency translation (loss) gain ......................       (68)         3
                                                                       --------   --------
Comprehensive loss ..................................................  $ (1,648)  $ (1,300)
                                                                       ========   ========

Net loss ............................................................  $ (1,616)  $ (1,223)
                                                                       ========   ========

Basic and diluted net loss per share ................................  $  (0.03)  $  (0.02)
                                                                       ========   ========
Shares used in computing basic and diluted net loss per share .......    61,296     56,255
                                                                       ========   ========

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                               Three Months Ended
                                                                             October 31, October 31,
                                                                                 2004       2003
                                                                               --------   -------
Cash flows from operating activities:
  Net loss ..................................................................  $ (1,616)  $(1,223)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ............................       250       489
    Provision for bad debts .................................................         1         8
    Provision for excess and obsolete inventory .............................        40        (1)
    Amortization of deferred stock compensation .............................        --        20
    Changes in assets and liabilities:
      Accounts receivable ...................................................      (133)     (619)
      Inventories ...........................................................       174      (179)
      Prepaid expenses and other assets .....................................      (123)     (676)
      Accounts payable ......................................................      (639)      114
      Accrued restructuring liabilities .....................................      (973)   (1,040)
      Deferred revenue ......................................................       681       649
      Accrued liabilities and other .........................................       318    (1,065)
      Other long-term liabilities ...........................................        18       (15)
                                                                               --------   -------
         Net cash used in operating activities ..............................    (2,002)   (3,538)
                                                                               --------   -------
Cash flows from investing activities:
  Purchase of property and equipment ........................................      (119)     (384)
  Purchase of marketable securities .........................................    (1,162)   (6,148)
  Sale of marketable securities .............................................     2,188     5,932
  Other, net ................................................................        --       (80)
                                                                               --------   -------
         Net cash provided by (used in) investing activities ................       907      (680)
                                                                               --------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net ...............................       231     2,451
                                                                               --------   -------
         Net cash provided by financing activities ..........................       231     2,451
                                                                               --------   -------

 Effect of exchange rate changes on cash and cash equivalents ...............       (68)        3
                                                                               --------   -------
 Net decrease in cash and cash equivalents ..................................      (932)   (1,764)
                                                                               --------   -------
 Cash and cash equivalents, beginning of period .............................    10,964     6,303
                                                                               --------   -------
 Cash and cash equivalents, end of period ...................................  $ 10,032   $ 4,539
                                                                               ========   =======

   The accompanying notes are an integral part of these financial statements.

                             VA SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Overview

     VA Software Corporation ("VA Software," "VA" or the "Company") was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation and it develops, markets and supports a software application known as SourceForge Enterprise Edition ("SourceForge") and owns and operates OSTG, Inc. ("OSTG") and its wholly-owned subsidiaries, a network of Internet Web sites offering advertising, retail and animation services and products.

     The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company's future consolidated financial position, results of operations or cash flows. The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the stated periods, in conformity with accounting principles generally accepted in the United States of America.

2.  Summary of Significant Accounting Policies:

     Use of Estimates in Preparation of Consolidated Financial Statements


     The preparation of the Company's consolidated financial statements and related notes requires the Company to make estimates, which include judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company has based its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and the Company evaluates its estimates on a regular basis and makes changes accordingly. Historically, the Company's estimates relative to its critical accounting estimates have not differed materially from actual results, however actual results may differ from these estimates under different conditions.

     A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used, or changes in accounting estimates could materially impact the financial statements.


     Principles of Consolidation

     These consolidated financial statements include the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux
Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As of October 31, 2004, VA Software's investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The operations of VA Linux Japan primarily relate to the Company's former systems and services business, however VA Linux Japan also acts as a reseller of the Company's SourceForge application to customers in Japan. There are $0.2 million of related party receivables and deferred revenue associated with VA Linux Japan as of October 31, 2004 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $22,000 related party revenues associated with VA Linux Japan for the three months ended October 31, 2004 and October 31, 2003, respectively. There were no related party receivables associated with VA Linux Japan as of October 31, 2003.

     Foreign Currency Translation

     The functional currency of all the Company's foreign subsidiaries is the respective country's local currency. Operations related to all of the Company's foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. Although several of the legal entities still exist as of October 31, 2004, no revenues were generated from these entities for the periods presented and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. Minimal cash balances have been maintained in these entities for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders' equity. As of October 31, 2004 the Company did not hold any foreign currency derivative instruments. The Company is in the process of formally liquidating all of its foreign subsidiaries.

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

     The Company markets its products in the United States through its direct sales force and online Web sites. Revenues for each of the three months ended October 31, 2004 and October 31, 2003 were primarily generated from sales to end users in the United States.

     Revenue Recognition

     SourceForge Revenues

     Software revenues are derived from fees for licenses of the Company's SourceForge software products, maintenance, consulting and training. The Company recognizes all software revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, the Company defers all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

     Online Media Revenues

     Online media revenues are primarily derived from cash sales of advertising space on the Company's various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. The Company recognizes Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Prior to the first quarter of fiscal year 2005, Online Media revenues also included barter transactions. The Company recorded barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasted banner advertising in exchange for similar banner advertising on third-party Web sites. The Company's barter arrangements were documented with its standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions included, but were not limited to, the Web sites for each company that would display the impressions, the time frame that the impressions would be displayed, and the number, type and size of impressions to be delivered. There were no barter revenue transactions for the three months ended October 31, 2004. Barter revenue transactions totaled $0.5 million for the three months ended October 31, 2003.

     E-commerce Revenues

     E-commerce revenues are derived from the online sale of consumer goods. The Company recognizes E-commerce revenues from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Under SAB No. 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

     The Company's E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company's E-commerce revenues occurred in its second fiscal quarter, which will begin on November 1, 2004, and end on January 31, 2005. As is typical in the retail industry, the Company generally experiences lower E-commerce revenues during the other quarters. Therefore, the company's E-commerce revenues in a particular quarter are not necessarily indicative of future E-commerce revenues for a subsequent quarter or its full fiscal year.

     Online Images Revenues

     Online Images revenues are derived from the online sale of three-dimensional art, animations and presentations that consist of fees for software licenses and memberships for these animation software products.
Software revenues related to digital animations are recognized using the residual method in accordance with SOP 97-2, as amended by SOP 98-9, as described in detail above. Revenues recognized related to animation memberships are recognized over the life of the membership, typically three months or 12 months.


     Software Development Costs

     In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying Condensed Consolidated Statements of Operations.

     In accordance with SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," costs incurred related to internal use software are capitalized and amortized over their useful lives.

     Stock Based Compensation

     The Company has elected to account for its employee stock-based compensation plans in accordance with Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Deferred stock-based compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three months ended October 31, 2004 and October 31, 2003 the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):


                                                                              Three Months Ended
                                                                            October 31, October 31,
                                                                               2004       2003
                                                                             --------   --------
Net loss as reported ......................................................  $ (1,616)  $ (1,223)
Add back employee stock-based compensation expense related to
    stock options included in reported net loss, net of related tax effects        --         20
Less employee stock-based compensation expense determined under fair value based method for all employee stock option  awards,  net of
   related tax effects ....................................................    (1,492)    (1,402)
                                                                             --------   --------
   Pro forma net loss .....................................................  $ (3,108)  $ (2,605)
                                                                             --------   --------
Shares used in computing basic and diluted net loss per share .............    61,296     56,255
                                                                             ========   ========
Reported basic and diluted net loss per share .............................  $  (0.03)  $  (0.02)
                                                                             --------   --------
Pro forma basic and diluted net loss per share ............................  $  (0.05)  $  (0.05)
                                                                             --------   --------

     The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 using the following assumptions:

                                    Stock Option Plans                 ESPP Plans
                                For The Three Months Ended     For The Three Months Ended
                               ---------------------------    ---------------------------
                               October 31,     October 31,    October 31,     October 31,
                                  2004              2003        2004              2003
                               ---------         ---------    ---------         ---------
Expected life (years)........    4.80              5.09          0.49              0.49
Risk-free interest rate......    3.3%              3.3%          1.5%              1.1%
Volatility...................   99.8%            113.0%         69.0%            102.0%
Dividend yield...............    None              None          None              None

     Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

                                                                                October 31,  July 31,
                                                                                   2004        2004
                                                                                 --------   --------
Computer and office equipment (useful lives of 2 to 3 years) ..................  $  6,965   $  6,820
Furniture and fixtures (useful lives of 2 to 4 years) .........................     1,199      1,199
Leasehold improvements (useful lives of lesser of estimated life or lease term)       278        271
Software (useful lives of  2 to 5 years) ......................................     2,099      2,092
                                                                                 --------   --------
          Total property and equipment ........................................    10,541     10,382
Less: Accumulated depreciation and amortization ...............................    (9,421)    (9,174)
                                                                                 --------   --------
          Property and equipment, net .........................................  $  1,120   $  1,208
                                                                                 ========   ========


     Goodwill and Intangibles

     Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three months ended October 31, 2004 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2004.

     The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                 As of October 31, 2004             As of July 31, 2004
                             ------------------------------   ------------------------------
                             Gross Carrying   Accumulated     Gross Carrying   Accumulated
                                Amount        Amortization        Amount       Amortization
                                ------        ------------        ------       ------------
Domain and trade names........  $5,927         $(5,916)          $5,927          $(5,913)

Purchased technology..........   2,534          (2,534)           2,534           (2,534)
                                ------         -------           ------          -------
Total intangible assets.......  $8,461         $(8,450)          $8,461          $(8,447)
                                ======         =======           ======          =======

     The aggregate amortization expense of intangible assets was $3,000 for each of the three-month periods ending October 31, 2004 and October 31, 2003, respectively. The estimated total amortization expense of acquired intangible assets is $10,200 and $1,700 for the fiscal years ending July 31, 2005 and July 31, 2006, respectively.

     Inventories

     Inventories related to the Company's E-commerce and Online Images segments consist solely of finished goods that are valued using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

     Concentrations of Credit Risk and Significant Customers

     The Company's investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company's investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company's trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of October 31, 2004, no gross accounts receivables were concentrated with one customer.

     For the three months ended October 31, 2004 and October 31, 2003 no one customer represented more than 10% of net revenues. The company does not anticipate that any one customer will represent more than 10% of net revenues in the near future.

     Reclassifications

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.


3.  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002,  the Company  adopted  plans to exit its  hardware systems and  hardware-related  software  engineering and  professional  services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its SourceForge, Online Media, E-commerce and Online Images businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with its original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and accordingly the Company recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, the Company reached agreements in principal to sublet unoccupied portions of properties that it leases in Sunnyvale, California and Fremont, California. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The total adjustment to restructuring expenses in fiscal 2004 was therefore $3.2 million. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of October 31, 2004, the Company had an accrual of approximately $10.3 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     All charges as a result of restructuring activities have been recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was not applicable.

     Below is a summary of the restructuring charges in operating expenses (in thousands):



                                                                   Total Charged                         Total
                                                                   To Operations    Total Charged         Cash       Restructuring
                                                                      Fiscal        To Operations       Receipts/    Liabilities at
                                                                    2001-2003        Fiscal 2004       (Payments)   October 31, 2004
                                                                    ---------        -----------       ----------   ----------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ..................................      $  1,349           $   --          $ (1,349)       $    --
  Facilities charges ..........................................        16,176              713            (6,579)        10,310
  Employee severance and other related charges ................         5,532               --            (5,532)            --
                                                                     --------           ------          --------        -------

      Total cash provisions ...................................        23,057              713          $(13,460)       $10,310
                                                                     --------           ------          ========        =======
Non-cash:
  Write-off of goodwill and intangibles .......................        90,355              --

  Write-off of other special charges relating to restructuring
    activities ................................................         9,323            2,496
  Write-off of accelerated options from
    terminated employees ......................................         1,352               --
  Acceleration of deferred stock compensation .................        36,064               --
                                                                     --------           ------
      Total non-cash provisions ...............................       137,094            2,496
                                                                     --------           ------
      Total provisions ........................................      $160,151           $3,209
                                                                     ========           ======

Below is a summary of the changes to the restructuring liability (in thousands):

                                                                   Balance at     Charged to                  Balance at
                                                                   Beginning      Costs and                      End
Changes in the total accrued restructuring  liability              of Period      Expenses       Deductions   of Period
-----------------------------------------------------              ---------      --------       ----------   ---------
   From July 29, 2000  through July 31, 2003..................      $     --       $ 23,057       $(8,168)     $ 14,889
   For the year ended July 31, 2004...........................      $ 14,889       $    713       $(4,319)     $ 11,283
   For the quarter ended October 31, 2003.....................      $ 14,889       $    (17)      $(1,023)     $ 13,849
   For the quarter ended October 31, 2004.....................      $ 11,283       $     --       $  (973)     $ 10,310



                                                                      Short          Long          Total
 Components of the total accrued restructuring liability              Term           Term         Liability
 -------------------------------------------------------              ----           ----         ---------
   As of July 31, 2003........................................      $  4,117       $ 10,772       $ 14,889
   As of July 31, 2004........................................      $  3,440       $  7,843       $ 11,283
   As of October 31, 2003.....................................      $  3,577       $ 10,272       $ 13,849
   As of October 31, 2004.....................................      $  3,019       $  7,291       $ 10,310

4.  Computation of Per Share Amounts

     In accordance with SFAS No. 128 "Earnings Per Share," basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three months ended October 31, 2004 and October 31, 2003, the Company has excluded all stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                   Three Months Ended
                                                               ------------------------
                                                                October 31, October 31,
                                                                   2004      2003
                                                                 --------   --------
Net loss ......................................................  $ (1,616)  $ (1,223)
                                                                 ========   ========
Basic and diluted:
  Weighted average shares of common stock outstanding .........    61,296     56,255
                                                                 --------   --------
  Shares used in computing basic and diluted net loss per share    61,296     56,255
                                                                 ========   ========
  Basic and diluted net loss per share ........................  $  (0.03)  $  (0.02)
                                                                 ========   ========

     The  following   potential  common  shares  have  been  excluded  from  the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                        Three Months Ended
                                                     October 31,  October 31,
                                                       2004           2003
                                                      ------         ------
  Anti-dilutive securities:
       Options to purchase common stock..........     11,962          8,347
                                                      ------         ------
       Total                                          11,962          8,347
                                                      ======         ======


5. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities.

6. Segment and Geographic Information

     The Company's operating segments are significant strategic business units that offer different products and services. The Company has four operating segments: SourceForge, Online Media, E-commerce and Online Images.

     The Company's SourceForge segment focuses on its SourceForge software products. The Company's Online Media segment consists of a network of Internet Web sites serving the IT professional and software development communities. The Company's E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company's Online Images segment provides online sales of three-dimensional art, animations and presentations. Other includes revenues and costs associated with the Company's former hardware business as well as all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of intangible assets and amortization of deferred stock, that are not allocated to the individual operating segments and are not considered by the Company's chief decision-making group in evaluating the performance of the operating segments.

     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. All intersegment sales have been stated separately in the table below. The Company's chief decision-making group, as defined under SFAS No. 131, consists of the Chief Executive Officer and the executive team. The Company's chief decision-making group excludes all intersegment sales when evaluating the performance of the segments. The Company's assets and liabilities are not discretely allocated or reviewed by operating segment. The depreciation of the Company's property, equipment and leasehold improvements are allocated based on headcount, unless specifically identified by operating segment.


                                                          Online                  Online                          Total
 (in thousands)                            SourceForge    Media      E-commerce   Images    Other  Eliminations  Company
 --------------                            -----------    -----     -----------   ------    -----  ------------  -------
Three Months Ended October 31, 2004
  Revenue from external customers .......   $ 1,931      $ 1,849      $ 2,694      $524     $ --      $ --      $ 6,998
  Revenue from intersegments ............   $  --        $   125      $  --        $ --     $ --      $(125)    $  --
  Cost of revenues ......................   $   232      $   802      $ 2,355      $130     $ --      $ --      $ 3,519
  Gross margin ..........................   $ 1,699      $ 1,047      $   339      $394     $ --      $ --      $ 3,479
  Operating income (loss) ...............   $(1,128)     $  (380)     $  (303)     $196     $(256)    $ --      $(1,871)
  Depreciation expense ..................   $   167      $    73      $     7      $ --     $ --      $ --      $   247


Three Months Ended October 31, 2003
  Revenue from external customers .......   $   815      $ 2,276      $ 2,242      $433     $  31     $ --      $ 5,797
  Revenue from intersegments ............   $  --        $    35      $  --        $ --     $ --      $ (35)    $  --
  Cost of revenues ......................   $   595      $   762      $ 1,777      $116     $ --      $ --      $ 3,250
  Gross margin ..........................   $   220      $ 1,514      $   465      $317     $  31     $ --      $ 2,547
  Operating income (loss) ...............   $(2,875)     $  (478)     $    (6)     $105     $ 852     $ --      $(2,402)
  Depreciation expense ..................   $   394      $    76      $     4      $ 12     $ --      $ --      $   486

     During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online Web sites. Revenues for the three months ended October 31, 2004 and October 31, 2003 were primarily generated from sales to end users in the United States.

7.  Litigation

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company's motion to dismiss the claims against it. The litigation is now in discovery. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company's former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

     The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

8.   Recent Accounting Pronouncements

     In December 2003, the FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective for VA Software during fiscal 2004 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In December 2003, the SEC issued SAB 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had a material impact on the Company's consolidated financial statements.

9.  Guarantees and Indemnifications

     As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy  coverage,  the  Company  believes  the  estimated  fair  value  of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2004.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2004.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as "intend," "expect," "believe," "in our view," and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under "Competition" and in the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Estimates


     We believe there have been no significant changes in our critical accounting estimates during the three months ended October 31, 2004 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2004.


Overview

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation and we develop, market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate OSTG, Inc. ("OSTG") and its wholly-owned subsidiaries, a network of Internet Web sites, offering advertising, retail and animation services and products.

     We currently view our business in four operating segments: SourceForge, Online Media, E-commerce and Online Images. Our SourceForge segment focuses on our SourceForge software products and services. Our Online Media segment represents a network of Internet Web sites serving the IT professional and software development communities. Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. ("ThinkGeek") a wholly-owned subsidiary of OSTG. Our Online Images segment provides online sales of digital animation sold in the form of CD's or as a subscription offered through Animation Factory, Inc., a wholly-owned subsidiary of OSTG.

     During the first quarter of fiscal 2005, within the SourceForge segment, we continued to increase the number of customers to whom we have sold our SourceForge products to, totaling 108 at October 31, 2004. In addition, we increased the average contract value to $146,000, representing an increase of 204% compared to the average contract value of $48,000 at the same time the previous year.

     Within the Online Media segment, we reached record levels of page views, unique visitors and advertisers. As of October 31, 2004, OSTG reaches more than 16 million unique visitors and serves more than 250 million page views per month.

     Net revenues during the three months ended October 31, 2004 increased as compared to the three months ended October 31, 2003 primarily due to increased sales in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media business and other revenue derived from our previous hardware business. SourceForge sales increased due to an increase in the number of customers to whom we have licensed SourceForge and an increase in the average contract value. E-commerce and Online Images sales increased due to an increase in our customer base related to these segments. Online Media revenues decreased as a result of the Company's decision to eliminate its revenue generating barter transactions.

     Our sales continue to be primarily attributable to customers located in the United States of America.

     For total operations, the net loss was $1.6 million and $1.2 million during the three months ended October 31, 2004 and October 31, 2003, respectively, or $0.03 and $0.02, respectively, in basic and diluted net loss per share.

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

     We have completed thirteen quarters of operations focused on building our application software business, and accordingly have a limited operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continue to be derived from our other businesses and we face numerous risks and uncertainties that commonly confront businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

     The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.


                                                           Three Months Ended
                                                         October 31, October 31,
                                                             2004       2003
                                                             ----       ----
Consolidated Statements of Operations Data:
  SourceForge revenues ................................      27.6%      14.1%
  Online Media revenues ...............................      26.4       39.2
  E-commerce revenues .................................      38.5       38.7
  Online Images revenues ..............................       7.5        7.5
  Other revenues ......................................       0.0        0.5
                                                            -----      -----
     Net revenues .....................................     100.0%     100.0%
                                                            -----      -----
  SourceForge cost of revenues ........................       3.2       10.3
  Online Media cost of revenues .......................      11.5       13.1
  E-commerce cost of revenues .........................      33.7       30.7
  Online Images cost of revenues                              1.9        2.0
                                                            -----      -----
     Cost of revenues .................................      50.3       56.1
                                                            -----      -----
  Gross margin ........................................      49.7       43.9
                                                            -----      -----
  Operating expenses:
     Sales and marketing ..............................      34.5       41.3
     Research and development .........................      21.0       31.5
     General and administrative .......................      20.8       12.5
     Restructuring costs and other special charges ....       0.0       (0.3)
     Amortization of deferred stock compensation ......       0.0        0.3
     Amortization of goodwill and intangible assets ...       0.1        0.1
                                                            -----      -----
       Total operating expenses .......................      76.4       85.4
                                                            -----      -----
  Loss from operations ................................     (26.7)     (41.5)
  Interest Income, net ................................       2.7        4.3
  Interest and other income, net ......................       0.9       16.0
                                                            -----      -----
  Net loss ............................................     (23.1)%    (21.2)%
                                                            =====      =====

  Net Revenues

                                  Three Months Ended
($ in thousands)         October 31, 2004    October 31, 2003     $ Change        % Change
                         ----------------    ----------------     --------        --------
SourceForge revenues        $     1,931        $       815      $     1,116          137%
Online Media revenues             1,849              2,276             (427)         (19%)
E-commerce revenues               2,694              2,242              452           20%
Online Images revenues              524                433               91           21%
Other revenues                       --                 31              (31)        (100%)
                            -----------        -----------      -----------
Net revenues                $     6,998        $     5,797      $     1,201           21%
                            ===========        ===========      ===========

     Net revenues increased during the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in Online Images business and other revenues derived from our previous hardware business.

     Sales for the three months ended October 31, 2004 and October 31, 2003 were primarily to customers located in the United States of America.

     For the three months ended October 31, 2004 and October 31, 2003 no one customer represented 10% or greater of net revenues. We do not anticipate that any one customer will represent more than 10% of net revenues in the near future.

     Net Revenues by Segment

     SourceForge Revenues

                                      Three Months Ended
($ in thousands)             October 31, 2004      October 31, 2003        $ Change      % Change
                             ----------------      ----------------        --------      --------
SourceForge revenues              $1,931                $815                $1,116         137%
Percentage of total net
  revenues                            28%                 14%
Aggregate # of customers
  sold to                            108                  66                    42          64%
Avg. contract value               $  146                $ 48                $   98         204%


     SourceForge revenues consist principally of fees for licenses of our SourceForge software products, maintenance, consulting and training.

     The growth during the three months ended October 31, 2004 was primarily related to the SourceForge licensing component of SourceForge revenue. We have increased the number of customers to whom we have licensed SourceForge to 108 and increased our average value of contracts sold during the quarter ended October 31, 2004 to $146,000. This is compared to 66 customers to whom we had licensed SourceForge to with an average value of contracts sold during the quarter ended October 31, 2003 of $48,000.

     We expect SourceForge revenues to continue to increase as our new and returning customer base grows, our average contract value increases and the length of the sales cycle decreases.


     Online Media Revenues
                                             Three Months Ended
($ in thousands)                   October 31, 2004       October 31, 2003     $ Change     % Change
                                   ----------------       ----------------     --------     --------
Online Media revenues                   $1,849                 $2,276            $(427)       (19%)
Percentage of total net
  revenues                                26%                    39%

     During the three months ended October 31, 2004, Online Media revenues were primarily derived from cash sales of advertising space on our various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. During the three months ended October 31, 2003, Online Media revenues also included $0.5 million of barter revenue.

                                           Three Months Ended
($ in thousands)                  October 31, 2004     October 31, 2003    $ Change        % Change
                                  ----------------     ----------------    --------        --------
Cash advertising                   $    1,755            $    1,510       $      245          16%
Barter advertising                         --                   513             (513)       (100%)
Sponsorships                               88                   253             (165)        (65%)
Donations                                   6                    --                6         100%
                                   ----------            ----------       ----------
Online Media revenues              $    1,849            $    2,276       $     (427)        (19%)
                                   ==========            ==========       ==========

     Cash advertising revenue is derived from the number of impressions delivered and the average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) charged for the impressions delivered.

     Barter advertising is derived from banner advertising delivered in exchange for similar banner advertising on third-party Web sites. We record barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash. Beginning in the first quarter of fiscal 2005, we eliminated our revenue generating barter related programs. Going forward, we do not anticipate any Online Media revenue to be associated with barter programs.

     Sponsorship revenue is derived from non-CPM rate Web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program. Sponsorship revenue in the three months ended October 31, 2004 and October 31, 2003 relates to certain contracts with one customer, IBM. The decrease in sponsorship revenue in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was due to the expiration of one of those certain IBM contracts in the fourth quarter of fiscal 2004.


                                       Three Months Ended
($ in thousands)            October 31, 2004      October 31, 2003     $ Change     % Change
                            ----------------      ----------------     --------     --------
Cash advertising               $   1,755             $   1,510         $   245         16%
Impressions delivered            126,022               219,505         (93,483)       (43%)
Average CPM rate               $   13.93             $    6.88         $  7.05        102%

     The increase in cash advertising revenue during the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was due to the substantial increase in the average contract CPM rate, offset by a significant decrease in the number of impressions delivered. The increase in average CPM rates was the result of the decline in advertising associated with an individually significant customer who had received a volume discount, driving the average CPM rate for the first quarter of fiscal 2004 down. The decrease in the number of impressions delivered was primarily due the decline in online advertising associated with this individually significant customer. In the first quarter of fiscal 2004, this customer represented 31% of total cash advertising revenues. In the first quarter of fiscal 2005, this same customer only represented 5% of cash advertising revenues. We believe that our prominent position in serving the growing Open Source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

     E-commerce Revenues

                                            Three Months Ended
($ in thousands)                  October 31, 2004      October 31, 2003      $ Change     % Change
                                  ----------------      ----------------      --------     --------
E-commerce revenues                  $   2,694            $   2,242            $  452         20%
Percentage of total net
  revenues                                  39%                  39%
# of Orders (per quarter)               41,657               35,963             5,694         16%
Avg. order size (in whole
  dollars)                           $   64.67            $   62.34            $ 2.33          4%


     E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 is primarily due to increased consumer awareness of our site as a result of expanded advertising, a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced a 16% increase in the number of orders placed year over year. We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

     Online Images Revenues

                                       Three Months Ended
($ in thousands)               October 31, 2004     October 31, 2003     $ Change   % Change
                               ----------------     ----------------     --------   --------
Online Images revenues            $   524              $   433             $ 91        21%
Percentage of total net
  revenues                              8%                   8%

     Online   Images   revenues   are   derived   from   the   online   sale  of
three-dimensional art, animations and presentations.

     The growth in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 is primarily due to increased consumer awareness of our site as a result of a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. We expect Online Images revenues to continue to grow as our customer base grows.

     Other Revenues

                                      Three Months Ended
($ in thousands)              October 31, 2004      October 31, 2003     $ Change    % Change
                              ----------------      ----------------     --------    --------
Other revenues                       $ --                  $ 31           $ (31)      (100%)
Percentage of total net
  revenues                              0%                    1%

     Other revenues were derived from our former hardware, and related customer support, and professional services businesses. The decrease in other revenues in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 is the direct result of exiting these former businesses. We expect other revenues to remain at zero throughout fiscal 2005 and thereafter.


  Cost of Revenues/Gross Margin

                                 Three Months Ended
($ in thousands)         October 31, 2004     October 31, 2003   $ Change    % Change
                         ----------------     ----------------   --------    --------
Cost of revenues              $3,519               $3,250          $269          8%
Gross margin                  $3,479               $2,547          $932         37%
Gross margin %                  50%                  44%

     Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with providing and running advertising campaigns and product costs associated with our E-commerce business.

     The increase in gross margins was primarily the result of improvements in the SourceForge and Online Images businesses, offset by a decline in the Online Media and E-commerce margins.

    Cost of Revenues/Gross Margin by Segment

    SourceForge Cost of Revenues/Gross Margin

                                          Three Months Ended
($ in thousands)                  October 31, 2004   October 31, 2003    $ Change   % Change
                                  ----------------   ----------------    --------   --------
SourceForge cost of revenues           $  232              $595           $(363)      (61%)
SourceForge gross margin               $1,699              $220           $1,479      672%
SourceForge gross margin %                 88%               27%

     SourceForge cost of revenues consist of personnel and outside contractor costs associated with providing software customer and professional services. The increase in our SourceForge gross margin percentages for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was primarily the result of lower outside contractor costs and leveraging our fixed personnel costs while increasing revenue levels.

    Online Media Cost of Revenues/Gross Margin

                                             Three Months Ended
($ in thousands)                     October 31, 2004   October 31, 2003    $ Change   % Change
                                     ----------------   ----------------    --------   --------
Online Media cost of revenues             $  802            $   762          $  40         5%
Online Media gross margin                 $1,047            $ 1,514          $(467)      (31%)
Online Media gross margin %                   57%                67%

     Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of the sites and providing and running advertising campaigns. The decrease in Online Media gross margin percentages for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was primarily driven by the slight increase in Online Media cost of revenues on lower revenue volumes. The increase in cost of revenues was primarily due to an increase in personnel costs and costs associated with editorial content, offset by a decrease in depreciation expense and bandwidth costs associated with delivering advertising.

    E-commerce Cost of Revenues/Gross Margin

                                        Three Months Ended
($ in thousands)                 October 31, 2004   October 31, 2003        $ Change   % Change
                                 ----------------   ----------------        --------   --------
E-commerce cost of revenues         $  2,355             $1,777              $  578       33%
E-commerce gross margin             $    339             $  465              $ (126)     (27%)
E-commerce gross margin %                 13%                21%

     E-commerce cost of revenues consist of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions. The increase in E-commerce cost of revenues in absolute dollars was primarily due to increased product costs, shipping costs and fulfillment costs. The increase in product costs was the result of increased E-commerce revenue levels. The increase in shipping and fulfillment costs was primarily related to the transition associated with changing our third party fulfillment partner in the later part of the fourth quarter of fiscal year 2004. E-commerce gross margin percentages have decreased for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 as a direct result of the increased shipping and fulfillment costs. We expect E-commerce cost of revenues in absolute dollars to grow proportionately with E-commerce revenues in the future. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

    Online Images Cost of Revenues/Gross Margin


                                             Three Months Ended
($ in thousands)                     October 31, 2004   October 31, 2003    $ Change   % Change
                                     ----------------   ----------------    --------   --------
Online Images cost of revenues          $  130             $  116             $14       12%
Online Images gross margin              $  394             $  317             $77       24%
Online Images gross margin %                75%                73%

     Online Images cost of revenues consist of direct material and production costs for animation CDs. The increase in our Online Images gross margin percentages for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was primarily due to increased material costs consistent with the increase in revenues, offset by a decrease in costs associated with bandwidth.

Operating Expenses

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

                                       Three Months Ended
($ in thousands)               October 31, 2004    October 31, 2003    $ Change    % Change
                               ----------------    ----------------    --------    --------
Sales & Marketing                   $2,411              $2,392            $19         1%
Percentage of total net
  revenues                            35%                 41%
Headcount                             30                  28

     The slight increase in absolute dollars in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was primarily related to an increase in employee expenses of $0.2 million and commission expenses of $0.2 million, offset by a decrease in our Online Media marketing expense related to barter of $0.5 million. The $0.2 million in commission expense was a direct result of increased revenue related to our SourceForge segment. The decline in our barter marketing expense was due to the elimination of our revenue generating barter related programs in the first quarter of fiscal 2005. Going forward, we do not anticipate any expense related to barter programs. The decrease as a percentage of net revenues was due to increased revenue levels. We believe our sales and marketing expenses in absolute dollars will increase in the future as we intend to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

     Research and Development Expenses

     Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

                                                   Three Months Ended
($ in thousands)                           October 31, 2004    October 31, 2003    $ Change    % Change
                                           ----------------    ----------------    --------    --------
SourceForge Research & Development             $   905             $   1,328        $  (423)     (32%)
Online Media Research & Development                408                   367             41       11%
E-commerce Research & Development                   59                    34             25       74%
Online Images Research & Development                99                    98              1        1%
                                           ----------------    ----------------    --------
Total Research & Development                   $ 1,471             $   1,827        $  (356)     (19%)
                                           ----------------    ----------------    --------
Percentage of total net revenues                    21%                   32%
Headcount                                           36                    37

     The decrease in absolute dollars in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was primarily due to a decrease in allocated facility expenses of $0.2 million, a decrease in the use of SourceForge contractors of $0.1 million and decreased employee related expenses of $0.1 million. The decrease in allocated facility expenses was primarily related to rent and depreciation. Rent expense has decreased for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the first quarter of fiscal 2004. The decrease in SourceForge contractors was specifically related to Cybernet Software Solutions, Inc. and was the direct result of completing the development phase of SourceForge 3.4 in the later part of the first quarter of fiscal 2004. The decrease in employee-related expenses was primarily due to a reduction in salary expense as headcount declined to 36 from 37. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels. We expect research and development expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

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

                                             Three Months Ended
($ in thousands)                     October 31, 2004   October 31, 2003   $ Change   % Change
                                     ----------------   ----------------   --------   --------
General & Administrative                 $ 1,465           $  724           $741       102%
Percentage of total net revenues              21%              13%
Headcount                                     19               18

     The increase in absolute dollars in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million, $0.9 million of which was associated with the IPO Securities Litigation that was ultimately paid by one of our insurers and $0.3 million of which related to a lawsuit that was favorably resolved. Excluding these reversals, general and administrative expenses decreased $0.4 million in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003. The decrease, excluding legal reversals, was primarily related to decreased employee expenses, consulting expenses, and allocated facility expenses. The decrease in employee expenses of $0.3 million was associated with bonuses. The decrease in consulting expenses of $0.1 million was related to engaging an outside firm to assist us in a sales tax audit in fiscal 2004. The audit was concluded in fiscal 2004, therefore, no such expenses were incurred in the first quarter of fiscal 2005. The decrease in allocated facility expenses of $0.1 million was primarily related to rent and depreciation. Rent expense has decreased for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the first quarter of fiscal 2004. The increase as a percentage of net revenues was primarily due to our increased expense levels related to legal accrual reversals in the first quarter of fiscal 2004. We expect general and administrative expenses to return to fiscal 2003 levels in absolute dollars and decrease as a percentage of revenue in the future.

     Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our current SourceForge, Online Media, E-commerce and Online Images businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached agreements in principal to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of October 31, 2004, we had an accrual of approximately $10.3 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force "EITF" 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was not applicable.

     Below is a summary of the restructuring charges in operating expenses (in thousands):


                                                                 Total Charged                       Total
                                                                 To Operations     Total Charged      Cash         Restructuring
                                                                     Fiscal        To Operations    Receipts/      Liabilities at
                                                                   2001-2003        Fiscal 2004     (Payments)    October 31, 2004
                                                                   ---------        -----------     ----------    ----------------
Cash Provisions:
  Other special charges relating to
    restructuring activities...................................    $  1,349        $     --        $ (1,349)    $     --
  Facilities charges...........................................      16,176             713          (6,579)      10,310
  Employee severance and other related charges                        5,532              --          (5,532)          --
                                                                   --------        --------        --------     --------
      Total cash provisions....................................      23,057             713        $(13,460)    $ 10,310
                                                                   --------        --------        ========     ========
Non-cash:
  Write-off of goodwill and intangibles........................      90,355              --

  Write-off of other special charges relating to restructuring
   activities..................................................       9,323           2,496
  Write-off of accelerated options from
    terminated employees.......................................       1,352              --
  Acceleration of deferred stock compensation..................      36,064              --
                                                                   --------        --------
      Total non-cash provisions................................     137,094           2,496
                                                                   --------        --------
      Total provisions..........................................   $160,151        $  3,209
                                                                   ========        ========

Below is a summary of the changes to the restructuring liability (in thousands):

                                                                           Balance at     Charged to                     Balance at
                                                                            Beginning      Costs and                        End
Changes in the total accrued restructuring  liability                       of Period      Expenses       Deductions     of Period
-----------------------------------------------------                      ------------  -------------    ----------     ---------
   From July 29, 2000 through July 31, 2003............................      $    --        $23,057        $ (8,168)     $ 14,889
   For the year ended July 31, 2004....................................      $14,889        $   713        $ (4,319)     $ 11,283
   For the quarter ended October 31, 2003..............................      $14,889        $   (17)       $ (1,023)     $ 13,849
   For the quarter ended October 31, 2004..............................      $11,283        $    --        $   (973)     $ 10,310

                                                                              Short          Long           Total
Components of the total accrued restructuring liability                        Term          Term         Liability
-------------------------------------------------------                        ----          ----         ---------
   As of July 31, 2003.................................................      $ 4,117        $10,772        $ 14,889
   As of July 31, 2004.................................................      $ 3,440        $ 7,843        $ 11,283
   As of October 31, 2003..............................................      $ 3,577        $10,272        $ 13,849
   As of October 31, 2004..............................................      $ 3,019        $ 7,291        $ 10,310


     Amortization of Deferred Stock Compensation

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we recorded deferred stock compensation within stockholders' equity that was amortized on an accelerated basis over the vesting period over the individual award. We expensed deferred stock compensation of $20,000 during the three months ended October 31, 2003. Deferred stock compensation was fully amortized as of October 31, 2003. As such, there was no deferred stock compensation expense during the three months ended October 31, 2004.

     Amortization of Intangible Assets

     We amortized $3,000 of intangibles for each of the three months ended October 31, 2004 and October 31, 2003. The estimated total amortization expense of acquired intangible assets is $10,200 and $1,700 for the fiscal years ending July 31, 2005 and July 31, 2006, respectively.

     We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No changes occurred during the three months ended October 31, 2004 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2004. The carrying value of intangible assets as of October 31, 2004 is $11,000 and is included in Other assets in the Condensed Consolidated Balance Sheets.

     Interest and Other Income, Net

                                         Three Months Ended
($ in thousands)               October 31, 2004    October 31, 2003    $ Change   % Change
                               ----------------    ----------------    --------   --------
Interest Income                   $  193              $  249            $ (56)      (22%)
Interest Expense                  $   (3)             $   (1)               2       200%
Other Income (Expense)            $   65              $  931             (866)      (93%)

     The decrease in interest income in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was due to decreased returns on our cash as a result of declining interest rates from the same period for the prior year.

     Other income and expenses decreased in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 primarily due to proceeds received from a legal settlement in the first quarter of fiscal 2004 of $1.0 million.

     Income Taxes

     As of October 31, 2004, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources


                                                           Three Months Ended
  (in thousands)                                       October 31,   October 31,
                                                       -----------   -----------
                                                          2004          2003
                                                          ----          ----
  Net cash provided by (used in):
      Operating activities ........................... $  (2,002)    $  (3,538)
      Investing activities ...........................       907          (680)
      Financing activities ...........................       231         2,451
  Effect of exchange rate changes on cash and cash
      equivalents ....................................       (68)            3
                                                       ----------    ----------
  Net change in cash and cash equivalents ............ $    (932)    $  (1,764)
                                                       ==========    ==========


     Our principal sources of cash as of October 31, 2004 are our existing cash, cash equivalents, short-term and long-term investments of $42.1 million, which excludes restricted cash of $1.5 million. Cash and cash equivalents increased by $5.5 million, and short-term and long-term investments increased by $1.2 million at October 31, 2004 when compared to October 31, 2003. This increase is primarily due to cash provided by proceeds from the private placement offering in the second quarter of fiscal 2004 and sale of common stock through our employee benefit plans, offset by cash used in operations and payments for capital expenditures.

     The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year to year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

Operating Activities

     The decrease in cash usage related to operating activities in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, was primarily the result of a decrease in accounts receivable of $0.5 million, a decrease in inventories of $0.4 million, a decrease in prepaids and other assets of $0.6 million and an increase in accrued liabilities and other of $1.4 million. The increased cash inflow related to accounts receivable was primarily the result of increased collections in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increased cash inflow related to inventories was primarily the result of decreased purchasing levels in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increased cash inflow related to prepaid expenses and other assets was primarily the result of increased receivables in the first quarter of fiscal 2004 associated with a legal settlement and tax refunds which were utilized during fiscal 2004. No significant receivables were recorded in the first quarter of fiscal 2005, therefore, creating a smaller cash usage for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The increase in cash inflow was offset by an increase in net loss (excluding all non-cash items) of $0.4 million and an increase in accounts payable of $0.8 million as a result of the timing of payments.

Investing Activities

     Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

     The decrease in cash usage related to investing activities in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, was primarily the result of a decrease in net purchases of marketable securities of $1.2 million and a decrease in capital expenditures of $0.3 million. During the first quarter of fiscal 2005, we sold (net) $1.0 million in short and long-term marketable securities compared to a net purchase of $0.2 million in the first quarter of fiscal 2004. The decrease in cash usage related to capital expenditures was primarily related to a significant purchase of servers associated with our Online Media segment in the first quarter of 2004.

Financing Activities

     The increase in cash usage related to financing activities in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, was the result of a decline in the cash generated from the issuance of common stock to our employees. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

     For the first quarter of fiscal 2005 and 2004, exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of October 31, 2004 and July 31, 2004, we had outstanding letters of credit issued under a line of credit of approximately $1.5 million related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of fiscal year 2005 under the terms of our existing lease agreement. The remaining $1.0 million will decline as the Company meets certain financial covenants.

     Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2006 under our current business strategy, however, if we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2006. We expect to continue to experience negative cash flow from operations for at least the foreseeable future. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2006. See "Risks Related to our Financial Results" in the Risk Factors section of this Form 10-Q.

Contractual Obligations

     The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of October 31, 2004 (in thousands):

Contractual Obligations
-----------------------                          Less than                            More than 5
                                       Total      1 year      1-3 years    3-5 years    years
                                      -------     -------      -------      -------    -------
Gross Operating Lease Obligations    $21,569      $ 3,791      $ 7,257      $ 7,341    $ 3,180
 Sublease Income                       5,996          742        2,156        2,160        938
                                     -------      -------      -------      -------    -------
Net Operating Lease Obligations       15,573        3,049        5,101        5,181      2,242

Capital Lease Obligations                 40           40
Purchase Obligations                   1,223        1,223           --           --         --
                                     -------      -------      -------      -------    -------
Total Obligations                    $16,836      $ 4,312      $ 5,101      $ 5,181    $ 2,242
                                     =======      =======      =======      =======    =======

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

     Recent Accounting Pronouncements

     In December 2003, the FASB issued FIN 46R (revising FIN 46, which was issued in January 2003), entitled "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective for VA Software during fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

     In December 2003, the SEC issued SAB 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had a material impact on our financial position or results of operations.


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

Although in the first quarter of our fiscal year 2005, which ended on October 31, 2004, approximately 28% of our revenue was derived from our SourceForge business, we devoted 62%, or $0.9 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge's significant research and development costs will materially and adversely affect our business and operating results.

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

     o A customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after we are selected as a vendor, could impact the timing and amount of revenues recognized in a quarterly period; and

     o The number, timing and significance of enhancements to our SourceForge products and future introductions of new software by our competitors and us may affect customer-purchasing decisions.

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

To date, the majority of our SourceForge revenue continues to come from our direct sales efforts. To offer products and services to a larger customer base, in August 2002 we entered into a commercial relationship with IBM. If we are unable to maintain this relationship with IBM, which is up for renewal in August of 2005, our ability to increase our sales may be harmed. We would also lose anticipated customer introductions and co-marketing benefits. In addition, IBM could terminate its relationship with us, pursue other relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in maintaining or expanding our relationship with IBM, the relationship may not result in additional customers or revenues. We have begun exploring other possible relationships and marketing alliances to obtain customer leads, referrals and distribution opportunities. Even if we succeed in securing such additional strategic relationships, the relationships may not result in additional customers or revenues.

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

During the first quarter of fiscal year 2005, we entered into a marketing and sales agreement with International Data Group ("IDG"). Under the agreement with IDG, IDG's Global Solution's sales force will sell international advertising on OSTG's network of Web sites. If we are unable to maintain this strategic relationship with IDG, our ability to increase our online advertising sales may be harmed. In addition, IDG can terminate this relationship with us, pursue other relationships, or attempt to develop or acquire Web sites that compete with our Web sites for online advertising revenue. Even if we succeed in maintaining or expanding our relationship with IDG, the relationship may not result in additional online advertising customers or revenues.

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


                     Risks Related To Our Financial Results

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2006.

Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for all or part of fiscal year 2005. Our average net monthly cash flow shortfall during the quarter ended October 31, 2004 was approximately $0.6 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2006. While we believe we will not require additional capital to fund continued operations through fiscal year 2006, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

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

We incurred a loss of $1.6 million for our fiscal quarter ended October 31, 2004, and we had an accumulated deficit of $749.0 million as of October 31, 2004. We may continue to incur net losses in the future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2006.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of October 31, 2004, we had 119 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning in our fiscal year 2005, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the evaluation. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of fiscal year 2005, the closing sale prices of our common stock on the Nasdaq ranged from $1.58 to $2.13 per share and the closing sale price on October 29, 2004 was $2.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

     The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of October 31, 2004. This table does not include money market funds because those funds are not subject to market risk.

                                                 Maturing           Maturing within            Maturing
(in thousands)                             within three months    three months to one year    Greater than one year
                                           -------------------    ------------------------    ---------------------

As of October 31, 2004
Cash equivalents                                  $6,450
    Weighted-average interest rate                  1.98%
Short-term investments                                                  $20,509
    Weighted-average interest rate                                         4.07%
Long-term investments                                                                               $11,579
    Weighted-average interest rate                                                                     2.50%

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

         The Company's management evaluated, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO) , the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "'34 Act")) as of the end of the period covered by this report.

         Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the '34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that the Company's transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.

         Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the '34 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

b) Changes in internal controls over financial reporting.

         Except as described below, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the '34) as of the date of this report that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

c) Limitations on the Effectiveness of Controls.

         The Company's management, including its CEO and our CFO, does not expect that its disclosure controls or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis .

d) Sarbanes-Oxley Section 404 Compliance.

         Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report in its Annual Report on Form 10-K for the year ended July 31, 2005 and in subsequent Annual Reports thereafter. The internal control report must include the following: (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (iii) management's assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

         The Company acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate internal controls over financial reporting since mid fiscal 2004. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting;
         (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

         The Company will commence testing of its internal controls in the second quarter of fiscal 2005. The Company has initially identified certain areas for improvement in the documentation, design and effectiveness of internal controls over financial reporting, none of which are material weaknesses in internal controls as defined by the Public Company Accounting Oversight Board. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no current assurance as to its, or its independent auditor's, conclusions at July 31, 2005 with respect to the effectiveness of its internal controls over financial reporting.

                                     PART II

Item 1.  Legal Proceedings

     The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company's motion to dismiss the claims against it. The litigation is now in discovery. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company's former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

     The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits


--------------- ----------------------------------------------------------------
  Exhibit No.   Description
--------------- ----------------------------------------------------------------
      31.1      Rule 13a-14(a) Certification of Chief Executive Officer.
      ----
--------------- ----------------------------------------------------------------
      31.2      Rule 13a-14(a) Certification of Chief Financial Officer.
      ----
--------------- ----------------------------------------------------------------
      32.1      Certification Of Chief Executive  Officer and Chief Financial
                Officer Pursuant To 18 U.S.C.  Section 1350, As Adopted Pursuant
                To Section 906 Of The Sarbanes-Oxley Act Of 2002.
--------------- ----------------------------------------------------------------


(b) Reports on Form 8-K

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

     On September 14, 2004, the Company filed a Current Report on Form 8-K under Items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Financial Statements and Exhibits) disclosing the approval of the Company's Fiscal 2005 Named Executive Officer Bonus Policy and Plan by the Company's Compensation Committee.

     On October 1, 2004,  the Company  filed a Current  Report on Form 8-K under
Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) disclosing that, effective September 20, 2004, the Company's Board of Directors appointed Andrew Anker as a member of the Company's Board of Directors.

     On October 5, 2004,  the Company  filed a Current  Report on Form 8-K under
Item 1.01 (Entry into a Material Definitive Agreement) disclosing that, following Andrew Anker's appointment as a member of the Company's Board of Directors, the Company entered into an indemnification agreement with Mr. Anker on October 4, 2004.

     On October 15, 2004,  the Company filed a Current  Report on Form 8-K under
Item 1.01 (Entry into a Material Definitive Agreement) disclosing the First Amendment to the Registration Rights Agreement which amends certain provisions of the Registration Rights Agreement entered into by and between the Registrant and The Riverview Group LLC on November 6, 2003.

     On November 18, 2004, the Company furnished a Current Report on Form 8-K under Items 2.02 (Results of Operations and Financial Condition) and 9.01 (Financial Statements and Exhibits) disclosing the issuance of a press release announcing its financial results for the first quarter ended October 31, 2004.

     On November 23, 2004,  the Company filed a Current Report on Form 8-K under
Item 1.01 (Entry into a Material Definitive Agreement), Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01 (Financial Statements and Exhibits), disclosing that on November 19, 2004, the Registrant entered into a Separation Agreement and Release (the "Separation Agreement") with Patrick Ferrell, former senior vice president and general manager of the Registrant's OSTG, Inc. subsidiary. This Separation Agreement became effective on November 26, 2004.



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

                  VA SOFTWARE CORPORATION

                  By:  /s/    ALI JENAB
                       ----------------------------------------------
                            Ali Jenab
                            President and Chief Executive Officer


                  By:  /s/    KATHLEEN R. MCELWEE
                       ----------------------------------------------
                           Kathleen R. McElwee
                           Senior Vice President and Chief Financial Officer


Date: December 9, 2004

                                  EXHIBIT INDEX



Exhibit
Number
------

  31.1      --     Rule 13a-14(a) Certification of Chief Executive Officer.

  31.2      --     Rule 13a-14(a) Certification of Chief Financial Officer.

  32.1      --     Certification Of Chief Executive Officer and Chief Financial
                   Officer Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002