Form 10-Q
period 2005-01-31
VA SOFTWARE CORP
filed 2005-03-11
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2005

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from ________________  to ________________.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title Of Class                        Outstanding At March 4, 2005
    Common Stock, $0.001 par value                         61,527,332


================================================================================


                                                            Table of Contents

                                                                                                                            Page No.
                                                                                                                            --------
 PART I.       FINANCIAL INFORMATION
 Item 1.       Financial Statements (unaudited)................................................................................   3
                   Condensed Consolidated Balance Sheets at January 31, 2005 and July 31, 2004.................................   3
                   Condensed  Consolidated  Statements of Operations  for the three and six months ended January 31, 2005
                   and January 31, 2004........................................................................................   4
                   Condensed Consolidated  Statements of Cash Flows for the six months ended January 31, 2005 and January
                   31, 2004....................................................................................................   5
                   Notes to Condensed Consolidated Financial Statements........................................................   6

 Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations...........................  16
 Item 3        Quantitative and Qualitative Disclosures About Market Risk......................................................  40
 Item 4        Controls and Procedures.........................................................................................  40


 PART II.      OTHER INFORMATION
 Item 1.       Legal Proceedings...............................................................................................  42
 Item 4.       Submission of Matters to a Vote of Security Holders.............................................................  42
 Item 6.       Exhibits........................................................................................................  43
 Signatures....................................................................................................................  43
 Certifications................................................................................................................  45


                                     PART I

                                                       VA SOFTWARE CORPORATION

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                       January 31,          July 31,
                                                                                                         2005                 2004
                                                                                                       ---------          ---------
                                                                                                      (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................................         $  11,238          $  10,964
  Short-term investments .....................................................................            22,718             17,145
  Restricted cash, current ...................................................................               450                450
  Accounts receivable, net of allowance of $101 and $127 .....................................             2,704              3,909
  Inventories ................................................................................               909              1,069
  Prepaid expenses and other assets ..........................................................             1,459              1,046
                                                                                                       ---------          ---------
          Total current assets ...............................................................            39,478             34,583
Property and equipment, net ..................................................................             1,084              1,208
Long-term investments ........................................................................             7,288             15,933
Restricted cash, non current .................................................................             1,000              1,000
Other assets .................................................................................               729                955
                                                                                                       ---------          ---------
          Total assets .......................................................................         $  49,579          $  53,679
                                                                                                       =========          =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................................         $     839          $   1,674
  Accrued restructuring liabilities, current portion .........................................             2,216              3,440
  Deferred revenue ...........................................................................             2,463              1,750
  Accrued liabilities and other ..............................................................             2,189              1,853
                                                                                                       ---------          ---------
          Total current liabilities ..........................................................             7,707              8,717
Accrued restructuring liabilities, net of current portion ....................................             6,903              7,843
Other long-term liabilities ..................................................................             1,315              1,349
                                                                                                       ---------          ---------
          Total liabilities ..................................................................            15,925             17,909
                                                                                                       ---------          ---------
Commitments and contingencies (Notes 7 and 9) Stockholders' equity:
  Common stock ...............................................................................                62                 62
  Treasury stock .............................................................................                (4)                (4)
  Additional paid-in capital .................................................................           783,558            783,246
  Accumulated other comprehensive loss .......................................................              (281)              (171)
  Accumulated deficit ........................................................................          (749,681)          (747,363)
                                                                                                       ---------          ---------
          Total stockholders' equity .........................................................            33,654             35,770
                                                                                                       ---------          ---------
          Total liabilities and stockholders' equity .........................................         $  49,579          $  53,679
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


                                                       VA SOFTWARE CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share amounts, unaudited)

                                                                              Three Months Ended             Six Months Ended
                                                                          January 31,     January 31,    January 31,    January 31,
                                                                             2005          2004           2005           2004
                                                                           --------       --------       --------       --------
Net revenues:
  SourceForge revenues .............................................      $  1,531       $  1,183       $  3,462       $  1,998
  Online Media revenues ............................................         2,008          2,223          3,857          4,499
  E-commerce revenues ..............................................         5,820          5,000          8,514          7,242
  Online Images revenues ...........................................           568            435          1,092            868
  Other revenues ...................................................            --             15             --             46
                                                                          --------       --------       --------       --------
     Net revenues ..................................................         9,927          8,856         16,925         14,653
                                                                          --------       --------       --------       --------
Cost of revenues:
  SourceForge cost of revenues .....................................           288            541            520          1,136
  Online Media cost of revenues ....................................           838            689          1,640          1,451
  E-commerce cost of revenues ......................................         4,359          3,974          6,714          5,751
  Online Images cost of revenues ...................................           126            110            256            226
                                                                          --------       --------       --------       --------
     Cost of revenues ..............................................         5,611          5,314          9,130          8,564
                                                                          --------       --------       --------       --------
     Gross margin ..................................................         4,316          3,542          7,795          6,089
                                                                          --------       --------       --------       --------
Operating expenses:
  Sales and marketing ..............................................         2,405          2,592          4,816          4,984
  Research and development .........................................         1,585          1,716          3,056          3,543
  General and administrative .......................................         1,340          1,558          2,805          2,282
  Restructuring costs and other special charges ....................          (101)           (18)          (101)           (35)
  Amortization of deferred stock compensation ......................            --             --             --             20
  Amortization of intangible assets ................................             5              3              8              6
                                                                          --------       --------       --------       --------
          Total operating expenses .................................         5,234          5,851         10,584         10,800
                                                                          --------       --------       --------       --------
Loss from operations ...............................................          (918)        (2,309)        (2,789)        (4,711)
Remeasurement of warrant liability .................................            --            641             --            641
Interest income, net ...............................................           192            237            382            485
Other income, net ..................................................            24             --             89            931
                                                                          --------       --------       --------       --------
Net loss ...........................................................      $   (702)      $ (1,431)      $ (2,318)      $ (2,654)
                                                                          ========       ========       ========       ========

Other comprehensive income (loss):
Unrealized loss on marketable securities and investments ...........           (78)           (26)           (42)          (106)
Foreign currency translation (loss) gain ...........................            --              8            (68)             7
                                                                          --------       --------       --------       --------
Comprehensive loss .................................................      $   (780)      $ (1,449)      $ (2,428)      $ (2,753)
                                                                          ========       ========       ========       ========

Net loss ...........................................................      $   (702)      $ (1,431)      $ (2,318)      $ (2,654)
                                                                          ========       ========       ========       ========

Basic and diluted net loss per share ...............................      $  (0.01)      $  (0.02)      $  (0.04)      $  (0.05)
                                                                          ========       ========       ========       ========
Shares used in computing basic and diluted net loss per share ......        61,412         60,355         61,403         58,357
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


                                                       VA SOFTWARE CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands, unaudited)

                                                                                                              Six Months Ended
                                                                                                        ----------------------------
                                                                                                        January 31,      January 31,
                                                                                                           2005             2004
                                                                                                         --------         --------
Cash flows from operating activities:
  Net loss .....................................................................................         $ (2,318)         $ (2,654)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ...............................................              472               908
    Remeasurement of warrant liability .........................................................               --              (641)
    Provision for bad debts ....................................................................              (25)              (10)
    Provision for excess and obsolete inventory ................................................               31                (1)
    Gain on sale of assets .....................................................................               (1)               --
    Non-cash restructuring expense .............................................................             (101)               --
    Amortization of deferred stock compensation ................................................               --                20
    Changes in assets and liabilities:
      Accounts receivable ......................................................................            1,230              (994)
      Inventories ..............................................................................              129              (288)
      Prepaid expenses and other assets ........................................................             (195)             (318)
      Accounts payable .........................................................................             (836)              (41)
      Accrued restructuring liabilities ........................................................           (2,063)           (2,034)
      Deferred revenue .........................................................................              713               871
      Accrued liabilities and other ............................................................              306            (1,055)
      Other long-term liabilities ..............................................................              (34)               32
                                                                                                         --------          --------
         Net cash used in operating activities .................................................           (2,692)           (6,205)
                                                                                                         --------          --------
Cash flows from investing activities:
  Purchase of property and equipment ...........................................................             (300)             (468)
  Sale of property and equipment ...............................................................                1                --
  Purchase of marketable securities ............................................................           (3,047)          (21,591)
  Sale of marketable securities ................................................................            6,076            16,260
  Other, net ...................................................................................               --              (106)
                                                                                                         --------          --------
         Net cash provided by (used in) investing activities ...................................            2,730            (5,905)
                                                                                                         --------          --------
Cash flows from financing activities:
  Payments on notes payable ....................................................................               (8)               --
  Proceeds from issuance of common stock subject to registration rights, net ...................               --            12,027
  Proceeds from issuance of warrants, net ......................................................               --             2,464
  Proceeds from issuance of common stock, net ..................................................              312             2,784
                                                                                                         --------          --------
         Net cash provided by financing activities .............................................              304            17,275
                                                                                                         --------          --------

 Effect of exchange rate changes on cash and cash equivalents ..................................              (68)                7
                                                                                                         --------          --------
 Net increase in cash and cash equivalents .....................................................              274             5,172
                                                                                                         --------          --------
 Cash and cash equivalents, beginning of period ................................................           10,964             6,303
                                                                                                         --------          --------
 Cash and cash equivalents, end of period ......................................................         $ 11,238          $ 11,475
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

2. Summary of Significant Accounting Policies

    Use of Estimates in Preparation of Consolidated Financial Statements

    The preparation of the Company's consolidated financial statements and related notes requires the Company to make estimates, which include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company has based its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and the Company evaluates its estimates on a regular basis and makes changes accordingly. Historically, the Company's estimates relative to its critical accounting estimates have not differed materially from actual results, however actual results may differ from these estimates under different conditions.

    A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used, or changes in accounting estimates could materially impact the financial statements.

    There have been no significant changes to the Company's critical accounting estimates during the three and six months ended January 31, 2005 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report of Form 10-K for the year ended July 31, 2004.


     Principles of Consolidation

    These consolidated financial statements include the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux
Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As of January 31, 2005, VA Software's investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The operations of VA Linux Japan primarily relate to the Company's former systems and services business; however VA Linux Japan also acts as a reseller of the Company's SourceForge application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG Web sites for the Japanese market. There are $0.1 million of related-party receivables and deferred revenue associated with VA Linux Japan as of January 31, 2005 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There are no related-party receivables and deferred revenue associated with VA Linux Japan as of July 31, 2004 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There are $0.2 million related-party revenues associated with VA Linux Japan for each of the three and six months ended January 31, 2005, respectively. There were $49,000 and $0.1 million related-party revenues associated with VA Linux Japan for the three and six months ended January 31, 2004, respectively.

  Foreign Currency Translation

    The functional currency of all the Company's foreign subsidiaries is the respective country's local currency. Operations related to all of the Company's foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. Although several of the legal entities still exist as of January 31, 2005, no revenues were generated from these entities for the periods presented and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. Minimal cash balances have been maintained in these entities for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders' equity. As of January 31, 2005 the Company did not hold any foreign currency derivative instruments. The Company is in the process of formally liquidating all of its foreign subsidiaries.

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

    The Company markets its products in the United States through its direct sales force and online Web sites. Revenues for each of the three and six months ended January 31, 2005 and January 31, 2004 were generated primarily from sales to end users in the United States.

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

     Online Media Revenues

     Online media revenues are primarily derived from cash sales of advertising space on the Company's various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. The Company recognizes Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of the Company's online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Prior to the first quarter of fiscal year 2005, Online Media revenues also included barter transactions. The Company recorded barter revenue transactions at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasted banner advertising in exchange for similar banner advertising on third-party Web sites. The Company's barter arrangements were documented with its standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions included, but were not limited to, the Web sites for each company that would display the impressions, the time frame that the impressions would be displayed, and the number, type and size of impressions to be delivered. There were no barter revenue transactions for the three and six months ended January 31, 2005. Barter revenue transactions totaled $0.4 million and $0.9 million for the three and six months ended January 31, 2004.

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

    The Company's E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company's E-commerce revenues occurred in its second fiscal quarter, which began on November 1, 2004, and ended on January 31, 2005. As is typical in the retail industry, the Company generally experiences lower E-commerce revenues during the other quarters. Therefore, the Company's E-commerce revenues in a particular quarter are not necessarily indicative of future E-commerce revenues for a subsequent quarter or its full fiscal year.

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

  Stock Based Compensation

      The Company has elected to account for its employee stock-based compensation plans in accordance with Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is currently recognized for any of the Company's fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Deferred stock-based compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

      Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three and six months ended January 31, 2005 and January 31, 2004, the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):


                                                                                    Three Months Ended         Six Months Ended
                                                                                -------------------------   ------------------------
                                                                                January 31,    January 31,  January 31,  January 31,
                                                                                   2005          2004          2005          2004
                                                                                 --------      --------      --------     --------
Net loss as reported ........................................................    $   (702)     $ (1,431)     $ (2,318)    $ (2,654)
Add back employee stock-based compensation expense related to
   stock options included in reported net loss, net of related tax effects...        --            --            --             20
Less employee stock-based  compensation expense determined under fair value based method for all employee stock option awards, net of
   related tax effects ......................................................      (1,236)       (1,606)       (2,728)      (3,008)
                                                                                 --------      --------      --------     --------
   Pro forma net loss .......................................................    $ (1,938)     $ (3,037)     $ (5,046)    $ (5,642)
                                                                                 --------      --------      --------     --------
Shares used in computing basic and diluted net loss per share ...............      61,412        60,355        61,403       58,357
                                                                                 ========      ========      ========     ========
Reported basic and diluted net loss per share ...............................    $  (0.01)     $  (0.02)     $  (0.04)    $  (0.05)
                                                                                 ========      ========      ========     ========
Pro forma basic and diluted net loss per share ..............................    $  (0.03)     $  (0.05)     $  (0.08)    $  (0.10)
                                                                                 ========      ========      ========     ========

     The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model using the following assumptions:


                                                                  Stock Option Plans                            ESPP Plans
                                                              For The Three Months Ended               For The Three Months Ended
                                                           --------------------------------          -------------------------------
                                                           January 31,          January 31,          January 31,         January 31,
                                                              2005                 2004                 2005                2004
                                                             -------              -------              -------             -------
Expected life (years) ..........................               4.77                 5.01                 0.49                0.48
Risk-free interest rate ........................               3.6%                 3.4%                 1.8%                1.1%
Volatility .....................................              98.0%               110.0%                62.4%              120.0%
Dividend yield .................................              None                 None                 None                None



                                                                  Stock Option Plans                            ESPP Plans
                                                              For The Six Months Ended                  For The Six Months Ended
                                                           --------------------------------          -------------------------------
                                                           January 31,          January 31,          January 31,         January 31,
                                                              2005                 2004                 2005                2004
                                                             -------              -------              -------             -------
Expected life (years) ............................              4.79                 5.03                0.49                 0.49
Risk-free interest rate ..........................              3.5%                 3.3%                1.5%                 1.1%
Volatility .......................................             99.0%               110.0%               69.0%               100.0%
Dividend yield ...................................              None                None                 None                None


  Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

                                                                                       January 31,       July 31,
                                                                                           2005            2004
                                                                                        --------        --------
Computer and office equipment (useful lives of 2 to 3 years) ......................    $  7,125          $  6,820
Furniture and fixtures (useful lives of 2 to 4 years) .............................       1,199             1,199
Leasehold improvements (useful lives of lesser of estimated life or lease term ....         293               271
Software (useful lives of  2 to 5 years) ..........................................       2,100             2,092
                                                                                       --------          --------
          Total property and equipment ............................................      10,717            10,382
Less: Accumulated depreciation and amortization ...................................      (9,633)           (9,174)
                                                                                       --------          --------
          Property and equipment, net .............................................    $  1,084          $  1,208
                                                                                       ========          ========


    Goodwill and Intangibles

    Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three and six months ended January 31, 2005 that would indicate a possible impairment in the carrying value of intangible assets at January 31, 2005.


     The changes in the carrying amount of the intangible  assets are as follows
(in thousands):

                                    As of January 31, 2005              As of July 31, 2004
                               --------------------------------   -----------------------------
                               Gross Carrying      Accumulated    Gross Carrying   Accumulated
                                   Amount          Amortization       Amount       Amortization
                                   -------           -------         -------         -------
Domain and trade names .......     $ 5,927           $(5,921)        $ 5,927         $(5,913)

Purchased technology .........       2,534            (2,534)          2,534          (2,534)
                                   -------           -------         -------         -------
Total intangible assets ......     $ 8,461           $(8,455)        $ 8,461         $(8,447)
                                   =======           =======         =======         =======

     The aggregate amortization expense of intangible assets was $5,000 and $3,000 for the three-month periods ending January 31, 2005 and 2004, respectively. The aggregate amortization expense of intangible assets was $8,000 and $6,000 for the six-month periods ending January 31, 2005 and 2004, respectively. The estimated total amortization expense of acquired intangible assets is $3,000, $1,700 for the fiscal years ending July 31, 2005 and 2006, respectively. Estimated amortization expense of acquired intangible assets is negligible for the fiscal year ending July 31, 2007.

  Inventories

    Inventories related to the Company's E-commerce and Online Images segments consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

  Concentrations of Credit Risk and Significant Customers

    The Company's investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company's investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company's trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of January 31, 2005, no gross accounts receivables were concentrated with one customer.

    For the three and six months ended January 31, 2005 and 2004, no one customer represented more than 10% of net revenues. The Company does not anticipate that any one customer will represent more than 10% of net revenues in the near future.

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

     In addition, during the third quarter of fiscal 2004, the Company reached agreements in principal to sublet unoccupied portions of properties that it leases in Sunnyvale, California and Fremont, California. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The total adjustment to restructuring expenses in fiscal 2004 was therefore $3.2 million. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of January 31, 2005, the Company had an accrual of approximately $9.1 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                         Total Charged                     Total        Total       Restructuring
                                                        To Operations    Total Charged  Charged To     Cash       Liabilities at
                                                            Fiscal        To Operations   Operations   Receipts/     January 31,
                                                           2001-2003      Fiscal 2004    Fiscal 2005  (Payments)       2005
                                                           ---------      -----------    -----------  ----------       ----
Cash Provisions:
  Other special charges relating to
    restructuring activities .........................     $  1,349      $     --      $     --       $ (1,349)      $     --
  Facilities charges .................................       16,176           713          (101)        (7,669)         9,119
  Employee severance and other related charges .......        5,532            --            --         (5,532)            --
                                                           --------      --------      --------       --------       --------
      Total cash provisions ..........................       23,057           713          (101)      $(14,550)      $  9,119
                                                           --------      --------      --------       ========       ========
Non-cash:
Write-off of goodwill and ............................       90,355            --            --
intangibles
Write-off of other special charges relating to
   restructuring  activities .........................        9,323         2,496            --
  Write-off of accelerated options from
    terminated employees .............................        1,352            --            --
   Acceleration of deferred stock compensation .......       36,064            --            --
                                                           --------      --------      --------
      Total non-cash provisions ......................      137,094         2,496            --
                                                           --------      --------      --------
      Total provisions ...............................     $160,151      $  3,209      $   (101)
                                                           ========      ========      ========

Below is a summary of the changes to the restructuring liability (in thousands):


                                                                    Balance at        Charged to                          Balance at
Changes in the total accrued restructuring  liability               Beginning         Costs and                              End
-----------------------------------------------------               of Period         Expenses          Deductions        of Period
                                                                    ---------         --------          ----------        ---------
From July 29, 2000  through July 31, 2003 ................          $   --            $ 23,057           $ (8,168)         $ 14,889
For the year ended July 31, 2004 .........................          $ 14,889          $    713           $ (4,319)         $ 11,283
For the six months ended January 31, 2004 ................          $ 14,889          $    (35)          $ (1,999)         $ 12,855
For the six months ended January 31, 2005 ................          $ 11,283          $   (101)          $ (2,063)         $  9,119

Components of the total accrued restructuring liability               Short             Long              Total
-------------------------------------------------------                Term             Term             Liability
                                                                    ---------         --------          ----------
As of July 31, 2003 ......................................          $  4,117          $ 10,772           $ 14,889
As of July 31, 2004 ......................................          $  3,440          $  7,843           $ 11,283
As of  January 31, 2004 ..................................          $  3,383          $  9,472           $ 12,855
As of January 31, 2005 ...................................          $  2,216          $  6,903           $  9,119

4.  Computation of Per Share Amounts

    In accordance with SFAS No. 128 "Earnings Per Share," basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and six months ended January 31, 2005 and January 31, 2004, the Company has excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                               Three Months Ended             Six Months Ended
                                                                           -------------------------     --------------------------
                                                                           January 31,   January 31,     January 31,    January 31,
                                                                              2005           2004           2005           2004
                                                                            --------       --------       --------       --------
Net loss .............................................................      $  (702)       $ (1,431)      $ (2,318)      $ (2,654)
                                                                            ========       ========       ========       ========
Basic and diluted:
  Weighted average shares of common stock outstanding ................        61,412         60,355         61,403         58,357
                                                                            --------       --------       --------       --------
  Shares used in computing basic and diluted net loss per share ......        61,412         60,355         61,403         58,357
                                                                            ========       ========       ========       ========
  Basic and diluted net loss per share ...............................      $  (0.01)      $  (0.02)      $  (0.04)      $  (0.05)
                                                                            ========       ========       ========       ========

    The  following   potential   common  shares  have  been  excluded  from  the
calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                                         Three Months Ended                    Six Months Ended
                                                                     -----------------------------      ----------------------------
                                                                     January 31,       January 31,      January 31,      January 31,
                                                                        2005              2004             2005            2004
                                                                        ------           ------           ------           ------
Anti-dilutive securities:
     Options to purchase common stock ..........................        11,499            9,738           11,499            9,738
     Warrants ..................................................           731              731              731              731
                                                                        ------           ------           ------           ------
     Total .....................................................        12,230           10,469           12,230           10,469
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


                                                        Online                    Online                                    Total
(in thousands)                          SourceForge     Media    E-commerce       Images        Other      Eliminations    Company
--------------                          -----------     -----    -----------      ------        -----      ------------    -------
Three Months Ended January 31, 2005
  Revenue from external customers....   $   1,531    $    2,008  $    5,820     $     568   $        --    $        --    $    9,927
  Revenue from intersegments.........   $      --    $       51  $       --     $      --   $        --    $      (51)    $      --
  Cost of revenues...................   $     288    $      838  $    4,359     $     126   $        --    $       --     $   5,611
  Gross margin.......................   $   1,243    $    1,221  $    1,461     $     442   $        --    $      (51)    $   4,316
  Operating income (loss)............   $  (1,515)   $     (457) $      741     $     221   $        92    $       --     $    (918)
  Depreciation expense...............   $     128    $       81  $        7     $       1   $        --    $       --     $     217
Three Months Ended January 31, 2004
  Revenue from external customers....   $   1,183    $    2,223  $    5,000     $     435   $        15    $       --     $   8,856
  Revenue from intersegments.........   $      --    $       94  $       --     $      --   $        --    $      (94)    $      --
  Cost of revenues...................   $     541    $      689  $    3,974     $     110   $        --    $       --     $   5,314
  Gross margin.......................   $     642    $    1,628  $    1,026     $     325   $        15    $      (94)    $   3,542
  Operating income (loss)............   $  (2,482)   $     (225) $      264     $     117   $        17    $              $  (2,309)
  Depreciation expense...............   $     325    $       73  $        7     $      11   $        --    $        --    $     416
Six Months Ended January 31, 2005
  Revenue from external customers....   $   3,462    $    3,857  $    8,514     $   1,092   $        --             --    $  16,925
  Revenue from intersegments.........   $      --    $      176  $       --     $      --   $        --    $     (176)    $      --
  Cost of revenues...................   $     520    $    1,640  $    6,714     $     256   $        --    $        --    $   9,130
  Gross margin.......................   $   2,942    $    2,393  $    1,800     $     836   $        --    $     (176)    $   7,795
  Operating income (loss)............   $  (2,643)   $     (837) $      438     $     417   $     (164)    $              $  (2,789)
  Depreciation expense...............   $     295    $      154  $       14     $       1   $        --    $        --    $     464
Six Months Ended January 31, 2004
  Revenue from external customers....   $   1,998    $    4,499  $    7,242     $     868   $        46             --    $  14,653
  Revenue from intersegments.........   $      --    $      129  $       --     $      --   $        --    $     (129)    $      --
  Cost of revenues...................   $   1,136    $    1,451  $    5,751     $     226   $        --    $        --    $   8,564
  Gross margin.......................   $     862    $    3,177  $    1,491     $     642   $        46    $     (129)    $   6,089
  Operating income (loss)............   $  (5,357)   $     (633) $      188     $     222   $        869   $              $  (4,711)
  Depreciation expense...............   $     719    $      149  $       11     $      23   $        --    $        --    $     902

    During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online Web sites. Revenues for the three and six months ended January 31, 2005 and January 31, 2004 were primarily generated from sales to end users in the United States.

   7.  Litigation

    The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company's motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

    On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing,
violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company's former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of January 31, 2005. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

    The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable. .

   8.   Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning in The Company's first quarter of fiscal 2006. The Company does not believe adoption of Statement No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In  December,  2004,  the FASB  issued  Statement  No.  153,  Exchanges  of
Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges beginning in the Company's first quarter of fiscal 2006. The Company does not believe adoption of Statement No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFA S 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS No. 123 , Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the company's consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

    The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the company's Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2004 and fiscal 2005 presented, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on its consolidated statements of operations and net loss per share.


9.  Guarantees and Indemnifications

    As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy  coverage,  the  Company  believes  the  estimated  fair  value  of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2005.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2005.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2005.


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


Critical Accounting Estimates

    There have been no significant changes in our critical accounting estimates during the three and six months ended January 31, 2005 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2004.


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

    Within the SourceForge segment, we continued to increase the number of customers to whom we have sold our SourceForge products, totaling 116 at January 31, 2005. Within the Online Media segment, during the second quarter of fiscal 2005 we reached record levels of page views, unique visitors and advertisers. As of January 31, 2005, OSTG reached nearly 18 million unique visitors and served more than 270 million page views per month. Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 15% from prior year. Within the Online Images segment, we grew our revenue for the three and six month periods year over year by 31% and 26%, respectively.

    Net revenues during the three months ended January 31, 2005 increased as compared to the three months ended January 31, 2004 primarily due to increased sales in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media business and other revenue derived from our previous hardware business. SourceForge sales increased due to an increase in the number of customers to whom we have licensed SourceForge offset by a decrease in the average contract value. E-commerce sales increased due to an increase in our customer base and a slight increase in the average order size. Online Images sales increased due to an increase in our customer base related to this segment. Online Media revenues decreased as a result of the Company's decision to eliminate its revenue generating barter transactions.

    Net revenues during the six months ended January 31, 2005 increased as compared to the six months ended January 31, 2004 primarily due to increased sales in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media business and other revenue derived from our previous hardware business. SourceForge sales increased due to an increase in the number of customers to whom we have licensed SourceForge and an increase in the average contract value. E-commerce sales increased due to an increase in our customer base and a slight increase in the average order size. Online Images sales increased due to an increase in our customer base related to this segment. Online Media revenues decreased as a result of the Company's decision to eliminate its revenue generating barter transactions.

    Our sales continue to be primarily attributable to customers located in the United States of America.

    For total operations, the net loss was $0.7 million and $1.4 million during the three months ended January 31, 2005 and January 31, 2004, respectively, or $0.01 and $0.02, respectively, in basic and diluted net loss per share. The net loss was $2.3 million and $2.7 million during the six months ended January 31, 2005 and January 31, 2004, respectively, or $0.04 and $0.05, respectively, in basic and diluted net loss per share.

Results of Operations

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

                                                           Three Months Ended             Six Months Ended
                                                      --------------------------    ---------------------------
                                                      January 31,    January 31,    January 31,     January 31,
                                                         2005           2004           2005           2004
                                                        ------         ------         ------         ------
Consolidated Statements of Operations Data:
  SourceForge revenues ............................       15.5%          13.4%          20.4%          13.7%
  Online Media revenues ...........................       20.2           25.1           22.8           30.7
  E-commerce revenues .............................       58.6           56.4           50.3           49.4
  Online Images revenues ..........................        5.7            4.9            6.5            5.9
  Other revenues ..................................        0.0            0.2            0.0            0.3
                                                        ------         ------         ------         ------
     Net revenues .................................      100.0%         100.0%         100.0%         100.0%
                                                        ------         ------         ------         ------
  SourceForge cost of revenues ....................        2.9            6.1            3.1            7.8
  Online Media cost of revenues ...................        8.4            7.8            9.7            9.9
  E-commerce cost of revenues .....................       43.9           44.9           39.7           39.2
  Online Images cost of revenues ..................        1.3            1.2            1.5            1.5
                                                        ------         ------         ------         ------
     Cost of revenues .............................       56.5           60.0           54.0           58.4
                                                        ------         ------         ------         ------
  Gross margin ....................................       43.5           40.0           46.0           41.6
                                                        ------         ------         ------         ------
  Operating expenses:
     Sales and marketing ..........................       24.2           29.3           28.5           34.0
     Research and development .....................       16.0           19.4           18.1           24.2
     General and administrative ...................       13.5           17.6           16.6           15.6
     Restructuring costs and other special charges        (1.0)          (0.2)          (0.6)          (0.2)
     Amortization of deferred stock compensation ..        0.0            0.0            0.0            0.1
     Amortization of goodwill and intangible assets        0.1            0.0            0.0            0.0
                                                        ------         ------         ------         ------
       Total operating expenses ...................       52.8           66.1           62.6           73.7
                                                        ------         ------         ------         ------
  Loss from operations ............................       (9.3)         (26.1)         (16.6)         (32.1)
  Remeasurement of warrant liability ..............        0.0            7.2            0.0            4.4
  Interest Income, net ............................        1.9            2.7            2.3            3.3
  Other income, net ...............................        0.3            0.0            0.5            6.4
                                                        ------         ------         ------         ------
  Net loss ........................................       (7.1)%        (16.2)%        (13.8)%        (18.0)%
                                                        ======         ======         ======         ======


  Net Revenues
                                               Three Months Ended            Six Months Ended
                                            -------------------------     --------------------------      % Change        % Change
                                            January 31,    January 31,    January 31,    January 31,    Three Months      Six Months
($ in thousands)                               2005           2004           2005           2004           Months           Months
                                              -------        -------        -------        -------        -------          -------
SourceForge revenues .................        $ 1,531        $ 1,183        $ 3,462        $ 1,998             29%              73%
Online Media revenues ................          2,008          2,223          3,857          4,499            (10%)            (14%)
E-commerce revenues ..................          5,820          5,000          8,514          7,242             16%              18%
Online Images revenues ...............            568            435          1,092            868             31%              26%
Other revenues .......................             --             15             --             46           (100%)           (100%)
                                              -------        -------        -------        -------
Net revenues .........................        $ 9,927        $ 8,856        $16,925        $14,653             12%              16%
                                              =======        =======        =======        =======

    Net revenues increased during the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in Online Media business and other revenues derived from our previous hardware business.

    Net revenues increased during the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in Online Media business and other revenues derived from our previous hardware business.

    Sales for the three and six months ended January 31, 2005 and January 31, 2004 were primarily to customers located in the United States of America.

     For the three and six months ended January 31, 2005 and January 31, 2004 no one customer represented 10% or greater of net revenues. We do not anticipate that any one customer will represent more than 10% of net revenues in the near future.

     Net Revenues by Segment

     SourceForge Revenues

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
SourceForge revenues ....................        $1,531         $1,183         $3,462         $1,998            29%            73%
Percentage of total net revenues ........            15%            13%            20%            14%
Aggregate # of customers sold to ........           116             75            116             75            55%            55%
Avg. contract value .....................        $   45         $   85         $  104         $   65           (47%)           60%


    SourceForge revenues consist principally of fees for licenses of our SourceForge software products, maintenance, consulting and training.

    The growth during the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 was primarily related to the SourceForge licensing and maintenance components of SourceForge revenue. The number of customers to whom we have licensed SourceForge increased to 116, although our average value of contracts sold during the quarter ended January 31, 2005 decreased to $45,000. This is compared to 75 customers to whom we had licensed SourceForge to with an average value of contracts sold during the quarter ended January 31, 2004 of $85,000.

    The growth during the six months ended January 31, 2005 was primarily related to the SourceForge licensing and maintenance components of SourceForge revenue. We have increased the number of customers to whom we have licensed SourceForge to 116 and increased our average value of contracts sold during the six months ended January 31, 2005 to $104,000. This is compared to 75 customers to whom we had licensed SourceForge with an average value of contracts sold during the six months ended January 31, 2004 of $65,000

     We expect SourceForge revenues to continue to increase as our new and returning customer base grows.

     Online Media Revenues
                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Online Media revenues ..................        $2,008         $2,223         $3,857         $4,499            (10%)           (14%)
Percentage of total net revenues .......            20%            25%            23%            31%

    During the three and six months ended January 31, 2005, Online Media revenues were primarily derived from cash sales of advertising space on our various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. During the three and six months ended January 31, 2004, Online Media revenues also included $0.4 million and $0.9 million of barter revenue, respectively.


                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Cash advertising .....................         $1,914         $1,618         $3,670         $3,129             18%              19%
Barter advertising ...................             --            417             --            929           (100%)           (100%)
Sponsorships .........................             88            188            175            441            (53%)            (60%)
Donations ............................              6             --             12             --            100%             100%
                                               ------         ------         ------         ------
Online Media revenues ................         $2,008         $2,223         $3,857         $4,499            (10%)            (14%)
                                               ======         ======         ======         ======

    Cash advertising revenue is primarily derived from the number of impressions delivered and the average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) charged for the impressions delivered.

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

    Sponsorship revenue is derived from non-CPM rate Web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program. Sponsorship revenue in the three and six months ended January 31, 2005 and January 31, 2004 relates to certain contracts with one customer, IBM. The decrease in sponsorship revenue in the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 was due to the expiration of one of those IBM contracts in the fourth quarter of fiscal 2004.


                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Cash advertising .....................       $  1,914       $  1,618       $  3,670       $  3,129             18%              17%
Impressions delivered ................        172,996        276,331        299,018        495,836            (37%)            (40%)
Average CPM rate .....................       $  11.06       $   5.86       $  12.27       $   6.31             89%              94%

     The increase in cash advertising revenue during the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 was due to the substantial increase in the average contract CPM rate, offset by a significant decrease in the number of impressions delivered. The increase in average CPM rates was the result of the decline in advertising associated with an individually significant customer who had received a volume discount, driving the average CPM rate for the three and six months ended January 31, 2004 down. The decrease in the number of impressions delivered was primarily due the decline in online advertising associated with this individually significant customer. In the three and six months ended January 31, 2005, this customer represented only 3% of total cash advertising revenues. However, in the three and six months ending January 31, 2004, this same customer represented 33% and 32% of cash advertising revenues.

     We believe that our prominent position in serving the growing Open Source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

     E-commerce Revenues

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
E-commerce revenues ......................      $  5,820       $  5,000       $  8,514       $  7,242             16%            18%
Percentage of total net revenues .........            59%            57%            50%            49%
# of Orders (per quarter) ................        92,168         80,432        133,825        116,395             15%            15%
Avg.  order  size (in  whole dollars) ....      $  63.15       $  62.16       $  63.62       $  62.22              2%             2%

     E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

     The growth in the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 is primarily due to increased consumer awareness of our site as a result of expanded advertising, a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced a 15% increase in the number of orders placed year over year.

     We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

     Online Images Revenues

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Online Images revenues ..................       $  568         $  435          $1,092         $  868            31%             26%
Percentage of total net revenues ........            6%             5%              7%             6%


     Online   Images   revenues   are   derived   from   the   online   sale  of
three-dimensional art, animations and presentations.

     The growth in the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 is primarily due to increased consumer awareness of our site as a result of a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site.

     We expect Online Images revenues to continue to grow as our customer base grows.

     Other Revenues
                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Other revenues ..........................          $--          $ 15           $--            $ 46            (100%)         (100%)
Percentage of total net revenues.........            0%            0%            0%              0%

     Other revenues were derived from our former hardware, and related customer support, and professional services businesses. The decrease in other revenues in the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 is the direct result of exiting these former businesses. We expect other revenues to remain at zero throughout fiscal 2005 and thereafter.

  Cost of Revenues/Gross Margin
                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Cost of revenues ...................            $5,611          $5,314         $9,130         $8,564             6%              7%
Gross margin .......................            $4,316          $3,542         $7,795         $6,089            22%             28%
Gross margin % .....................                44%             40%            46%            42%


      Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with providing and running advertising campaigns and product costs associated with our E-commerce business.

    The increase in gross margins in the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 was primarily the result of improvements in the SourceForge, E-commerce and Online Images businesses, offset by a decline in the Online Media margins.

    The increase in gross margins in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 was primarily the result of improvements in the SourceForge and Online Images businesses, offset by a decline in the Online Media margins. E-commerce margins remained consistent in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004.


    Cost of Revenues/Gross Margin by Segment

    SourceForge Cost of Revenues/Gross Margin

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
SourceForge cost of revenues ...........        $  288         $  541         $  520         $1,136            (47%)           (54%)
SourceForge gross margin ...............        $1,243         $  642         $2,942         $  862             94%            241%
SourceForge gross margin % .............            81%            54%            85%            43%

      SourceForge cost of revenues consist of personnel and outside contractor costs associated with providing software customer and professional services.

    The increase in our SourceForge gross margin percentages for the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 was primarily the result of lower outside contractor costs, decreased personnel costs due to a decrease in headcount and leveraging our fixed personnel costs while increasing revenue levels. The increased margin associated with lower outside contractor costs accounted for $0.1 million and $0.3 million, respectively. The increased margin associated with decreased personnel accounted for $0.1 million and $0.2 million, respectively, and the increased margin associated with leveraging our fixed personnel costs accounted for $0.1 million and $0.1 million, respectively.

    Online Media Cost of Revenues/Gross Margin
                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Online Media cost of revenues ..........         $  838        $  689          $1,640        $1,451            22%            13%
Online Media gross margin ..............         $1,170        $1,534          $2,217        $3,048           (24%)          (27%)
Online Media gross margin % ............             58%           69%             57%           68%

    Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of the sites and providing and running advertising campaigns.

    The decrease in Online Media gross margin percentages for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 was primarily driven by the slight increase in Online Media cost of revenues on lower overall revenue volumes, primarily due to barter. The increase in cost of revenues was primarily due to an increase in personnel costs related to editorial content contractors of $0.1 million.

     The decrease in Online Media gross margin percentages for the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 was primarily driven by the slight increase in Online Media cost of revenues on lower overall revenue volumes, primarily due to barter. The increase in cost of revenues was primarily due to an increase in personnel costs related to editorial content contractors of $0.2 million, offset by a decrease in depreciation expense and bandwidth costs associated with delivering advertising of $0.1 million.

    E-commerce Cost of Revenues/Gross Margin
                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
E-commerce cost of revenues ..............       $4,359         $3,974         $6,714         $5,751           10%            17%
E-commerce gross margin ..................       $1,461         $1,026         $1,800         $1,491           42%            21%
E-commerce gross margin % ................           25%            21%            21%            21%

    E-commerce  cost  of  revenues  consist  of  product  costs,   shipping  and
fulfillment costs and personnel costs associated with the operations and merchandising functions.

    The increase in E-commerce cost of revenues in absolute dollars in the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 was primarily due to increased product costs of $0.1 million, shipping costs of $0.2 million and fulfillment costs of $0.1 million. The increase in product costs was the result of increased E-commerce revenue levels. The increase in shipping costs was partially related to increased revenue levels and partially due to the transition associated with changing our primary shipping vendor from UPS to DHL in the fourth quarter of fiscal year 2004. The increase in fulfillment costs was partially related to increased revenue levels and partially due to the transition associated with changing our third party fulfillment partner in the later part of the fourth quarter of fiscal year 2004. E-commerce gross margin percentages have increased for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 primarily as a result of higher product margins due to product mix.

    The increase in E-commerce cost of revenues in absolute dollars in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 was primarily due to increased product costs of $0.3 million, shipping costs of $0.4 million and fulfillment costs of $0.2 million. The increase in product costs was the result of increased E-commerce revenue levels. The increase in shipping costs was partially related to increased revenue levels and partially due to the transition associated with changing our primary shipping vendor from UPS to DHL in the fourth quarter of fiscal year 2004. The increase in fulfillment costs was partially related to increased revenue levels and partially due to the transition associated with changing our third party fulfillment partner in the later part of the fourth quarter of fiscal year 2004. E-commerce gross margin percentages have remained consistent at 21% for the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 as a result of higher product margins due to product mix, offset by slight deterioration in shipping and fulfillment margins.

    We  expect   E-commerce  cost  of  revenues  in  absolute  dollars  to  grow proportionately with E-commerce revenues in the future. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

    Online Images Cost of Revenues/Gross Margin
                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Online Images cost of revenues ...........       $126           $110           $256           $226             15%            13%
Online Images gross margin ...............       $442           $325           $836           $642             36%            30%
Online Images gross margin % .............         78%            75%            77%            74%

    Online Images cost of revenues consist of direct material and production costs for animation CDs.

    The increase in our Online Images gross margin percentages for the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 was primarily due to increased material costs consistent with the increase in revenues, offset by a decrease in costs associated with bandwidth.

Operating Expenses

  Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Sales & Marketing .......................        $2,405         $2,592         $4,816         $4,984           (7%)           (3%)
Percentage of total net revenues ........           24%            29%            29%            34%
Headcount ...............................           32             27             32             27

    The slight decrease in absolute dollars in the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 was primarily related to a decrease in our Online Media marketing expense related to barter of $0.4 million, offset by an increase in employee expenses of $0.2 million. The decline in our barter marketing expense was due to the elimination of our revenue-generating barter related programs in the first quarter of fiscal 2005. The $0.2 million increase in employee expense was primarily related to an increase in headcount. Going forward, we do not anticipate any expense related to barter programs. The decrease as a percentage of net revenues was due to increased revenue levels.

    The slight decrease in absolute dollars in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 was primarily related to a decrease in our Online Media marketing expense related to barter of $0.9 million, offset by an increase in employee expenses of $0.3 million, commission expenses of $0.2 million, credit card fees of $0.1 million and marketing expense of $0.1 million. The decline in our barter marketing expense was due to the elimination of our revenue generating barter related programs in the first quarter of fiscal 2005. The $0.3 million increase in employee expense was primarily related to an increase in headcount. The $0.2 million in commission expense was a direct result of increased revenue related to our SourceForge segment. The increase in credit card fees was related to our ThinkGeek segment and was the result of increased sales volumes. The increase in marketing expense was related to public relations for our Media segment. The decrease as a percentage of net revenues was due to increased revenue levels.

    Going forward, we do not anticipate any expense related to barter programs. We believe our sales and marketing expenses in absolute dollars will increase in the future as we intend to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

  Research and Development Expenses

    Research and development ("R&D") expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
SourceForge R&D ..........................      $  962          $1,199        $1,866          $2,527          (20%)          (26%)
Online Media R&D .........................         454             385           862             752           18%            15%
E-commerce R&D ...........................          64              38           123              72           68%            71%
Online Images R&D ........................         105              94           205             192           12%             7%
                                                ------          ------        ------          ------
Total Research & Development .............      $1,585          $1,716        $3,056          $3,543           (8%)          (14%)
                                                ======          ======        ======          ======
Percentage of total net revenues .........          16%             19%           18%             24%
Headcount ................................          37              38            37              38

     The decrease in absolute dollars in the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 was primarily due to a decrease in allocated facility expenses of $0.2 million. The decrease in allocated facility expenses was primarily related to rent and depreciation. Rent expense has decreased for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the second quarter of fiscal 2004. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels.

     The decrease in absolute dollars in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 was primarily due to a decrease in allocated facility expenses of $0.4 million, a decrease in the use of SourceForge contractors of $0.1 million and decreased employee related expenses of $0.1 million. The decrease in allocated facility expenses was primarily related to rent and depreciation. Rent expense has decreased for the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the first six months of fiscal 2004. The decrease in SourceForge contractors was specifically related to a decrease in our utilization of Cybernet Software Solutions, Inc. following the completion of the development phase of SourceForge Version 3.4 in the later part of the first quarter of fiscal 2004. The decrease in employee-related expenses was primarily due to a reduction in salary expense as headcount declined to 37 from 38. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels.

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

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
General & Administrative .................       $1,340         $1,558        $2,805        $2,282           (14%)           23%
Percentage of total net revenues .........           14%            18%           17%           16%
Headcount ................................           18             18            18            18

    The decrease in absolute dollars in the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 was primarily related to recruiting expenses of $.01 million and allocated facility expenses of $.01 million, offset by an increase in accounting fees of $0.1 million. The decrease in recruiting expenses of $0.1 million was associated with the placement fee for one of the company's executives in the second quarter of 2004. The decrease in allocated facility expenses of $0.1 million was primarily related to rent and depreciation. Rent expense has decreased for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the first quarter of fiscal 2004. The increase in accounting fees of $0.1 million was due to additional estimated costs associated with Sarbanes-Oxley compliance. The decrease as a percentage of net revenues was primarily due to our decreased expense levels and increased revenue.

    The increase in absolute dollars in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million, $0.9 million of which was associated with the IPO Securities Litigation that was ultimately paid by one of our insurers and $0.3 million of which related to a lawsuit that was favorably resolved. Excluding these reversals, general and administrative expenses decreased $0.7 million in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004. The decrease, excluding legal reversals, was primarily related to decreased employee expenses, consulting expenses, recruiting expenses and allocated facility expenses, offset by an increase in accounting fees. The decrease in employee expenses of $0.3 million was associated with bonuses. The decrease in consulting expenses of $0.1 million was related to engaging an outside firm to assist us in a sales tax audit in fiscal 2004. The audit was concluded in fiscal 2004, therefore, no such expenses were incurred in the first quarter of fiscal 2005. The decrease in recruiting expenses of $0.1 million was associated with the placement fee for one of the company's executives in the second quarter of 2004. The decrease in allocated facility expenses of $0.2 million was primarily related to rent and depreciation. Rent expense has decreased for the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the first six months of fiscal 2004. The increase in accounting fees of $0.1 million was due to additional estimated costs associated with Sarbanes-Oxley compliance. The increase as a percentage of net revenues was primarily due to our increased expense levels related to legal accrual reversals in the first quarter of fiscal 2004.

    We expect general and administrative expenses to increase in absolute dollars as we continue to prepare for the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and increase slightly as a percentage of revenue in the future

  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our current SourceForge, Online Media, E-commerce and Online Images businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached agreements in principal to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of January 31, 2005, we had an accrual of approximately $9.1 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

    All charges as a result of restructuring activities have been recorded in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was not applicable.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                             Total Charged                     Total        Total     Restructuring
                                                             To Operations  Total Charged   Charged To      Cash      Liabilities at
                                                                Fiscal      To Operations   Operations   Receipts/     January 31,
                                                               2001-2003     Fiscal 2004    Fiscal 2005  (Payments)       2005
                                                               ---------     -----------    -----------  ----------   --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ...........................      $  1,349      $     --      $     --       $ (1,349)      $     --
  Facilities charges ...................................        16,176           713          (101)        (7,669)         9,119
  Employee severance and other related charges .........         5,532            --            --         (5,532)            --
                                                              --------      --------      --------       --------       --------
      Total cash provisions ............................        23,057           713          (101)      $(14,550)      $  9,119
                                                              --------      --------      --------       ========       ========
Non-cash:
   Write-off of goodwill and intangibles ...............        90,355            --            --
intangibles
   Write-off of other special charges relating to
   restructuring activities ............................         9,323         2,496            --
  Write-off of accelerated options from
    terminated employees ...............................         1,352            --            --
   Acceleration of deferred stock compensation .........        36,064            --            --
                                                              --------      --------      --------
      Total non-cash provisions ........................       137,094         2,496            --
                                                              --------      --------      --------
      Total provisions .................................      $160,151      $  3,209      $   (101)
                                                              ========      ========      ========

Below is a summary of the changes to the restructuring liability (in thousands):


                                                                   Balance at        Charged to                          Balance at
Changes in the total accrued restructuring  liability              Beginning         Costs and                              End
-----------------------------------------------------              of Period          Expenses          Deductions       of Period
                                                                   ---------          --------          ----------       ---------
From July 29, 2000  through July 31, 2003 ................          $   --            $ 23,057           $ (8,168)        $ 14,889
For the year ended July 31, 2004 .........................          $ 14,889          $    713           $ (4,319)        $ 11,283
For the six months ended January 31, 2004 ................          $ 14,889          $    (35)          $ (1,999)        $ 12,855
For the six months ended January 31, 2005 ................          $ 11,283          $   (101)          $ (2,063)        $  9,119

Components of the total accrued restructuring liability               Short             Long                Total
-------------------------------------------------------               Term              Term             Liability
                                                                      ----              ----             ---------
As of July 31, 2003 ......................................          $  4,117          $ 10,772           $ 14,889
As of July 31, 2004 ......................................          $  3,440          $  7,843           $ 11,283
As of January 31, 2004 ...................................          $  3,383          $  9,472           $ 12,855
As of January 31, 2005 ...................................          $  2,216          $  6,903           $  9,119


  Amortization of Deferred Stock Compensation

    In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we recorded deferred stock compensation within stockholders' equity that was amortized on an accelerated basis over the vesting period over the individual award. We expensed deferred stock compensation of $20,000 during the six months ended January 31, 2004. Deferred stock compensation was fully amortized as of October 31, 2003. As such, there was no deferred stock compensation expense during the three months ended January 31, 2004 or for the three and six months ended January 31, 2005.

     In December 2004, the FASB issued SFAS 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. Beginning in the first fiscal quarter of 2006, we will adopt SFAS 123R. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

    Remeasurement of Warrant Liability

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

     Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement (the "Registration Statement") on Form S-3 in order to register the common stock and warrants issued in the Private Placement. The SEC declared the Registration Statement effective on April 30, 2004. Before the effective date of the Registration Statement, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants did not have the same rights as the other shares which were included in the Equity section of the Consolidated Balance sheet. Therefore, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants were classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date. Initially the Warrants were valued as of November 6, 2003, and were revalued on January 31, 2004 using the Black-Scholes valuation model. As a result of this remeasurement, a non-cash credit adjustment of $0.8 million was recorded to properly value the liability. This credit adjustment was offset by a $0.2 million non-cash expense which was recorded as a result of not having the common stock shares associated with the Private Placement registered. Both adjustments have been recorded in "Remeasurement of warrant liability" in the Consolidated Statement of Operations. As a result of the S-3 becoming effective on April 30, 2004, any remaining liability for the warrants was reclassified to equity as of that date.

  Interest and Other Income, Net
                                                   Three Months Ended             Six Months Ended
                                               -------------------------     --------------------------     % Change        % Change
                                               January 31,    January 31,    January 31,    January 31,       Three           Six
($ in thousands)                                  2005           2004           2005           2004           Months         Months
                                                 ------         ------         ------         ------          ------         ------
Interest Income ........................         $ 220          $ 239          $ 413          $ 488             (8%)          (15%)
Interest Expense .......................         $ (28)         $  (2)         $ (31)         $  (3)             *              *
Other Income (Expense) .................         $  24             --          $  89          $ 931            100%           (90%)

*Percentage not meaningful

    The decrease in interest income in the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 was due to decreased returns on our cash as a result of declining interest rates from the same period for the prior year.

    The increase in interest expense in the three and six months ended January 31, 2005 as compared to the three and six months ended January 31, 2004 was due to the equipment capital lease that we entered into in the second quarter of fiscal 2005. The capital lease expires in October 2005.

    Other income and expenses increased in the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 primarily due to the release of estimated penalty and interest accrual related to sales tax audits that were completed during the second quarter of fiscal 2005.

    Other income and expenses decreased in the six months ended January 31, 2005 as compared to the six months ended January 31, 2004 primarily due to proceeds received from a legal settlement in the first quarter of fiscal 2004 of $1.0 million.

  Income Taxes

    As of January 31, 2005, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

                                                                    Six Months Ended
                                                           --------------------------------------
(in thousands)                                             January 31, 2005      January 31, 2004
                                                           ----------------      ----------------
Net cash provided by (used in):
     Operating activities ..................................   $ (2,692)            $ (6,205)
     Investing activities ..................................      2,730               (5,905)
     Financing activities ..................................        304               17,275
Effect of exchange rate changes on cash and cash equivalents        (68)                   7
                                                               --------             --------
Net increase in cash and cash equivalents ..................   $    274             $  5,172
                                                               ========             ========

    Our principal sources of cash as of January 31, 2005 are our existing cash, cash equivalents, short-term and long-term investments of $41.2 million, which excludes restricted cash of $1.5 million (refer to financing activities below for discussion on restricted cash). Cash and cash equivalents increased by $0.2 million, and short-term and long-term investments increased by $8.4 million at January 31, 2005 when compared to January 31, 2004. This increase is primarily due to cash provided by proceeds from the private placement offering in the second quarter of fiscal 2004 and the sale of common stock through our employee benefit plans, offset by cash used in operations and payments for capital expenditures.

    The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year to year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

Operating Activities

    The decrease in cash usage related to operating activities in the first six months of fiscal 2005, as compared to the first six months of fiscal 2004, was primarily the result of a decrease in net loss of $0.3 million, a decrease in accounts receivable of $2.2 million, a decrease in inventories of $0.4 million, a decrease in prepaids and other assets of $0.1 million and an increase in accrued liabilities and other of $1.4 million. The increased cash inflow related to accounts receivable was primarily the result of increased collections in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The increased cash inflow related to inventories was primarily the result of decreased purchasing levels in the first quarter of fiscal 2005 and increased sales levels in the second quarter of fiscal 2005 compared to the first and second quarters of fiscal 2004. The increased cash inflow related to prepaid expenses and other assets was primarily the result of increased receivables in the first quarter of fiscal 2004 associated with a legal settlement and tax refunds which were utilized during fiscal 2004. No significant receivables were recorded in the first six months of fiscal 2005, and, as a result, we used less cash in the first six months of fiscal 2005 than in the first six months of fiscal 2004. The increased cash inflow related to accrued liabilities and other was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million. The increase in cash inflow was offset by an increase in deferred revenue of $0.2 million as a result of decreased SourceForge bookings and therefore deferred revenue in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. In addition, the increase in cash inflow was offset by and an increase in accounts payable of $0.8 million as a result of the timing of payments.

Investing Activities

    Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

    The decrease in cash usage related to investing activities in the first six months of fiscal 2005, as compared to the first six months of fiscal 2004, was primarily the result of a decrease in net purchases of marketable securities of $8.4 million and a decrease in capital expenditures of $0.2 million. During the first six months of fiscal 2005, we sold (net) $3.0 million in short and long-term marketable securities compared to a net purchase of $5.3 million in the first six months of fiscal 2004. The decrease in cash usage related to capital expenditures was primarily related to a significant purchase of servers associated with our Online Media segment in the first quarter of 2004. The increase in short and long-term marketable securities in the second quarter of fiscal 2005 was due to investing the proceeds received from the private placement of shares of our common stock during that quarter.

Financing Activities

    The decrease in cash provided by financing activities in the first six months of fiscal 2005, as compared to the first six months of fiscal 2004, was the result of a private placement issuance of shares of our common stock during the second quarter of fiscal 2004 and a decline in the cash generated from the issuance of common stock to our employees in the first six months of fiscal 2005 as compared to the first six month of fiscal 2004. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

     For the first six months of fiscal 2005 and 2004, exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of January 31, 2005 and July 31, 2004, we had outstanding letters of credit issued under a line of credit of approximately $1.5 million related to our corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of fiscal year 2005 under the terms of our existing lease agreement. The remaining $1.0 million will decline as the Company meets certain financial covenants.

    Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2006 under our current business strategy; however, if we fail to adequately monitor and minimize our use of existing cash, cash equivalents and marketable securities, we may need additional capital to fund continued operations beyond fiscal year 2006. We expect to continue to experience negative cash flow from operations in the foreseeable future. See "Risks Related to our Financial Results" in the Risk Factors section of this Form 10-Q.

Contractual Obligations

    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of January 31, 2005 (in thousands):

Contractual Obligations                      Less than                          More than
                                     Total    1 years   1-3 years   3-5 years    5 years
                                    -------   -------   -------     -------     -------
Gross Operating Lease Obligations   $20,307   $ 2,529   $ 7,257     $ 7,341     $ 3,180
 Sublease Income ................     5,810       556     2,156       2,160         938
                                    -------   -------   -------     -------     -------
Net Operating Lease Obligations .    14,497     1,973     5,101       5,181       2,242

Capital Lease Obligations .......        32        32        --          --          --

Purchase Obligations ............       814       814        --          --          --
                                    -------   -------   -------     -------     -------
Total Obligations ...............   $15,343   $ 2,819   $ 5,101     $ 5,181     $ 2,242
                                    =======   =======   =======     =======     =======

    Financial Risk Management

     Because we continue to derive a substantial majority of our sales from customers located in the United States, we face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

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

     Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning in our first quarter of fiscal 2006. We do not believe adoption of Statement No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

     In  December,  2004,  the FASB  issued  Statement  No.  153,  Exchanges  of
Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of Statement No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFA S 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS 123, Accounting for Stock-Based
Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

    We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2004 and fiscal 2005 presented, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.


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

We are devoting the majority of our research and development spending to our SourceForge application, so if this software does not achieve market acceptance we are likely to experience continued operating losses.

Although in the first six months of our fiscal year 2005, which ended on January 31, 2005, approximately 20% of our revenue was derived from our SourceForge business, we devoted 61%, or $1.9 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge's significant research and development costs will materially and adversely affect our business and operating results.

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

To date, the majority of our SourceForge revenue continues to come from our direct sales efforts. To offer products and services to a larger customer base, in August 2002 we entered into a commercial relationship with IBM. In February 2003, IBM purchased Rational Software Corporation, a supplier of software programming tools. Although SourceForge is designed to integrate with Rational's ClearCase software, IBM may nonetheless perceive SourceForge as an indirect competitor of Rational's. If we are unable to maintain our contractual relationship with IBM, which is eligible for renewal in August of 2005, our ability to increase our sales may be harmed. In addition, IBM may pursue other relationships with companies, or attempt to develop or acquire additional products or services that compete with our products and services. Even if we succeed in maintaining or expanding our relationship with IBM, the relationship may not result in additional customers or revenues. We have begun exploring other possible relationships and marketing alliances to obtain customer leads, referrals and distribution opportunities. Even if we succeed in securing such additional strategic relationships, the relationships may not result in additional customers or revenues.

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

Our ThinkGeek E-commerce Web site's ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on a third-party contract fulfillment and warehouse provider. We currently utilize the services of Dotcom Distribution, Inc. ("Dotcom Distribution"), located in Edison, New Jersey. If Dotcom Distribution fails to meet our future distribution and fulfillment needs, our relationship with and reputation among our E-commerce customers will suffer and this will adversely affect our E-commerce growth. Additionally, if Dotcom Distribution cannot meet our distribution and fulfillment needs, particularly during the peak holiday selling seasons, or our contract with Dotcom Distribution terminates, we may fail to secure a suitable replacement or second-source distribution and fulfillment provider on comparable terms, which would adversely affect our E-commerce financial results.


                     Risks Related To Our Financial Results

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2006.

Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for all or part of fiscal year 2005. Our average net monthly cash flow shortfall during the first six months of fiscal 2005, which ended January 31, 2005 was approximately $0.5 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2006. While we believe we will not require additional capital to fund continued operations through fiscal year 2006, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

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

From time to time, the American Institute of Certified Public Accountants (AICPA), the Public Company Accounting Oversight Board (PCAOB) and the SEC may issue guidelines and interpretations regarding the recognition of revenue from software and other activities. These new guidelines and interpretations could result in a delay in our ability to recognize revenue. If the Company has to delay the recognition of a significant amount of revenue in the future, this will have a material impact on the Company's reported financial results.

We have a history of losses and expect to continue to incur net losses for the foreseeable future. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a loss of $0.7 million for our second fiscal quarter ended January 31, 2005, and we had an accumulated deficit of $749.7 million as of January 31, 2005. We may continue to incur net losses in the future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2006.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of January 31, 2005, we had 122 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we have begun to perform an evaluation of our internal controls over financial reporting and are required to have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation in our annual report on Form 10-K for our fiscal year ending July 31, 2005. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the evaluation. Compliance with the requirements of
Section 404 is expected to be expensive and time-consuming, and may require us to increase staffing levels. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Our ability to successfully offer our services and grow our business requires an effective planning and management process. We updated our operations and financial systems, procedures and controls following our strategic decision to exit the hardware business. Our systems will continue to require additional modifications and improvements to respond to current and future changes in our business. If we cannot grow our businesses, and manage that growth effectively, or if we fail to implement in a timely manner appropriate internal systems, procedures, controls and necessary modifications and improvements to these systems, our businesses will suffer.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of fiscal year 2005, the closing sale prices of our common stock on the Nasdaq ranged from $1.82 to $3.17 per share and the closing sale price on January 31, 2005 was $1.98 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Several of our stockholders own significant portions of our common stock. If these stockholders were to sell significant amounts of their holdings of our common stock, then the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their holdings of our common stock at once or within a short period of time.

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

    The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 31, 2005. This table does not include money market funds because those funds are not subject to market risk.

                                                                       Maturing
                                                 Maturing             within three               Maturing
(in thousands)                             within three months     months to one year    Greater than one year
                                           -------------------    --------------------   ---------------------
As of January 31, 2005
Cash equivalents                                  $9,100
    Weighted-average interest rate                  2.49%
Short-term investments                                                  $21,743
    Weighted-average interest rate                                          4.26%
Long-term investments                                                                           $7,288
    Weighted-average interest rate                                                                3.11%

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

         The Company's management evaluated, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "'34 Act")) as of the end of the period covered by this report.

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

         Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the '34 Act has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

b) Changes in internal controls over financial reporting.

         Except as described below under paragraph (d), there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the '34) as of the date of this report that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c) Limitations on the Effectiveness of Controls.

         The Company's management, including its CEO and CFO, does not expect that its disclosure controls or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis .

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

         The Company commenced testing of its internal controls during the second quarter of fiscal 2005. The Company has initially identified certain areas for improvement in the documentation, design and effectiveness of internal controls over financial reporting, and has remediated or commenced remediation efforts in those areas. While none of the areas of improvement individually are considered to be material, in the aggregate when measured against the Company's relatively nominal net loss they may be deemed to be material. Specific remediation efforts undertaken by the Company include: improved documentation of policies and procedures, improved supervision review procedures, and enhanced segregation of duties. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance at this time as to its, or its independent auditor's, conclusions as of July 31, 2005 with respect to the effectiveness of its internal controls over financial reporting.


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

    In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on December 8, 2004 at our principal executive offices located at 46939 Bayside Parkway, Fremont, California, 94538. Of the 61,381,488 shares of common stock outstanding as of October 11, 2004 (the record date), 43,087,703 shares (70.19%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election of three (3) Class II directors to our board of directors:

     Name                            For                          Against
     ----                            ---                          -------
     Andrew Anker                    42,739,095                   348,607
     Ram Gupta                       42,309,359                   778,343
     Carl Redfield                   42,742,224                   345,478

2. The table below presents the results of voting regarding ratification of the appointment of BDO Seidman, LLP as our registered independent public accounting firm for our fiscal year ending July 31, 2005.

        For                          Against                         Abstain
        ---                          -------                         -------
        42,807,783                   173,338                         106,582


Item 6. Exhibits

Exhibits

--------------------- ------------------------------------------------------------------------------------------------------------
    Exhibit No.       Description
--------------------- ------------------------------------------------------------------------------------------------------------
        31.1          Rule 13a-14(a) Certification of Chief Executive Officer.
        ----
--------------------- ------------------------------------------------------------------------------------------------------------
        31.2          Rule 13a-14(a) Certification of Chief Financial Officer.
        ----
--------------------- ------------------------------------------------------------------------------------------------------------
        32.1          Certification Of Chief Executive  Officer and Chief Financial  Officer Pursuant To 18 U.S.C.  Section 1350,
                      As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
--------------------- ------------------------------------------------------------------------------------------------------------


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VA SOFTWARE CORPORATION

                                          By:  /s/    ALI JENAB
                                               ---------------------------------
                                                    Ali Jenab
                                                    President and
                                                    Chief Executive Officer


                                          By:  /s/    KATHLEEN R. MCELWEE
                                               ---------------------------------
                                                   Kathleen R. McElwee
                                                   Senior Vice President and
                                                   Chief Financial Officer
Date: March 11, 2005

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