Form 10-Q
period 2005-04-30
VA SOFTWARE CORP
filed 2005-06-09
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title Of Class                           Outstanding At May 27, 2005
  Common Stock, $0.001 par value                             61,578,010


================================================================================

                                                                Table of Contents

                                                                                                                            Page No.
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (unaudited)................................................................................   3
                  Condensed Consolidated Balance Sheets at April 30, 2005 and July 31, 2004...................................   3
                  Condensed  Consolidated  Statements of  Operations  for the three and nine months ended April 30, 2005
                  and April 30, 2004..........................................................................................   4
                  Condensed  Consolidated  Statements  of Cash Flows for the nine months  ended April 30, 2005 and
                  April 30, 2004..............................................................................................   5
                  Notes to Condensed Consolidated Financial Statements........................................................   6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations...........................  16
Item 3        Quantitative and Qualitative Disclosures About Market Risk......................................................  40
Item 4        Controls and Procedures.........................................................................................  40


PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings...............................................................................................  42
Item 6.       Exhibits........................................................................................................  43
Signatures....................................................................................................................  43
Certifications................................................................................................................  45

                                     PART I


                                                       VA SOFTWARE CORPORATION

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                   April 30,               July 31,
                                                                                                      2005                   2004
                                                                                                   ---------              ---------
                                                                                                  (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................................................             $   3,099              $  10,964
  Short-term investments .............................................................                33,301                 17,145
  Restricted cash, current ...........................................................                   450                    450
  Accounts receivable, net of allowance of $128 and $127 .............................                 3,848                  3,909
  Inventories ........................................................................                   840                  1,069
  Prepaid expenses and other assets ..................................................                 1,603                  1,046
                                                                                                   ---------              ---------
          Total current assets .......................................................                43,141                 34,583
Property and equipment, net ..........................................................                   919                  1,208
Long-term investments ................................................................                 2,803                 15,933
Restricted cash, non current .........................................................                 1,000                  1,000
Other assets .........................................................................                   727                    955
                                                                                                   ---------              ---------
          Total assets ...............................................................             $  48,590              $  53,679
                                                                                                   =========              =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................................             $   1,246              $   1,674
  Accrued restructuring liabilities, current portion .................................                 1,982                  3,440
  Deferred revenue ...................................................................                 2,422                  1,750
  Accrued liabilities and other ......................................................                 2,607                  1,853
                                                                                                   ---------              ---------
          Total current liabilities ..................................................                 8,257                  8,717
Accrued restructuring liabilities, net of current portion ............................                 6,505                  7,843
Other long-term liabilities ..........................................................                 1,297                  1,349
                                                                                                   ---------              ---------
          Total liabilities ..........................................................                16,059                 17,909
                                                                                                   ---------              ---------
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity:
  Common stock .......................................................................                    62                     62
  Treasury stock .....................................................................                    (4)                    (4)
  Additional paid-in capital .........................................................               783,788                783,246
  Accumulated other comprehensive loss ...............................................                  (258)                  (171)
  Accumulated deficit ................................................................              (751,057)              (747,363)
                                                                                                   ---------              ---------
          Total stockholders' equity .................................................                32,531                 35,770
                                                                                                   ---------              ---------
          Total liabilities and stockholders' equity .................................             $  48,590              $  53,679
                                                                                                   =========              =========

                             The accompanying notes are an integral part of these financial statements.

                                                       VA SOFTWARE CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share amounts, unaudited)
                                                                                       Three Months Ended       Nine Months Ended
                                                                                      ---------------------   ---------------------
                                                                                      April 30,   April 30,   April 30,   April 30,
                                                                                        2005        2004        2005        2004
                                                                                      --------    --------    --------    --------
Net revenues:
  SourceForge revenues ............................................................   $  1,918    $  1,379    $  5,380    $  3,377
  Online Media revenues ...........................................................      2,052       2,563       5,909       7,062
  E-commerce revenues .............................................................      3,021       2,798      11,535      10,040
  Online Images revenues ..........................................................        620         548       1,712       1,416
  Other revenues ..................................................................       --             3        --            49
                                                                                      --------    --------    --------    --------
     Net revenues .................................................................      7,611       7,291      24,536      21,944
                                                                                      --------    --------    --------    --------
Cost of revenues:
  SourceForge cost of revenues ....................................................        254         360         774       1,496
  Online Media cost of revenues ...................................................        869         738       2,509       2,189
  E-commerce cost of revenues .....................................................      2,329       2,277       9,043       8,028
  Online Images cost of revenues ..................................................        130         138         386         364
                                                                                      --------    --------    --------    --------
     Cost of revenues .............................................................      3,582       3,513      12,712      12,077
                                                                                      --------    --------    --------    --------
     Gross margin .................................................................      4,029       3,778      11,824       9,867
                                                                                      --------    --------    --------    --------
Operating expenses:
  Sales and marketing .............................................................      2,730       2,639       7,546       7,623
  Research and development ........................................................      1,585       1,667       4,641       5,210
  General and administrative ......................................................      1,328       1,490       4,133       3,722
  Restructuring costs and other special charges ...................................       --         3,244        (101)      3,209
  Amortization of deferred stock compensation .....................................       --          --          --            20
  Amortization of intangible assets ...............................................          3           3          11           9
                                                                                      --------    --------    --------    --------
          Total operating expenses ................................................      5,646       9,043      16,230      19,843
                                                                                      --------    --------    --------    --------
Loss from operations ..............................................................     (1,617)     (5,265)     (4,406)     (9,976)
Remeasurement of warrant liability ................................................       --           925        --         1,566
Interest income, net ..............................................................        229         223         611         708
Other income, net .................................................................         12          (8)        101         923
                                                                                      --------    --------    --------    --------
Net loss ..........................................................................   $ (1,376)   $ (4,125)   $ (3,694)   $ (6,779)
                                                                                      ========    ========    ========    ========
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and investments .... ..............         22        (152)        (20)       (258)
Foreign currency translation (loss) gain ..........................................       --            (3)        (68)          4
                                                                                      --------    --------    --------    --------
Comprehensive loss ................................................................   $ (1,354)   $ (4,280)   $ (3,782)   $ (7,033)
                                                                                      ========    ========    ========    ========


Net loss ..........................................................................   $ (1,376)   $ (4,125)   $ (3,694)   $ (6,779)
                                                                                      ========    ========    ========    ========

Basic and diluted net loss per share ..............................................   $  (0.02)   $  (0.07)   $  (0.06)   $  (0.11)
                                                                                      ========    ========    ========    ========
Shares used in computing basic and diluted net loss per share .....................     61,523      60,882      61,409      59,186
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

                                                       VA SOFTWARE CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands, unaudited)

                                                                                                              Nine Months Ended
                                                                                                        ----------------------------
                                                                                                        April 30,          April 30,
                                                                                                           2005              2004
                                                                                                         --------          --------
Cash flows from operating activities:
  Net loss .....................................................................................         $ (3,694)         $ (6,779)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of intangibles ...............................................              713             1,209
    Remeasurement of warrant liability .........................................................             --              (1,566)
    Provision for bad debts ....................................................................                2                 7
    Provision for excess and obsolete inventory ................................................               46                (5)
    Gain on sale of assets .....................................................................               (1)             --
    Non-cash compensation expense ..............................................................               68              --
    Non-cash restructuring expense reversal ....................................................             (101)            2,496
    Amortization of deferred stock compensation ................................................             --                  20
    Changes in assets and liabilities:
      Accounts receivable ......................................................................               60            (1,162)
      Inventories ..............................................................................              183              (284)
      Prepaid expenses and other assets ........................................................             (340)             (408)
      Accounts payable .........................................................................             (429)              120
      Accrued restructuring liabilities ........................................................           (2,695)           (2,391)
      Deferred revenue .........................................................................              672               762
      Accrued liabilities and other ............................................................              733            (1,148)
      Other long-term liabilities ..............................................................              (52)               65
                                                                                                         --------          --------
         Net cash used in operating activities .................................................           (4,835)           (9,064)
                                                                                                         --------          --------
Cash flows from investing activities:
  Purchase of property and equipment ...........................................................             (373)             (763)
  Sale of property and equipment ...............................................................                1              --
  Purchase of marketable securities ............................................................          (12,244)          (39,806)
  Sale of marketable securities ................................................................            9,198            32,306
  Other, net ...................................................................................             --                (258)
                                                                                                         --------          --------
         Net cash  used in investing activities ................................................           (3,418)           (8,521)
                                                                                                         --------          --------
Cash flows from financing activities:
  Payments on notes payable ....................................................................              (18)             --
  Proceeds from issuance of common stock subject to registration rights, net ...................             --              12,027
  Proceeds from issuance of warrants, net ......................................................             --               2,464
  Proceeds from issuance of common stock, net ..................................................              474             3,393
                                                                                                         --------          --------
         Net cash provided by financing activities .............................................              456            17,884
                                                                                                         --------          --------

 Effect of exchange rate changes on cash and cash equivalents ..................................              (68)                4
                                                                                                         --------          --------
 Net increase in cash and cash equivalents .....................................................           (7,865)              303
                                                                                                         --------          --------
 Cash and cash equivalents, beginning of period ................................................           10,964             6,303
                                                                                                         --------          --------
 Cash and cash equivalents, end of period ......................................................         $  3,099          $  6,606
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

    There have been no significant changes to the Company's critical accounting estimates during the three and nine months ended April 30, 2005 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report of Form 10-K for the year ended July 31, 2004.


     Principles of Consolidation

    These consolidated financial statements include the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux
Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As of April 30, 2005, VA Software's investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The operations of VA Linux Japan primarily relate to the Company's former systems and services business; however VA Linux Japan also acts as a reseller of the Company's SourceForge application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG Web sites for the Japanese market. There are $0.1 million of related-party receivables and $0.1 million of related-party deferred revenue associated with

VA Linux Japan as of April 30, 2005 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There are no related-party receivables and deferred revenue associated with VA Linux Japan as of July 31, 2004 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $0.1 million and $0.4 million related-party revenues associated with VA Linux Japan for the three and nine months ended April 30, 2005, respectively. There were $29,000 and $0.1 million related-party revenues associated with VA Linux Japan for the three and nine months ended April 30, 2004, respectively.

  Foreign Currency Translation

    The functional currency of all the Company's foreign subsidiaries is the respective country's local currency. Operations related to all of the Company's foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. Although several of the legal entities still exist as of April 30, 2005, no revenues were generated from these entities for the periods presented and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. Minimal cash balances have been maintained in these entities for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders' equity. As of April 30, 2005 the Company did not hold any foreign currency derivative instruments. The Company is in the process of formally liquidating all of its foreign subsidiaries.

Segment and Geographic Information

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. The Company currently operates as four reportable business segments: SourceForge, Online Media, E-commerce and Online Images.

    The Company markets its products in the United States through its direct sales force and online Web sites. Revenues for each of the three and nine months ended April 30, 2005 and April 30, 2004 were generated primarily from sales to end users in the United States.

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

     Online Media Revenues

     Online media revenues are primarily derived from cash sales of advertising space on the Company's various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. The Company recognizes Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of the Company's online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Prior to the first quarter of fiscal year 2005, Online Media revenues also included barter transactions. The Company recorded barter revenue transactions at their estimated fair value based on the Company's historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasted banner advertising in exchange for similar banner advertising on third-party Web sites. The Company's barter arrangements were documented with its standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions included, but were not limited to, the Web sites for each company that would display the impressions, the time frame that the impressions would be displayed, and the number, type and size of impressions to be delivered. There were no barter revenue transactions for the three and nine months ended April 30, 2005. Barter revenue transactions totaled $0.3 million and $1.2 million for the three and nine months ended April 30, 2004.

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

    The Company's E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company's E-commerce revenues occurred in its second fiscal quarter, which in fiscal 2005, began on November 1, 2004, and ended on January 31, 2005. As is typical in the retail industry, the Company generally experiences lower E-commerce revenues during the other quarters. Therefore, the Company's E-commerce revenues in a particular quarter are not necessarily indicative of future E-commerce revenues for a subsequent quarter or its full fiscal year.

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

      Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three and nine months ended April 30, 2005 and April 30, 2004, the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):


                                                                                       Three Months Ended        Nine Months Ended
                                                                                      --------------------    ---------------------
                                                                                      April 30,   April 30,    April 30,   April 30,
                                                                                        2005         2004        2005         2004
                                                                                      --------    --------    --------    --------
Net loss as reported ..............................................................   $ (1,376)   $ (4,125)   $ (3,694)   $ (6,779)
Add back employee stock-based compensation expense related to
    stock options included in reported net loss, net of related tax effects .......         68       --            68          20
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards,
   net of related  tax effects ....................................................     (1,176)     (1,773)     (3,911)     (4,780)
                                                                                      --------    --------    --------    --------
   Pro forma net loss .............................................................   $ (2,484)   $ (5,898)   $ (7,537)   $(11,539)
                                                                                      --------    --------    --------    --------
Shares used in computing basic and diluted net loss per share .....................     61,523      60,882      61,409      59,186
                                                                                      --------    --------    --------    --------
Reported basic and diluted net loss per share .....................................   $  (0.02)   $  (0.07)   $  (0.06)   $  (0.11)
                                                                                      --------    --------    --------    --------
Pro forma basic and diluted net loss per share ....................................   $  (0.04)   $  (0.10)   $  (0.12)   $  (0.19)
                                                                                      --------    --------    --------    --------


      The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model using the following assumptions:


                                                Stock Option Plans                          ESPP Plans
                                            For The Three Months Ended              For The Three Months Ended
                                         ----------------------------------    -------------------------------------
                                            April 30,          April 30,          April 30,            April 30,
                                              2005                2004               2005                 2004
                                         ----------------     -------------    -----------------     ---------------
Expected life (years)...........              4.78                4.70               0.49                 0.50
Risk-free interest rate.........              4.1%                2.9%               2.4%                 1.1%
Volatility......................             95.2%              105.7%              59.5%               119.1%
Dividend yield..................              None                None               None                 None

                                                Stock Option Plans                          ESPP Plans
                                             For The Nine Months Ended              For The Nine Months Ended
                                         ----------------------------------    -------------------------------------
                                            April 30,          April 30,          April 30,            April 30,
                                              2005                2004               2005                 2004
                                         ----------------     -------------    -----------------     ---------------
Expected life (years)...........              4.79                5.00               0.50                 0.50
Risk-free interest rate.........              3.5%                3.3%               2.1%                 1.1%
Volatility......................              98.4%             109.7%              63.9%               102.3%
Dividend yield..................              None                None               None                 None


  Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):


                                                                                                         April 30,         July 31,
                                                                                                           2005              2004
                                                                                                         --------          --------
Computer and office equipment (useful lives of 2 to 3 years) ...................................         $  7,189          $  6,820
Furniture and fixtures (useful lives of 2 to 4 years) ..........................................            1,199             1,199
Leasehold improvements (useful lives of lesser of estimated life or lease term .................              293               271
Software (useful lives of  2 to 5 years) .......................................................            2,108             2,092
                                                                                                         --------          --------
          Total property and equipment .........................................................           10,789            10,382
Less: Accumulated depreciation and amortization ................................................           (9,870)           (9,174)
                                                                                                         --------          --------
          Property and equipment, net ..........................................................         $    919          $  1,208
                                                                                                         ========          ========


    Goodwill and Intangibles

    Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three and nine months ended April 30, 2005 that would indicate a possible impairment in the carrying value of intangible assets at April 30, 2005.


     The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                                                 As of April 30, 2005                    As of July 31, 2004
                                                          ---------------------------------         --------------------------------
                                                          Gross Carrying       Accumulated          Gross Carrying      Accumulated
                                                             Amount            Amortization            Amount           Amortization
                                                             ------            ------------            ------           ------------
Domain and trade names ...........................           $ 5,927             $(5,924)             $ 5,927             $(5,913)
Purchased technology .............................             2,534              (2,534)               2,534              (2,534)
                                                             -------             -------              -------             -------
Total intangible assets ..........................           $ 8,461             $(8,458)             $ 8,461             $(8,447)
                                                             =======             =======              =======             =======

    The aggregate amortization expense of intangible assets was $3,000 for each of the three-month periods ending April 30, 2005 and 2004, respectively. The aggregate amortization expense of intangible assets was $11,000 and $9,000 for the nine-month periods ending April 30, 2005 and 2004, respectively. The estimated total amortization expense of intangible assets is less than $1,000 for the fourth quarter of fiscal year ending July 31, 2005. The estimated total amortization expense of intangible assets is $1,700 for the fiscal year ending July 31, 2006. The estimated total amortization expense of intangible assets is negligible for the fiscal year ending July 31, 2007.

  Inventories

    Inventories related to the Company's E-commerce and Online Images segments consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

  Concentrations of Credit Risk and Significant Customers

    The Company's investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company's investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company's trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of April 30, 2005, no one customer accounted for a material concentration of our gross account receivables.

    For the three and nine months ended April 30, 2005 and 2004, no one customer represented more than 10% of net revenues. The Company does not anticipate that any one customer will represent more than 10% of net revenues in the near future.

   Reclassifications

    Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.


3.  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002,  the Company  adopted  plans to exit its  hardware systems and  hardware-related  software  engineering and  professional  services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its SourceForge, Online Media, E-commerce and Online Images businesses and reduce its operating losses in order to improve cash flow. The Company recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with its original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and accordingly the Company recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases.

     In addition, during the third quarter of fiscal 2004, the Company reached agreements in principal to sublet unoccupied portions of properties that it leases in Sunnyvale, California and Fremont, California. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The total adjustment to restructuring expenses in fiscal 2004 was therefore $3.2 million. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of April 30, 2005, the Company had an accrual of approximately $8.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                               Total
                                                             Charged To       Total          Total        Total
                                                             Operations     Charged To     Charged To      Cash      Restructuring
                                                               Fiscal       Operations     Operations    Receipts/     Liabilities
                                                             2001-2003      Fiscal 2004    Fiscal 2005   (Payments)   April 30, 2005
                                                             ---------      -----------    -----------   ----------   --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities..............................    $  1,349       $   --         $   --        $   (1,349)     $   --
  Facilities charges......................................      16,176            713           (101)         (8,301)        8,487
  Employee severance and other related charges............       5,532           --             --            (5,532)         --
                                                              --------       --------       --------      ----------      --------
      Total cash provisions...............................      23,057            713           (101)     $  (15,182)     $  8,487
                                                              --------       --------       --------      ----------      --------
Non-cash:
   Write-off of goodwill and intangibles .................      90,355           --             --

   Write-off of other special charges relating to
     restructuring  activities ...........................       9,323          2,496           --

  Write-off of accelerated options from
    terminated employees..................................       1,352           --             --
   Acceleration of deferred stock compensation............      36,064           --             --
                                                              --------       --------     ----------
      Total non-cash provisions...........................     137,094          2,496           --
                                                              --------       --------     ----------
      Total provisions....................................    $160,151       $  3,209     $     (101)
                                                              ========       ========     ==========

Below is a summary of the changes to the restructuring liability (in thousands):



                                                                         Balance at     Charged to                   Balance at
Changes in the total accrued restructuring  liability                     Beginning     Costs and                       End
-----------------------------------------------------                     of Period      Expenses      Deductions    of Period
                                                                          ---------      --------      ----------    ---------
   From July 29, 2000  through July 31, 2003 ..........................   $   --        $ 23,057       $ (8,168)      $ 14,889
   For the year ended July 31, 2004 ...................................   $ 14,889      $    713       $ (4,319)      $ 11,283
   For the nine months ended April 30, 2004 ...........................   $ 14,889      $    713       $ (3,104)      $ 12,498
   For the nine months ended April 30, 2005 ...........................   $ 11,283      $   (101)      $ (2,695)      $  8,487


Components of the total accrued restructuring liability                     Short         Long           Total
-------------------------------------------------------                     Term          Term         Liability
                                                                            ----          ----         ---------
   As of July 31, 2003 ................................................   $  4,117      $ 10,772       $ 14,889
   As of July 31, 2004 ................................................   $  3,440      $  7,843       $ 11,283
   As of April 30, 2004 ...............................................   $  4,023      $  8,475       $ 12,498
   As of April 30, 2005 ...............................................   $  1,982      $  6,505       $  8,487



4.  Computation of Per Share Amounts

    In accordance with SFAS No. 128 "Earnings Per Share," basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and nine months ended April 30, 2005 and April 30, 2004, the Company has excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                Three Months Ended              Nine Months Ended
                                                                              ------------------------      ------------------------
                                                                              April 30,      April 30,      April 30,      April 30,
                                                                                2005           2004           2005           2004
                                                                              --------       --------       --------       --------
Net loss ...............................................................      $ (1,376)      $ (4,125)      $ (3,694)      $ (6,779)
                                                                              ========       ========       ========       ========
Basic and diluted:
  Weighted average shares of common stock outstanding ..................        61,523         60,882         61,409         59,186
                                                                              --------       --------       --------       --------
  Shares used in computing basic and diluted net loss per share ........        61,523         60,882         61,409         59,186
                                                                              ========       ========       ========       ========
  Basic and diluted net loss per share .................................      $  (0.02)      $  (0.07)      $  (0.06)      $  (0.11)
                                                                              ========       ========       ========       ========

    The  following   potential   common  shares  have  been  excluded  from  the
calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):


                                                                             Three Months Ended                Nine Months Ended
                                                                          -------------------------        -------------------------
                                                                          April 30,       April 30,        April 30,       April 30,
                                                                            2005            2004             2005            2004
                                                                           ------          ------           ------          ------
Anti-dilutive securities:
     Options to purchase common stock ..........................           11,265           9,448           11,265           9,448
     Warrants ..................................................              731             731              731             731
                                                                           ------          ------           ------          ------
     Total .....................................................           11,996          10,179           11,996          10,179
                                                                           ======          ======           ======          ======


5. Comprehensive Loss

    Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities.

6. Segment and Geographic Information

    The Company's operating segments are significant business units that offer different products and services. The Company has four operating segments:
SourceForge, Online Media, E-commerce and Online Images.

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

                                                            Online                    Online                                 Total
(in thousands)                               SourceForge     Media     E-commerce     Images       Other    Eliminations    Company
--------------                               -----------     -----     ----------     ------       -----    ------------    -------
Three Months Ended April 30, 2005
  Revenue from external customers ........    $  1,918     $  2,052     $  3,021     $    620    $   --       $   --       $  7,611
  Revenue from intersegments .............    $   --       $     50     $   --       $      1    $   --       $    (51)    $   --
  Cost of revenues .......................    $    254     $    869     $  2,329     $    130    $   --       $   --       $  3,582
  Gross margin ...........................    $  1,664     $  1,233     $    692     $    491    $   --       $    (51)    $  4,029
  Operating income (loss) ................    $ (1,581)    $   (385)    $     67     $    292    $    (10)    $   --       $ (1,617)
  Depreciation expense ...................    $    130     $     99     $      7     $      2    $   --       $   --       $    238
Three Months Ended April 30, 2004
  Revenue from external customers ........    $  1,379     $  2,563     $  2,798     $    548    $      3     $   --       $  7,291
  Revenue from intersegments .............    $   --       $     37     $   --       $   --      $   --       $    (37)    $   --
  Cost of revenues .......................    $    360     $    738     $  2,277     $    138    $   --       $   --       $  3,513
  Gross margin ...........................    $  1,019     $  1,862     $    521     $    410    $      3     $    (37)    $  3,778
  Operating income (loss) ................    $ (2,149)    $    (15)    $    (41)    $    193    $ (3,253)    $   --       $ (5,265)
  Depreciation expense ...................    $    239     $     42     $      9     $      8    $   --       $   --       $    298
Nine Months Ended April 30, 2005
  Revenue from external customers ........    $  5,380     $  5,909     $ 11,535     $  1,712    $   --           --       $ 24,536
  Revenue from intersegments .............    $   --       $    226     $   --       $      1    $   --       $   (227)    $   --
  Cost of revenues .......................    $    774     $  2,509     $  9,043     $    386    $   --       $   --       $ 12,712
  Gross margin ...........................    $  4,606     $  3,626     $  2,492     $  1,327    $   --       $   (227)    $ 11,824
  Operating income (loss) ................    $ (4,224)    $ (1,222)    $    505     $    709    $   (174)    $   --       $ (4,406)
  Depreciation expense ...................    $    425     $    253     $     21     $      3    $   --       $   --       $    702
Nine Months Ended April 30, 2004
  Revenue from external customers ........    $  3,377     $  7,062     $ 10,040     $  1,416    $     49         --       $ 21,944
  Revenue from intersegments .............    $   --       $    166     $   --       $   --      $   --       $   (166)    $   --
  Cost of revenues .......................    $  1,496     $  2,189     $  8,028     $    364    $   --       $   --       $ 12,077
  Gross margin ...........................    $  1,881     $  5,039     $  2,012     $  1,052    $     49     $   (166)    $  9,867
  Operating income (loss) ................    $ (7,506)    $   (648)    $    147     $    415    $ (2,384)    $   --       $ (9,976)
  Depreciation expense ...................    $    958     $    191     $     20     $     31    $   --       $   --       $  1,200

    During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online Web sites. Revenues for the three and nine months ended April 30, 2005 and April 30, 2004 were primarily generated from sales to end users in the United States.

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

    On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing,
violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company's former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of April 30, 2005. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

    The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

   8.   Recent Accounting Pronouncements

    In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in The Company's first quarter of fiscal 2006. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

    In December, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company's first quarter of fiscal 2006. The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFAS 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the company's consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005.


    The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in the company's Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and nine months ended April 30, 2005 and April 30, 2004 presented, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net loss per share.


9.  Guarantees and Indemnifications

    As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy  coverage,  the  Company  believes  the  estimated  fair  value  of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2005.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2005.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2005.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

    This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as "intend," "expect," "believe," "in our view," and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; future customers representing more than 10% of our revenues; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.


Critical Accounting Estimates


    There have been no significant changes in our critical accounting estimates during the three and nine months ended April 30, 2005 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2004.


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

    Within the SourceForge segment, we continued to increase the number of customers to whom we have sold our SourceForge products, totaling 125 at April 30, 2005. Within the Online Media segment, during the third quarter of fiscal 2005 we reached record levels of page views, unique visitors and advertisers. As of April 30, 2005, OSTG reached nearly 19 million unique visitors and served more than 290 million page views per month. Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 12% from the prior year. Within the Online Images segment, we grew our revenue for the three and nine month periods year over year by 13% and 21%, respectively.

    Net revenues during the three and nine months ended April 30, 2005 increased as compared to the three and nine months ended April 30, 2004 primarily due to increased sales in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media business and other revenue derived from our previous hardware business. SourceForge sales increased due to an increase in the number of customers to whom we have licensed SourceForge and an increase in the average contract value. E-commerce sales increased due to an increase in our customer base and an increase in the average order size. Online Images sales increased due to an increase in our customer base related to this segment. Online Media revenues decreased primarily as a result of the Company's decision to eliminate its revenue generating barter transactions.

    Our sales continue to be primarily attributable to customers located in the United States of America.

    For total operations, the net loss was $1.4 million and $4.1 million during the three months ended April 30, 2005 and April 30, 2004, respectively, or $0.02 and $0.07, respectively, in basic and diluted net loss per share. The net loss was $3.7 million and $6.8 million during the nine months ended April 30, 2005 and April 30, 2004, respectively, or $0.06 and $0.11, respectively, in basic and diluted net loss per share. Each of the three and nine months ended April 30, 2004 included restructuring charges of $3.2 million.

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

       We have completed fourteen quarters of operations focused on building our application software business, and accordingly have a limited operating history in this business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continue to be derived from our other businesses and we face numerous risks and uncertainties that commonly confront businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

     The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.


                                                                                Three Months Ended              Nine Months Ended
                                                                              -----------------------       ------------------------
                                                                              April 30,     April 30,       April 30,      April 30,
                                                                               2005           2004            2005           2004
                                                                               ----           ----            ----           ----
Consolidated Statements of Operations Data:
  SourceForge revenues .............................................            25.2%          18.9%           21.9%          15.4%
  Online Media revenues ............................................            27.0           35.2            24.1           32.2
  E-commerce revenues ..............................................            39.7           38.4            47.0           45.8
  Online Images revenues ...........................................             8.1            7.5             7.0            6.5
  Other revenues ...................................................             0.0            0.0             0.0            0.2
                                                                               -----          -----           -----          -----
     Net revenues ..................................................           100.0%         100.0%          100.0%         100.0%
                                                                               -----          -----           -----          -----
  SourceForge cost of revenues .....................................             3.3            4.9             3.1            6.8
  Online Media cost of revenues ....................................            11.4           10.1            10.2           10.0
  E-commerce cost of revenues ......................................            30.6           31.2            36.9           36.6
  Online Images cost of revenues....................................             1.7            1.9             1.6            1.7
                                                                               -----          -----           -----          -----
     Cost of revenues ..............................................            47.0           48.2            51.8           55.0
                                                                               -----          -----           -----          -----
  Gross margin .....................................................            53.0           51.8            48.2           45.0
                                                                               -----          -----           -----          -----
  Operating expenses:
     Sales and marketing ...........................................            35.9           36.2            30.8           34.7
     Research and development ......................................            20.8           22.9            18.9           23.7
     General and administrative ....................................            17.4           20.4            16.8           17.2
     Restructuring costs and other special charges .................             0.0           44.5            (0.4)          14.6
     Amortization of deferred stock compensation ...................             0.0            0.0             0.0            0.1
       Total operating expenses ....................................            74.1          124.0            66.1           90.3
                                                                               -----          -----           -----          -----
  Loss from operations .............................................           (21.2)         (72.2)          (17.9)         (45.3)
  Remeasurement of warrant liability ...............................             0.0           12.7             0.0            7.1
  Interest Income, net .............................................             3.0            3.0             2.5            3.2
  Other income, net ................................................             0.2           (0.1)            0.4            4.2
                                                                               -----          -----           -----          -----
  Net loss .........................................................           (18.0)%        (56.6)%         (15.0)%        (30.8)%
                                                                               =====          =====           =====          =====


  Net Revenues


                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
SourceForge revenues .................        $ 1,918        $ 1,379        $ 5,380        $ 3,377             39%              59%
Online Media revenues ................          2,052          2,563          5,909          7,062            (20%)            (16%)
E-commerce revenues ..................          3,021          2,798         11,535         10,040              8%              15%
Online Images revenues ...............            620            548          1,712          1,416             13%              21%
Other revenues .......................           --                3           --               49           (100%)           (100%)
                                              -------        -------        -------        -------
Net revenues .........................        $ 7,611        $ 7,291        $24,536        $21,944              4%              12%
                                              =======        =======        =======        =======

    Net revenues increased during the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in Online Media business and other revenues derived from our previous hardware business.

    Net revenues increased during the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in Online Media business and other revenues derived from our previous hardware business.

    Sales for the three and nine months ended April 30, 2005 and April 30, 2004 were primarily to customers located in the United States of America.

     For the three and nine months ended April 30, 2005 and April 30, 2004 no one customer represented 10% or greater of net revenues. We do not anticipate that any one customer will represent more than 10% of net revenues in the near future.

     Net Revenues by Segment

     SourceForge Revenues

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
SourceForge revenues .....................    $1,918         $1,379         $5,380         $3,377             39%            59%
Percentage of total net revenues...........       25%            19%            22%            15%
Aggregate # of customers sold to..........       125             86            125             86             45%            45%
Avg. contract value ......................    $  131         $   92         $  112         $   75             42%            49%


    SourceForge revenues consist principally of fees for licenses of our SourceForge software products, maintenance, consulting and training.

    The growth during the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was primarily related to the SourceForge licensing and maintenance components of SourceForge revenue. The number of customers to whom we have licensed SourceForge increased to 125 and our average value of contracts sold during the quarter ended April 30, 2005 increased to $131,000. This is compared to 86 customers to whom we had licensed SourceForge with an average value of contracts sold during the quarter ended April 30, 2004 of $92,000.

    The growth during the nine months ended April 30, 2005 was primarily related to the SourceForge licensing and maintenance components of SourceForge revenue. We have increased the number of customers to whom we have licensed SourceForge to 125 and increased our average value of contracts sold during the nine months ended April 30, 2005 to $112,000. This is compared to 86 customers to whom we had licensed SourceForge with an average value of contracts sold during the nine months ended April 30, 2004 of $75,000.

     We expect SourceForge revenues to continue to increase as our new and returning customer base grows.

     Online Media Revenues

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Online Media revenues ..................      $2,052         $2,563         $5,909         $7,062            (20%)           (16%)
Percentage of total net revenues........          27%            35%            24%            32%

    During the three and nine months ended April 30, 2005, Online Media revenues were primarily derived from cash sales of advertising space on our various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. During the three and nine months ended April 30, 2004, Online Media revenues also included $0.3 million and $1.2 million of barter revenue, respectively.


                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Cash advertising .....................         $1,912         $2,069         $5,582         $5,198             (8%)              7%
Barter advertising ...................           --              300           --            1,229           (100%)           (100%)
Sponsorships .........................            128            188            303            629            (32%)            (52%)
Donations ............................             12              6             24              6            100%             300%
                                               ------         ------         ------         ------
Online Media revenues ................         $2,052         $2,563         $5,909         $7,062            (20%)            (16%)
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

    Sponsorship revenue is derived from non-CPM rate Web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program. Sponsorship revenue in the three and nine months ended April 30, 2005 and April 30, 2004 relates to certain contracts with one customer, IBM. The decrease in sponsorship revenue in the three and nine months ended April 30, 2005 as compared to the three and nine months ended April 30, 2004 was due to the expiration of one of those IBM contracts in the fourth quarter of fiscal 2004.


                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Cash advertising .....................       $  1,912       $  2,069       $  5,582       $  5,198          (8%)               7%
Impressions delivered ................        116,820        344,300        415,838        840,136         (66%)             (51%)
Average CPM rate .....................       $  16.37       $   6.01       $  13.42       $   6.19         172%              117%

     The decrease in cash advertising revenue during the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was due to the significant decrease in the number of impressions delivered, offset by an increase in the average contract CPM rate. The decrease in the number of impressions delivered was primarily due the decline in online advertising associated with an individually significant customer who had received a volume discount. The increase in average CPM rates was the result of the decline in advertising associated with this individually significant customer, driving the average CPM rate for the three months ended April 30, 2004 down. In the three months ended April 30, 2005, this customer represented only 2% of total cash advertising revenues. However, in the three months ending April 30, 2004, this same customer represented 31% of cash advertising revenues.

     The increase in cash advertising revenue during the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was due to the substantial increase in the average contract CPM rate, offset by a significant decrease in the number of impressions delivered. The increase in average CPM rates was the result of the decline in advertising associated with an individually significant customer who had received a volume discount, driving the average CPM rate for the nine months ended April 30, 2004 down. The decrease in the number of impressions delivered was primarily due to the decline in online advertising associated with this individually significant customer. In the nine months ended April 30, 2005, this customer represented only 3% of total cash advertising revenues. However, in the nine months ending April 30, 2004, this same customer represented 31% of cash advertising revenues.

     We believe that our prominent position in serving the growing Open Source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

     E-commerce Revenues


                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
E-commerce revenues ......................   $  3,021       $  2,798       $ 11,535       $ 10,040            8%             15%
Percentage of total net revenues .........         40%            38%            47%            46%
# of Orders (per quarter) ................     47,924         45,756        181,749        162,151            5%             12%
Avg.  order  size (in  whole dollars) ....   $  63.04       $  61.15       $  63.47       $  61.92            3%              3%

     E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

     The growth in the three and nine months ended April 30, 2005 as compared to the three and nine months ended April 30, 2004 is primarily due to increased consumer awareness of our site as a result of expanded advertising, a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced a 12% increase in the number of orders placed year over year for the nine months ended April 30.

     We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

     Online Images Revenues

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Online Images revenues .............         $  620         $  548          $1,712          $1,416            13%             21%
Percentage of total net revenues ...              8%             8%              7%              7%

     Online   Images   revenues   are   derived   from   the   online   sale  of
three-dimensional art, animations and presentations.

     The growth in the three and nine months ended April 30, 2005 as compared to the three and nine months ended April 30, 2004 is primarily due to increased consumer awareness of our site as a result of a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site.

     We expect Online Images revenues to continue to grow as our customer base grows.

     Other Revenues

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Other revenues ............................   $--            $  3           $--            $ 49            (100%)           (100%)
Percentage of total net revenues...........     0%              0%            0%              0%

     Other revenues were derived from our former hardware, and related customer support, and professional services businesses. The decrease in other revenues in the three and nine months ended April 30, 2005 as compared to the three and nine months ended April 30, 2004 is the direct result of exiting these former businesses. We expect other revenues to remain at zero throughout fiscal 2005 and thereafter.


  Cost of Revenues/Gross Margin

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Cost of revenues .............               $ 3,582        $ 3,513         $12,712        $12,077            2%               5%
Gross margin .................               $ 4,029        $ 3,778         $11,824        $ 9,867            7%              20%
Gross margin % ...............                    53%            52%             48%            45%

      Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with providing and running advertising campaigns and product costs associated with our E-commerce business.

    The increase in gross margins in the three and nine months ended April 30, 2005 as compared to the three and nine months ended April 30, 2004 was primarily the result of improvements in the SourceForge, E-commerce and Online Images businesses, offset by a decline in the Online Media margins.

    Cost of Revenues/Gross Margin by Segment

    SourceForge Cost of Revenues/Gross Margin

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
SourceForge cost of revenues ...........     $  254         $  360         $  774         $1,496            (29%)           (48%)
SourceForge gross margin ...............     $1,664         $1,019         $4,606         $1,881             63%            145%
SourceForge gross margin % .............         87%            74%            86%            56%

      SourceForge cost of revenues consist of personnel and outside contractor costs associated with providing software customer and professional services.

    The increase in our SourceForge gross margin percentages for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was primarily the result of leveraging our fixed personnel costs while increasing revenue levels.

    The increase in our SourceForge gross margin percentages for the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was primarily the result of lower outside contractor costs, decreased personnel costs due to a decrease in headcount and leveraging our fixed personnel costs while increasing revenue levels. The increased margin associated with lower outside contractor costs accounted for $0.3 million. The increased margin associated with decreased personnel accounted for $0.2 million, and the increased margin associated with leveraging our fixed personnel costs accounted for $0.2 million.

    Online Media Cost of Revenues/Gross Margin

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Online Media cost of revenues ...........    $  869         $  738          $2,509         $2,189            18%             15%
Online Media gross margin ...............    $1,183         $1,825          $3,400         $4,873           (35%)           (30%)
Online Media gross margin % .............        58%            71%             58%            69%

    Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of the sites and providing and running advertising campaigns.

    The decrease in Online Media gross margin percentages for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was primarily driven by the increase in Online Media cost of revenues on lower overall revenue volumes, primarily due to our elimination of our revenue generating barter programs. The increase in cost of revenues was primarily due to an increase in personnel costs related to editorial content contractors of $0.1 million.

     The decrease in Online Media gross margin percentages for the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was primarily driven by the increase in Online Media cost of revenues on lower overall revenue volumes, primarily due our elimination of our revenue generating barter programs. The increase in cost of revenues was primarily due to an increase in personnel costs related to editorial content contractors of $0.2 million and an increase in corporate overhead facilities costs of $0.1 million as a result of consolidating operations, offset by a decrease in depreciation expense and bandwidth costs associated with delivering advertising of $0.1 million.

    E-commerce Cost of Revenues/Gross Margin

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
E-commerce cost of revenues ..............   $2,329         $2,277          $9,043         $8,028             2%             13%
E-commerce gross margin ..................   $  692         $  521          $2,492         $2,012            33%             24%
E-commerce gross margin % ................       23%            19%             22%            20%

    E-commerce  cost  of  revenues  consist  of  product  costs,   shipping  and
fulfillment costs and personnel costs associated with the operations and merchandising functions.

    The increase in E-commerce cost of revenues in absolute dollars in the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was primarily due to increased shipping costs of $0.1 million. The increase in shipping costs was partially related to increased revenue levels and partially due to rate increases and fuel surcharges by both UPS and DHL. E-commerce gross margin percentages have increased for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 primarily as a result of higher product margins due to product mix. Product cost decreased slightly on increased revenue levels.

    The increase in E-commerce cost of revenues in absolute dollars in the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was primarily due to increased product costs of $0.3 million, shipping costs of $0.5 million and fulfillment costs of $0.2 million. The increase in product costs was the result of increased E-commerce revenue levels. The increase in shipping costs was partially related to increased revenue levels and partially due to rate increases and fuel surcharges by both UPS and DHL. The increase in fulfillment costs was partially related to increased revenue levels and partially due to the transition associated with changing our third party fulfillment partner in the later part of the fourth quarter of fiscal year 2004. E-commerce gross margin percentages have increased for the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 as a result of higher product margins due to product mix, offset by a slight deterioration in shipping and fulfillment margins.

    We  expect   E-commerce  cost  of  revenues  in  absolute  dollars  to  grow proportionately with E-commerce revenues in the future. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

    Online Images Cost of Revenues/Gross Margin

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Online Images cost of revenues ............  $  130         $  138          $  386        $  364            (6%)             6%
Online Images gross margin ................  $  490         $  410          $1,326        $1,052            20%             26%
Online Images gross margin % ..............      79%            75%             77%           74%

    Online Images cost of revenues consist of direct material costs for animation CDs and personnel costs associated with the operations.

    The increase in our Online Images gross margin percentages for the three and nine months ended April 30, 2005 as compared to the three and nine months ended April 30, 2004 was primarily due to increased material costs consistent with the increase in revenues, offset by a decrease in costs associated with bandwidth.

Operating Expenses

  Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.


                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Sales & Marketing ........................   $2,730         $2,639          $7,546         $7,623             3%             (1%)
Percentage of total net revenues .........       36%            36%             31%            35%
Headcount ................................       35             25              35             25

    The slight increase in absolute dollars in the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was primarily related to an increase in employee expenses of $0.3 million, offset by a decrease in our Online Media marketing expense related to barter of $0.3 million. The $0.3 million increase in employee expense was primarily related to an increase in headcount. The decline in our barter marketing expense was due to the elimination of our revenue generating barter related programs in the first quarter of fiscal 2005. Going forward, we do not anticipate any expense related to barter programs.

    The slight decrease in absolute dollars in the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was primarily related to a decrease in our Online Media marketing expense related to barter of $1.2 million, offset by increases in employee expenses of $0.6 million, commission expenses of $0.3 million, credit card fees of $0.1 million and marketing expense of $0.1 million. The decline in our barter marketing expense was due to the elimination of our revenue generating barter related programs in the first quarter of fiscal 2005. The $0.6 million increase in employee expense was primarily related to an increase in headcount. The $0.3 million in commission expense was a direct result of increased revenue related to our SourceForge segment. The increase in credit card fees was related to our ThinkGeek segment and was the result of increased sales volumes. The increase in marketing expense was related to public relations for our Online Media segment. The decrease as a percentage of net revenues was due to increased revenue levels.

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


                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
SourceForge R&D ...........................  $  996         $1,128          $2,862         $3,655           (12%)            (22%)
Online Media R&D ..........................     455            390           1,317          1,142            17%              15%
E-commerce R&D ............................      54             53             177            125             2%              42%
Online Images R&D .........................      80             96             285            288           (17%)             (1%)
                                             ------         ------          ------         ------
Total Research & Development ..............  $1,585         $1,667          $4,641         $5,210            (5%)            (11%)
                                             ======         ======          ======         ======
Percentage of total net revenues ..........      21%            23%             19%            24%
Headcount .................................      37             38              37             38

     The decrease in absolute dollars in the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was primarily due to a decrease in allocated facility expenses of $0.1 million. The decrease in allocated facility expenses was primarily related to rent and depreciation. Rent expense has decreased for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the third quarter of fiscal 2004. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels.

     The decrease in absolute dollars in the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was primarily due to a decrease in allocated facility expenses of $0.5 million and a decrease in the use of SourceForge contractors of $0.1 million. The decrease in allocated facility expenses was primarily related to rent and depreciation. Rent expense has decreased for the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the first nine months of fiscal 2004. The decrease in SourceForge contractors was specifically related to a decrease in our utilization of Cybernet Software Solutions, Inc. following the completion of the development phase of SourceForge Version 3.4 in the later part of the first quarter of fiscal 2004. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels.

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


                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
General & Administrative ..................  $1,328         $1,490          $4,133         $3,722           (11%)            11%
Percentage of total net revenues ..........      17%            20%             17%            17%
Headcount .................................      19             20              19             20

    The decrease in absolute dollars in the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was primarily related to employee expenses of $0.2 million, recruiting expenses of $0.1 million and allocated facility expenses of $0.2 million, offset by an increase in accounting fees of $0.1 million and franchise tax expense of $0.1 million. The decrease of employee expenses of $0.2 million was associated with severance paid in the third quarter of fiscal 2004. The decrease in recruiting expenses of $0.1 million was associated with the placement fee for one of the company's executives in the third quarter of 2004. The decrease in allocated facility expenses of $0.2 million was primarily related to rent and depreciation. Rent expense has decreased for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the third quarter of fiscal 2004. The increase in accounting fees of $0.1 million was due to additional costs associated with Sarbanes-Oxley compliance. The increase in franchise tax expense was the result of a credit received for overpayment in the third quarter of fiscal 2004. The slight decrease as a percentage of net revenues was primarily due to our decreased expense levels and increased revenue.

    The increase in absolute dollars in the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million, $0.9 million of which was associated with the IPO Securities Litigation that was ultimately paid by one of our insurers and $0.3 million of which related to a lawsuit that was favorably resolved. Excluding these reversals, general and administrative expenses decreased $0.8 million in the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004. The decrease, excluding reversals of legal expenses, was primarily related to decreased employee expenses, consulting expenses, recruiting expenses and allocated facility expenses, offset by an increase in accounting fees and franchise tax expense. The decrease in employee expenses of $0.5 million was associated with bonuses. The decrease in consulting expenses of $0.1 million was related to engaging an outside firm to assist us in a sales tax audit in fiscal 2004. The audit was concluded in fiscal 2004, therefore, no such expenses were incurred in the first quarter of fiscal 2005. The decrease in recruiting expenses of $0.2 million was associated with the placement fee for one of the company's executives in the second and third quarters of 2004. The decrease in allocated facility expenses of $0.2 million was primarily related to rent and depreciation. Rent expense has decreased for the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in the first nine months of fiscal 2004. The increase in accounting fees of $0.1 million was due to additional costs associated with Sarbanes-Oxley compliance. The increase in franchise tax expense was the result of a credit received for overpayment in the third quarter of fiscal 2004. The increase as a percentage of net revenues was primarily due to our increased expense levels related to legal accrual reversals in the first quarter of fiscal 2004.

    We expect general and administrative expenses to increase in absolute dollars as we continue to prepare for the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and increase slightly as a percentage of revenue in the future.

  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our current SourceForge, Online Media, E-commerce and Online Images businesses and reduce our operating losses in order to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached agreements in principal to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of April 30, 2005, we had an accrual of approximately $8.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                               Total
                                                             Charged To       Total          Total        Total
                                                             Operations     Charged To     Charged To      Cash      Restructuring
                                                               Fiscal       Operations     Operations    Receipts/     Liabilities
                                                             2001-2003      Fiscal 2004    Fiscal 2005   (Payments)   April 30, 2005
                                                             ---------      -----------    -----------   ----------   --------------
Cash Provisions:
  Other special charges relating to
    restructuring activities..............................    $  1,349       $   --         $   --        $   (1,349)     $   --
  Facilities charges......................................      16,176            713           (101)         (8,301)        8,487
  Employee severance and other related charges............       5,532           --             --            (5,532)         --
                                                              --------       --------       --------      ----------      --------
      Total cash provisions...............................      23,057            713           (101)     $  (15,182)     $  8,487
                                                              --------       --------       --------      ----------      --------
Non-cash:
   Write-off of goodwill and intangibles .................      90,355           --             --

   Write-off of other special charges relating to
     restructuring  activities ...........................       9,323          2,496           --

  Write-off of accelerated options from
    terminated employees..................................       1,352           --             --
   Acceleration of deferred stock compensation............      36,064           --             --
                                                              --------       --------     ----------
      Total non-cash provisions...........................     137,094          2,496           --
                                                              --------       --------     ----------
      Total provisions....................................    $160,151       $  3,209     $     (101)
                                                              ========       ========     ==========

Below is a summary of the changes to the restructuring liability (in thousands):



                                                                         Balance at     Charged to                   Balance at
Changes in the total accrued restructuring  liability                     Beginning     Costs and                       End
-----------------------------------------------------                     of Period      Expenses      Deductions    of Period
                                                                          ---------      --------      ----------    ---------
   From July 29, 2000  through July 31, 2003 ..........................   $   --        $ 23,057       $ (8,168)      $ 14,889
   For the year ended July 31, 2004 ...................................   $ 14,889      $    713       $ (4,319)      $ 11,283
   For the nine months ended April 30, 2004 ...........................   $ 14,889      $    713       $ (3,104)      $ 12,498
   For the nine months ended April 30, 2005 ...........................   $ 11,283      $   (101)      $ (2,695)      $  8,487


Components of the total accrued restructuring liability                     Short         Long           Total
-------------------------------------------------------                     Term          Term         Liability
                                                                            ----          ----         ---------
   As of July 31, 2003 ................................................   $  4,117      $ 10,772       $ 14,889
   As of July 31, 2004 ................................................   $  3,440      $  7,843       $ 11,283
   As of April 30, 2004 ...............................................   $  4,023      $  8,475       $ 12,498
   As of April 30, 2005 ...............................................   $  1,982      $  6,505       $  8,487


  Amortization of Deferred Stock Compensation

    In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we recorded deferred stock compensation within stockholders' equity that was amortized on an accelerated basis over the vesting period for the individual award. We expensed deferred stock compensation of $20,000 during the nine months ended April 30, 2004. Deferred stock compensation was fully amortized as of October 31, 2003. As such, there was no deferred stock compensation expense during the three months ended April 30, 2004 or for the three and nine months ended April 30, 2005.

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

     Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement (the "Registration Statement") on Form S-3 in order to register the common stock and warrants issued in the Private Placement. The SEC declared the Registration Statement effective on April 30, 2004. Before the effective date of the Registration Statement, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants did not have the same rights as the other shares which were included in the Equity section of the Consolidated Balance sheet. Therefore, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants were classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date. Initially the Warrants were valued as of November 6, 2003, and were revalued on January 31, 2004 using the Black-Scholes valuation model and then, on April 30, 2004, the effective date of the Registration Statement, revalued again using the same Black-Scholes valuation model. As a result of these remeasurements, a non-cash credit adjustment of $1.9 million was recorded to properly value the liability. This credit adjustment was offset by a $0.3 million non-cash expense which was recorded as a result of not having the common stock shares associated with the Private Placement registered. Both adjustments have been recorded in "Remeasurement of warrant liability" in the Consolidated Statement of Operations. As a result of the S-3 becoming effective on April 30, 2004, the remaining liability for the warrants of $0.6 million was reclassified to equity as of that date.

  Interest and Other Income, Net

                                                Three Months Ended            Nine Months Ended
                                             ------------------------       ----------------------        % Change         % Change
                                             April 30,      April 30,       April 30,     April 30,         Three             Nine
($ in thousands)                                2005          2004            2005          2004           Months            Months
                                              -------        -------        -------        -------        --------         --------
Interest Income .........................    $ 233          $ 224           $ 646          $ 713            4%               (9%)
Interest Expense ........................    $  (4)         $  (1)          $ (35)         $  (5)           *                 *
Other Income (Expense) ..................    $  12          $  (8)          $ 101          $ 923            *               (89%)

*Percentage not meaningful

    The increase in interest income in the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was due to a slight increase in returns on our cash as interest rates have begun to improve.

    The decrease in interest income in the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 was due to decreased returns on our cash as a result of declining interest rates from the same period for the prior year.

    The increase in interest expense in the three and nine months ended April 30, 2005 as compared to the three and nine months ended April 30, 2004 was due to the equipment capital lease that we entered into in the second quarter of fiscal 2005. The capital lease expires in October 2005.

    Other income and expenses decreased in the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004 primarily due to proceeds received from a legal settlement in the first quarter of fiscal 2004 of $1.0 million.

  Income Taxes

    As of April 30, 2005, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

                                                                                                      Nine Months Ended
                                                                                            -------------------------------------
(in thousands)                                                                              April 30, 2005         April 30, 2004
                                                                                            --------------         --------------
Net cash provided by (used in):
     Operating activities ........................................................             $ (4,835)             $ (9,064)
     Investing activities ........................................................               (3,418)               (8,521)
     Financing activities ........................................................               17,884
                                                                                                                          456
Effect of exchange rate changes on cash and cash equivalents                                       (68)                     4
                                                                                               --------              --------
Net increase (decrease) in cash and cash equivalents .............................             $ (7,865)             $    303
                                                                                               ========              ========

    Our principal sources of cash as of April 30, 2005 are our existing cash, cash equivalents, short-term and long-term investments of $39.2 million, which excludes restricted cash of $1.5 million (refer to financing activities below for discussion on restricted cash). Cash and cash equivalents decreased by $3.5 million, and short-term and long-term investments decreased by $3.9 million at April 30, 2005 when compared to April 30, 2004. This decrease is primarily due to cash used in operations and payments related to idle facilities and capital expenditures.

    The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year to year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

Operating Activities

    The decrease in cash usage related to operating activities, net of non cash expense, in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004, was primarily the result of a decrease in net loss, net of non-cash expense, of $1.7 million, a decrease in accounts receivable of $1.2 million, a decrease in inventories of $0.5 million, a decrease in cash payments related to excess facilities and an increase in accrued liabilities and other of $1.9 million. The increased cash inflow related to accounts receivable was primarily the result of increased collections in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increased cash inflow related to inventories was primarily the result of decreased purchasing levels and increased sales levels compared to fiscal 2004. The increased cash inflow related to accrued restructuring was due to decreased cash payments related to excess facilities. Cash payments related to excess facilities in the first nine months of fiscal 2005 were $2.7 million compared to $3.1 million in the first nine months of fiscal 2004. The decreased change in restructuring liability for the first nine months of fiscal 2004 was due to a $0.7 million adjustment recorded based on the change in events related to excess facilities in the third quarter of fiscal 2004. The increased cash inflow related to accrued liabilities and other was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million and increasing accounting accruals related to the Company's Sarbanes-Oxley efforts in fiscal 2005. The increase in cash inflow was offset by an increase in accounts payable of $0.6 million as a result of the timing of payments.

Investing Activities

    Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

    The decrease in cash usage related to investing activities in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004, was primarily the result of a decrease in net purchases of marketable securities of $4.5 million and a decrease in capital expenditures of $0.4 million. During the first nine months of fiscal 2005, we purchased (net) $3.0 million in short and long-term marketable securities compared to a net purchase of $7.5 million in the first nine months of fiscal 2004. The decrease in cash usage related to capital expenditures was primarily related to a significant purchase of servers associated with our Online Media segment in the first quarter of 2004. The decrease in short and long-term marketable securities in the nine months of fiscal 2005 was due to liquidating the investments for use in operations and payments related to idle facilities and capital expenditures

Financing Activities

    The decrease in cash provided by financing activities in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004, was the result of a private placement issuance of shares of our common stock during the second quarter of fiscal 2004 and a decline in the cash generated from the issuance of common stock to our employees in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

     For the first nine months of fiscal 2005 and 2004, exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of April 30, 2005 and July 31, 2004, we had outstanding letters of credit issued under a line of credit of approximately $1.5 million related to our corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. We anticipate that this balance will decline by $0.5 million in the fourth quarter of fiscal year 2005 under the terms of our existing lease agreement. The remaining $1.0 million will decline as the Company meets certain financial covenants.

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

    Recent Accounting Pronouncements

    In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

    In December, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFAS 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

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

Although in the first nine months of our fiscal year 2005, which ended on April 30, 2005, approximately 22% of our revenue was derived from our SourceForge business, we devoted 62%, or $2.9 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge's significant research and development costs will materially and adversely affect our business and operating results.

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

If our online business fails to deliver innovative marketing programs, we will be unable to attract and retain advertisers, which will adversely affect our financial results.

The successful development and production of marketing programs is subject to numerous uncertainties, including our ability to:

     o enable advertisers to showcase products, services and/or brands to their intended audience;

     o anticipate and successfully respond to emerging trends in online advertising; and

     o   attract and retain qualified marketing and technical personnel.


We cannot assure you that our online marketing programs will enable us to attract and retain advertisers and generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that any new marketing programs will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs that allow us to expand our advertiser base, we will be unable to generate sufficient revenue to grow our online business.

Decreases or delays in advertising spending due to general economic conditions could harm our ability to generate advertising revenue, which would adversely affect our financial results.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by modest growth of marketing and advertising budgets. Because we derive a large part of our revenues from advertising fees, decreases in or delays of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues. Even if economic conditions continue to improve, marketing budgets and advertising spending may not increase from current levels.

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

Since becoming a public company, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for all or part of fiscal year 2005. Our average net monthly cash flow shortfall during the first nine months of fiscal 2005, which ended April 30, 2005 was approximately $0.5 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2006. While we believe we will not require additional capital to fund continued operations through fiscal year 2006, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

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

From time to time, the American Institute of Certified Public Accountants ("AICPA"), the Public Company Accounting Oversight Board ("PCAOB") and the SEC may issue guidelines and interpretations regarding the recognition of revenue from software and other activities. These new guidelines and interpretations could result in a delay in our ability to recognize revenue. If the Company has to delay the recognition of a significant amount of revenue in the future, this will have a material impact on the Company's reported financial results.

We have a history of losses and expect to continue to incur net losses for the foreseeable future. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a loss of $1.4 million for our third fiscal quarter ended April 30, 2005, and we had an accumulated deficit of $751.1 million as of April 30, 2005. We may continue to incur net losses in the future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2006.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of April 30, 2005, we had 124 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

                          Risks Related To Competition

If we do not effectively compete with new and existing competitors, our revenues will not grow and may decline, which will adversely impact our financial results.

We  believe  that the  emerging  collaborative  software  development  market is fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the marketplace. Our potential competitors include companies entrenched in closely related markets who may choose to enter and focus on collaborative software development. We expect competition to intensify in the future if the market for collaborative software development applications continues to expand. Our potential competitors include providers of software and related services as well as providers of hosted application services. Many of our potential competitors have significantly more resources, more experience, longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, open source code can be used to address some collaborative software development challenges. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source code will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business. Because individual product sales often lead to a broader customer relationship, our products must be able to successfully compete with and complement numerous competitors' current and potential offerings. Moreover, we may be forced to compete with our strategic partners, and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive position and operating results.

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

Our collection of trademarks is important to our business. The protective steps we take or have taken may be inadequate to deter misappropriation of our trademark rights. We have filed applications for registration of and registered some of our trademarks in the United States and internationally. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to protect our trademark rights adequately could damage our brand identity and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the third quarter of fiscal year 2005, the closing sale prices of our common stock on the Nasdaq ranged from $1.32 to $2.08 per share and the closing sale price on April 29, 2005 was $1.37 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

    The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of April 30, 2005. This table does not include money market funds because those funds are not subject to market risk.


                                                 Maturing              Maturing within               Maturing
(in thousands)                             within three months    three months to one year    Greater than one year
                                           -------------------    ------------------------    ---------------------
As of April 30, 2005
Cash equivalents                                   $850
    Weighted-average interest rate                 2.95%
Short-term investments                                                   $32,319
    Weighted-average interest rate                                          3.80%
Long-term investments                                                                                $2,803
    Weighted-average interest rate                                                                     5.08%

    We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

    The estimated fair value of our cash, cash equivalents and investments approximate carrying value. We do not currently hold any derivative instruments and do not engage in hedging activities.


Item 4.  Controls and Procedures

    In connection with the interim review of the Company's financial statements as of April 30, 2005, the Company's independent registered public accounting firm communicated to the Company's management and the Audit Committee of the Board of Directors that they had identified a control deficiency that existed in the design or operation of the Company's internal controls over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in the Company's annual or interim financial statements and not be prevented or detected. The material weakness identified by the Company's independent accountants pertains to the need for additional resources and technical accounting expertise to be available to the Company's accounting and financial reporting function to assist the Company in addressing relatively complex transactions and/or accounting issues that arise from time to time in the course of the Company's operations.


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

         Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the '34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that the Company's transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, are intended to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.

         Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, the disclosure controls and procedures were ineffective, due to the material weakness described above, in ensuring that all material information required to be disclosed in the reports the Company files and submits under the '34 Act has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required. As discussed in Item 4 (b) below, the Company is taking steps to remediate the material weakness.


     b)  Changes in internal controls over financial reporting.
         The Company has identified the corrective actions necessary to address the control deficiencies described above, as follows:

         o Engage and involve outside contractors with technical accounting expertise, as needed, early in the process of evaluating a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such transaction; and

         o Require senior accounting personnel and the principal accounting officer to review, approve, establish standards for documentation of and document, or directly oversee documentation of, the accounting treatment for complex, non-routine transactions, including the analysis thereof and related conclusions reached.

         During the fourth quarter of fiscal year 2005, the Company began implementing, and intends to fully implement, the foregoing corrective actions. The Company believes that these corrective actions will mitigate the control deficiencies during the Company's fourth fiscal quarter of 2005 and intends to develop procedures for the testing of these controls to determine if the material weakness has been remediated. The Company expects that testing of these controls will be completed prior to the end of its 2005 fiscal year and that its controls and procedures will continue to improve as a result of the further implementation of these measures.

     c)  Limitations on the Effectiveness of Controls.
         The Company's management, including its CEO and CFO, does not expect that its disclosure controls or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

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

         The Company acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate internal controls over financial reporting since mid fiscal 2004. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting;
         (ii) take steps to improve control processes where required; (iii) verify through testing whether controls are functioning; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.

         Although the Company's independent registered public accounting firm identified a control deficiency that existed in the design or operation of the Company's internal controls over financial reporting as of April 30, 2005, the Company believes that the corrective actions noted above will mitigate the control deficiencies during the Company's fourth fiscal quarter of 2005. However, given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance at this time as to its, or its independent auditor's, conclusions as of July 31, 2005 with respect to the effectiveness of its internal controls over financial reporting.


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




Item 6. Exhibits
Exhibits

   ------------------- ------------------------------------------------------------------------------------------------------------
      Exhibit No.      Description
   ------------------- ------------------------------------------------------------------------------------------------------------
          31.1         Rule 13a-14(a) Certification of Chief Executive Officer.
   ------------------- ------------------------------------------------------------------------------------------------------------
          31.2         Rule 13a-14(a) Certification of Chief Financial Officer.
   ------------------- ------------------------------------------------------------------------------------------------------------
          32.1         Certification Of Chief Executive  Officer and Chief Financial  Officer Pursuant To 18 U.S.C.  Section 1350,
                       As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
   ------------------- ------------------------------------------------------------------------------------------------------------


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VA SOFTWARE CORPORATION

                                         By:  /s/  ALI JENAB
                                              ----------------------------------
                                                   Ali Jenab
                                                   President and
                                                   Chief Executive Officer


                                         By:  /s/  KATHLEEN R. MCELWEE
                                              ----------------------------------
                                                   Kathleen R. McElwee
                                                   Senior Vice President and
                                                   Chief Financial Officer
Date: June 9, 2005

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