Form 10-K
period 2005-07-31
VA SOFTWARE CORP
filed 2005-10-31
CIK 1096199

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2005

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from ______ to _______.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of September 30, 2005, there were 61,690,872 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of January 31, 2005 (based on the closing price for the Common Stock on the NASDAQ National Market for such date) was approximately $112,860,976. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement") to be held on December 10, 2005, and to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended July 31, 2005, are incorporated by reference into Part III of this Form 10-K.

================================================================================


                                                         Table of Contents


                                                              PART I

Item 1    Business
               Overview....................................................................................................    4
               Sales and  Marketing........................................................................................    6
               Research and Development....................................................................................    6
               Competition.................................................................................................    7
               Intellectual Property Rights................................................................................    8
               Seasonality.................................................................................................    8
               Employees...................................................................................................    9
Item 2    Properties.......................................................................................................    9
Item 3    Legal Proceedings................................................................................................    9
Item 4    Submission of Matters to a Vote of Security Holders..............................................................    9

                                                             PART II

Item 5    Market for the Registrant's Common Stock and Related Stockholder Matters.........................................    9
Item 6    Selected Consolidated Financial Data.............................................................................    11
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations............................    11
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......................................................    40
Item 8    Financial Statements and Supplementary Data......................................................................    41
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................    64
Item 9A   Controls and Procedures..........................................................................................    64


                                                             PART III

Item 10   Directors and Executive Officers of the Registrant...............................................................    71
Item 11   Executive Compensation...........................................................................................    71
Item 12   Security Ownership of Certain Beneficial Owners and Management...................................................    71
Item 13   Certain Relationships and Related Transactions...................................................................    71
Item 14   Principal Accounting Fees and Services. .........................................................................    71

                                                             PART IV

Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................................    72
          Signatures.......................................................................................................    72

                                     PART I
Item 1.  Business

Special Note Regarding Forward-Looking Statements


     This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as "intend," "expect," "believe," "in our view," and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our and the amount of cash utilized by operations;
our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under "Competition" and in the Risk Factors contained in the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction

     We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation (the "Company") and we develop, market and support a software application known as SourceForge Enterprise Edition ("SourceForge") and also own and operate OSTG, Inc. ("OSTG") and its wholly-owned subsidiaries, a network of Internet web sites, offering advertising, retail and animation services and products.

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

    You can access other information at our Investor Relations web site. The address is www.vasoftware.com/company/. The content of this web site is not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge, copies of our annual report on Form 10-K as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made our annual reports on Form 10-K available on our web site since November 2002.

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

     Our SourceForge segment represented 23%, 17% and 12% of net revenues during fiscal 2005, 2004 and 2003, respectively.

  Online Media

     Our Online Media segment consists of a network of Internet web sites serving the IT professional and software development communities. As of August 30, 2005, OSTG reaches more than 19 million unique visitors and serves more than 290 million page views per month. We believe that OSTG is the most dynamic community-driven media network on the web and a cornerstone of the open source software development community. OSTG attracts IT decision-makers and buyers, from chief technology officers to project managers. Technologists, developers and system administrators turn to OSTG sites to create debate and make IT news. OSTG is supported by sponsors and advertisers who want to reach the unique demographic of IT professionals and developers that visit our OSTG web sites. Our OSTG web sites include:

     o SourceForge.net, our flagship web site and software development center. As of August 30, 2005, SourceForge.net was the development home for more than 100,000 software development projects and had more than 1,000,000 registered users.

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

     Our Online Media segment represented 25%, 33% and 43% of net revenues during fiscal 2005, 2004 and 2003, respectively.

   E-commerce

     Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. ("ThinkGeek"), a wholly-owned subsidiary of OSTG. We believe we offer a significantly broader range of unique products in a centralized location than are available in traditional stores. We do not have the shelf display space limitations that brick-and-mortar stores do. Our customers are able to buy electronics, office gadgets, apparel, caffeinated products and other specialty items with a single check-out. Consumers can either access the information directly through our web site, or get free help from our customer care representatives and experts by contacting them by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF.

     The E-commerce segment represented 45%, 43% and 35% of net revenues during fiscal 2005, 2004 and 2003, respectively.

   Online Images

     Our Online Images segment provides online sales of three-dimensional art, animations and presentations through Animation Factory, Inc. ("Animation Factory"), a wholly-owned subsidiary of OSTG. Our online image products are either sold in the form of a CD or as a subscription which offers subscribers a dynamic downloadable collection of easy to use animations that work in email, web pages and presentations. We believe that we offer an array of unique animations on the web giving customers access to over 300,000 animations and 50,000 web designs. Consumers can either access the information directly through our web site, or get free help from our customer care representatives and experts by contacting them by e-mail through www.animationfactory.com or by telephone at 1-800-525-2475.

     The Online Images segment represented 7% of net revenues during each fiscal period 2005, 2004 and 2003, respectively.

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

  Online Media

     We primarily market and sell our Internet advertisements via OSTG's direct sales organization and its web sites. In addition, we have entered into co-marketing agreements with certain third parties with respect to marketing and/or selling advertising space on OSTG web sites.

   E-commerce

     Our E-commerce marketing and promotion strategy is designed to increase customer traffic to our on-line store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. In addition, we have entered into co-marketing agreements with certain third parties with respect to marketing our E-commerce web site. We intend to continue to use the unique capabilities of the Internet as a means to encourage new and repeat customers to our web sites. Our advertising campaigns are focused on the OSTG web sites which enables OSTG to direct customers to our products through a link to our web site. In addition, we currently offer a customer retention program, Geek Points, which is designed to add new customers and build customer loyalty. Through this program, customers are rewarded for shopping with us. When the customer signs up for Geek Points, they earn points on all of their purchases. Rewards for Geek Points participants include special promotions, discounts and access to products available only to those customers enrolled in the program.

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

    E-commerce

     We have implemented a broad array of services and systems for customer service, product searching, order processing and order fulfillment functions, including, among other things:

     o    Accepting and validating customer orders;

     o Organizing, placing and managing orders with vendors and fulfillment partners;

     o Receiving product and reserving inventory for specific customer orders; and

     o Managing shipment of products to customers based on various ordering criteria.

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

  Online Media

     The market for Internet services provided by OSTG is highly competitive. Advertisers have many alternatives available to reach their target audience, including print (e.g., Ziff Davis Media's eWeek and International Data Group's Computerworld), general portal sites (e.g., aol.com, yahoo.com, google.com and msn.com) and other web sites focused on vertical markets (e.g., CNet Networks, Inc.'s cnet.com and techrepublic.com).

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

     To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues.

   Online Images

     The market for online images provided by Animation Factory is competitive. Competitive factors in this industry include the quality, relevance and diversity of the image library, customer service, pricing, accessibility of our images and our speed of fulfillment. Our primary competitor is Jupiter Media Corporation's site, Animation.com, which offers similar 3-D animation subscriptions.

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

     In the past several years, a substantial portion of our E-commerce revenues occurred in our second fiscal quarter, which in fiscal year 2006 will begin on November 1, 2005, and end on January 31, 2006. As is typical in the retail industry, we generally experience lower E-commerce revenues during the other quarters. Therefore, our E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or our full fiscal year.

Employees

     We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relations with our employees are good. As of July 31, 2005, our employee base totaled 127, including 35 in operations, 35 in sales and marketing, 37 in research and development and 20 in finance and administration.

Item 2.  Properties

Our principal locations are as follows:

                                                                                         Approximate            Expiration
                                                                                            Size                    of
           Location                                   Purpose                         (in square feet)             Lease
-------------------------------     ---------------------------------------------    --------------------    ------------------
United States of America
Fremont, California                 100% sublet through lease expiration date              102,544                  2010
Fremont, California                 Corporate   headquarters;   SourceForge  and            36,767                  2010
                                    OSTG  sales and  marketing,  administration,
                                    research & development
Sunnyvale, California               100% sublet through lease expiration date               45,647                  2005
San Diego, California               100% sublet through lease expiration date               39,010                  2005
Fairfax, Virginia                   ThinkGeek operations                                     2,400                  2005
Sioux Falls, South Dakota           Animation Factory research & development                 3,160                  2006


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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     Our common stock is traded on the NASDAQ National Market System under the symbol LNUX. As of October 10, 2005, there were 865 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

                                                         High       Low
                                                         ----       ---
   Fiscal Year Ended July 31, 2005:
   Fourth Quarter..................................     $  2.00   $  1.34
   Third Quarter...................................     $  2.08   $  1.32
   Second Quarter..................................     $  2.99   $  1.84
   First Quarter...................................     $  2.13   $  1.58
   Fiscal Year Ended July 31, 2004:
   Fourth Quarter..................................     $  2.48   $  1.69
   Third Quarter...................................     $  4.03   $  1.98
   Second Quarter..................................     $  5.26   $  2.98
   First Quarter...................................     $  5.84   $  1.92

     The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.


Equity Compensation Plans

     The following table summarizes our equity compensation plans as of July 31, 2005, all of which have been approved by our stockholders:


                            |            A                           B                                     C
                            |
     Plan Category (1)      |  Number of securities to        Weighted average        Number of securities remaining available for
                            |  be issued upon exercise        exercise price of      future issuance under equity compensation plan
                            |   of outstanding options       outstanding options      (excluding securities reflected in column A)
 Equity compensation plans  |
 approved by stockholders   |      11,134,549 (2)                  $2.89                         13,970,399 (3) - (6)

(1)      The table does not include information for equity compensation plans assumed by the Company in acquisitions. As of July 31,
         2005, a total of 91,497  shares of the  Company's  common stock remain  issuable and  outstanding  upon exercise of options granted  under plans  assumed by the  Company in its  acquisition  of OSTG.  The  weighted  average  exercise  price of all outstanding  options  granted under these plans at July 31, 2005 is $39.12.  The Company does not grant  additional  awards under these assumed plans.

(2)      Includes  10,552,465  options  outstanding  under the Company's 1998 Stock Plan and 582,084 options  outstanding  under the
         Company's 1999 Director's Plan.

(3)      Includes 2,461,987 shares of common stock reserved for issuance under the Company's 1999 Employee Stock Purchase Plan.

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

Item 6.  Selected Consolidated Financial Data

     You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 31, 2005, July 31, 2004 and July 31, 2003 and the balance sheet data as of July 31, 2005 and July 31, 2004 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 27, 2002 and July 28, 2001 and the balance sheet data as of July 31, 2003, July 27, 2002 and July 28, 2001 are derived from audited financial statements not appearing in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

                                           Summary Financial Information
                                       (In thousands, except per share data)

                                                                                         For the years ended
                                                                   -------------------------------------------------------------
                                                                    July 31,     July 31,     July 31,     July 27,     July 28,
                                                                      2005         2004         2003         2002         2001
                                                                   ---------    ---------    ---------    ---------    ---------
 Selected Consolidated Statements of Operations Data:
  Net revenues .................................................   $  32,887    $  29,261    $  24,228    $  20,385    $ 134,890
  Cost of revenues .............................................      16,434       15,537       12,780        9,661      154,103
                                                                   ---------    ---------    ---------    ---------    ---------
  Gross margin .................................................      16,453       13,724       11,448       10,724      (19,213)
  Loss from operations .........................................      (5,652)     (11,007)     (14,882)     (93,248)    (531,798)
  Net loss .....................................................      (4,694)      (7,640)     (13,798)     (91,038)    (525,268)
                                                                   =========    =========    =========    =========    =========
  Net loss attributable to common stockholders .................   $  (4,694)   $  (7,640)   $ (13,798)   $ (91,038)   $(525,268)
                                                                   =========    =========    =========    =========    =========

  Basic and diluted net loss per share .........................   $   (0.08)   $   (0.13)   $   (0.25)   $   (1.72)   $  (10.78)
                                                                   =========    =========    =========    =========    =========
  Shares used in computing basic and diluted net loss per share       61,454       59,684       54,110       53,064       48,741
                                                                   =========    =========    =========    =========    =========

Selected Balance Sheet data at year-end:
  Cash, cash equivalents and investments .......................   $  38,420    $  44,042    $  38,847    $  53,046    $  80,083
  Working capital ..............................................   $  34,369    $  25,866    $  28,825    $  33,486    $  62,444
  Total assets .................................................   $  47,381    $  53,679    $  48,495    $  66,968    $ 173,033
  Liabilities, net of current portion ..........................   $   7,378    $   9,192    $  11,953    $  15,575    $  13,178
  Total stockholders' equity (deficit) .........................   $  31,665    $  35,770    $  27,202    $  39,388    $ 126,362


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

     Our goals for fiscal 2005 were to continue to add new SourceForge customers and broaden our advertising base for OSTG while increasing traffic, all with a focus towards driving the Company towards profitability.

     Within the SourceForge segment, we continued to increase the number of customers to whom we have sold our SourceForge products, totaling 130 at July 31, 2005.

     Within the Online Media segment, we reached record levels of page views, unique visitors and advertisers. As of July 31, 2005, OSTG reached nearly 19 million unique visitors and served more than 290 million page views per month.

     Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 17% from the prior year.

     Within the Online Images segment, we grew our revenue by 19% from the prior year.

     Net revenues during fiscal 2005 increased as compared to fiscal 2004 primarily due to increased sales in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media business and other revenue derived from our previous hardware business. SourceForge sales increased due to an increase in the number of customers to whom we have licensed SourceForge. E-commerce and Online Images sales increased due to an increase in our customer base related to these segments.

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

     For total operations, our net loss was $4.7 million, $7.6 million and $13.8 million during fiscal year 2005, 2004 and 2003, respectively, or $0.08, $0.13 and $0.25, respectively, in basic and diluted net loss per share.

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

     Online Media Revenues

     Online Media revenues are derived from the sale of advertising space on our various web sites. We recognize Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Our obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, we do not recognize the corresponding revenues until the guaranteed impressions are achieved. Prior to the fiscal year ended July 31, 2004, we recorded barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." We broadcast banner advertising in exchange for similar banner advertising on third-party web sites. Our barter arrangements are documented with our standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions include, but are not limited to, the web sites for each company that will display the impressions, the time frame that the impressions will be displayed, and the number, type and size of impressions to be delivered.

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

     Online Images Revenues

     Software revenues related to digital animations consist of fees for licenses and memberships for our animation software products. We recognize all software revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" as described in detail above. We offer two Animation Factory membership agreement options: Gold and Platinum. Both Gold and Platinum memberships are available for either a three-month or one-year term. Revenues related to animation memberships are recognized over the life of the membership term.

     Impairment of Long-Lived Assets

     We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards "SFAS" No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset's carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     Restructuring Costs and Other Special Charges

     As discussed in Note 3 of the notes to the consolidated financial statements, we have recorded significant restructuring charges in connection with exiting our hardware systems, managed services, and professional services and Linux software engineering services businesses during the fiscal years ended 2002 and 2001. A significant portion of these charges related to excess facilities primarily from non-cancelable leases or other costs for the abandonment or disposal of property and equipment. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its

Fremont, California headquarters to a smaller building in the same complex. In addition, during the third quarter of fiscal 2004, the Company reached an agreement in principal to sublet unoccupied portions of properties that it leases in Fremont, California and Sunnyvale, California (also included as part of the original 2002 restructuring plan). As a result of the change in circumstances, original accruals were reevaluated and adjusted accordingly. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force "EITF" 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". Restructuring charges recorded in fiscal 2004 and 2005 were considered adjustments to the original restructuring plans, therefore, Statements of Financial Accounting Standards "SFAS" No. 146 "Accounting for
Costs Associated with Exit or Disposal Activities" was not applicable. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly.

     Income Taxes

    We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process in preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets or liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. While we have considered future taxable income in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would be made, increasing income in the period in which such determination was made.

     Contingencies and Litigation

     We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5, "Contingencies and Commitments" and recorded if probable after careful analysis of each individual matter. The required loss contingencies may change in the future as the facts and circumstances of each matter change.

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


                                                         For the years ended
                                                    ----------------------------
                                                    July 31,  July 31,  July 31,
                                                      2005      2004      2003
                                                     -----     -----     -----
Consolidated Statements of Operations Data:
  Net revenues ....................................  100.0     100.0     100.0
  Cost of revenues ................................   50.0      53.1      52.7
                                                     -----     -----     -----
  Gross margin ....................................   50.0      46.9      47.3
                                                     -----     -----     -----
  Operating expenses:
     Sales and marketing ..........................   30.6      34.5      40.4
     Research and development .....................   18.6      23.0      32.3
     General and administrative ...................   18.0      15.9      26.6
     Restructuring costs and other special charges    (0.3)     11.0      (1.1)
     Amortization of deferred stock compensation ..    0.0       0.1       0.6
     Amortization of goodwill and intangible assets    0.0       0.0       8.9
     Impairment of long-lived assets ..............    0.3       0.0       1.0
                                                     -----     -----     -----
       Total operating expenses ...................   67.2      84.5     107.7
                                                     -----     -----     -----
  Loss from operations ............................  (17.2)    (37.6)    (60.4)
  Remeasurement of warrant liability ..............    0.0       5.4       0.0
  Interest and other income, net ..................    2.9       6.2       4.5
                                                     -----     -----     -----
  Net loss ........................................  (14.3)%   (26.0)%   (56.9)%
                                                     =====     =====     =====


  Net Revenues

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
SourceForge revenues              $ 7,555             $ 4,995              $ 2,918             51%               71%
Online Media revenues               8,130               9,728               10,405            (16%)              (7%)
E-commerce revenues                14,918              12,567                8,565             19%               47%
Online Images revenues              2,284               1,922                1,580             19%               22%
Other revenues                        --                   49                  760           (100%)             (94%)
                                  -------             -------              -------
Net revenues                      $32,887             $29,261              $24,228             12%               21%
                                  =======             =======              =======


     Net revenues increased during fiscal 2005 as compared to fiscal 2004 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media revenue and other revenue derived from our previous hardware business.

     Net revenues increased during fiscal 2004 as compared to fiscal 2003 due primarily to an increase in our SourceForge, E-commerce and Online Images businesses, offset by a decrease in our Online Media revenue and other revenue derived from our previous hardware business.

     Sales for the fiscal years ended 2005, 2004, and 2003 were primarily to customers located in the United States of America.

     For the fiscal years ended July 31, 2005 and 2004, respectively no one customer represented 10% or greater of net revenues. Going forward, we do not anticipate that any one customer will represent more than 10% of net revenues.

     Net Revenues by Segment

     SourceForge Revenues

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
SourceForge revenues              $7,555              $4,995               $ 2,918             51%               71%
Percentage of total
  net revenues                        23%                 17%                   12%
Aggregate # of customers sold to     130                  97                    55             34%               76%
Avg contract value                $  106              $   75               $    60             41%               25%


     SourceForge revenues consist principally of fees for licenses of our SourceForge software products, maintenance, consulting and training.

     The growth during fiscal 2005 was primarily related to the SourceForge licensing and maintenance components of SourceForge revenue. We have increased the number of customers to whom we have licensed SourceForge to 130 and increased our average value of contracts sold during fiscal 2005 to $106,000. This is compared to 97 customers to whom we had licensed SourceForge with an average value of contracts sold during fiscal 2004 of $75,000.

     The growth during fiscal 2004 was primarily related to the SourceForge licensing and maintenance components of SourceForge revenue. We increased the number of customers to whom we licensed SourceForge to 97 and increased our average value of contracts sold during fiscal 2004 to $75,000. This is compared to 55 customers to whom we had licensed SourceForge with an average value of contracts sold during fiscal 2003 of $60,000.

     We expect SourceForge revenues to continue to increase as our new and returning customer base grows and our average contract value increases.

     Online Media Revenues

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Online Media revenues             $8,130              $9,728               $10,405            (16%)              (7%)
Percentage of total
  net revenues                       25%                  33%                   43%

     Online Media revenues are primarily derived from cash and barter sales of advertising space on our various web sites, as well as sponsorship and royalty related arrangements associated with advertising on these web sites. During fiscal 2004 and 2003, Online Media revenues also included $1.4 million and $2.0 million of barter revenue, respectively.


                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Cash advertising                  $5,805              $6,744               $ 3,944            (14%)              71%
Barter advertising                   --                1,427                 1,957           (100%)             (27%)
Sponsorships                         390                 715                 4,350            (45%)             (84%)
Donations                             32                 412                   --             (92%)             100%
Other revenue                      1,903                 430                   154            343%              179%
                               -------------       -------------        -------------
Online Media revenues             $8,130              $9,728               $10,405            (16%)              (7%)
                               =============       =============        =============

     Cash advertising revenue is derived from the number of impressions delivered and the average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) charged for the impressions delivered.

     Barter advertising is derived from banner advertising delivered in exchange for similar banner advertising on third-party web sites. Prior to our fiscal year ended July 31, 2004, we recorded barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash.

     Sponsorship revenue is derived from non-CPM rate web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. Sponsorship revenue in fiscal 2005 and 2004 relates to certain contracts with one customer, IBM. The decrease in sponsorship revenue in fiscal 2005 as compared to fiscal 2004 was due to the expiration of one of those IBM contracts in the fourth quarter of fiscal 2004. Sponsorship revenue in fiscal 2003 was primarily derived from one customer, Intel. The decrease in sponsorship revenue in fiscal 2003 as compared to fiscal 2004 was the result of Intel not renewing its contract for fiscal 2004 and 2005.

    Other revenue includes paid search, contextually-relevant advertising, and referral fees.

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Cash advertising                  $  5,805            $    6,744           $  3,944           (14%)              71%
Impressions delivered              538,151             1,162,028            563,795           (54%)             106%
Average CPM rate                  $  10.79            $     5.80           $   7.00            86%              (17%)

     The decrease in cash advertising revenue during fiscal 2005 as compared to fiscal 2004 was due to a significant decrease in the number of impressions delivered, offset by a substantial increase in the average contract CPM rate. The decrease in the number of impressions delivered was primarily due to the decline in online advertising associated with an individually significant customer who had received a volume discount. The increase in average CPM rates was the result of the decline in advertising associated with this individually significant customer, which drove the average CPM rate for fiscal 2004 down. In fiscal 2005, this customer represented only 4% of total cash advertising revenues. However, in fiscal 2004, this same customer represented 29% of cash advertising revenues.

     The increase in cash advertising revenue during fiscal 2004 as compared to fiscal 2003 was due to a significant increase in the number of impressions delivered, offset by a decrease in the average contract CPM rate. The increase in the number of impressions delivered was primarily due to increased online advertising associated with an individually significant customer who had received a volume discount. The decrease in average CPM rates was the result of the increased advertising associated with this individually significant customer, which drove the average CPM rate for fiscal 2004 down. In fiscal 2004, this customer represented 29% of total cash advertising revenues. However, in fiscal 2003, this same customer represented 17% of cash advertising revenues.

     We believe that our prominent position in serving the growing open source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

     E-commerce Revenues

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
E-commerce revenues               $ 14,918            $ 12,567             $  8,565            19%               47%
Percentage of total net
  revenues                              45%                 43%                  35%
# of Orders (per year)             235,375             201,542              138,495            17%               46%
Avg order size (in whole
  dollars)                        $  63.38            $  62.35             $  61.84             2%                1%


     E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

     The growth in fiscal 2005 and 2004 was primarily due to increased consumer awareness of our site as a result of expanded advertising, a broader product offering which attracted a larger customer base, as well as web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced a 17% and 46% increase in the number of orders placed during fiscal 2005 and 2004, respectively.

     We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

     Online Images Revenues

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Online Images revenues            $ 2,284             $ 1,922              $ 1,580             19%               22%
Percentage of total net
  revenues                              7%                  7%                   7%

     Online   Images   revenues   are   derived   from   the   online   sale  of
three-dimensional art, animations and presentations.

     The growth in fiscal 2005 and 2004 was primarily due to increased consumer awareness of our site as a result of a broader product offering which attracted a larger customer base, as well as web site enhancements and affiliate programs that drove more traffic to our site.

     We expect Online Images revenues to continue to grow as our customer base grows.

     Other Revenues

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Other revenues                    $   --              $   49               $  760            (100%)             (94%)
Percentage of total net
  revenues                            0.0%               0.2%                 3.1%

     Other revenues were derived from our former hardware, and related customer support, and professional services businesses. The decrease in other revenues in fiscal 2005 and 2004 is the direct result of exiting these former businesses. We expect other revenues to remain at zero going forward.

    Our revenue recognition policy related to our former hardware systems business followed SAB 104, "Revenue Recognition." Under SAB 104, we recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, we recognized product revenue upon shipment of the goods. We did not grant our customers any rights to return these products.

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

  Cost of Revenues/Gross Margin

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Cost of revenues                  $16,434             $15,537              $12,780              6%               22%
Gross margin                      $16,453             $13,724              $11,448             20%               20%
Gross margin %                         50%                 47%                  47%

     Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with providing and running advertising campaigns and product costs associated with our E-commerce and Online Images businesses. The above analysis is inclusive of any restructuring charges that were originally classified as cost of revenues or adjustments to those original restructuring charges. The below analysis represents cost of revenues, excluding all restructuring charges and adjustments:


                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Cost of revenues                  $16,434             $15,537              $12,780              6%               22%
Add back restructuring
  recoveries                         --                    12                  432           (100%)             (97%)
Cost of revenues (excl
  restructuring)                  $16,434             $15,549              $13,212              6%               18%
Gross margin (excl
  restructuring)                  $16,453             $13,712              $11,016             20%               24%
Gross margin % (excl
  restructuring)                       50%                 47%                  45%

     The restructuring credits in fiscal 2004 and 2003 were related to adjustments of prior period restructuring charges associated with inventory and warranty reserves in connection with our former hardware business.

     The increase in gross margins excluding the prior period restructuring reserves adjustments was primarily the result of improvements in the SourceForge, E-commerce and Online Images businesses, offset by a decline in the Online Media margins.

    Cost of Revenues/Gross Margin by Segment (Excluding Restructuring)

    SourceForge Cost of Revenues/Gross Margin

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
SourceForge cost of revenues      $ 1,028             $ 1,860              $ 1,997            (45%)              (7%)
SourceForge gross margin          $ 6,527             $ 3,135              $   921            108%              240%
SourceForge gross margin %             86%                 63%                  32%

     SourceForge cost of revenues consist of personnel and outside contractor costs associated with providing software customer and professional services.

     The increase in our SourceForge gross margin percentages for fiscal 2005 as compared to fiscal 2004 was primarily the result of lower outside contractor costs, decreased personnel costs due to a decrease in headcount and leveraging our fixed personnel costs while increasing revenue levels. The increased margin associated with lower outside contractor costs accounted for $0.3 million. The increased margin associated with decreased personnel accounted for $0.2 million, and the increased margin associated with leveraging our fixed personnel costs accounted for $0.3 million.

     The increase in our SourceForge gross margin percentages for fiscal 2004 as compared to fiscal 2003 was primarily the result of decreased personnel costs due to a decrease in headcount. The increased margin associated with decreased personnel accounted for $0.2 million.

    Online Media Cost of Revenues/Gross Margin

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Online Media cost of revenues     $3,320              $2,969               $3,852              12%              (23%)
Online Media gross margin         $4,810              $6,759               $6,553             (29%)               3%
Online Media gross margin %           59%                 69%                  63%

     Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of the sites and providing and running advertising campaigns.

     The decrease in Online Media gross margin percentages for fiscal 2005 as compared to fiscal 2004 was primarily driven by the increase in Online Media cost of revenues on lower overall revenue volumes, primarily due to our elimination of our revenue generating barter programs. The increase in cost of revenues was primarily due to an increase in personnel costs related to editorial content contractors of $0.2 million and an increase in corporate overhead facilities costs of $0.2 million as a result of consolidating operations, offset by a decrease in depreciation expense and bandwidth costs associated with delivering advertising of $0.1 million.

     The increase in Online Media gross margin percentages for fiscal 2004 as compared to fiscal 2003 was driven by the decrease in depreciation expense associated with servers that deliver editorial content and advertising of $0.8 million.

    E-commerce Cost of Revenues/Gross Margin

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
E-commerce cost of revenues       $11,591             $10,225              $7,025               13%              46%
E-commerce gross margin           $ 3,327             $ 2,342              $1,540               42%              52%
E-commerce gross margin %              22%                 19%                 18%

     E-commerce cost of revenues consist of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions.

     E-commerce gross margin percentages increased for fiscal 2005 as compared to fiscal 2004 as a result of higher product margins due to product mix, offset by a slight deterioration in shipping and fulfillment margins. The increase in E-commerce cost of revenues in absolute dollars in fiscal 2005 as compared to fiscal 2004 was primarily due to increased product costs of $0.6 million, shipping costs of $0.6 million and fulfillment costs of $0.2 million. The increase in product costs was the result of increased E-commerce revenue levels. The increase in shipping costs was partially related to increased revenue levels and partially due to rate increases and fuel surcharges by both UPS and DHL. The increase in fulfillment costs was partially related to increased revenue levels and partially due to the transition associated with changing our third party fulfillment partner in the later part of the fourth quarter of fiscal year 2004.

     E-commerce gross margin percentages remained relatively flat for fiscal 2004 as compared to fiscal 2003. The increase in E-commerce cost of revenues in absolute dollars in fiscal 2004 as compared to fiscal 2003 increased consistent with increased E-commerce revenue levels.

     We expect E-commerce cost of revenues in absolute dollars to increase proportionately with E-commerce revenues. In addition, we expect E-commerce overall gross margins to continue to improve slightly as volume grows.

    Online Images Cost of Revenues/Gross Margin

                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Online Images cost of revenues    $  495              $   495              $   339              0%               46%
Online Images gross margin        $1,789              $ 1,427              $ 1,241             25%               15%
Online Images gross margin %          78%                  74%                  79%

     Online Images cost of revenues consist of direct material costs for animation CDs and personnel costs associated with the operations.

     The increase in our Online Images gross margin percentages for fiscal 2005 as compared to fiscal 2004 was primarily due to increased revenues as material costs remained consistent year over year.

     The decrease in our Online Images gross margin percentages for fiscal 2004 as compared to fiscal 2003 was primarily due to increased server capacity and bandwidth usage as the business had grown from year to year.

Operating Expenses

  Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.


                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Sales & Marketing                 $10,060             $10,093              $9,791              --%                3%
Percentage of total net
  revenues                             31%                 34%                 40%
Headcount                              35                  30                   27

     The slight decrease in absolute dollars in fiscal 2005 as compared to fiscal 2004 was primarily related to a decrease in our Online Media marketing expense related to barter of $1.4 million, offset by increases in employee expenses of $0.8 million, commission expenses of $0.3 million, credit card fees of $0.1 million and marketing expense of $0.2 million. The decline in our barter marketing expense was due to the elimination of our revenue generating barter related programs in the first quarter of fiscal 2005. The $0.8 million increase in employee expense was primarily related to an increase in headcount. The $0.3 million in commission expense was a direct result of increased revenue related to our SourceForge segment. The increase in credit card fees was related to our ThinkGeek segment and was the result of increased sales volumes. The increase in marketing expense was related to public relations for our Online Media segment. The decrease as a percentage of net revenues was due to increased revenue levels.

     The increase in absolute dollars in fiscal 2004 as compared to 2003 was primarily related to an increase in employee expenses, including commission, of $0.5 million and an increase in credit card fees associated with our e-commerce business of $0.3 million. Of the $0.5 million in employee expenses, $0.4 million was related to commission expense and was a direct result of increased revenue across all businesses. The increase in credit card fees was directly related to our increase in E-commerce business year-over-year. These increases were offset by a decrease in our Online Media marketing expense associated with barter programs of $0.6 million. The decrease as a percentage of net revenues was due to increased revenue levels.

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


                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
SourceForge R&D                   $3,726              $4,635               $6,186             (20%)             (25%)
Online Media R&D                   1,799               1,541                1,161              17%               33%
E-commerce R&D                       235                 178                  122              32%               46%
Online Images R&D                    362                 378                  346              (4%)              9%
                               -------------       -------------        -------------
Total Research & Development      $6,122              $6,732               $7,815              (9%)             (14%)
Percentage of total net
  revenues                            19%                 23%                  32%
Headcount                             37                  36                   34

     The decrease in absolute dollars in fiscal 2005 as compared to fiscal 2004 was primarily due to a decrease in allocated facility expenses of $0.6 million. The decrease in allocated facility expenses was primarily related to rent and depreciation. Rent expense has decreased in fiscal 2005 as compared to fiscal 2004 as a result of our moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in fiscal 2004. The decrease as a percentage of net revenues was primarily due to our decreased spending levels as described above as well as increased revenue levels.

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


                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
General & Administrative          $5,925              $4,665               $6,455              27%              (28%)
Percentage of total net
  revenues                            18%                 16%                  27%
Headcount                             20                  19                   17

    The increase in absolute dollars in fiscal 2005 as compared to fiscal 2004 was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million, $0.9 million of which was associated with the IPO Securities Litigation that was ultimately paid by one of our insurers and $0.3 million of which related to a lawsuit that was favorably resolved. Excluding these reversals, general and administrative expenses increased slightly in fiscal 2005 as compared to fiscal 2004. The increase, excluding reversals of legal expenses, was primarily related to increased accounting fees, offset by decreased employee expenses, recruiting expenses and allocated facility expenses. The increase in accounting fees of $0.9 million was due to additional costs associated with complying with the Sarbanes-Oxley Act of 2002. The decrease in employee expenses of $0.3 million was associated with lower bonuses earned in fiscal 2005 as compared with those earned in fiscal 2004. The decrease in recruiting expenses of $0.2 million was associated with the placement fee for one of the company's executives in the second and third quarters of 2004. The decrease in allocated facility expenses of $0.5 million was primarily related to rent and depreciation. Rent expense has decreased for fiscal 2005 as compared to fiscal 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004. Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in fiscal 2004. The increase as a percentage of net revenues was primarily due to our increased expense levels as described above.

     The decrease in absolute dollars in fiscal 2004 as compared to fiscal 2003 was primarily related to the reversal of legal expenses in 2004 of $1.4 million, $0.9 million of which was associated with the IPO Securities Litigation that was ultimately paid by one of our insurers, $0.3 million of which related to a lawsuit that was favorably resolved, and $0.2 million of which related to a lawsuit that was considered probable at the time of accrual but was considered highly unlikely at July 31, 2004. In addition, fiscal 2003 expenses included a charge of $0.3 million resulting from a California Sales Tax audit associated with our former hardware business. In 2004, no expense was incurred related to sales tax audits. The decrease as a percentage of net revenues was primarily due to our decreased expense levels related to prior period accrual reversals as described above as well as increased revenue levels. We expect general and administrative expenses to decrease from 2005 levels in absolute dollars and decrease as a percentage of revenue in the future.

  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs. We exited these activities to pursue our current SourceForge, Online Media, E-commerce and Online Images businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached an agreement in principle to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreement in principle, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 was recorded in the consolidated statement of operations for that period. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments, which continue through 2010, is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of July 31, 2005, we had an accrual of approximately $7.9 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     In addition to the above, we recorded a net restructuring credit of $0.3 million for the fiscal year ended July 31, 2003. This included $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease and $0.3 million of charges associated with our fiscal 2002 plan to reduce our general and administrative overhead costs, net of $1.0 million in credit adjustments to previously recorded restructuring reserves. As of July 31, 2004, no outstanding accruals remained related to these net restructuring activities for fiscal year 2003 .

     All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force "EITF" 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, Statements of Financial Accounting Standards "SFAS" No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was not applicable.

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                          Total Charged                 Total Charged/   Total
                                                          To Operations  Total Charged  (Credited)To     Cash       Restructuring
                                                             Fiscal      To Operations  Operations     Receipts/    Liabilities at
                                                            2001-2003    Fiscal 2004    Fiscal 2005   (Payments)    July 31, 2005
                                                            ---------    -----------    -----------   ----------    -------------
Cash Provisions:
  Other special charges relating to
    restructuring activities............................    $  1,349     $    --         $   --        $  (1,349)     $   --
  Facilities charges....................................      16,176          713           (101)         (8,933)       7,855
  Employee severance and other related charges..........       5,532          --             --           (5,532)         --
                                                            --------     --------        -------       ---------      -------
      Total cash provisions.............................      23,057          713           (101)      $ (15,814)     $ 7,855
                                                            --------     --------        -------       ---------      -------
Non-cash:
  Write-off of goodwill and intangibles.................      90,355          --             --

   Write-off of other special charges relating to
   restructuring activities.............................       9,323        2,496            --
  Write-off of accelerated options from
    terminated employees................................       1,352          --             --
   Acceleration of deferred stock compensation..........      36,064          --             --
                                                            --------     --------        -------
      Total non-cash provisions.........................     137,094        2,496            --
                                                            --------     --------        -------
      Total provisions..................................    $160,151     $  3,209        $  (101)
                                                            ========     ========        =======

Below is a summary of the changes to the restructuring liability (in thousands):
                                                                      Balance at     Charged to                    Balance at
                                                                      Beginning      Costs and                        End
     Changes in the total accrued restructuring liability             of Period      Expenses      Deductions      of Period
     ----------------------------------------------------             ---------      --------      ----------      ---------

        For the year ended July 31, 2003.......................        $17,994        $   306       $ (3,411)       $14,889
        For the year ended July 31, 2004.......................        $14,889        $   713       $ (4,319)       $11,283
        For the year ended July 31, 2005.......................        $11,283        $  (101)      $ (3,327)       $ 7,855

                                                                        Short           Long          Total
     Components of the total accrued restructuring liability            Term           Term        Liability
     -------------------------------------------------------            ----           ----        ---------

        As of July 31, 2003.....................................       $ 4,117        $10,772       $ 14,889
        As of July 31, 2004.....................................       $ 3,440        $ 7,843       $ 11,283
        As of July 31, 2005.....................................       $ 1,748        $ 6,107       $  7,855

  Amortization of Deferred Stock Compensation

     In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we recorded deferred stock compensation within stockholders' equity that was amortized on an accelerated basis in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 28 over the vesting period for the individual award. The amortization expense relates to options awarded to employees in all operating expense categories, however, the amortization of deferred stock compensation has not been separately allocated to these categories. We expensed deferred stock compensation of $20,000 and $0.1 million for fiscal years 2004 and 2003, respectively. Deferred stock compensation was fully amortized as of July 31, 2004. As such, there was no deferred stock compensation expense during fiscal 2005.

     In December 2004, the FASB issued SFAS 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. Beginning in the first fiscal quarter of 2006, we will adopt SFAS 123R. We expect the adoption of SFAS 132R to have a significant adverse impact on our consolidated statements of income and net income per share.

     On June 8, 2005, our Compensation Committee of the Board of Directors approved the vesting acceleration of certain unvested, out-of-the-money stock options outstanding under our employee stock option plans, effective June 7, 2005. Vesting was accelerated for stock options that had exercise prices greater than $1.67 per share, which was the closing price of our common stock on June 7, 2005. This action was taken to reduce the impact of future compensation expense that we would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123R, which is applicable to us beginning in the first fiscal quarter of 2006. As a result of the acceleration, we expect to reduce future compensation expense by approximately $8.1 million over fiscal years 2006, 2007 and 2008.


Intangible Assets

     Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization of $12,000, $12,000 and $2.1 million was recorded in fiscal 2005, 2004 and 2003, respectively. The intangible asset carrying value at July 31, 2005 is $7,000 and relates to domain and trade names associated with our current SourceForge and OSTG businesses. This balance has been included in "Other Assets" in the Consolidated Balance Sheets. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. No events or circumstances occurred during fiscal year 2005 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2005.

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

    Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement (the "Registration Statement") on Form S-3 in order to register the common stock and Warrants issued in the Private Placement. The SEC declared the Registration Statement effective on April 30, 2004. Before the effective date of the Registration Statement, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants did not have the same rights as the other shares which were included in the Equity section of the Consolidated Balance sheet. Therefore, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants were classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date. Initially the Warrants were valued as of November 6, 2003, and were revalued on January 31, 2004 using the Black-Scholes valuation model and then, on April 30, 2004, the effective date of the Registration Statement, revalued again using the same Black-Scholes valuation model. As a result of these remeasurements, a non-cash credit adjustment of $1.9 million was recorded to properly value the liability. This credit adjustment was offset by a $0.3 million non-cash expense which was recorded as a result of not having the common stock shares associated with the Private Placement registered. Both adjustments have been recorded in "Remeasurement of warrant liability" in the Consolidated Statement of Operations. As a result of the S-3 becoming effective on April 30, 2004, the remaining liability for the Warrants of $0.6 million was reclassified to equity as of that date. The Company is required to maintain the effectiveness of the Registration Statement on a commercially reasonable basis.

     Related Party Transactions

    As of July 31, 2005, we hold an investment of approximately 14% in VA Linux Systems Japan, K.K. ("VA Linux Japan"). We continually evaluate whether events or circumstances have occurred that indicate the remaining value of the investment may be impaired. Based on the valuation performed at July 31, 2005, a small impairment was recorded for $0.1 million during the fourth quarter of fiscal 2005. There is no quoted market price for this investment; accordingly, fair value was estimated by management based on the estimated fair value of the underlying net assets. This investment is reported under our SourceForge segment. The impairment has been included in "Impairment of long-lived assets" in the Consolidated Statements of Operations and Other Comprehensive Income/(Loss)". As of July 31, 2005, we had an investment balance of $0.4 million. This balance has been included in "Other Assets" in the Consolidated Balance Sheets. VA Linux Japan acts as a reseller of the our SourceForge application to customers in Japan and, pursuant to a license agreement with us, resyndicates certain OSTG Web sites for the Japanese market. There are $59,000 of related-party receivables and $47,000 of related-party deferred revenue associated with VA Linux Japan as of July 31, 2005 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There are no related-party receivables and deferred revenue associated with VA Linux Japan as of July 31, 2004 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $0.5 million, $0.2 million and $0.1 million related-party revenues associated with VA Linux Japan for the years ended July 31, 2005, July 31, 2004 and July 31, 2003, respectively.



  Interest and Other Income, Net


                                                     Year Ended                             % Change          % Change
                               -----------------------------------------------------       Fiscal 2004       Fiscal 2003
($ in thousands)               July 31, 2005       July 31, 2004        July 31, 2003        to 2005           to 2004
----------------               -------------       -------------        -------------     -------------      -------------
Interest Income                   $914                $911                 $1,132               --%             (20%)
Interest Expense                  $(39)               $ (5)                $   (8)               *              (38%)
Other Income (Expense)            $ 83                $895                 $  (40)               *                *

*Percentage not meaningful

     Interest income remained consistent for fiscal 2005 as compared to fiscal 2004 on lower cash levels due to increased returns on our cash.

     Although we received an additional $14.5 million in proceeds associated with a Private Placement offering, net of issuance costs, in the second quarter of fiscal 2004, we experienced a decline in interest income in fiscal 2004 as compared to fiscal 2003 as a result of the continuing decline in interest rates.

     We expect our cash balance to continue to decrease to support our operations, however, interest income may fluctuate as interest rates fluctuate. For additional information, please refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

     The increase in interest expense in fiscal 2005 as compared to fiscal 2004 was due to the equipment capital lease that we entered into in the second quarter of fiscal 2005. The capital lease expires in October 2005.

     Other income and expenses decreased in fiscal 2005 as compared to fiscal 2004 primarily due to proceeds received from a legal settlement in the first quarter of fiscal 2004 of $1.0 million.

     Other income and expenses increased in fiscal 2004 as compared to fiscal 2003 primarily due to proceeds received from a legal settlement in fiscal 2004 of $1.0 million.


  Income Taxes

     As of July 31, 2005, we had $346.2 million of federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. We have not recognized any benefit from these net operating loss carry-forwards because a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2025 and fiscal year 2015, respectively, to the extent that they are not utilized. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

                                                          Year Ended
                                               ---------------------------------
                                                July 31,   July 31,     July 31,
 (in thousands)                                   2005       2004         2003
                                               --------    --------    --------
Net cash provided by (used in):
     Operating activities                      $ (6,135)   $(10,912)   $(15,809)
     Investing activities                        (2,814)     (2,322)    (14,448)
     Financing activities                           552      17,840       1,400
Effect of exchange rate changes on cash
    and cash equivalents                            (69)         55          12
                                               --------    --------    --------
Net change in cash and cash equivalents        $ (8,466)   $  4,661    $(28,845)
                                               ========    ========    ========


     Our principal sources of cash as of July 31, 2005 are our existing cash, cash equivalents, short-term and long-term investments of $38.4 million, which excludes restricted cash of $1.0 million (refer to financing activities below for discussion on restricted cash). Cash and cash equivalents decreased by $8.5 million, and short-term and long-term investments increased by $2.8 million at July 31, 2005 when compared to July 31, 2004. This overall decrease is primarily due to cash used in operations and payments related to idle facilities and capital expenditures.

     Our net change in cash and cash equivalents was positive during the year ended July 31, 2004 as the result of raising $14.5 million in net proceeds as a result of a private placement issuance of shares of our common stock. Excluding that financing activity, net cash would have declined by $9.8 million.

     The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year to year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

    Operating Activities

     The decrease in cash usage related to operating activities, net of non-cash expense, in fiscal 2005, as compared to fiscal 2004, was primarily the result of a decrease in net loss, net of non-cash expense, of $1.4 million, a decrease in accounts receivable of $1.6 million, a decrease in inventories of $0.9 million, a decrease in cash payments related to excess facilities of $1.0 million and an increase in accrued liabilities and other of $2.2 million. The increased cash inflow related to accounts receivable was primarily the result of increased collections in fiscal 2005 compared to fiscal 2004. The increased cash inflow related to inventories was primarily the result of decreased purchasing levels and increased sales levels compared to fiscal 2004. The increased cash inflow related to accrued restructuring was due to decreased cash payments related to excess facilities. Cash payments related to excess facilities in fiscal 2005 were $3.3 million compared to $4.3 million in fiscal 2004. The decreased change in restructuring liability for fiscal 2004 was due to a $0.7 million adjustment recorded based on the change in events related to excess facilities in the third quarter of fiscal 2004. The increased cash inflow related to accrued liabilities and other was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million and increasing accounting accruals related to the Company's Sarbanes-Oxley efforts in fiscal 2005 of $0.8 million. The increase in cash inflow was offset by an increase in accounts payable of $0.9 million as a result of the timing of payments and deferred revenue of $0.6 million due to increased sales volume.

     The decrease in cash usage related to operating activities, net of non-cash expense, in fiscal 2004, as compared to fiscal 2003, was primarily the result of a decrease in net loss, net of non-cash expense of $3.4 million, an increase in accrued liabilities and other of $1.3 million and an increase in accounts payable of $2.0 million. The increased cash flow from accrued liabilities and other was primarily related to the growth in SourceForge bookings and therefore deferred revenue in 2004 as compared to 2003. The increased cash flow from accounts payable was primarily the result of our continued efforts to decrease expenses as well as the timing of payments. The increase in cash flow was offset by an increase in accounts receivable of $0.9 million, an increase in inventories of $0.6 million and a decrease in accrued restructuring of $0.5 million. The increased cash usage related to accounts receivable was primarily the result of increased SourceForge sales in July 2004 compared to July 2003. The increased cash usage related to inventories was primarily the result of higher volume purchases in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003. These higher volume purchases were made as a result of long lead times and to secure exclusive inventory that would not be available later in the year. Finally, the increased cash usage related to accrued restructuring was the result of increased payments on excess facilities in 2004 compared to 2003 of $1.4 million, offset by a decrease in cash payments related to severance agreements of $0.5 million. Cash payments made on excess facilities in 2004 was $4.3 million, compared to $2.9 million in 2003. The variance in the restructuring accrual compared to the payments made in 2004 was the $0.7 million adjustment recorded based on the change in events related to excess facilities that occurred in the third and fourth quarters of fiscal 2004. Payments made to former employees for severance agreements in 2003 were $0.5 million. A decrease in cash outflow of $0.5 million in 2004 compared to 2003 resulted as no restructuring related severance payments were made in 2004.

     We expect that the above cash utilization trends will continue as we grow our business and pay off our remaining lease obligations related to excess facilities.


    Investing Activities

     Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

     The increase in cash usage related to investing activities in fiscal 2005, as compared to the fiscal 2004, was primarily the result of an increase in net purchases of marketable securities of $2.3 million, offset by a decrease in capital expenditures of $0.4 million and an increase in cash flow from restricted cash. During fiscal 2005, we purchased (net) $2.8 million in short and long-term marketable securities compared to a net purchase of $0.5 million in fiscal 2004. The decrease in cash usage related to capital expenditures was primarily related to a significant purchase of servers associated with our Online Media segment in the first quarter of 2004. The increased cash inflow from restricted cash was related to the release of restricted cash of $0.5 million in fiscal 2005 compared to an increase in restricted cash of $0.5 million in fiscal 2004.

     The decrease in cash usage related to investing activities in fiscal 2004, as compared to fiscal 2003, was primarily the result of a decrease in net purchases of marketable securities of $14.1 million. The decrease in net purchases of marketable securities was the result of our strategic decision in fiscal 2003 to increase our short- and long-term investments and decrease our cash equivalent investments in an effort to maximize our rate of return. As a result, in 2003 we experienced much higher cash outflows related to marketable security purchases than we did 2004. This decrease was offset by higher capital expenditures of $0.7 million and an increase in our restricted cash of $1.0 million in fiscal 2004, as compared to 2003, primarily as a result of moving into a new facility during fiscal 2004.

    Financing Activities

     Our investing activities have primarily included cash proceeds from the sale of our common stock through employee benefit plans and private placement offerings, and payments on notes payable.

     The decrease in cash provided by financing activities in fiscal 2005, as compared to fiscal 2004, was the result of a private placement issuance of shares of our common stock during the second quarter of fiscal 2004 and a decline in the cash generated from the issuance of common stock to our employees in fiscal 2005 as compared to fiscal 2004. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

     The increase in net cash provided by financing activities in fiscal 2004, as compared to fiscal 2003, was primarily due to the $14.5 million of proceeds received upon the private placement of 3,529,412 shares of our common stock. In addition, net cash provided by financing activities increased in fiscal 2004, as compared to fiscal 2003, due to an increase of $2.0 million in net proceeds from the sale of common stock through our employee benefit plans.

     For the fiscal years ended July 31, 2005, July 31, 2004 and July 31, 2003, respectively exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on US-based business.

     As of July 31, 2005 and July 31, 2004, we had outstanding letters of credit issued under a line of credit of approximately $1.0 million and $1.5 million, respectively, related to the corporate facility lease. The amount related to this letter of credit is recorded in the "Restricted cash" section of the condensed consolidated balance sheet. The balance declined by $0.5 million in the fourth quarter of fiscal year 2005 under the terms of our existing lease agreement. The remaining $1.0 million will decline as the Company meets certain financial covenants.

     Our liquidity and capital requirements depend on numerous factors, including market acceptance of our software and online products, the resources we devote to developing, marketing, selling and supporting our software and online products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2006 under our current business strategy.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of July 31, 2005 (in thousands):

Contractual Obligations                                         Less than                                   More than
                                                   Total          1 year        1-3 years     3-5 years      5 years
                                                   -----          ------        ---------     ---------      -------
Gross Operating Lease Obligations                 $17,821         $3,789         $7,127        $6,905        $   --
 Sublease Income                                    5,276          1,145          2,097         2,034            --
                                                  -------         ------         ------        ------        -------
Net Operating Lease Obligations                    12,545          2,644          5,030         4,871            --

Capital Lease Obligations                              11             11             --            --            --
Purchase Obligations                                1,194          1,194             --            --            --
                                                  -------         ------         ------        ------        -------
Total Obligations                                 $13,750         $3,849         $5,030        $4,871        $   --
                                                  =======         ======         ======        ======        =======

Sublease income represents our expectations of payments to be received from our subtenants. As of July 31, 2005, all of our excess facilities are sublet through the remainder of each facilities lease term.

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

     We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2004 and fiscal 2005 presented, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.

     In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board
Opinion,  or APB,  No.  20,  Accounting  Changes,  and  SFAS  No.  3,  Reporting
Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.


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

Although in fiscal year 2005, which ended on July 31, 2005, approximately 23% of our revenue was derived from our SourceForge business, we devoted 61%, or $3.7 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting
SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge's significant research and development costs will materially and adversely affect our business and operating results.

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

During the first quarter of fiscal year 2005, we entered into a marketing and sales agreement with International Data Group ("IDG"). Under the agreement with IDG, IDG's Global Solution's sales force will sell international advertising on OSTG's network of Web sites, but it is not committed to providing any guaranteed amount of sales of referrals. If we are unable to expand this strategic relationship with IDG, our ability to increase our online international advertising sales may be harmed. In addition, IDG can terminate this relationship with us, pursue other relationships, or attempt to develop or acquire Web sites that compete with our Web sites for online advertising revenue. Even if we succeed in maintaining or expanding our relationship with IDG, the relationship may not result in additional online advertising customers or revenues.

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

In order to be successful, we must accurately predict our customers' tastes and avoid overstocking or under-stocking products. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

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

                     Risks Related To Our Financial Results

We cannot predict our Online Images customers' preferences with certainty and such preferences may change rapidly. If we fail to accurately assess and predict our Online Images customers' preferences, it will adversely impact our financial results.

Our Online images offerings on our AnimationFactory.com web site are designed to appeal to small businesses, educational and religious groups and hobbyists and individuals. Misjudging either the market for our products or our customers' purchasing habits will cause our sales to decline.


                     Risks Related To Our Financial Results

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2006.

Since becoming a public company, we have experienced negative cash flow from operations. Our average net monthly cash flow shortfall during fiscal 2005, which ended July 31, 2005 was approximately $0.5 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2006. While we believe we will not require additional capital to fund continued operations through fiscal year 2006, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our quarterly total revenues and financial results.

The primary factors over which we have limited or no control that may adversely impact our quarterly total revenues and financial results include the following:

     o    specific economic conditions relating to IT spending;

     o the discretionary nature of our software and online media customers' purchase and budget cycles;

     o    the size and timing of software and online media customer orders;

     o    long software and online media sales cycles;

     o    our ability to retain skilled engineering and sales personnel;

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

We incurred a loss of $1.0 million for our fourth fiscal quarter ended July 31, 2005, and we had an accumulated deficit of $752.1 million as of July 31, 2005. We may continue to incur net losses in the future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2006.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of July 31, 2005, we had 127 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

                          Risks Related To Competition

If we do not effectively compete with new and existing competitors, our revenues will not grow and may decline, which will adversely impact our financial results.

We believe that the emerging collaborative software development market continues to be fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the marketplace. Our potential competitors include companies entrenched in closely related markets who may choose to enter and focus on collaborative software development. We expect competition to intensify in the future if the market for collaborative software development applications continues to expand. Our potential competitors include providers of software and related services as well as providers of hosted application services. Many of our potential competitors have significantly more resources, more experience, longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, open source code can be obtained through commercial vendors or downloaded and used on an ad hoc basis to address some collaborative software development challenges. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source code will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business. Because individual product sales often lead to a broader customer relationship, our products must be able to successfully compete with and complement numerous competitors' current and potential offerings. Moreover, we may be forced to compete with our strategic partners, and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive position and operating results.

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

                   Other Risks Related To Our Overall Business


Failure to remediate our material weaknesses in internal control over financial reporting in a timely manner, or at all, could harm our operating results or cause us to fail to meet our regulatory or reporting obligations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we evaluated the effectiveness of our internal control over financial reporting as of July 31, 2005 as well as our disclosure controls and procedures. Based on this evaluation, management concluded that as of July 31, 2005, neither our internal control over financial reporting nor our disclosure controls and procedures were effective because of certain material weaknesses detailed in
Item 9A, Part II (Controls and Procedures) of this Annual Report on Form 10-K. In particular, the material weaknesses that we identified included lack of sufficient personnel and technical accounting and financial reporting expertise, inadequate controls over period-end financial reporting, inadequate controls in the areas of revenue and accounts receivable, inadequate controls in the area of purchases, inadequate controls in the area of information technology, and lack of internal control reports (under SAS 70) from critical external service providers. While we believe that these material weaknesses did not have a material effect on our reported results, they nevertheless constituted deficiencies in our internal controls over financial reporting. In addition, to remediate the material weaknesses summarized above, we may need to increase staffing levels, hire personnel with more specialized technical accounting expertise and/or upgrade our financial systems to a higher degree of automation. If, despite our remediation efforts, we fail to ameliorate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls over financial reporting. These remediation efforts will likely increase our general and administration expenses and could, therefore, have an adverse effect on our reported net income.

Even if we are to successfully remediate such material weaknesses, because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements or material omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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


If  we  lose  key   personnel  or  fail  to  integrate   replacement   personnel
successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the fourth quarter of fiscal year 2005, the closing sale prices of our common stock on the Nasdaq ranged from $1.34 to $2.00 per share and the closing sale price on July 29, 2005 was $1.72 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

     The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 31, 2005. This table does not include money market funds because those funds are not subject to market risk.

                                                 Maturing         Maturing within three           Maturing
(in thousands)                             Within three months     months to one year      Greater than one year
--------------                             -------------------     ------------------      ---------------------
As of July 31, 2005
Cash equivalents                                  $1,550
    Weighted-average interest rate                3.28%
Short-term investments                                                  $33,126
    Weighted-average interest rate                                       3.72%
Long-term investments                                                                           $1,806
    Weighted-average interest rate                                                               3.66%

     We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

     The estimated fair value of our cash, cash equivalents and investments approximate carrying value. We do not currently hold any derivative instruments and do not engage in hedging activities.

    Item 8.  Consolidated Financial Statements and Supplementary Data

                                TABLE OF CONTENTS

                                                                          Page
Reports of Independent Registered Public Accounting Firm.............      42
Consolidated Balance Sheets..........................................      44
Consolidated Statements of Operations and Other
  Comprehensive Income (Loss)........................................      45
Consolidated Statements of Stockholders' Equity......................      46
Consolidated Statements of Cash Flows................................      47
Notes to Consolidated Financial Statements...........................      48
Schedule II - Valuation and Qualifying Accounts......................      74

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of VA Software Corporation:

    We have audited the accompanying consolidated balance sheets of VA Software Corporation (the "Company") as of July 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2005. We have also audited the financial statement schedule listed in the Index at Item 15(a) as of July 31, 2005 and 2004, and for each of the two years in the period ended July 31, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VA Software Corporation at July 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States.

    Also, in our opinion, the financial statement schedule as of July 31, 2005 and 2004, and for each of the two years in the period then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the VA Software Corporation's internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 31, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due the existence of material weaknesses.



/s/ BDO Seidman, LLP

San Jose, California
October 31, 2005

              REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of

VA Software Corporation

    In our opinion, the consolidated statement of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of VA Software Corporation and the results of their operations and their cash flows for the year ended July 31, 2003 in conformity with accounting principals generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) on page 66 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 20, 2003


                                              VA SOFTWARE CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except per share information)

                                                                                     July 31,      July 31,
                                                                                       2005         2004
                                                                                    ---------    ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $   2,498    $  10,964
  Short-term investments ........................................................      34,116       17,145
  Restricted cash, current ......................................................        --            450
  Accounts receivable, net of allowances of $166 and $127, respectively .........       4,306        3,909
  Inventories ...................................................................         773        1,069
  Prepaid expenses and other assets .............................................       1,014        1,046
                                                                                    ---------    ---------
          Total current assets ..................................................      42,707       34,583
Property and equipment, net .....................................................         736        1,208
Long-term investments ...........................................................       1,806       15,933
Restricted cash, non current ....................................................       1,000        1,000
Other assets ....................................................................       1,132          955
                                                                                    ---------    ---------
          Total assets ..........................................................   $  47,381    $  53,679
                                                                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................................       1,574        1,674
  Accrued restructuring liabilities, current portion ............................       1,748        3,440
  Accrued compensation ..........................................................       1,258          981
  Deferred revenue ..............................................................       2,134        1,750
  Accrued accounting ............................................................         970          191
  Accrued liabilities and other .................................................         654          681
                                                                                    ---------    ---------
          Total current liabilities .............................................       8,338        8,717
Accrued restructuring liabilities, net of current portion .......................       6,107        7,843
Other long-term liabilities .....................................................       1,271        1,349
                                                                                    ---------    ---------
          Total liabilities .....................................................      15,716       17,909
Commitments and contingencies (Notes 4,5,6 and 7)
Stockholders' equity:
  Common stock, $0.001 par value; authorized -- 250,000,000; issued and
     outstanding -- 61,659,119 shares in 2005 and 61,184,857 shares in 2004 .....          62           62
  Treasury stock ................................................................          (4)          (4)
  Additional paid-in capital ....................................................     783,895      783,246
  Accumulated other comprehensive gain (loss) ...................................        (231)        (171)
  Accumulated deficit ...........................................................    (752,057)    (747,363)
                                                                                    ---------    ---------
          Total stockholders' equity ............................................      31,665       35,770
                                                                                    ---------    ---------
          Total liabilities and stockholders' equity ............................   $  47,381    $  53,679
                                                                                    =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                             VA SOFTWARE CORPORATION

   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
                    (In thousands, except per share amounts)

                                                                                   Year Ended
                                                                         July 31,    July 31,    July 31,
                                                                           2005        2004        2003
                                                                        --------    --------    --------
Net revenues
  SourceForge revenues ..............................................   $  7,555    $  4,995    $  2,918
  Online Media revenues .............................................      8,130       9,728      10,405
  E-commerce revenues ...............................................     14,918      12,567       8,565
  Online Images revenues ............................................      2,284       1,922       1,580
  Other revenues ....................................................       --            49         760
                                                                        --------    --------    --------
     Net revenues ...................................................     32,887      29,261      24,228
Cost of revenues
  SourceForge cost of revenues ......................................      1,028       1,860       1,997
  Online Media cost of revenues .....................................      3,320       2,969       3,802
  E-commerce cost of revenues .......................................     11,591      10,225       7,025
  Online Images cost of revenues ....................................        495         495         339
  Other cost of revenues ............................................       --           (12)       (383)
                                                                        --------    --------    --------
  Cost of revenues ..................................................     16,434      15,537      12,780
                                                                        --------    --------    --------
     Gross margin ...................................................     16,453      13,724      11,448
                                                                        --------    --------    --------
Operating expenses:
  Sales and marketing ...............................................     10,060      10,093       9,791
  Research and development ..........................................      6,122       6,732       7,815
  General and administrative ........................................      5,925       4,665       6,455
  Restructuring costs and other special charges .....................       (101)      3,209        (263)
  Amortization of deferred stock compensation .......................       --            20         144
  Amortization of intangible assets .................................         12          12       2,149
  Impairment of long-lived assets ...................................         87        --           239
                                                                        --------    --------    --------
          Total operating expenses ..................................     22,105      24,731      26,330
                                                                        --------    --------    --------
Loss from operations ................................................     (5,652)    (11,007)    (14,882)
Remeasurement of warrant liability ..................................       --         1,566        --
Interest income .....................................................        914         911       1,132
Interest expense ....................................................        (39)         (5)         (8)
Other income (expense), net .........................................         83         895         (40)
                                                                        --------    --------    --------
Net loss ............................................................   $ (4,694)   $ (7,640)   $(13,798)
Other comprehensive income (loss):
      Unrealized (loss) gain on marketable securities and investments          9        (354)         30
      Foreign currency translation gain (loss) ......................        (69)         55          12
                                                                        --------    --------    --------
Comprehensive loss ..................................................   $ (4,754)   $ (7,939)   $(13,756)
                                                                        ========    ========    ========

Net loss ............................................................   $ (4,694)   $ (7,640)   $(13,798)
                                                                        ========    ========    ========
Basic and diluted net loss per share ................................   $  (0.08)   $  (0.13)   $  (0.25)
                                                                        ========    ========    ========
Shares used in computing basic and diluted net loss per share .......     61,454      59,684      54,110
                                                                        ========    ========    ========

 The accompanying notes are an integral part of these consolidated financial statements.

                             VA SOFTWARE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                   Common Stock                      Additional
                                                             ---------------------       Treasury     Paid-in
                                                             Shares          Amount        Stock      Capital
                                                             ------          ------        -----      -------
BALANCE AT JULY 27, 2002 .............................       54,165     $      54    $      (4)    $ 765,422

Issuance of common stock for cash related to options .        1,578             2           --         1,442

Repurchase of common stock for cash related to options         (273)           --           --            (2)

Amortization of deferred stock compensation ..........           --            --           --           (76)

Acceleration and forfeiture of stock options and
deferred stock compensation related to
terminations, restructuring ..........................           --            --           --           (21)

Foreign currency translation adjustment and
  unrealized gain or loss on marketable securities ...           --            --           --            --
                                                         ----------     ----------   ----------    ----------

Net loss .............................................           --            --           --            --

BALANCE AT JULY 31, 2003 .............................       55,470            56           (4)      766,765

Issuance of common stock for cash related to options .        2,186             2           --         3,402

Issuance of common stock related to Private
 Placement, net of issuance costs ....................        3,529             4           --        12,866

Amortization of deferred stock compensation ..........           --            --           --            --

Acceleration of stock options related to
 terminations ........................................           --            --           --           213

Foreign currency translation adjustment and
  unrealized gain or loss on marketable securities ...           --            --           --            --

Net loss .............................................           --            --           --            --
                                                         ----------     ----------   ----------    ----------

BALANCE AT JULY 31, 2004 .............................       61,185            62           (4)      783,246

Issuance of common stock for cash related to options .          474            --           --           595

Issuance costs associated with Private ...............           --            --           --           (14)
Placement

Amortization of deferred stock compensation ..........           --            --           --            --

Acceleration of stock options related to
terminations .........................................           --            --           --            68

Foreign currency translation adjustment and
  unrealized gain or loss on marketable securities ...           --            --           --            --

Net loss .............................................           --            --           --            --
                                                         ----------     ----------   ----------    ----------

BALANCE AT JULY 31, 2005 .............................       61,659     $      62    $      (4)    $ 783,895
                === ====                                 ==========     ==========   ==========    ==========

              The accompanying notes are an integral part of these consolidated financial statements.


                             VA SOFTWARE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands) (cont)

                                                                                 Accumulated
                                                                   Deferred        Other                          Total
                                                                    Stock       Comprehensive   Accumulated    Stockholders'
                                                                 Compensation   Income (Loss)     Deficit         Equity
                                                                 ------------   -------------     -------         ------
BALANCE AT JULY 27, 2002 .............................            $ (245)      $    86          $(725,925)    $  39,388

Issuance of common stock for cash related to options .                --            --                 --         1,444

Repurchase of common stock for cash related to options                --            --                 --            (2)

Amortization of deferred stock compensation ..........               220            --                 --           144

Acceleration and forfeiture of stock options and
deferred stock compensation related to
terminations, restructuring ..........................                 5            --                 --           (16)

Foreign currency translation adjustment and
  unrealized gain or loss on marketable securities ...                --            42                 --            42
                                                                  ------       -------          ---------     ---------

Net loss .............................................                --            --            (13,798)      (13,798)

BALANCE AT JULY 31, 2003 .............................               (20)          128           (739,723)       27,202

Issuance of common stock for cash related to options .                --            --                 --         3,404

Issuance of common stock related to Private
 Placement, net of issuance costs ....................                --            --                 --        12,870

Amortization of deferred stock compensation ..........                20            --                 --            20

Acceleration of stock options related to
 terminations ........................................                --            --                 --           213

Foreign currency translation adjustment and
  unrealized gain or loss on marketable securities ...                --          (299)                --          (299)
                                                                  ------       -------          ---------     ---------

Net loss .............................................                --            --             (7,640)       (7,640)

BALANCE AT JULY 31, 2004 .............................                --          (171)          (747,363)       35,770

Issuance of common stock for cash related to options .                --            --                 --           595
Issuance costs associated with Private ...............                --            --                 --           (14)
Placement

Amortization of deferred stock compensation ..........                --            --                 --            --

Acceleration of stock options related to
terminations .........................................                --            --                 --            68

Foreign currency translation adjustment and
  unrealized gain or loss on marketable securities ...                --           (60)                --           (60)

Net loss .............................................                --            --             (4,694)       (4,694)
                                                                  ------       -------          ---------     ---------
BALANCE AT JULY 31, 2005 .............................            $   --       $  (231)         $(752,057)    $  31,665
                                                                  ======       =======          =========     =========

              The accompanying notes are an integral part of these consolidated financial statements.

                             VA SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year Ended
                                                                                 -----------------------------------
                                                                                  July 31,     July 31,     July 31,
                                                                                    2005         2004         2003
                                                                                    ----         ----         ----
Cash flows from operating activities:
  Net loss ..................................................................    $ (4,694)    $ (7,640)    $(13,798)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................         941        1,468        5,351
    Remeasurement of warrant liability ......................................          --       (1,566)          --
    Provision for bad debts .................................................          40           56          (19)
    Provision for excess and obsolete inventory .............................          57            9           (6)
    Loss on disposal of assets ..............................................           9           --           35
    Amortization of deferred stock compensation .............................          --           20          144
    Non-cash compensation expense ...........................................          68          213           --
    Non-cash restructuring expense ..........................................        (101)       2,496         (569)
    Impairment of long-lived assets .........................................          87           --          239
    Changes in assets and liabilities:
      Accounts receivable ...................................................        (438)      (2,036)      (1,178)
      Inventories ...........................................................         239         (690)         (82)
      Prepaid expenses and other assets .....................................        (238)         157          286
      Accounts payable ......................................................        (101)         812       (1,212)
      Accrued restructuring liabilities .....................................      (3,327)      (3,606)      (3,105)
      Accrued liabilities and other .........................................       1,401         (773)      (2,098)
      Other long-term liabilities ...........................................         (78)         168          203
                                                                                 --------     --------     --------
         Net cash used in operating activities ..............................      (6,135)     (10,912)     (15,809)
                                                                                 --------     --------     --------
Cash flows from investing activities:
  Change in restricted cash .................................................         450         (550)         450
  Purchase of property and equipment ........................................        (475)        (880)        (289)
  Sale of property and equipment ............................................          49           --            8
  Purchase of marketable securities .........................................     (25,622)     (44,976)     (34,335)
  Sale of marketable securities .............................................      22,788       44,443       19,688
  Other, net ................................................................          (4)        (359)          30
                                                                                 --------     --------     --------
         Net cash used in investing activities ..............................      (2,814)      (2,322)     (14,448)
                                                                                 --------     --------     --------
Cash flows from financing activities:
  Payments on notes payable .................................................         (29)          --          (42)
  Proceeds from issuance of common stock ....................................         581       17,840        1,444
  Repurchase of common stock ................................................          --           --           (2)
                                                                                 --------     --------     --------
         Net cash provided by financing activities ..........................         552       17,840        1,400
                                                                                 --------     --------     --------
 Effect of exchange rate changes on cash and cash equivalents ...............         (69)          55           12
                                                                                 --------     --------     --------
 Net increase (decrease) in cash and cash equivalents .......................      (8,466)       4,661      (28,845)
 Cash and cash equivalents, beginning of year ...............................      10,964        6,303       35,148
                                                                                 --------     --------     --------
 Cash and cash equivalents, end of year .....................................    $  2,498     $ 10,964     $  6,303
                                                                                 ========     ========     ========
Supplemental cash flow information:
 Cash paid for state taxes ..................................................    $     36     $     26     $     16
 Cash paid for interest .....................................................    $     39     $      5     $      8

              The accompanying notes are an integral part of these consolidated financial statements.

                             VA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Operations of the Company:

Overview

     VA Software Corporation ("VA Software" or the "Company") was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation and it develops, markets and supports a software application known as SourceForge Enterprise Edition ("SourceForge") and owns and operates OSTG, Inc. ("OSTG") and its wholly-owned subsidiaries, a network of Internet web sites offering advertising, retail and animation services and products.

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

     Principles of Consolidation

These consolidated financial statements include the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux
Systems Japan, K.K. ("VA Linux Japan") for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company's investment in VA Linux Japan to approximately 11%. As of July 31, 2005, VA Software's investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The operations of VA Linux Japan primarily relate to the Company's former systems and services business; however VA Linux Japan also acts as a reseller of the Company's SourceForge application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG Web sites for the Japanese market. There are $59,000 of related-party receivables and $47,000 of related-party deferred revenue associated with VA Linux Japan as of July 31, 2005 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There are no related-party receivables and deferred revenue associated with VA Linux Japan as of July 31, 2004 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $0.5 million, $0.2 million and $0.1 million related-party revenues associated with VA Linux
Japan for the years ended July 31, 2005, July 31, 2004 and July 31, 2003, respectively.

     Foreign Currency Translation

     The functional currency of all the Company's foreign subsidiaries is the country's local currency. Operations related to all of the Company's foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. Although the legal entities still exist as of July 31, 2005, no revenues were generated from these entities for any of the periods presented and the expenses were administrative in nature and were immaterial to the consolidated results of operations for all periods presented. Minimal cash balances have been maintained in these entities for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders' equity. As of July 31, 2005 the Company did not hold any foreign currency derivative instruments. The Company is in the process of formally liquidating all of its foreign subsidiaries.

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

     The Company markets its products in the United States through its direct sales force and online web sites. Revenues for each of the years ended July 31, 2005, July 31, 2004 and July 31, 2003 were primarily generated from sales to end users in the United States.

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

    Cash, cash equivalents and investments, of which $35.5 million mature within one year, consist of the following (in thousands) at market value:


                                                             July 31,   July 31,
                                                               2005       2004
                                                             -------    -------
Government securities ....................................   $22,103    $22,465
Corporate securities .....................................    12,357     14,134
Asset backed securities ..................................     2,021      2,731
Money market funds .......................................       788      1,056
Commercial paper .........................................        --        911
                                                             -------    -------
          Total Investments ..............................   $37,269    $41,297
                                                             -------    -------

Operating cash ...........................................     1,151      2,745
Restricted cash ..........................................     1,000      1,450
                                                             -------    -------
Total  cash,  cash  equivalents, short-term  investments &
long-term investments ....................................   $39,420    $45,492
                                                             =======    =======

Included in cash and cash equivalents ....................   $ 1,347    $ 8,219
Included in short-term investments .......................    34,116     17,145
Included in long-term investments ........................     1,806     15,933
                                                             -------    -------
          Total Investments ..............................   $37,269    $41,297
                                                             =======    =======

  Restricted Cash

     During fiscal year 2000, the Company established letters of credit of approximately $2.3 million that are used to collateralize payments related to the Fremont building lease, which had been reduced to $0.9 million at July 31, 2003. During fiscal year 2004, the Company revised the remaining letter of credit used to collateralize the Fremont building lease as a result of subletting the unoccupied space and moving into the smaller facility in the same complex. The revised letter of credit associated with this lease was $1.5 million at July 31, 2004. In the fourth quarter of fiscal 2005, $0.5 million had been released from restricted cash in accordance with the terms of the lease. The remaining amount restricted at July 31, 2005 was $1.0 million.

   Trade Accounts Receivable

     Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collectibility issues. The Company exercises judgment when determining the adequacy of these reserves and evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions.

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

  Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

                                                                                    July 31,     July 31,
                                                                                      2005         2004
                                                                                   --------     --------
Computer and office equipment (useful lives of 2 to 3 years) ..................    $  3,811     $  6,820
Furniture and fixtures (useful lives of 2 to 4 years) .........................         484        1,199
Leasehold improvements (useful lives of lesser of estimated life or lease term)         285          271
Software (useful lives of  2 to 5 years) ......................................       2,064        2,092
                                                                                   --------     --------
          Total property and equipment ........................................       6,644       10,382
Less: Accumulated depreciation and amortization ...............................      (5,908)      (9,174)
                                                                                   --------     --------
          Property and equipment, net .........................................    $    736     $  1,208
                                                                                   ========     ========

     Depreciation expense for the years ended July 31, 2005, July 31, 2004, and July 31, 2003 was $0.9 million, $1.4 million, and $3.2 million, respectively.

  Intangible Assets

     Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization of $12,000, $12,000 and $2.1 million was recorded in fiscal 2005, 2004 and 2003, respectively. The intangible asset carrying value at July 31, 2005 is $7,000 and relates to domain and trade names associated with our current SourceForge and OSTG businesses. This balance has been included in "Other Assets" in the Consolidated Balance Sheets. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. No events or circumstances occurred during fiscal year 2005 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2005.

     The changes in the carrying amount of the intangible assets are as follows (in thousands):

                                    As of July 31, 2005          As of July 31, 2004
                                    -------------------          -------------------
                               Gross Carrying   Accumulated  Gross Carrying  Accumulated
                                  Amount       Amortization      Amount      Amortization
                                  ------       ------------      ------      ------------
Domain and trade  names ......   $ 5,932         $(5,925)       $ 5,927        $(5,913)
Purchased technology .........     2,534          (2,534)         2,534         (2,534)
                                 -------         -------        -------        -------
Total intangible assets ......   $ 8,466         $(8,459)       $ 8,461        $(8,447)
                                 =======         =======        =======        =======


   Impairment of Long-Lived Assets

    As of July 31, 2005, the Company held an investment of approximately 14% in VA Linux Systems Japan, K.K. ("VA Linux Japan"). The Company continually evaluates whether events or circumstances have occurred that indicate the remaining value of the investment may be impaired. Based on the valuation performed at July 31, 2005, a small impairment was recorded for $0.1 million during the fourth quarter of fiscal 2005. There is no quoted market price for this investment; accordingly, fair value was estimated by management based on the estimated fair value of the underlying net assets. This investment is reported under our SourceForge segment. The impairment has been included in "Impairment of long-lived assets" in the Consolidated Statements of Operations and Other Comprehensive Income/(Loss)". As of July 31, 2005, the Company had an investment balance of $0.4 million in VA Linux Japan. This balance has been included in "Other Assets" in the Consolidated Balance Sheets.

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

     Online Media Revenues

    Online media revenues are primarily derived from cash and barter sales of advertising space on the Company's various web sites, as well as sponsorship and royalty related arrangements associated with advertising on these web sites. The Company recognizes Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of our online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved. Prior to the year ended July 31, 2004, the Company recorded barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions." The Company broadcasts banner advertising in exchange for similar banner advertising on third-party web sites. The Company's barter arrangements are documented with its standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions include, but are not limited to, the web sites for each company that will display the impressions, the time frame that the impressions will be displayed, and the number, type and size of impressions to be delivered. There were no barter revenue transactions for the fiscal year ended July 31, 2005. Barter revenue transactions totaled $1.4 million and $2.0 million for the fiscal years ended July 31, 2004 and July 31, 2003, respectively.

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

     Online Images Revenues

     Online Images revenues are derived from the online sale of three-dimensional art, animations and presentations that consist of fees for software licenses and memberships for these animation software products.
Software revenues related to digital animations are recognized using the residual method in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" as described in detail above. Revenues recognized related to animation memberships are recognized over the life of the membership, typically 3 months or 12 months.

     Other Revenues

    The Company's revenue recognition policy related to its former hardware systems business followed SEC SAB No. 104, "Revenue Recognition." Under SAB No. 104, the Company recognized product revenues from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured. In general, the Company recognized product revenue upon shipment of the goods. The Company did not grant customers any rights to return these products.

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

   Advertising Expenses

     The Company expenses advertising costs as incurred. Total advertising expenses were $0.9 million, $2.1 million and $2.5 million for fiscal years ending July 31, 2005, July 31, 2004 and July 31, 2003, respectively.

  Stock-Based Compensation

     The Company has elected to account for its employee stock-based compensation plans in accordance with Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Deferred stock-based compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

    The following table illustrates the effect if the Company had accounted for its stock option plans and Employee Stock Purchase Plan under the fair value method of accounting under Statement 123, as amended by Statement 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS
148)(in thousands, except per share amounts):

                                                                              Fiscal Year Ended
                                                                    -----------------------------------
                                                                     July 31,     July 31,     July 31,
                                                                      2005         2004         2003
                                                                    --------     --------     --------
Net loss as reported ...........................................    ($ 4,694)    ($ 7,640)    ($13,798)
Add back employee stock-based compensation expense related to
    stock options included in reported net loss ................          68          213          144
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards,
 net  of related tax effects ...................................     (13,335)      (6,410)      (8,774)
                                                                    --------     --------     --------
Pro forma net loss .............................................    ($17,961)    ($13,837)    ($22,428)
                                                                    ========     ========     ========
Basic and diluted net loss per share ...........................    ($  0.08)    ($  0.13)    ($  0.25)
                                                                    --------     --------     --------
Pro forma basic and diluted net loss per share .................    ($  0.29)    ($  0.23)    ($  0.41)
                                                                    --------     --------     --------

     The Company calculated the fair value of each option grant on the date of the grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 using the following assumptions:

                                       Stock option Plans                     ESPP Plans
                                   For the fiscal year ended          For the fiscal year ended
                                   -------------------------          -------------------------
                                July 31,    July 31,    July 31,    July 31,   July 31,   July 31,
                                  2005        2004        2003        2005       2004       2003
                                  ----        ----        ----        ----       ----       ----
Expected life (years) .....       4.8         4.9         4.8         0.5        0.5        0.5
Risk-free interest rate ...       3.6%        3.5%        3.0%        2.1%       1.0%       1.1%
Volatility ................        98%        106%        108%         64%        98%        95%
Dividend yield ............       None        None        None        None       None       None

     The weighted average fair value of options granted during fiscal years 2005, 2004 and 2003 was $1.51, $2.24 and $0.97, respectively.

     For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options' vesting period for employee stock options, and the six-month purchase period, for stock purchases under the Employee Stock Purchase Plan and were included in the pro forma information above.

     On June 8, 2005, the Compensation Committee of the Board of Directors of VA Software approved the vesting acceleration of certain unvested, out-of-the-money stock options outstanding under VA Software's employee stock option plans, effective June 7, 2005. Vesting was accelerated for stock options that had exercise prices greater than $1.67 per share, which was the closing price of VA Software's common stock on June 7, 2005. This action was taken to reduce the impact of future compensation expense that VA Software would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123R, which is applicable to VA Software beginning in the first fiscal quarter of 2006. As a result of the acceleration, VA Software expects to reduce future compensation expense by approximately $8.1 million over fiscal years 2006, 2007 and 2008.


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

  Computation of Per Share Amounts

    In accordance with SFAS No. 128 "Earnings Per Share," basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the fiscal years ended July 31, 2004, July 31, 2003 and July 27, 2002, the Company has excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                               Year Ended
                                                                   ------------------------------------
                                                                   July 31,     July 31,     July 31,
                                                                     2005         2004         2003
                                                                   --------     --------     --------
Net loss ......................................................    $ (4,694)    $ (7,640)    $(13,798)
                                                                   ========     ========     ========
Basic and diluted:
  Weighted average shares of common stock outstanding .........      61,454       59,684       54,117
  Less: Weighted average shares subject to repurchase .........          --           --           (7)
                                                                   --------     --------     --------
  Shares used in computing basic and diluted net loss per share      61,454       59,684       54,110
                                                                   ========     ========     ========
  Basic and diluted net loss per share ........................    $  (0.08)    $  (0.13)    $  (0.25)
                                                                   ========     ========     ========

     The  following   potential  common  shares  have  been  excluded  from  the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

                                                        Year Ended
                                               --------------------------------
                                               July 31,     July 31,    July 31,
                                                 2005        2004         2003
                                                ------      ------       -----
Anti-dilutive securities:
     Options to purchase common stock ......    11,226      12,132       9,433
     Warrants ..............................       731         731          --
                                                ------      ------       -----
Total Anti-dilutive securities .............    11,957      12,863       9,433
                                                ======      ======       =====


  Comprehensive Loss

     Comprehensive loss is comprised of net loss and other non-owner changes in stockholders' equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities.

   Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Due to the Company's loss position in fiscal years 2005, 2004 and 2003, there was no provision for income taxes in these years. Deferred tax assets are recognized for anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases. A valuation allowance has been recorded for the total deferred tax assets as management believes it is more likely than not that these assets will not be realized as a result of uncertainties regarding realization of the assets based on the lack of profitability to date and the uncertainty of future profitability.

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

    The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 "Stock Based Compensation" in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2004 and fiscal 2005 presented, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.


    In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board
Opinion,  or APB,  No.  20,  Accounting  Changes,  and  SFAS  No.  3,  Reporting
Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.


  Supplier Concentration

     No supplier concentration exists in the Company's SourceForge, Online Media, E-commerce and Online Images businesses.

  Concentrations of Credit Risk and Significant Customers

     The Company's investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company's investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company's trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of July 31, 2005 and July 31, 2004, no gross accounts receivables were concentrated with one customer.

    For the fiscal years ended July 31, 2005 and July 31, 2004 no one customer represented more than 10% of net revenues. For the fiscal year ended July 31, 2003, one customer, Intel Corporation, accounted for approximately 17% of net revenues. Going forward, the company does not anticipate that any one customer will represent more than 10% of net revenues.

3.  Restructuring Costs and Other Special Charges

     In fiscal 2001 and 2002,  the Company  adopted  plans to exit its  hardware systems and  hardware-related  software  engineering and  professional  services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its SourceForge, Online Media, E-commerce and Online Images businesses and reduce its operating losses to improve cash flow. The Company recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with its original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and accordingly the Company recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, the Company reached an agreement in principal to sublet unoccupied portions of properties that it leases in Sunnyvale, California and Fremont, California. As a result of the change in circumstances due to the agreement in principal, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments, which continue through 2010, is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of July 31, 2005, the Company had an accrual of approximately $7.9 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

     In addition to the above, the Company recorded a net restructuring credit of $0.3 million for the fiscal year ended July 31, 2003. This included $0.4 million of additional charges related to existing excess facilities as a result of the termination of a subtenant lease and $0.3 million of charges associated with the Company's fiscal 2002 plan to reduce its general and administrative overhead costs, net of $1.0 million in credit adjustments to previously recorded restructuring reserves. As of July 31, 2005, no outstanding accruals remained related to these restructuring charges.

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

     Below is a summary of the restructuring charges in operating expenses (in thousands):

                                                                  Total
                                                                 Charged                       Total         Total     Restructuring
                                                              To Operations  Total Charged   Charged To       Cash      Liabilities
                                                                 Fiscal      To Operations   Operations     Receipts/       at
                                                                2001-2003     Fiscal 2004    Fiscal 2005   (Payments)  July 31, 2005
                                                                ---------     -----------    -----------   ----------  -------------
Cash Provisions:
  Other special charges relating to
    restructuring activities ...............................    $  1,349      $     --      $     --       $ (1,349)      $     --
  Facilities charges .......................................      16,176           713          (101)        (8,933)         7,855
  Employee severance and other related charges .............       5,532            --            --         (5,532)            --
                                                                --------      --------      --------       --------       --------
      Total cash provisions ................................      23,057           713          (101)      $(15,814)      $  7,855
                                                                --------      --------      --------       ========       ========
Non-cash:
  Write-off of goodwill and intangibles ....................      90,355            --            --
   Write-off of other special charges relating to
   restructuring activities ................................       9,323         2,496            --
  Write-off of accelerated options from
    terminated employees ...................................       1,352            --            --
   Acceleration of deferred stock compensation .............      36,064            --            --
                                                                --------      --------      --------
      Total non-cash provisions ............................     137,094         2,496            --
                                                                --------      --------      --------
      Total provisions .....................................    $160,151      $  3,209      $   (101)
                                                                ========      ========      ========


     Below is a summary of the changes to the restructuring liability (in thousands):


     Changes in the total accrued restructuring  liability                 Balance at     Charged to                  Balance at
     -----------------------------------------------------                 Beginning      Costs and                     End
                                                                           of Period      Expenses      Deductions    of Period
                                                                           ---------      --------      ----------    ---------
        For the year ended July 31, 2003.............................       $17,994       $   306       $ (3,411)     $ 14,889
        For the year ended July 31, 2004.............................       $14,889       $   713       $ (4,319)     $ 11,283
        For the year ended July 31, 2005.............................       $11,283       $  (101)      $ (3,327)     $  7,855

     Components of the total accrued restructuring liability                 Short         Long          Total
     -------------------------------------------------------                 Term          Term        Liability
                                                                             ----          ----        ---------
        As of July 31, 2003..........................................       $ 4,117       $10,772       $ 14,889
        As of July 31, 2004..........................................       $ 3,440       $ 7,843       $ 11,283
        As of July 31, 2005..........................................       $ 1,748       $ 6,107       $  7,855

4.  Commitments and Contingencies

     The Company leases its facilities under operating leases that expire at various dates through fiscal year 2010. Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of July 31, 2004 are as follows (in thousands):

                                                                        Gross Operating                   Net Operating
                                                                            Leases       Sublease Income     Leases
2006..............................................................          $3,789           $1,145          $2,644
2007..............................................................           3,511            1,033           2,478
2008..............................................................           3,616            1,064           2,552
2009..............................................................           3,724            1,096           2,628
2010..............................................................           3,181              938           2,243
                                                                           -------           ------         -------
      Total minimum lease payments.........................                $17,821           $5,276         $12,545
                                                                           =======           ======         =======


     Gross rent expense for the years ended July 31, 2005, July 31, 2004 and July 31, 2003 was approximately $2.8 million, $3.0 million and $3.9 million, respectively. This rent expense was offset by sublease income of $1.8 million, $1.1 million and $2.4 million for the years ended July 31, 2005, July 31, 2004 and July 31, 2003, respectively. In addition, rent expense of $0.7 million and $0.1 million was recorded as a result of idle facilities charges for the years ended July 31, 2004 and July 31, 2003, respectively. No rent expense as a result of idle facilities charges was recorded for the year ended July 31, 2005. The idle facilities charges for the years ended July 31, 2004 and July 31, 2003 have been recorded as restructuring costs and other special charges in the consolidated statements of operations.

5.  Litigation

    The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company's motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

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

6.  Guarantees and Indemnifications

     As permitted under Delaware law, the Company has agreements whereby the Company's officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company's exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy  coverage,  the  Company  believes  the  estimated  fair  value  of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2005.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company's business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2005.

     The Company warrants that its software products will perform in all material respects in accordance with the Company's standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2005.

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

8.  Common Stock

     In October 1999, the Company's board of directors approved the reincorporation into Delaware by way of a merger with a newly-formed Delaware subsidiary in connection with the Company's IPO. In conjunction with the IPO, the Company issued 4,400,000 shares of common stock with an initial public offering price of $30.00 per share. Upon closing of the initial public offering, all of the outstanding shares of convertible preferred stock were automatically converted into 19,921,322 shares of common stock. In addition, the underwriters exercised their option to purchase 660,000 additional shares to cover the over-allotments of shares at the $30.00 per share offering price. The IPO raised approximately $141,000,000 after underwriting fees and $139,000,000 after all other direct costs. In fiscal year 2005, the Company did not cancel any shares of its common stock. In fiscal year 2004, the Company cancelled 104,127 shares of its common stock, which had been recorded as treasury stock in the consolidated balance sheets and statement of stockholders' equity. In fiscal 2003, the Company cancelled 270,407 shares of its common stock which had been recorded as treasury stock in the consolidated balance sheets and statement of stockholders' equity.

    On November 6, 2003, the company entered into a securities purchase agreement in which the company completed a private placement of 3,529,412 shares of its common stock with The Riverview Group LLC ("Riverview") at an issue price of $4.25 per share for aggregate proceeds of approximately $15 million (the "Private Placement"). In connection with the Private Placement, the Company retained Wharton Capital Partners Ltd. ("Wharton") to act as a financial consultant and placement agent. Also in connection with the Private Placement, Riverview and Wharton received three-year warrants to purchase a total of 705,883 and 25,000 shares of the company's common stock, respectively, at an exercise price of $6.00 and $6.14 per share, respectively (collectively, the "Warrants"). The company entered into a registration rights agreement with Riverview on November 6, 2003 (the "Registration Rights Agreement") in which the company agreed to provide certain registration rights under the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder, and applicable state securities laws with respect to the common stock and the Warrants issued to Riverview.

    Pursuant to the terms of the Registration Rights Agreement, the company filed a registration statement (the "Registration Statement") on Form S-3 in order to register the common stock and Warrants issued in the Private Placement. The SEC declared the Registration Statement effective on April 30, 2004. Before the effective date of the Registration Statement, the shares of the company's common stock sold in the Private Placement and the shares of the common stock underlying the Warrants did not have the same rights as the other shares which were included in the Equity section of the Consolidated Balance sheet.
Therefore, the shares of the company's common stock sold in the Private Placement and the shares of the common stock underlying the Warrants were classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date. Initially the Warrants were valued as of November 6, 2003, and were revalued on January 31, 2004 using the Black-Scholes valuation model and then, on April 30, 2004, the effective date of the Registration Statement, revalued again using the same Black-Scholes valuation model. As a result of these remeasurements, a non-cash credit adjustment of $1.9 million was recorded to properly value the liability. This credit adjustment was offset by a $0.3 million non-cash expense which was recorded as a result of not having the common stock shares associated with the Private Placement registered. Both adjustments have been recorded in
"Remeasurement of warrant liability" in the Consolidated Statement of Operations. As a result of the S-3 becoming effective on April 30, 2004, the remaining liability for the Warrants of $0.6 million was reclassified to equity as of that date.

     As of July 31, 2005 there were 61,659,119 shares of common stock issued and outstanding. The Company is authorized to issue 250,000,000 shares of common stock, $0.001 par value. Each share of common stock has the right to one vote.

The holders of common stock are also entitled to receive dividends whenever funds are available and when declared by the Board of Directors. No cash dividends have been declared or paid through July 31, 2005.

     As of July 31, 2005, the Company had reserved shares of its common stock for future issuance as follows:

     1998 Stock Option Plan and Assumed Plans..........    21,397,374
     1999 Director Option Plan.........................     1,337,084
     1999 Employee Stock Purchase Plan.................     2,461,987
                                                          -----------
                                                           25,196,445
                                                          ===========

   Warrants

     On November 6, 2003, the Company issued two warrants to purchase up to 705,883 and 25,000 shares of common stock to The Riverview Group LLC and Wharton Capital Partners Ltd., respectively in connection with a private placement of the Company's common stock. These warrants are exercisable at exercise prices of $6.00 and $6.14 per share. The terms of these warrants expire in November 2006. At July 31, 2005 both of these warrants remained outstanding.

  Stock Option Plan

     In fiscal year 1999, the Company adopted and the board of directors approved the 1998 Stock Option Plan (the "1998 Plan"). Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through July, 31, 2005, 45,843,687 options have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company's common stock at terms and prices determined by the board of directors. The 1998 Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors.

     The Company's 1999 Director's Option Plan (the "Directors' Plan") was adopted by the Company's board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors' Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through July 31, 2005, 890,000 options have been granted under the Directors' Plan. Under the Directors' Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors' Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected. The Directors' Plan also provides that upon the date of each annual stockholders' meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders' meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant has an exercise price per share equal to the fair market value of the common stock at the date of grant, vest 25% immediately upon the grant date, one thirty-sixth per month thereafter and become fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director's outstanding options will become fully vested and exercisable. Options granted under the Directors' Plan must be exercised within 3 months of the end of the non-employee director's tenure as a member of the board of directors, or within 12 months after a non-employee director's termination by death or disability, provided that the option does not terminate by its terms earlier. Unless terminated sooner, the Directors' Plan terminates automatically in 2009.

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

     The following is a summary of the option activity under all of the stock option plans for the years ended July 31, 2005, July 31, 2004 and July 31, 2003.

                                                                                            Options Outstanding
                                                                                         ---------------------------
                                                                             Options                       Weighted
                                                                            Available     Number of       Average
                                                                            for Grant      Shares     Exercise Price
                                                                           ----------    ----------   --------------
   Balance at July 27, 2002.........................................        8,628,437    12,307,901         4.94
     Authorized.....................................................        2,904,105            --           --
     Granted........................................................       (1,584,600)    1,584,600         1.25
     Exercised......................................................               --    (1,499,274)        0.92
     Cancelled......................................................        2,906,164    (2,960,715)        9.24
     Repurchases....................................................            2,500            --           --
                                                                           ----------    ----------
   Balance at July 31, 2003.........................................       12,856,606     9,432,512         3.61
                                                                           ==========    ==========
     Authorized.....................................................        2,968,033            --           --
     Granted........................................................       (6,226,221)    6,226,221         2.87
     Exercised......................................................               --    (2,199,992)        1.47
     Cancelled......................................................        1,310,209    (1,326,869)        3.95
     Repurchases....................................................               --            --           --
                                                                           ----------    ----------
   Balance at July 31, 2004.........................................       10,908,627    12,131,872         3.58
                                                                           ==========    ==========
     Authorized.....................................................               --            --           --
     Granted........................................................       (1,552,900)    1,552,900         2.05
     Exercised......................................................               --      (300,374)        1.09
     Cancelled......................................................        2,152,685    (2,158,352)        5.27
     Repurchases....................................................               --            --           --
                                                                           ----------    ----------
   Balance at July 31, 2005.........................................       11,508,412    11,226,046         3.11
                                                                           ==========    ==========

        Outstanding Options                                                                     Options Exercisable
                                                                                                -------------------
                                                                       Weighted
                                                                        Average    Weighted                Weighted
                                                                       Remaining    Average                 Average
            Range of                                       Number      Life (in    Exercise                Exercise
         Exercise Prices                                  Outstanding    years)      Price       Shares     Price
         ---------------                                  -----------    ------      -----       ------     -----
        $ 0.02 - $ 0.96...........................           631,304     3.51      $  0.09       598,156   $  0.05
        $ 0.99 - $ 0.99...........................         1,381,677     6.20      $  0.99     1,217,792   $  0.99
        $ 1.00 - $ 1.77...........................         1,123,502     7.68      $  1.37       769,491   $  1.37
        $ 1.79 - $ 2.24...........................         1,201,209     9.12      $  1.99     1,157,875   $  1.99
        $ 2.26 - $ 2.33...........................           857,226     8.21      $  2.28       857,226   $  2.28
        $ 2.45 - $ 2.45...........................         2,094,077     8.92      $  2.45     2,094,077   $  2.45
        $ 2.49 - $ 2.93...........................           355,850     8.57      $  2.68       283,346   $  2.64
        $ 2.98 - $ 2.98...........................         1,207,659     8.36      $  2.98     1,207,659   $  2.98
        $ 3.00 - $ 4.57...........................         1,560,161     6.97      $  3.67     1,517,657   $  3.66
        $ 4.90 - $64.12...........................           813,381     5.29      $ 14.98       813,381   $ 14.98
                                                          ----------                          ----------
        $ 0.02 - $64.12...........................        11,226,046     7.52      $  3.11    10,516,660   $  3.21
                                                          ==========                          ==========

    During fiscal years 2005, 2004 and 2003, there were no options or stock purchase rights granted outside of either the 1998 Plan or the Directors' Plan outstanding. Total options exercisable at July 31, 2005 and July 31, 2004 were 10,516,660 and 4,536,731, respectively.

  Employee Stock Purchase Plan

    In October 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, as authorized by the Board of Directors in September 2003, the maximum aggregate number of shares of stock that may be issued under the ESPP is 3,000,000, cumulatively increased annually by an amount equal to the lesser of (a) 1% of the then issued and outstanding shares of common stock, (b) an amount determined by the board of directors, or (c) 500,000 shares of common stock. During each six-month offering period, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the common stock is 85% of the lesser of the fair value as of the beginning or ending of the offering period. A total of 173,888 shares of common stock were issued under the ESPP through July 31, 2005. At July 31, 2005, 2,461,987 shares were available for issuance. The Company cancelled its Employee Stock Purchase Plan on July 28, 2005.

  Deferred Stock Compensation

     In connection with the grant of stock options to employees during fiscal 1999 and prior to the Company's initial public offering in fiscal 2000, the Company recorded deferred stock compensation within stockholders' equity that was amortized on an accelerated basis in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 28 over the vesting period for the individual award. The amortization expense relates to options awarded to employees in all operating expense categories, however, the amortization of deferred stock compensation has not been separately allocated to these categories. The Company expensed deferred stock compensation of $20,000 and $0.1 million for fiscal years 2004 and 2003, respectively. Deferred stock compensation was fully amortized as of July 31, 2004. As such, there was no deferred stock compensation expense during fiscal 2005.

9.  Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Due to the Company's loss position in fiscal years 2005, 2004 and 2003, there was no provision for federal income taxes for those years. A valuation allowance has been recorded for the total deferred tax assets as management believes there are uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.

    The components of the net deferred tax assets are as follows (in thousands):

                                              July 31,     July 31,     July 31,
                                               2005          2004         2003
                                               ----          ----         ----
  Net operating loss carryforwards.......   $  94,519     $ 86,796    $  83,577
  Other reserves and accruals............       9,092       12,722       13,081
                                            ---------     --------    ---------
                                              103,611       99,518       96,658
  Valuation allowance....................    (103,611)     (99,518)     (96,658)
                                            ---------     --------    ---------
  Net deferred income tax asset..........   $      --     $     --    $      --
                                            =========     ========    =========

     As of July 31, 2005, the Company has net operating loss carryforwards of approximately $263.2 million to offset future federal taxable income, which expire at various dates through fiscal year 2025. This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of OSTG. The deferred tax assets related to the acquisition of OSTG of approximately $5.6 million as of June 7, 2000, will be used to reduce the tax provision if and when realized. The Company also has California net operating loss carryforwards of approximately $83.0 million to offset future California taxable income, which expire at various dates through fiscal year 2015. The net operating loss carryforwards also include approximately $29.1 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be recorded as an addition to additional paid-in capital rather than a reduction of the provision for income taxes. The operating loss carryforwards to be used in future years is limited in accordance with the provisions of the Tax Reform Act of 1986 as the Company has experienced a cumulative stock ownership change of more than 50% over the last three years. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.

10.  Segment and Geographic Information

     The Company's operating segments are significant strategic business units that offer different products and services. The Company has four operating segments: SourceForge, Online Media, E-commerce and Online Images.

     The Company's SourceForge segment focuses on its SourceForge software products. The Company's Online Media segment represents a network of Internet web sites serving the IT professional and software development communities. The Company's E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company's Online Images segment provides online sales of three-dimensional art, animations and presentations. Other includes revenues and costs associated with the Company's former hardware business as well as all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of goodwill and intangibles, amortization of deferred stock, impairment of long-lived assets and interest income, that are not allocated to the individual operating segments and are not considered by the Company's chief decision-making group in evaluating the performance of the operating segments.

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

                                                            Online                    Online                                 Total
     (in thousands)                          SourceForge    Media       E-commerce    Images        Other   Eliminations    Company
     --------------                          -----------    -----       ----------    ------        -----   ------------    -------
Year Ended July 31, 2005
Revenue from external customers ..........    $  7,555     $  8,130     $ 14,918     $  2,284    $     --     $     --     $ 32,887
  Revenue from intersegments .............    $     --     $    279     $     --     $      1    $     --     $   (280)    $     --
  Cost of revenues .......................    $  1,028     $  3,320     $ 11,591     $    495    $     --     $     --     $ 16,434
  Gross margin ...........................    $  6,527     $  5,089     $  3,327     $  1,790    $     --     $   (280)    $ 16,453
  Operating income (loss) ................    $ (5,392)    $ (1,624)    $    673     $    955    $   (264)    $     --     $ (5,652)
  Depreciation expense ...................    $    550     $    346     $     29     $      4    $     --     $     --     $    929
Year Ended July 31, 2004
Revenue from external customers ..........    $  4,995     $  9,728     $ 12,567     $  1,922    $     49     $     --     $ 29,261
  Revenue from intersegments .............    $     --     $    238     $     --     $     --    $     --     $   (238)    $     --
  Cost of revenues .......................    $  1,860     $  2,969     $ 10,225     $    495    $    (12)    $     --     $ 15,537
  Gross margin ...........................    $  3,135     $  6,997     $  2,342     $  1,427    $     61     $   (238)    $ 13,724
  Operating income (loss) ................    $ (8,900)    $   (431)    $     79     $    622    $ (2,377)    $     --     $(11,007)
  Depreciation expense ...................    $  1,123     $    260     $     30     $     43    $     --     $     --     $  1,456
Year Ended July 31, 2003
  Revenue from external customers ........    $  2,918     $ 10,405     $  8,565     $  1,580    $    760     $     --     $ 24,228
  Revenue from intersegments .............    $     --     $    163     $     --     $     --    $     --     $   (163)    $     --
  Cost of revenues .......................    $  1,997     $  3,852     $  7,025     $    338    $   (432)    $     --     $ 12,780
  Gross margin ...........................    $    921     $  6,716     $  1,540     $  1,242    $  1,192     $   (163)    $ 11,448
  Operating income (loss) ................    $(13,575)    $   (376)    $   (162)    $    353    $ (1,122)    $     --     $(14,882)
  Depreciation expense ...................    $  2,129     $  1,049     $     12     $     12    $     --     $     --     $  3,202

     During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites. Revenues for each of the fiscal years ended July 31, 2005, July 31, 2004 and July 31, 2003 were primarily generated from sales to end users in the United States of America.

Quarterly Financial Data
                                                                                          Fiscal Year 2005
                                                                                          ----------------
                                                                                   For the three months ended
                                                                     ------------------------------------------------------
                                                                     October 31     January 31     April 30        July 31
                                                                     ----------     ----------     --------        -------
Net revenues ..................................................      $  6,998       $  9,927       $  7,611       $  8,351
Gross margin ..................................................         3,479          4,316          4,029          4,629
Loss from operations ..........................................        (1,871)          (918)        (1,617)        (1,246)
Net loss attributable to common stockholders ..................      $ (1,616)      $   (702)      $ (1,376)      $ (1,000)
Per share amounts:
  Basic and diluted net loss per share ........................      $  (0.03)      $  (0.01)      $  (0.02)      $  (0.02)
  Shares used in computing basic and diluted net loss per share        61,296         61,412         61,523         61,586

                                                                                          Fiscal Year 2004
                                                                                          ----------------
                                                                                   For the three months ended
                                                                     ------------------------------------------------------
                                                                     October 31     January 31     April 30        July 31
                                                                     ----------     ----------     --------        -------
Net revenues ..................................................      $  5,797       $  8,856       $  7,291       $  7,317
Gross margin ..................................................         2,547          3,542          3,778          3,857
Loss from operations ..........................................        (2,402)        (2,309)        (5,265)        (1,031)
Net loss attributable to common stockholders ..................      $ (1,223)      $ (1,431)      $ (4,125)      $   (861)
Per share amounts:
  Basic and diluted net loss per share ........................      $  (0.02)      $  (0.02)      $  (0.07)      $  (0.01)
  Shares used in computing basic and diluted net loss per share        56,255         60,355         60,882         61,141

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    During its review of the Company's interim financial statements for the fiscal third quarter ended April 30, 2005, a disagreement arose between the Company and BDO regarding the application of accounting principles, which disagreement ultimately was resolved to BDO's satisfaction. The disagreement concerned the accounting for one of the Company's volume-based sales incentive programs, specifically, whether the Company had developed sufficient historical experience to begin calculating the amount of the accrued liability pertaining to such programs based on estimated future expiration rates versus continuing to calculate the liability based on actual expirations. The Audit Committee discussed this disagreement with BDO.

    As disclosed in the Company's Form 10-Q for the period ended April 30, 2005, BDO notified the Company's Audit Committee and the Company's management of a control deficiency in the Company's internal control structure involving the design or operation of the Company's internal controls over financial reporting that BDO considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in the Company's annual or interim financial statements and not be prevented or detected. The material weakness identified by BDO pertained to the need for additional resources and technical accounting expertise to be available to the Company's accounting and financial reporting function to assist the Company in addressing relatively complex transactions and/or accounting issues that arise from time to time in the course of the Company's operations.


    In addition, on October 10, 2005, the Company filed a current report on Form 8-K to report a change in the Company's independent registered public accounting firm.


Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures


The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2005. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of July 31, 2005, the Company's disclosure controls and procedures were not effective because of the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. As a result of the material weaknesses described in the following paragraphs, management has concluded that, as of July 31, 2005, the Company's internal control over financial reporting was not effective based on those criteria. As defined by Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon our management's assessment of our internal control over financial reporting as of July 31, 2005, we have identified the following material weaknesses:

    o Lack of sufficient personnel and technical accounting and financial reporting expertise within the Company's accounting and finance function. As of July 31, 2005, we did not have sufficient personnel and technical accounting and financial reporting expertise within our accounting function to sufficiently address relatively complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of our operations. This situation was exacerbated by the additional demands placed upon our accounting and finance personnel as we worked to meet the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002. We previously disclosed this material weakness in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2005. At that time, the material weakness was identified as a result of our misapplication of generally accepted accounting principles pertaining to the accounting for our volume-based sales incentive programs. Further, in connection with preparing our fiscal 2005 annual financial statements, we did not initially classify a material amount of deferred sublease income and prepaid royalties correctly between current assets and long-term assets. The proper classification was identified by our independent registered public accounting firm and was adjusted in the Company's balance sheet at July 31, 2005.

        This material weakness resulted in adjustments to our fiscal year 2005 annual and interim financial statements. Further, this material weakness could result in material misstatements to our annual or interim financial statements that would not be prevented or detected.

    o Inadequate controls over period-end financial reporting. As of July 31, 2005, our Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations. This review represents an important detective control in our internal control over financial reporting. Because there was no separate independent detailed review of this critical financial information, there is a risk that inaccurate information may be reported and errors may not be identified.

        This material weakness did not result in adjustments to our fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to our annual or interim financial statements that would not be prevented or detected.


    o Inadequate controls in the areas of revenue and accounts receivable. During the fiscal year ended July 31, 2005, there were certain instances in which fully executed contracts were not obtained in a timely manner in connection with providing online advertising services. Further, in a limited number of situations, revenue was not adjusted to properly reflect below-estimated "click-throughs" on certain advertising sponsorship buttons and links. In addition, in certain instances the same individual had authority for activities which should be segregated, such as processing of orders and authorization of shipping; and invoicing and collections. Furthermore, we did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness.

        This material weakness did not result in adjustments to our fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to our annual or interim financial statements that would not be prevented or detected.

    o Inadequate controls in the area of purchases. During the fiscal year ended July 31, 2005, management did not ensure that the Company's Purchasing Policy was strictly enforced, including instances where the purchasing manager did not obtain appropriate approvals for purchasing and the facilities manager did not always sign off on the packing slips to provide evidence of the actual quantity received. In addition, we did not maintain adequate segregation of duties among members of our purchasing and receiving departments. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, we did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. We determined that we have compensating controls in place to mitigate the risk that these control deficiencies could result in a material misstatement to our annual or interim financial statements; however, due to the opportunity for invalid and unauthorized purchases, we determined that these control deficiencies, in the aggregate, represent a material weakness.

        This material weakness did not result in adjustments to our fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to our annual or interim financial statements that would not be prevented or detected.

    o Inadequate controls in the area of information technology. As of July 31, 2005, we did not maintain effective controls over access to the accounting system and in some cases did not maintain complete documentation regarding these access rights. Specifically, certain of our accounting users with financial, accounting and reporting responsibilities also had inappropriate access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor was this access independently monitored. In addition, the documentation regarding access privileges of certain individuals to the accounting system was not reflective of actual access privileges. Further, we did not maintain adequate controls in the areas of system development life cycle, or SDLC, and Change Management.
        Management determined that these weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness.

        This material weakness did not result in adjustments to our fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to our annual or interim financial statements that would not be prevented or detected. .

    o Lack of internal control reports (under SAS 70) from critical external service providers. As of July 31, 2005, we were unable to obtain proper "Report on Controls Placed in Operation and Test of Operating Effectiveness" (issued under SAS 70) from two external service providers. These include the provider of our hosted accounting system and the provider of our hosted advertising servicing system. The services performed by these service providers were deemed material and significant to the Company's business and accurate financial reporting.

        This material weakness did not result in adjustments to our fiscal year 2005 annual or interim financial statements. However, this material weakness could result in a risk that integrity of critical company data could be compromised at external service providers which could result in material misstatements to our annual or interim financial statements that would not be prevented or detected.

In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our chief executive officer and chief financial officer concluded that, as of July 31, 2005, our internal control over financial reporting was not effective.

Our independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management's assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K on page 68.

Completed  and  Planned   Remediation   Actions  to  Address   Internal  Control
Deficiencies


Management believes the actions that we have taken since July 31, 2005 and actions that will be taken in fiscal year 2006, along with other improvements yet to be formally identified, will address the material weaknesses in our internal control over financial reporting noted above. Some of these remediation actions are discussed below.

    o In relation to the material weakness in the area of lack of sufficient personnel and technical accounting and financial reporting expertise within the Company's accounting and finance function, we are committed to hiring a sufficient number of technically-qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly concluded upon. Further, we will implement a detailed review of balance sheet classifications.

    o In relation to the material weakness in the area of inadequate controls over period-end financial reporting, to remedy this deficiency, we will ensure that the internal reporting package is reviewed and signed off by a person other than the preparer.

    o In relation to the material weakness in the area of inadequate controls in the area of revenue and accounts receivable, we are strictly enforcing the policy of obtaining fully-executed contracts from each customer before running the customer's ads and have put in place processes to independently review all sponsorship and "non-standard" impression contracts to ensure that they are captured and accounted for correctly. In addition, we will monitor job responsibilities for all accounting personnel and ensure that employees are not expected to take on multiple conflicting duties.

    o In relation to the material weakness in the area of inadequate controls in the area of purchases, we are strictly enforcing the purchasing policy, including, but not limited to, requiring that approvals be obtained before the Company issues a purchase order and requiring that all packing slips be signed off as evidence of quantities purchased. We will also monitor job responsibilities for all accounting personnel and ensure that employees are not expected to take on multiple conflicting duties.

    o In relation to the material weakness in the area of inadequate controls in the area of information technology, we are periodically reviewing access rights and are enforcing compliance to our SDLC and Change Management policies. In addition, we will update documentation regarding access privileges of certain individuals to the accounting system to reflect actual access privileges.

    o In relation to the material weakness in the area of a lack of internal control reports (under SAS 70) from critical external service providers, we received a SAS 70 report from the provider of our hosted accounting system in October 2005 and expect to receive a SAS 70 report from the provider of our hosted ad servicing system in March 2006. In addition, we will work with our external service providers to obtain timely SAS 70 reports; in those instances where a timely report is unavailable, we will undertake additional testing to ensure adequate controls are in place and effective.

Limitations on Effectiveness of Controls


VA Software's management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of VA Software, Corporation:

    We  have  audited  management's  assessment,  included  in the  accompanying
Management's Report on Internal Control over Financial Reporting, that VA Software Corporation did not maintain effective internal control over financial reporting as of July 31, 2005, because of the effects of the material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VA Software Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:


    o Lack of sufficient personnel and technical accounting and financial reporting expertise within the Company's accounting and finance function. As of July 31, 2005, the Company did not have sufficient personnel and technical accounting and financial reporting expertise within its accounting function to sufficiently address relatively complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of its operations. This situation was exacerbated by the additional demands placed upon the
        Company's accounting and finance personnel as it worked to meet the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002. The Company previously disclosed this material weakness in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005. At that time, the material weakness was identified as a result of the Company's misapplication of generally accepted accounting principles pertaining to the accounting for its volume-based sales incentive programs. Further, in connection with preparing its fiscal 2005 annual financial statements, the Company did not initially classify a material amount of deferred sublease income and prepaid royalties correctly between current assets and long-term assets. The proper classification was ultimately adjusted in the Company's balance sheet at July 31, 2005.

        This material weakness resulted in adjustments to the Company's fiscal year 2005 annual and interim financial statements. Further, this material weakness could result in material misstatements to the Company's annual or interim financial statements that would not be prevented or detected.

    o Inadequate controls over period-end financial reporting. As of July 31, 2005, the Company's Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations. This review represents an important detective control in the Company's internal control over financial reporting. Because there was no separate independent detailed review of this critical financial information, there is a risk that inaccurate information may be reported and errors may not be identified.

        This material weakness did not result in adjustments to the Company's fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to the Company's annual or interim financial statements that would not be prevented or detected.


    o Inadequate controls in the areas of revenue and accounts receivable. During the fiscal year ended July 31, 2005, there were certain instances in which fully executed contracts were not obtained in a timely manner in connection with providing online advertising services. Further, in a limited number of situations, revenue was not adjusted to properly reflect below-estimated "click-throughs" on certain advertising sponsorship buttons and links. In addition, in certain instances the same individual had authority for activities which should be segregated, such as processing of orders and authorization of shipping; and invoicing and collections. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness.

        This material weakness did not result in adjustments to the Company's fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to the Company's annual or interim financial statements that would not be prevented or detected.

    o Inadequate controls in the area of purchases. During the fiscal year ended July 31, 2005, management did not ensure that the Company's Purchasing Policy was strictly enforced, including instances where the purchasing manager did not obtain appropriate approvals for purchasing and the facilities manager did not always sign off on the packing slips to provide evidence of the actual quantity received. In addition, the Company did not maintain adequate segregation of duties among members of its purchasing and receiving departments. In several instances, the
        Company had the same personnel performing duties that were not compatible, such as purchasing and receiving. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness.

        This material weakness did not result in adjustments to the Company's fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to the Company's annual or interim financial statements that would not be prevented or detected.

    o Inadequate controls in the area of information technology. As of July 31, 2005, the Company did not maintain effective controls over access to the accounting system and in some cases did not maintain complete documentation regarding these access rights. Specifically, certain of the Company's accounting users with financial, accounting and reporting responsibilities also had inappropriate access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor was this access independently monitored. In addition, the documentation regarding access privileges of certain individuals to the accounting system was not reflective of actual access privileges. Further, the Company did not maintain adequate controls in the areas of system development life cycle, or SDLC, and Change Management. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness.

        This material weakness did not result in adjustments to the Company's fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to the Company's annual or interim financial statements that would not be prevented or detected.

    o Lack of internal control reports (under SAS 70) from critical external service providers. As of July 31, 2005, the Company was unable to obtain proper "Report on Controls Placed in Operation and Test of Operating Effectiveness" (issued under SAS 70) from two external service providers. These include the provider of the Company's hosted accounting system and the provider of its hosted advertising servicing system. The services performed by these service providers were deemed material and significant to the Company's business and accurate financial reporting.

        This material weakness did not result in adjustments to the Company's fiscal year 2005 annual or interim financial statements. However, this material weakness could result in material misstatements to the Company's annual or interim financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of VA Software Corporation's consolidated financial statements as of and for the year ended July 31, 2005, and this report does not affect our report dated October 31, 2005 on those consolidated financial statements.

    In our opinion, management's assessment that VA Software Corporation did not maintain effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, VA Software Corporation has not maintained effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We do not express an opinion or any other form of assurance on management's statements regarding corrective actions taken by the Company after July 31, 2005.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of VA Software Corporation as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended July 31, 2005 and our report dated October 31, 2005 expressed an unqualified opinion thereon.


/s/ BDO Seidman, LLP

San Jose, California
October 31, 2005

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information called for by this item is incorporated by reference to the sections entitled "Certain Beneficial Owners", "Security Ownership of Directors and Executive Officers" and "Information About The Directors, Nominees And Executive Officers" in the Company's 2005 Proxy Statement, which will be delivered to stockholders in connection with the Company's annual stockholders' meeting to be held on December 7, 2005.

Code of Ethics

    In addition to the Company's Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers. The Company has posted the text of its Code of Ethics for Principal Executive and Senior
Financial Officers on its Internet Web site at: http://www. vasoftware.com/company/docs/Code_of_Ethics_for_Senior_Financial_Officers.pdf.


Item 11.  Executive Compensation

     The information called for by this item is incorporated by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's 2005 Proxy Statement, which will be delivered to stockholders in connection with the Company's annual stockholders' meeting to be held on December 7, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated by reference to the sections entitled "Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Company's 2005 Proxy Statement, which will be delivered to stockholders in connection with the Company's annual stockholders' meeting to be held on December 7, 2005.

Item 13.  Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's 2005 Proxy Statement, which will be delivered to stockholders in connection with the Company's annual stockholders' meeting to be held on December 7, 2005.

Item 14.  Principal Accountant Fees and Services.

     The information called for by this item is incorporated by reference to the section entitled "Principal Accountant Fees and Services" in the Company's 2005 Proxy Statement, which will be delivered to stockholders in connection with the Company's annual stockholders' meeting to be held on December 7, 2005

                                     PART IV

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


                                        VA SOFTWARE CORPORATION

                                        By:  /s/   ALI JENAB
                                           -------------------------------------
                                                      Ali Jenab
                                           Chief Executive Officer and President


Date: October 31, 2005

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

           Signature                                                 Title                                   Date
           ---------                                                 -----                                   ----
   /s/  ALI JENAB                                     Chief Executive Officer, President               October 31, 2005
------------------------------------              (principle executive officer) and Director
           Ali Jenab


   /s/  KATHLEEN R. MCELWEE                    Senior Vice President and Chief Financial Officer       October 31, 2005
------------------------------------                    (principle accounting officer)
      Kathleen R. McElwee


   /s/  ANDREW ANKER                                               Director                            October 31, 2005
------------------------------------
         Andrew Anker


   /s/  LARRY M. AUGUSTIN                             Chairman of the Board of Directors               October 31, 2005
------------------------------------
       Larry M. Augustin


   /s/  ANDRE M. BOISVERT                                          Director                            October 31, 2005
------------------------------------
       Andre M. Boisvert


   /s/  RAM GUPTA                                                  Director                            October 31, 2005
------------------------------------
           Ram Gupta


   /s/  ROBERT M. NEUMEISTER, JR.                                  Director                            October 31, 2005
------------------------------------
   Robert M. Neumeister, Jr.


   /s/  CARL REDFIELD                                              Director                            October 31, 2005
------------------------------------
         Carl Redfield

   /s/ DAVID B. WRIGHT                                             Director                            October 31, 2005
------------------------------------
        David B. Wright


                             VA SOFTWARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                 Balance at   Charged to              Balance at
                                                                  Beginning    Costs and                  End
    Description                                                   of Period    Expenses   Deductions   of Period
    -----------                                                   ---------    --------   ----------   ---------
    Year Ended July 27, 2003
      Allowance for doubtful accounts........................     $  1,166    $     (19)   $  1,003    $   144
      Allowance for excess and obsolete inventory............     $     30    $      (6)   $     --    $    24
    Year Ended July 31, 2004
      Allowance for doubtful accounts........................     $    144    $      56    $     73    $   127
      Allowance for excess and obsolete inventory............     $     24    $       9    $     --    $    33
    Year Ended July 31, 2005
      Allowance for doubtful accounts........................     $    127    $      40    $      1    $   166
      Allowance for excess and obsolete inventory............     $     33    $      57    $     31    $    59

                                  EXHIBIT INDEX

   Exhibit
   Number
   ------
   3.1(1)        --    Amended and Restated Certificate of Incorporation of the Registrant

   3.2(1)        --    Bylaws of the Registrant

   4.1(1)        --    Specimen Common Stock Certificate

   4.2(2)        --    Warrant to Purchase Shares of Common Stock issued to The Riverview Group LLC

  10.1(1) ++     --    Form of Indemnification Agreement between the Registrant and each of its directors and officers

  10.2(1) ++     --    1998 Stock Plan and forms of agreement thereunder

  10.3(1) ++     --    1999 Employee Stock Purchase Plan

  10.4(1) ++     --    1999 Director Option Plan


  10.6+(3)       --    Master Lease Agreement between Boca Global, Inc. and Bordeaux Partners LLC

  10.7+(4)       --    Master Lease Agreement between Registrant and Renco Investment Company

  10.8(5)        --    Consent of Linus Torvalds

  10.9 (7)       --    Sublease between registrant and @Road, Inc., dated June 9, 2004.

  10.10 (8)      --    Consent to Sublease Agreement between registrant, @Road, Inc. and Renco Investment Company, dated June 9, 2004.

  10.11(6)       --    Registration  Rights Agreement between Registrant and certain holders of Common Stock, dated November 6, 2003

  10.12 (9)      --    First  Amendment to  Registration  Rights  Agreement  between  Registrant and certain  holders of Common
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

____________

+ Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.


(1) Incorporated by reference to the corresponding exhibit of Registrant's form S-1 and the amendment thereto (Commission registration no. 333-88687).

(2) Incorporated by reference from Exhibit 4.1 of Registrant's Current Report on Form 8-K filed on November 7, 2003.

(3) Incorporated by reference from Exhibit 10.16 of Registrant's form S-1 and the amendments thereto (Commission registration no. 333-88687).

(4) Incorporated by reference from Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).

(5) Incorporated by reference from Exhibit 10.18 of Registrant's Quarterly Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).

(6) Incorporated by reference from Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on November 7, 2003.

(7) Incorporated by reference from Exhibit 10.42 of Registrant's Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 28, 2005 (Commission file number 000-28369).

(8) Incorporated by reference from Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 28, 2005 (Commission file number 000-28369).

(9) Incorporated by reference from Exhibit 10.12 of Registrant's Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 28, 2005 (Commission file number 000-28369).

++  Denotes a management contract or compensatory plan or arrangement.