Form 10-K/A
period 2005-07-31
VA SOFTWARE CORP
filed 2005-11-15
CIK 1096199

================================================================================

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to amend Exhibit 23.2 (Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm). Unaffected Items have not been repeated in this Amendment No. 1.

     Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other Items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on October 31, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

     1.   All Financial Statements:

    See the Consolidated Financial Statements and notes thereto in Item 8.

     2. Schedule II -- Valuation and Qualifying Accounts are filed as part of this Form 10-K.

     3.   Exhibits:

     23.2 Amended Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VA SOFTWARE CORPORATION

                                      By:      /s/   ALI JENAB
                                         ---------------------------------------
                                                    Ali Jenab
                                           Chief Executive Officer and President


Date: November 15, 2005