Form 10-Q
period 2005-10-31
VA SOFTWARE CORP
filed 2005-12-12
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At December 5, 2005
Common Stock, $0.001 par value	61,732,226

PART I

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2005	July 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,687	$2,498
Short-term investments	31,098	34,116
Accounts receivable, net of allowance of $150 and $166, respectively	4,636	4,247
Related party receivables	268	59
Inventories	1,372	773
Prepaid expenses and other current assets	1,478	1,014
Total current assets	41,539	42,707
Property and equipment, net	632	736
Long-term investments	1,159	1,806
Restricted cash, non current	1,000	1,000
Other assets	1,132	1,132
Total assets	$45,462	$47,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,357	$1,574
Accrued restructuring liabilities, current portion	1,592	1,748
Deferred revenue (including $51 and $47 related party deferred revenue, respectively)	2,208	2,134
Accrued liabilities and other	2,599	2,882
Total current liabilities	7,756	8,338
Accrued restructuring liabilities, net of current portion	5,709	6,107
Other long-term liabilities	1,255	1,271
Total liabilities	14,720	15,716
Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Common stock	62	62
Treasury stock	(4)	(4)
Additional paid-in capital	784,166	783,895
Accumulated other comprehensive loss	(191)	(231)
Accumulated deficit	(753,291)	(752,057)
Total stockholders’ equity	30,742	31,665
Total liabilities and stockholders’ equity	$45,462	$47,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	October 31,	October 31,
	2005	2004

Net revenues:
SourceForge revenues (including $219 and $22 related party revenue, respectively)	$1,421	$1,931
Online Media revenues	2,581	1,849
E-commerce revenues	3,586	2,694
Online Images revenues	580	524
Net revenues	8,168	6,998
Cost of revenues:
SourceForge cost of revenues	276	232
Online Media cost of revenues	863	802
E-commerce cost of revenues	2,842	2,355
Online Images cost of revenues	111	130
Cost of revenues	4,092	3,519
Gross margin	4,076	3,479
Operating expenses:
Sales and marketing	2,297	2,411
Research and development	1,602	1,471
General and administrative	1,688	1,465
Amortization of intangible assets	1	3
Total operating expenses	5,588	5,350
Loss from operations	(1,512)	(1,871)
Interest income, net	284	190
Other income, net	(6)	65
Net loss	$(1,234)	$(1,616)
Other comprehensive income (loss):
Unrealized gain on marketable securities and investments	39	36
Foreign currency translation loss	--	(68)
Comprehensive loss	$(1,195)	$(1,648)

Net loss	$(1,234)	$(1,616)

Basic and diluted net loss per share	$(0.02)	$(0.03)
Shares used in computing basic and diluted net loss per share	61,667	61,296

Net income for the first quarter of fiscal 2006 included stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) 123(R) of $0.2 million. The Consolidated Financial Statements do not reflect any stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 in the first quarter of fiscal 2005 because the Company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the first quarter of fiscal 2005 was $3.1 million or $0.05 per diluted share.

The accompanying notes are an integral part of these condensed consolidated financial statements

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	October 31,	October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,234)	$(1,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	196	250
Stock-based compensation expense	228	—
Provision for bad debts	(15)	1
Provision for excess and obsolete inventory	(17)	40
Loss on disposal of assets	1	--
Changes in assets and liabilities:
Accounts receivable	(583)	(133)
Inventories	(582)	174
Prepaid expenses and other assets	(463)	(123)
Accounts payable	(217)	(639)
Accrued restructuring liabilities	(553)	(973)
Deferred revenue	93	681
Accrued liabilities and other	(272)	318
Other long-term liabilities	(35)	18
Net cash used in operating activities	(3,453)	(2,002)
Cash flows from investing activities:
Purchase of property and equipment	(91)	(119)
Sale of property and equipment	(1)	—
Purchase of marketable securities	(5,702)	(1,162)
Sale of marketable securities	9,406	2,188
Other, net	(3)	--
Net cash provided by investing activities	3,609	907
Cash flows from financing activities:
Payments on loans and notes payable	(11)	—
Proceeds from issuance of common stock, net	44	231
Net cash provided by financing activities	33	231

Effect of exchange rate changes on cash and cash equivalents	—	(68)
Net increase (decrease) in cash and cash equivalents	189	(932)
Cash and cash equivalents, beginning of period	2,498	10,964
Cash and cash equivalents, end of period	$2,687	$10,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Overview

VA Software Corporation (“VA Software,”“VA” or the “Company”) was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation. It develops, markets and supports a software application known as SourceForge Enterprise Edition ("SourceForge") and owns and operates OSTG, Inc. ("OSTG") and its wholly-owned subsidiaries, a network of Internet Web sites offering advertising, retail and animation services and products.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with accounting principles generally accepted in the United States of America. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the Company’s consolidated financial statements and related notes requires the Company to make estimates, which include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company has based its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and the Company evaluates its estimates on a regular basis and makes changes accordingly. Historically, the Company’s estimates relative to its critical accounting estimates have not differed materially from actual results, however actual results may differ from these estimates under different conditions.

A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used, or changes in accounting estimates could materially impact the financial statements.

There have been no significant changes to the Company’s critical accounting estimates during the three months ended October 31, 2005 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report of Form 10-K for the year ended July 31, 2005.

Principles of Consolidation

The interim financial information presented in this 10-Q includes the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. (“VA Linux Japan”) for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company’s investment in VA Linux Japan to approximately 11%. As of October 31, 2005, VA Software’s investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The operations of VA Linux Japan primarily relate to the Company’s former systems and services business; however, VA Linux Japan also acts as a reseller of the Company’s SourceForge application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG Web sites for the Japanese market. There are $0.3 million of related-party receivables and $51,000 of related-party deferred revenue associated with VA Linux Japan as of October 31, 2005 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $59,000 of related-party receivables and $47,000 of related-party deferred revenue associated with VA Linux Japan as of July 31, 2005 that were included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $0.2 million and $22,000 related-party revenues associated with VA Linux Japan for the three months ended October 31, 2005 and October 31, 2004, respectively.

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the respective country’s local currency. Operations related to all of the Company’s foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. Although several of the legal entities still exist as of October 31, 2005, no revenues were generated from these entities for the periods presented and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. Minimal cash balances have been maintained in these entities for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of October 31, 2005 the Company did not hold any foreign currency derivative instruments. The Company is in the process of formally liquidating all of its foreign subsidiaries.

Segment and Geographic Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, is the Chief Executive Officer and the executive team. The Company currently operates as four reportable business segments: SourceForge, Online Media, E-commerce and Online Images.

The Company markets its products in the United States through its direct sales force and online Web sites. Revenues for the three months ended October 31, 2005 and October 31, 2004 were generated primarily from sales to end users in the United States.

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

Cash, cash equivalents and investments, of which $33.1 million mature within one year, consist of the following (in thousands) at market value:

	October 31,	July 31,
	2005	2005
Government securities	$21,828	$22,103
Corporate securities	9,426	12,357
Asset backed securities	1,809	2,021
Money market funds	1,179	788
Total Investments	$34,242	$37,269
Operating cash	702	1,151
Restricted cash	1,000	1,000
Total cash, cash equivalents, short-term investments & long-term investments	$35,944	$39,420

Included in cash and cash equivalents	$1,985	$1,347
Included in short-term investments	31,098	34,116
Included in long-term investments	1,159	1,806
Total Investments	$34,242	$37,269

Revenue Recognition

SourceForge Revenues

Software revenues are derived from fees for licenses of the Company’s SourceForge software products, maintenance, consulting and training. The Company recognizes all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on the Company’s customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, the Company defers all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv)collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

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

Online Media Revenues

Online media revenues are primarily derived from cash sales of advertising space on the Company’s various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites. The Company recognizes Online Media revenues over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company’s obligations typically include guarantees of a minimum number of “impressions” (times that an advertisement is viewed by users of the Company’s online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenues until the guaranteed impressions are achieved.

E-commerce Revenues

E-commerce revenues are derived from the online sale of consumer goods. The Company recognizes E-commerce revenues from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Under SAB No. 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company’s E-commerce revenues occurred in its second fiscal quarter, which in fiscal 2006, began on November 1, 2005, and will end on January 31, 2006. As is typical in the retail industry, the Company generally experiences lower E-commerce revenues during the other quarters. Therefore, the Company’s E-commerce revenues in a particular quarter are not necessarily indicative of future E-commerce revenues for a subsequent quarter or its full fiscal year.

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

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs incurred related to internal use software are capitalized and amortized over their useful lives.

Stock Based Compensation Expense

During the quarter ended October 31, 2005, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R) -“Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” and a supersession of Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. The principal focus of SFAS 123(R) however, is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period-and unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During the quarter ended October 31, 2005, the Company recognized $228,000 in compensation expense related to options granted employees.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended October 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company calculated the fair value of each option grant and stock purchase right on the date of the grant using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 (R) using the following assumptions:

For the Three Months Ended October 31, 2005
Expected life (years)	7.0
Risk-free interest rate	4.5%
Volatility	91.67%
Dividend yield	None

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	October 31, 2005	July 31, 2005
Computer and office equipment (useful lives of 2 years)	$3,893	$3,811
Furniture and fixtures (useful lives of 2 to 4 years)	484	484
Leasehold improvements (useful lives of lesser of estimated life or lease term)	285	285
Software (useful lives of 2 to 5 years)	2,073	2,064
Total property and equipment	6,735	6,644
Less: Accumulated depreciation and amortization	(6,103)	(5,908)
Property and equipment, net	$632	$736

Goodwill and Intangibles

Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three months ended October 31, 2005 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2005.

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of October 31, 2005		As of July 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Domain and trade names	$5,935	$(5,926)	$5,932	$(5,925)
Purchased technology	2,534	(2,534)	2,534	(2,534)
Total intangible assets	$8,469	$(8,460)	$8,466	$(8,459)

The aggregate amortization expense of intangible assets was $1,000 for the three-month period ending October 31, 2005 and $3,000 for the three-month period ending October 31, 2004. The estimated total amortization expense of acquired intangible assets is $4,400 for the fiscal year ending July 31, 2006, $3,000 for the fiscal year ending July 31, 2007 and $1,500 for the fiscal year ending July 31, 2008.

Inventories

Inventories related to the Company’s E-commerce and Online Images segments consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of October 31, 2005, no one customer accounted for a material concentration of our gross account receivables.

For the three months ended October 31, 2005 and October 31, 2004, no one customer represented more than 10% of net revenues. The Company does not anticipate that any one customer will represent more than 10% of net revenues in the near future.

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

In addition, during the third quarter of fiscal 2004, the Company reached agreements in principal to sublet unoccupied portions of properties that it leases in Sunnyvale, California and Fremont, California. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The total adjustment to restructuring expenses in fiscal 2004 was therefore $3.2 million. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of October 31, 2005, the Company had an accrual of approximately $7.3 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was not applicable.

Below is a summary of the restructuring charges in operating expenses (in thousands):

	Total Charged To Operations Fiscal 2001-2004	Total Charged To Operations Fiscal 2005	Total Cash Receipts/ (Payments)	Restructuring Liabilities at October 31, 2005
Cash Provisions:
Other special charges relating to
restructuring activities	$1,349	$--	$(1,349)	$--
Facilities charges	16,889	(101)	(9,487)	7,301
Employee severance and other related charges	5,532	--	(5,532)	--
Total cash provisions	23,770	(101)	$(13,460)	$7,301
Non-cash:
Write-off of goodwill and intangibles	90,355	--
Write-off of other special charges relating to restructuring activities	11,819	--
Write-off of accelerated options from
terminated employees	1,352	--
Acceleration of deferred stock compensation	36,064	--
Total non-cash provisions	139,590	--
Total provisions	$163,360	$(101)

Below is a summary of the changes to the restructuring liability (in thousands):

Changes in the total accrued restructuring liability	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
From July 29, 2000 through July 31, 2004	$--	$23,770	$(12,487)	$11,283
For the year ended July 31, 2005	$11,283	$(101)	$(3,327)	$7,855
For the quarter ended October 31, 2004	$11,283	$--	$(973)	$10,310
For the quarter ended October 31, 2005	$7,855	$--	$(554)	$7,301

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of October 31, 2004	$3,019	$7,291	$10,310
As of October 31, 2005	$1,592	$5,709	$7,301

4. Computation of Per Share Amounts

In accordance with SFAS No. 128 “Earnings Per Share,” basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three months ended October 31, 2005 and October 31, 2004, the Company excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	October 31, 2005	October 31, 2004
Net loss	$(1,234)	$(1,616)
Basic and diluted:
Weighted average shares of common stock outstanding	61,667	61,296
Shares used in computing basic and diluted net loss per share	61,667	61,296
Basic and diluted net loss per share	$(0.02)	$(0.03)

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended
	October 31, 2005	October 31, 2004
Anti-dilutive securities:
Options to purchase common stock	10,541	11,962
Warrants	731	731
Total	11,272	12,693

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for sale marketable securities.

6. Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has four operating segments: SourceForge, Online Media, E-commerce and Online Images.

The Company’s SourceForge segment focuses on its SourceForge software products. The Company’s Online Media segment consists of a network of Internet Web sites serving the IT professional and software development communities. The Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company’s Online Images segment provides online sales of three-dimensional art, animations and presentations. Other includes revenues and costs associated with the Company’s former hardware business as well as all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of intangible assets and amortization of deferred stock, that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments.

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

(in thousands)	SourceForge	Online Media	E-commerce	Online Images	Other	Eliminations		Total Company
Three Months Ended October 31, 2005
Revenue from external customers	$1,421	$2,581	$3,586	$580	$--		$--	$8,168
Revenue from intersegments	$--	$13	$--	$--	$--		$(13)	$--
Cost of revenues	$276	$863	$2,842	$111	$--		$--	$4,092
Gross margin	$1,145	$1,731	$744	$469	$--		$(13)	$4,076
Operating income (loss)	$(1,625)	$(262)	$136	$239	$--		$--	$(1,512)
Depreciation expense	$127	$52	$9	$6	$--		$--	$194
Three Months Ended October 31, 2004
Revenue from external customers	$1,931	$1,849	$2,694	$524	$--		$--	$6,998
Revenue from intersegments	$--	$125	$--	$--	$--		$(125)	$--
Cost of revenues	$232	$802	$2,355	$130	$--		$--	$3,519
Gross margin	$1,699	$1,047	$339	$394	$--		$--	$3,479
Operating income (loss)	$(1,128)	$(380)	$(303)	$196	$(256)		$--	$(1,871)
Depreciation expense	$167	$73	$7	$--	$--	$	----	$247

During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online Web sites. Revenues for the three months ended October 31, 2005 and October 31, 2004 were primarily generated from sales to end users in the United States.

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

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of October 31, 2005. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

8.  Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have any impact on the Company’s financial position, results of operations or cash flows. The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the debt in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. The Company has not yet quantified the impact of this standard on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of July 31, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

9. Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of Financial Accounting Standards Board (“FASB”) Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2005.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2005.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2005.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “intend,”“expect,”“believe,”“in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended October 31, 2005 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2005.

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

Within the SourceForge segment, we continued to increase the number of customers to whom we have sold our SourceForge products, totaling 136 at October 31, 2005. Within the Online Media segment, during the first quarter of fiscal 2006 we reached record levels of page views, unique visitors and advertisers. As of October 31, 2005, OSTG reached nearly 19 million unique visitors and served more than 290 million page views per month. Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 32% from the prior year. Within the Online Images segment, we grew our revenue for the first quarter by 11%.

Net revenues during the three months ended October 31, 2005 increased as compared to the three months ended October 31, 2004 primarily due to increased sales in our Online Media, E-commerce and Online Images businesses, offset by a decrease in our SourceForge business. Online Media sales increased due to an increase in average CPM rate. E-commerce sales increased due to an increase in our customer base and an increase in the average order size. Online Images sales increased due to an increase in our customer base related to this segment. SourceForge revenue decreased due to a decrease in the average order size.

Our sales continue to be primarily attributable to customers located in the United States of America.

For total operations, the net loss was $1.2 million and $1.6 million during the three months ended October 31, 2005 and October 31, 2004, respectively, or $0.02 and $0.03, respectively, in basic and diluted net loss per share.

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

We have completed sixteen quarters of operations focused on building our application software business. While we believe that we are making good progress in our application software business, a substantial majority of our revenues continue to be derived from our other businesses and we face numerous risks and uncertainties that commonly confront businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

The following table sets forth our operating results for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended
	October 31,	October 31,
	2005	2004
Consolidated Statements of Operations Data:
Software revenues	17.4%	27.6%
Online Media revenues	31.6	26.4
E-commerce revenues	43.9	38.5
Online Images revenues	7.1	7.5
Net revenues	100.0%	100.0%
Software cost of revenues	3.4	3.2
Online Media cost of revenues	10.5	11.5
E-commerce cost of revenues	34.8	33.7
Online Images cost of revenues	1.4	1.9
Cost of revenues	50.1	50.3
Gross margin	49.9	49.7
Operating expenses:
Sales and marketing	28.1	34.5
Research and development	19.6	21.0
General and administrative	20.7	20.8
Amortization of goodwill and intangible assets	0.0	0.1
Total operating expenses	68.4	76.4
Loss from operations	(18.5)	(26.7)
Interest Income, net	3.5	2.7
Interest and other income, net	(0.1)	0.9
Net loss	(15.1)%	(23.1)%

Net Revenues

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
SourceForge revenues	$1,421	$1,931	$(510)	(26%)
Online Media revenues	2,581	1,849	732	40%
E-commerce revenues	3,586	2,694	892	33%
Online Images revenues	580	524	56	11%
Net revenues	$8,168	$6,998	$1,170	17%

Net revenues increased during the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 due primarily to an increase in our Online Media, E-commerce and Online Images businesses, offset by a decrease in our SourceForge business.

Sales for the three months ended October 31, 2005 and October 31, 2004 were primarily to customers located in the United States of America.

For the three months ended October 31, 2005 and October 31, 2004 no one customer represented 10% or greater of net revenues. We do not anticipate that any one customer will represent more than 10% of net revenues in the near future.

Net Revenues by Segment

SourceForge Revenues

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
SourceForge revenues	$1,421	$1,931	$(510)	(26%)
Percentage of total net revenues	17%	28%
Aggregate # of customers sold to	136	108	28	26%
Avg. contract value	$68	$146	$(78)	(53%)

SourceForge revenues consist principally of fees for licenses of our SourceForge software products, maintenance, consulting and training.

The decrease during the three months ended October 31, 2005 was primarily related to the SourceForge licensing component of SourceForge revenue. We have increased the number of customers to whom we have licensed SourceForge to 136 but the average value of the contracts we sold during the quarter ended October 31, 2005 decreased to $68,000. This is compared to 108 customers to whom we had licensed Sorceforge to with an average contract value sold during the quarter ended October 31, 2004 of $146,000. The decrease in the average contract value was due to one large (greater than $100K) contract being sold during the quarter ended October 31, 2005, compared to the first quarter ended October 31, 2004, when a seven-figure contract was sold to a new customer and several six-figure add-on sales were made.

We expect SourceForge revenues to increase as our new and returning customer base grows, our average contract value increases and the length of the sales cycle decreases.

Online Media Revenues

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Online Media revenues	$2,581	$1,849	$732	40%
Percentage of total net revenues	32%	26%

During the three months ended October 31, 2005, Online Media revenues were primarily derived from cash sales of advertising space on our various Web sites, as well as sponsorship and royalty related arrangements associated with advertising on these Web sites.

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Cash advertising	$1,937	$1,421	$516	36%
Sponsorships	--	88	(88)	(100%)
Donations	7	6	1	17%
Other revenue	637	334	303	91%
Online Media revenues	$2,581	$1,849	$732	40%

Cash advertising revenue is derived from the number of impressions delivered and the average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) charged for the impressions delivered.

Sponsorship revenue is derived from non-CPM rate Web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program. Sponsorship revenue in the three months ended October 31, 2004 related to certain contracts with one customer, IBM. The decrease in sponsorship revenue in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was due to the expiration of one of those certain IBM contracts in the fourth quarter of fiscal 2004.

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Cash advertising	$1,937	$1,421	$516	36%
Impressions delivered	93,870	126,022	(32,152)	(26%)
Average CPM rate	$20.63	$11.28	$9.36	83%

The increase in cash advertising revenue during the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was due to the substantial increase in the average contract CPM rate, offset by a significant decrease in the number of impressions delivered. The increase in average CPM rates was the result of our focus on selling higher CPM contracts. The decrease in the number of impressions delivered was primarily due to not accepting low CPM contracts. We believe that our prominent position in serving the growing Open Source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

E-commerce Revenues

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
E-commerce revenues	$3,586	$2,694	$892	33%
Percentage of total net revenues	44%	39%
# of Orders (per quarter)	54,957	41,657	13,300	32%
Avg. order size (in whole dollars)	$65.25	$64.67	$0.58	1%

E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was primarily due to increased consumer awareness of our site as a result of expanded advertising, a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced a 16% increase in the number of orders placed year over year. We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

Online Images Revenues

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Online Images revenues	$580	$524	$56	11%
Percentage of total net revenues	7%	8%

Online Images revenues are derived from the online sale of three-dimensional art, animations and presentations.

The growth in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was primarily due to increased consumer awareness of our site as a result of a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. We expect Online Images revenues to continue to grow as our customer base grows.

Cost of Revenues/Gross Margin

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Cost of revenues	$4,092	$3,519	$573	16%
Gross margin	$4,076	$3,479	$597	17%
Gross margin %	50%	50%

Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with providing and running advertising campaigns and product costs associated with our E-commerce business.

The increase in gross margins was primarily the result of improvements in the Online Media, E-commerce and Online Images businesses, offset by a decline in the SourceForge business, resulting from a decrease in the average value of contracts sold during the quarter ended October 31, 2005..

Cost of Revenues/Gross Margin by Segment

SourceForge Cost of Revenues/Gross Margin

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
SourceForge cost of revenues	$276	$232	$44	19%
SourceForge gross margin	$1,145	$1,699	$(554)	(33%)
SourceForge gross margin %	81%	88%

SourceForge cost of revenues consist of personnel and outside service provider costs associated with providing software customer and professional services. The decrease in our SourceForge gross margin percentages for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was primarily the result of lower revenue.

Online Media Cost of Revenues/Gross Margin

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Online Media cost of revenues	$863	$802	$61	8%
Online Media gross margin	$1,718	$1,047	$671	64%
Online Media gross margin %	67%	57%

Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of the sites and providing and running advertising campaigns. The increase in Online Media gross margin percentages for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was primarily driven by the increase in Online Media revenues partially offset by slightly higher cost of revenues. The increase in cost of revenues was primarily due to the cost of outsourcing our ad serving system to Falk North America LLC.

E-commerce Cost of Revenues/Gross Margin

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
E-commerce cost of revenues	$2,842	$2,355	$487	21%
E-commerce gross margin	$744	$339	$405	119%
E-commerce gross margin %	21%	13%

E-commerce cost of revenues consist of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions. The increase in E-commerce cost of revenues in absolute dollars was primarily due to increased product costs, shipping costs and fulfillment costs. The increase in product, shipping and fulfillment costs were the result of increased E-commerce revenue levels. E-commerce gross margin percentages increased for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 due to higher gross margins on shipping, lower costs associated with our GeekPoints loyalty program and lower charges for excess and obsolete inventory. We expect E-commerce cost of revenues in absolute dollars to grow proportionately with E-commerce revenues in the future. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

Online Images Cost of Revenues/Gross Margin

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Online Images cost of revenues	$111	$130	$(19)	(15%)
Online Images gross margin	$469	$394	$75	19%
Online Images gross margin %	81%	75%

Online Images cost of revenues consists of direct material and production costs for animation CDs. The increase in our Online Images gross margin percentages for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was due to decreased material costs and increased revenues.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Sales & Marketing	$2,297	$2,411	$(114)	(5%)
Percentage of total net revenues	28%	35%
Headcount	27	30

The slight decrease in absolute dollars in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was primarily decreased commission expenses of $0.1 million. The $0.1 million in commission expense was a direct result of decreased revenue related to our SourceForge segment. The majority of the decrease as a percentage of net revenues was due to increased revenue levels. We believe our sales and marketing expenses in absolute dollars will increase in the future as we intend to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
SourceForge Research & Development	$834	$905	$(71)	(8%)
Online Media Research & Development	608	408	200	49%
E-commerce Research & Development	72	59	13	22%
Online Images Research & Development	88	99	(11)	(11%)
Total Research & Development	$1,602	$1,471	$131	9%
Percentage of total net revenues	20%	21%
Headcount	38	36

The increase in research and development expenses in absolute dollars in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was primarily due to our investment in SourceForge.net. We increased employee-related expenses by $0.1 million. The increase in employee-related expenses was primarily due to an increase in salary expense as headcount increased to 38 from 36. The decrease as a percentage of net revenues was primarily due to increased revenue levels. We expect research and development expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

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

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
General & Administrative	$1,688	$1,465	$223	15%
Percentage of total net revenues	21%	21%
Headcount	21	19

The increase in general and administrative expenses in absolute dollars in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was primarily related to stock-based compensation expense of $0.2 million, increased accounting fees of $0.1 million, partially offset by decreased legal fees of $0.1 million. The increase in accounting fees of $0.1 million was associated with complying with the Sarbanes-Oxley Act of 2002. The decrease in legal fees was associated with the $0.1 million accrual for damages awarded as part of an ex-employee’s legal proceedings that was incurred in the three months ended October 31, 2004. No comparable fees were incurred in the three months ended October 31, 2005. There was no change in general and adminstrative expense as a percentage of net revenues due to the 15% increase in expense closely mirroring the 17% increase in revenue. We expect general and administrative expenses to remain fairly constant in absolute dollars, due to a decrease in Sarbanes-Oxley compliance costs, offset by expected increases associated with accounting staffing levels, and decrease as a percentage of revenue in the future.

Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our current SourceForge, Online Media, E-commerce and Online Images businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached agreements in principal to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of October 31, 2005, we had an accrual of approximately $7.3 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”. Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was not applicable.

Below is a summary of the restructuring charges in operating expenses (in thousands):

	Total Charged To Operations Fiscal 2001-2004	Total Charged To Operations Fiscal 2005	Total Cash Receipts/ (Payments)	Restructuring Liabilities at October 31, 2005
Cash Provisions:
Other special charges relating to
restructuring activities	$1,349	$--	$(1,349)	$--
Facilities charges	16,889	(101)	(9,487)	7,301
Employee severance and other related charges	5,532	--	(5,532)	--
Total cash provisions	23,770	(101)	$(13,460)	$7,301
Non-cash:
Write-off of goodwill and intangibles	90,355	--
Write-off of other special charges relating to restructuring activities	11,819	--
Write-off of accelerated options from
terminated employees	1,352	--
Acceleration of deferred stock compensation	36,064	--
Total non-cash provisions	139,590	--
Total provisions	$163,360	$(101)

Below is a summary of the changes to the restructuring liability (in thousands):

Changes in the total accrued restructuring liability	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
From July 29, 2000 through July 31, 2004	$--	$23,770	$(12,487)	$11,283
For the year ended July 31, 2005	$11,283	$(101)	$(3,327)	$7,855
For the quarter ended October 31, 2004	$11,283	$--	$(973)	$10,310
For the quarter ended October 31, 2005	$7,855	$--	$(554)	$7,301

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of October 31, 2004	$3,019	$7,291	$10,310
As of October 31, 2005	$1,592	$5,709	$7,301

Amortization of Intangible Assets

In connection with the acquisition of OSTG (formerly known as OSDN), we amortized $1,100 of intangibles for the three months ended October 31, 2005 and $3,000 for the three months ended October 31, 2004. The estimated total amortization expense of acquired intangible assets is $4,400 for the fiscal year ending July 31, 2006, $3,000 for the fiscal year ending July 31, 2007 and $1,500 for the fiscal year ending July 31, 2008.

We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No changes occurred during the three months ended October 31, 2005 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2005. The carrying value of intangible assets as of October 31, 2005 is $8,500 and is included in Other assets in the Condensed Consolidated Balance Sheets.

Interest and Other Income, Net

	Three Months Ended
($ in thousands)	October 31, 2005	October 31, 2004	Change	% Change
Interest Income	$287	$193	$94	49%
Interest Expense	(3)	(3)	--	--
Other Income (Expense)	(6)	65	(71)	N.M.

The increase in interest income in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was due to increased returns on our cash as a result of increasing interest rates from the same period for the prior year.

Other expense during the three months ended October 31, 2005 as compared to other income during the three months ended October 31, 2004 was primarily due to the gain in 2004 on the closedown of one of our European subsidiaries during the three months ended October 31, 2004.

Income Taxes

As of October 31, 2005, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

	Three Months Ended
(in thousands)	October 31, 2005	October 31, 2004
Net cash provided by (used in):
Operating activities	$(3,453)	$(2,002)
Investing activities	3,609	907
Financing activities	33	231
Effect of exchange rate changes on cash and cash equivalents	--	(68)
Net change in cash and cash equivalents	$189	$(932)

Our principal sources of cash as of October 31, 2005 are our existing cash, cash equivalents, short-term and long-term investments of $34.9 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents decreased by $7.3 million, and short-term and long-term investments increased by $.2 million at October 31, 2005 when compared to October 31, 2004. This decrease is primarily due to cash used in operations and payments and to a minor extent, for capital expenditures.

The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year to year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

Operating Activities

The increase in cash usage related to operating activities in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005, was primarily the result of an increase in accounts receivable of $0.4 million, an increase in inventories of $0.8 million, an increase in prepaids and other assets of $0.3 million and a decrease in accrued liabilities and other of $0.6 million, offset partly by an increase of $0.4 million in accounts payable and a decrease in net loss (excluding all non-cash items) of $0.4 million. The decreased cash inflow related to accounts receivable was primarily the result of increased sales in the first quarter of fiscal 2006 compared to the first fiscal quarter of 2005. The decreased cash inflow related to inventories was primarily the result of increased purchasing levels in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005. The decreased cash inflow related to prepaid expenses and other assets was primarily the result of inventory prepayments in the first quarter of fiscal 2005. The decrease in cash inflow was offset by an decrease in net loss (excluding all non-cash items) of $0.4 million, a decrease in accrued restructuring liabilities of $0.4 million as the lease on one restructured property expired and a decrease in accounts payable of $0.4 million as a result of the timing of payments.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

The increase in cash provided related to investing activities in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005, was primarily the result of an increase in net sales of marketable securities of $2.7 million. During the first quarter of fiscal 2006, we sold (net) $3.7 million in short and long-term marketable securities compared to a net sale of $1.0 million in the first quarter of fiscal 2005.

Financing Activities

The decrease in cash provided related to financing activities in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005, was the result of a decline in the issuance of common stock to our employees. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

For the first quarter of fiscal 2006 and 2005, exchange rate changes had a negligible effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on U.S.-based business.

As of October 31, 2005 and July 31, 2005, we had outstanding letters of credit issued under a line of credit of approximately $1.0 million, respectively, related to the corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million will decline as the Company meets certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2006 under our current business strategy, however, if we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2006. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2006. See “Risks Related to our Financial Results” in the Risk Factors section of this Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of October 31, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Gross Operating Lease Obligations	$16,696	$2,632	$7,158	$6,906
Sublease Income	4,874	743	2,097	2,034
Net Operating Lease Obligations	11,822	1,889	5,061	4,872

Capital Lease Obligations	--	--	--	--
Purchase Obligations	2,887	2,887	--	--
Total Obligations	$14,709	$4,776	$5,061	$4,872

Financial Risk Management

     As a primarily U.S.-centric company, we face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have any impact on the Company’s financial position, results of operations or cash flows. The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the debt in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. The Company has not yet quantified the impact of this standard on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of July 31, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

Although in the first quarter of our fiscal year 2006, which ended on October 31, 2005, approximately 17% of our revenue was derived from our SourceForge business, we devoted 52%, or $0.8 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate the majority of our research and development resources to SourceForge for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SourceForge to offset our substantial software research and development expenditures. A failure to grow SourceForge revenue sufficiently to offset SourceForge’s significant research and development costs will materially and adversely affect our business and operating results.

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

Rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements characterize the software industry generally. We must respond rapidly to developments related to hardware platforms, operating systems, and software development tools. These developments will require us to make substantial product development investments. We believe the success of our SourceForge business will become increasingly dependent on our ability to:

•	support multiple platforms, including Linux, commercial UNIX and Microsoft Windows;

•	use the latest technologies to continue to support web-based collaborative software development; and

•	continually support the rapidly changing standards, tools and technologies used in software development.

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

The period between initial contact with a prospective customer and the licensing of SourceForge varies and has often exceeded three and occasionally exceeded twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license SourceForge. Factors that our customers and potential customers have informed us that they considered when evaluating SourceForge include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. We have found that customer evaluation, purchasing and budgeting processes vary significantly from company to company. We spend significant time and resources informing prospective customers about our SourceForge products, which may not result in completed transactions and associated revenue. Even if SourceForge has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to the following:

•	Our ability to sell SourceForge licenses may be impacted by changes in the strategic importance of software projects due to our customers' budgetary constraints or changes in customer personnel;

•
A customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after we are selected as a vendor, could impact the timing and amount of revenues recognized in a quarterly period; and

•	The number, timing and significance of enhancements to our SourceForge products and future introductions of new software by our competitors and us may affect customer-purchasing decisions.

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

The successful development and production of content and services is subject to numerous uncertainties, including our ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences;

•	fund new program development; and

•	attract and retain qualified editors, writers and technical personnel.

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

The successful development and production of marketing programs is subject to numerous uncertainties, including our ability to:

•	enable advertisers to showcase products, services and/or brands to their intended audience;

•	anticipate and successfully respond to emerging trends in online advertising; and

•	attract and retain qualified marketing and technical personnel.

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

During the first quarter of fiscal year 2005, we entered into a marketing and sales agreement with International Data Group (“IDG”). Under the agreement with IDG, IDG's Global Solution’s sales force will sell international advertising on OSTG's network of Web sites, but it is not committed to providing any guaranteed amount of sales of referrals. If we are unable to expand this strategic relationship with IDG, our ability to increase our international online advertising sales may be harmed. In addition, IDG can terminate this relationship with us, pursue other relationships, or attempt to develop or acquire Web sites that compete with our Web sites for online advertising revenue. Even if we succeed in maintaining or expanding our relationship with IDG, the relationship may not result in additional online advertising customers or revenues.

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

In order to be successful, we must accurately predict our customers’ tastes and avoid overstocking or under-stocking products. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

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

Our ThinkGeek E-commerce web site’s ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on a third-party contract fulfillment and warehouse provider. We currently utilize the services of Dotcom Distribution, Inc. (“Dotcom Distribution”), located in Edison, New Jersey. If Dotcom Distribution fails to meet our future distribution and fulfillment needs, our relationship with and reputation among our E-commerce customers will suffer and this will adversely affect our E-commerce growth. Additionally, if Dotcom Distribution cannot meet our distribution and fulfillment needs, particularly during the peak holiday selling seasons, or our contract with Dotcom Distribution terminates, we may fail to secure a suitable replacement or second-source distribution and fulfillment provider on comparable terms, which would adversely affect our E-commerce financial results.

Risks Related To Our Online Images Business

We cannot predict our Online Images customers’ preferences with certainty and such preferences may change rapidly. If we fail to accurately assess and predict our Online Images customers’ preferences, it will adversely impact our financial results.

Our Online images offerings on our AnimationFactory.com web site are designed to appeal to small businesses, educational and religious groups and hobbyists and individuals. Misjudging either the market for our products or our customers’ purchasing habits will cause our sales to decline.

Risks Related To Our Financial Results

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2006.

Since becoming a public company, we have experienced negative cash flow from operations. Our average net monthly cash flow shortfall during our first quarter of fiscal 2006, which ended October 31, 2005 was approximately $1.1 million. Although this average net monthly cash flow shortfall approximation should not be relied upon as an indicator of our average net monthly cash flow shortfall in the future, it further illustrates that unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2006. While we believe we will not require additional capital to fund continued operations through fiscal year 2006, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our quarterly total revenues and financial results.

The primary factors over which we have limited or no control that may adversely impact our quarterly total revenues and financial results include the following:

•	specific economic conditions relating to IT spending;

•	the discretionary nature of our software and online media customers' purchase and budget cycles;

•	the size and timing of software and online media customer orders;

•	long software and online media sales cycles;

•	our ability to retain skilled engineering and sales personnel;

•	economic conditions relating to online advertising and sponsorship, and E-commerce;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

•	our ability to keep our web sites operational at a reasonable cost.

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

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue guidelines and interpretations regarding the recognition of revenue from software and other activities. These new guidelines and interpretations could result in a delay in our ability to recognize revenue. If the Company has to delay the recognition of a significant amount of revenue in the future, this will have a material impact on the Company's reported financial results.

We have a history of losses and expect to continue to incur net losses for the foreseeable future. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a loss of $1.2 million for our first fiscal quarter ended October 31, 2005, and we had an accumulated deficit of $753.3 million as of October 31, 2005. We may continue to incur net losses in the future. If we do achieve profitability, we may not be able to sustain it. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond our fiscal year 2006.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of October 31, 2005, we had 121 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

Other Risks Related To Our Overall Business

Failure to remediate the material weaknesses in our internal control over financial reporting in a timely manner, or at all, could harm our operating results or cause us to fail to meet our regulatory or reporting obligations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we evaluated the effectiveness of our internal control over financial reporting as of July 31, 2005 as well as our disclosure controls and procedures. Based on this evaluation, management concluded that as of July 31, 2005, neither our internal control over financial reporting nor our disclosure controls and procedures were effective because of certain material weaknesses detailed in Item 9A, Part II (Controls and Procedures) of our Annual Report on Form 10-K for the year ended July 31, 2005 and in Item 4 of Part I (Controls and Procedures) of this Quarterly Report on Form 10-Q for the quarter ended October 31, 2005. In particular, the material weaknesses that we identified included the lack of sufficient personnel and technical accounting and financial reporting expertise, inadequate controls over period-end financial reporting, inadequate controls in the areas of revenue and accounts receivable, inadequate controls in the area of purchases, inadequate controls in the area of information technology, and lack of internal control reports (under SAS70) from critical external service providers.  While we believe that these material weaknesses did not have a material effect on our reported results, they nevertheless constituted deficiencies in our internal controls over financial reporting. In addition, to remediate the material weaknesses summarized above, we may need to increase staffing levels, hire personnel and/or consultants with more specialized technical accounting expertise and/or upgrade our financial systems to a higher degree of automation. If, despite our remediation efforts, we fail to ameliorate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls over financial reporting. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of fiscal year 2006, the closing sale prices of our common stock on the Nasdaq ranged from $1.32 to $1.80 per share and the closing sale price on October 31, 2005 was $1.34 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of October 31, 2005. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing Greater than one year
As of October 31, 2005
Cash equivalents	$1,500
Weighted-average interest rate	4.01%
Short-term investments		$30,403
Weighted-average interest rate		3.73%
Long-term investments			$1,159
Weighted-average interest rate			4.20%

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

The Company’s management evaluated, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “’34 Act”)) as of the end of the period covered by this report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the ’34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.

Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, the disclosure controls and procedures were not effective because of the material weaknesses described below and that the remediation efforts of the Company have not been in effect for a sufficient amount of time to allow for testing and validation.

b)	Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the ’34) during the quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

c)	Limitations on the Effectiveness of Controls.

The Company’s management, including its CEO and our CFO, does not expect that its disclosure controls or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

d)	Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) required the Company to include an internal control report in its Annual Report on Form 10-K for the year ended July 31, 2005 and in subsequent Annual Reports thereafter.

As previously reported in our Annual Report on Form 10-K for the year ended July 31, 2005, we concluded that, as of July 31, 2005, our internal controls over financial reporting were not effective due to:

•	Lack of sufficient personnel and technical accounting and financial reporting expertise within the Company's accounting and finance function;
•
Inadequate controls over period-end financial reporting, where our Chief Financail Officer was responsible for preparing or compiling certain critical portions of the quarerly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations;

•
Inadequate controls in the areas of revenue and accounts receivable, where there were certain instances in which fully executed contracts were not obtained in a timely manner in connection with providing online advertising services, were, in a limited number of situations, revenue was not adjusted to properly reflect below-estimated “click-throughs” on certain advertising sponsorship buttons and links, and where the same individual had authority for activities which should be segregated;

•
Inadequate controls in the area of purchases, where the purchasing manager did not obtain appropriate approvals for purchasing and the facilities manager did not always sign off on the packing slips to provide evidence of the actual quantity received and we did not maintain adequate segregation of duties among members of our purchasing and receiving departments;

•
Inadequate controls in the area of information technology where we did not maintain effective controls over access to the accounting system and in some cases did not maintain complete documentation regarding these access rights and we did not maintain adequate controls in the areas of system development life cycle and change management; and

•	Lack of internal control reports (under SAS 70) from critical external service providers.

PART II

Item 1. Legal Proceedings

The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92, with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of October 31, 2005. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VA SOFTWARE CORPORATION

By:	/s/ ALI JENAB
Ali Jenab
President and Chief Executive Officer

By:	/s/ KATHLEEN R. MCELWEE
Kathleen R. McElwee
Senior Vice President and Chief Financial Officer

Date: December 12, 2005

EXHIBIT INDEX
Exhibit Number
31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002