Form 10-Q
period 2006-01-31
VA SOFTWARE CORP
filed 2006-03-10
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ____________ .

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At March 6, 2006
Common Stock, $0.001 par value	62,373,776

PART I

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	July 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,025	$2,498
Short-term investments	33,097	34,116
Accounts receivable, net of allowance of $161 and $166, respectively	3,965	4,247
Related party receivables	56	59
Inventories	1,491	773
Prepaid expenses and other current assets	2,118	1,014
Total current assets	50,752	42,707
Property and equipment, net	579	736
Long-term investments	3,701	1,806
Restricted cash, non current	1,000	1,000
Other assets	1,117	1,132
Total assets	$57,149	$47,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,089	$1,574
Accrued restructuring liabilities, current portion	1,592	1,748
Deferred revenue (including $86 and $47 related party deferred revenue, respectively)	2,153	2,134
Accrued liabilities and other	3,175	2,882
Total current liabilities	9,009	8,338
Accrued restructuring liabilities, net of current portion	5,311	6,107
Other long-term liabilities	1,225	1,271
Total liabilities	15,545	15,716
Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity:
Common stock	62	62
Treasury stock	(4)	(4)
Additional paid-in capital	784,381	783,895
Accumulated other comprehensive loss	(47)	(231)
Accumulated deficit	(742,788)	(752,057)
Total stockholders’ equity	41,604	31,665
Total liabilities and stockholders’ equity	$57,149	$47,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Net revenues:
Software revenues, including $80, $204, $291 and $204 of related party revenues, respectively	$2,970	$1,531	$4,391	$3,462
Online Media revenues, including $21, $21, $43 and $43 of related party revenues, respectively	2,694	2,008	5,275	3,857
E-commerce revenues	9,062	5,820	12,648	8,514
Net revenues	14,726	9,359	22,314	15,833
Cost of revenues:
Software cost of revenues	311	288	587	520
Online Media cost of revenues	937	838	1,800	1,640
E-commerce cost of revenues	6,529	4,359	9,371	6,713
Cost of revenues:	7,777	5,485	11,758	8,873
Gross margin	6,949	3,874	10,556	6,960
Operating expenses:
Sales and marketing	2,771	2,349	5,002	4,718
Research and development	1,621	1,480	3,135	2,852
General and administrative	1,733	1,281	3,345	2,691
Restructuring costs and other special charges	—	(101)	—	(101)
Amortization of intangible assets	1	5	2	8
Total operating expenses	6,126	5,014	11,484	10,168
Income (loss) from operations	823	(1,140)	(928)	(3,208)
Interest income, net	348	192	632	382
Other income (expense), net	(99)	24	(105)	89
Income (loss) from continuing operations	1,072	(924)	(401)	(2,737)
Discontinued operations:
Income from operations, net of taxes	91	222	330	419
Gain on sale, net of taxes	9,340	—	9,340	—
Income from discontinued operations	9,431	222	9,670	419
Net income (loss)	$10,503	$(702)	$9,269	$(2,318)
Other comprehensive income (loss):
Unrealized loss on marketable securities and investments	40	(78)	(2)	(42)
Foreign currency translation (loss) gain	104	—	36	(68)
Comprehensive loss	$10,647	$(780)	$9,303	$(2,428)

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.01)	$(0.01)	$(0.04)
Diluted	$0.02	$(0.01)	$(0.01)	$(0.04)
Income per share from discontinued operations:
Basic	$0.15	$—	$0.16	$—
Diluted	$0.15	$—	$0.16	$—
Net income (loss) per share:
Basic	$0.17	$(0.01)	$0.15	$(0.04)
Diluted	$0.17	$(0.01)	$0.15	$(0.04)
Shares used in per share calculations:
Basic	61,727	61,412	61,698	61,403
Diluted	62,984	61,412	62,837	61,403

Net income for the three and six months ended January 31, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) 123(R) of $0.2 million and $0.4 million, respectively. The Consolidated Financial Statements do not reflect any stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 in the three and six months ended January 31, 2005 because the Company did not adopt the recognition provisions of SFAS 123. Net loss, including pro forma stock-based compensation expense, as previously disclosed in the notes to the Consolidated Financial Statements for the three and six months ended January 31, 2005 was $1.9 million, or $0.03 per diluted share, and $5.0 million, or $0.08 per diluted share, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended January 31,
	2006	2005
		(Restated)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(401)	$(2,737)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangibles	309	472
Stock-based compensation expense	378	—
Provision for bad debts	(4)	(25)
Provision for excess and obsolete inventory	(18)	31
Gain on sale of assets	125	(1)
Non-cash restructuring expense	—	(101)
Changes in assets and liabilities, net of disposition:
Accounts receivable	234	1,232
Inventories	(723)	123
Prepaid expenses and other assets	(178)	(200)
Accounts payable	553	(840)
Accrued restructuring liabilities	(952)	(2,063)
Deferred revenue	684	643
Accrued liabilities and other	141	301
Other long-term liabilities	(46)	(34)
Net cash provided by (used in) operating activities from continuing operations	102	(3,199)
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(161)	(288)
Sale of property and equipment	(1)	1
Purchase of marketable securities	(24,761)	(3,047)
Sale of marketable securities	23,964	6,076
Other, net	(2)	—
Net cash provided by (used in) investing activities from continuing operations	(961)	2,742
Cash flows from financing activities from continuing operations:
Payments on notes payable	(11)	(8)
Proceeds from issuance of common stock, net	108	312
Net cash provided by financing activities from continuing operations	97	304
Effect of exchange rate changes on cash and cash equivalents	(16)	(68)
Cash flows from discontinued operations:
Net cash provided by operating activities	274	507
Net cash used in investing activities	(2)	(12)
Proceeds from sale of Online Images business, net	8,033	—
Net cash provided by discontinued operations	8,305	495
Net increase in cash and cash equivalents	7,527	274
Cash and cash equivalents, beginning of period	2,498	10,964
Cash and cash equivalents, end of period	$10,025	$11,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Overview

VA Software Corporation (“VA Software,” “VA” or the “Company”) was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation. It develops, markets and supports a software application known as SourceForge Enterprise Edition ("SourceForge") and owns and operates OSTG, Inc. ("OSTG") and its wholly-owned subsidiaries, a network of Internet Web sites, including slashdot and SourceForge.net, offering advertising and retail products.

In December 2005, the Company completed the sale of its Online Images business to Jupitermedia Corporation and no longer has operations in this segment. The sale meets the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the Online Images business has been presented as discontinued operations in the accompanying condensed consolidated financial statements. See Note 7 — Discontinued Operations.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2006, its results of operations for the three and six months ended January 31, 2006 and January 31, 2005 and its cash flows for the six months ended January 31, 2006 and January 31, 2005 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

There have been no significant changes to the Company’s critical accounting estimates during the three and six months ended January 31, 2006 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report of Form 10-K for the year ended July 31, 2005.

Principles of Consolidation

The interim financial information presented in this 10-Q includes the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. (“VA Linux Japan”) for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company’s investment in VA Linux Japan to approximately 11%. As of January 31, 2006, VA Software’s investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The operations of VA Linux Japan primarily relate to the Company’s former systems and services business; however, VA Linux Japan also acts as a reseller of the Company’s SourceForge application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG Web sites for the Japanese market. There are $56,000 of related-party receivables and $86,000 of related-party deferred revenue associated with VA Linux Japan as of January 31, 2006 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $59,000 of related-party receivables and $47,000 of related-party deferred revenue associated with VA Linux Japan as of July 31, 2005 that were included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $0.1 million and $0.2 million of related-party revenues associated with VA Linux Japan for the three months ended January 31, 2006 and 2005, respectively. There were $0.3 million and $0.2 million of related-party revenues associated with VA Linux Japan for the six months ended January 31, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the respective country’s local currency. Operations related to all of the Company’s foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. The Company has liquidated all but a single legal entity as of January 31, 2006. For the periods presented, no revenues were generated from foreign entities and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. Minimal cash balances have been maintained in the remaining single entity for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of January 31, 2006 the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, is the Chief Executive Officer and the executive team. The Company currently operates as three reportable business segments: Software, Online Media and E-commerce. In December 2005, the Company sold its Online Images operations and no longer operates in this segment. All financial information related to this segment has been presented as discontinued operations.

The Company markets its products in the United States through its direct sales force and online Web sites. Revenues for the three and six months ended January 31, 2006 and January 31, 2005 were generated primarily from sales to end users in the United States. During the three months ended January 31, 2006, revenues from Europe, primarily from one customer, accounted for 10% of total revenues.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

The Company accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain/(loss) in stockholders’ equity. The cost of the investments is not significantly different than the fair value for the fiscal years presented. The fair value of the Company’s available-for-sale securities are based on quoted market prices at the balance sheet dates.

Cash, cash equivalents and investments, of which $39.4 million mature within one year, consist of the following (in thousands) at market value:

	January 31,	July 31,
	2006	2005
Government securities	$26,044	$22,103
Corporate securities	7,751	12,357
Asset backed securities	1,261	2,021
Money market funds	8,044	788
Total Investments	43,100	37,269
Operating cash	3,723	1,151
Restricted cash	1,000	1,000
Total cash, cash equivalents, short-term investments & long-term investments	$47,823	$39,420

Investments are reported in the accompanying condensed consolidated balance sheets as follows (in thousands):

	January 31,	July 31,
	2006	2005
Cash and cash equivalents	$6,302	$1,347
Included in short-term investments	33,097	34,116
Included in long-term investments	3,701	1,806
Total Investments	$43,100	$37,269

Revenue Recognition

Software Revenues

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

Services revenues consist of professional services, hosting fees and maintenance fees. In general, the Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

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

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company’s E-commerce revenues occurred in its second fiscal quarter, which in fiscal 2006, began on November 1, 2005, and ended on January 31, 2006. As is typical in the retail industry, the Company generally experiences lower E-commerce revenues during the other quarters. The Company’s E-commerce revenues in a particular quarter are not necessarily indicative of future E-commerce revenues for a subsequent quarter or its full fiscal year.

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

Stock Based Compensation Expense

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) 123(R) -“Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” and a supersession of Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees”, and its related implementation guidance on August 1, 2005. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. The principal focus of SFAS 123(R) however, is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period-and unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During the three and six months ended January 31, 2006, the Company recognized $150,000 and $378,000, respectively, in compensation expense related to options granted employees.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and six months ended January 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company calculated the fair value of each option grant and stock purchase right on the date of the grant using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 (R) using the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Expected life (years)	7	4.77	7	4.79
Risk-free interest rate	4.43%	3.60%	4.34%	3.50%
Volatility	83.18%	98.00%	86.72%	99.00%
Dividend yield	None	None	None	None

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	January 31, 2006	July 31, 2005
Computer and office equipment (useful lives of 2 years)	$3,929	$3,811
Furniture and fixtures (useful lives of 2 to 4 years)	484	484
Leasehold improvements (useful lives of lesser of estimated life or lease term)	284	285
Software (useful lives of 2 to 5 years)	2,062	2,064
Total property and equipment	6,759	6,644
Less: Accumulated depreciation and amortization	(6,180)	(5,908)
Property and equipment, net	$579	$736

Intangibles

Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three and six months ended January 31, 2006 that would indicate a possible impairment in the carrying value of intangible assets at January 31, 2006.

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of January 31, 2006		As of July 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Domain and trade names	$5,933	$(5,927)	$5,932	$(5,925)
Purchased technology	2,534	(2,534)	2,534	(2,534)
Total intangible assets	$8,467	$(8,461)	$8,466	$(8,459)

The aggregate amortization expense of intangible assets was $1,000 and $5,000 for the three month periods ending January 31, 2006 and 2005, respectively and $2,000 and $8,000 for the six month periods ending January 31, 2006 and 2005, respectively. The estimated future amortization expense of acquired intangible assets is $2,000 for the fiscal year ending July 31, 2006, $2,000 for the fiscal year ending July 31, 2007 and $2,000 for the fiscal year ending July 31, 2008.

Inventories

Inventories related to the Company’s E-commerce segment consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of January 31, 2006, one customer accounted for 13.2% of our gross account receivables.

For the three and six months ended January 31, 2006 and 2005, no one customer represented more than 10% of net revenues. The Company does not anticipate that any one customer will represent more than 10% of net revenues in the near future.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.

3.   Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its Software, Online Media, E-commerce and Online Images businesses and reduce its operating losses in order to improve cash flow. The Company recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with its original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and accordingly the Company recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases.

In addition, during the third quarter of fiscal 2004, the Company reached agreements in principal to sublet unoccupied portions of properties that it leased in Sunnyvale, California and leases in Fremont, California. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The total adjustment to restructuring expenses in fiscal 2004 was therefore $3.2 million. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of January 31, 2006, the Company had an accrual of approximately $6.9 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” Restructuring charges recorded in fiscal 2004 were considered adjustments to the original restructuring plans, therefore, SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was not applicable.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

For the three months ended January 31, 2005	$10,310	$(101)	$(1,090)	$9,119
For the three months ended January 31, 2006	$7,301	$—	$(398)	$6,903
For the six months ended January 31, 2005	$11,283	$(101)	$(2,063)	$9,119
For the six months ended January 31, 2006	$7,855	$—	$(952)	$6,903

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of January 31, 2005	$2,216	$6,903	$9,119
As of January 31, 2006	$1,592	$5,311	$6,903

4.  Computation of Per Share Amounts

In accordance with SFAS 128 “Earnings Per Share,” basic net income (loss) per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and six months ended January 31, 2005, the Company excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Income (loss) from continuing operations	$1,072	$(924)	$(401)	$(2,737)
Income from discontinued operations	9,431	222	9,670	419
Net income (loss)	$10,503	$(702)	$9,269	$(2,318)

Weighted average shares - basic	61,727	61,412	61,698	61,403
Effect of dilutive potential common shares	1,257	—	1,139	—
Weighted average shares - diluted	62,984	61,412	62,837	61,403

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.01)	$(0.01)	$(0.04)
Diluted	$0.02	$(0.01)	$(0.01)	$(0.04)

Income per share from discontinued operations:
Basic	$0.15	$—	$0.16	$—
Diluted	$0.15	$—	$0.16	$—

Net income (loss) per share:
Basic	$0.17	$(0.01)	$0.15	$(0.04)
Diluted	$0.17	$(0.01)	$0.15	$(0.04)

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Anti-dilutive securities:
Options to purchase common stock	7,602	11,499	8,092	11,499
Warrants	731	731	731	731
Total	8,333	12,230	8,823	12,230

5.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for sale marketable securities.

6.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has three operating segments: Software, Online Media and E-commerce. In December 2005, the Company completed the sale of its Online Images business to Jupitermedia Corporation and no longer has operations in this segment.

The Company’s Software segment focuses on its SourceForge software products. The Company’s Online Media segment consists of a network of Internet Web sites serving the IT professional and software development communities. The Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. Other includes revenues and costs associated with the Company’s former hardware business as well as all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of intangible assets and amortization of deferred stock, that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments.

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

(in thousands)	Software	Online Media	E-commerce	Other	Eliminations	Total Company
Three Months Ended January 31, 2006
Revenue from external customers	$2,970	$2,694	$9,062	$—	$—	$14,726
Revenue from intersegments	$—	$13	$—	$—	$(13)	$—
Cost of revenues	$311	$937	$6,529	$—	$—	$7,777
Gross margin	$2,659	$1,770	$2,533	$—	$(13)	$6,949
Operating income (loss)	$(380)	$(371)	$1,568	$6	$—	$823
Depreciation expense	$71	$40	$4	$—	$—	$115
Three Months Ended January 31, 2005
Revenue from external customers	$1,531	$2,008	$5,820	$—	$—	$9,359
Revenue from intersegments	$—	$51	$—	$—	$(51)	$—
Cost of revenues	$288	$838	$4,359	$—	$—	$5,485
Gross margin	$1,243	$1,221	$1,461	$—	$(51)	$3,874
Operating income (loss)	$(1,515)	$(457)	$741	$91	$—	$(1,140)
Depreciation expense	$128	$81	$7	$—	$—	$216
Six Months Ended January 31, 2006
Revenue from external customers	$4,391	$5,275	$12,648	$—	$—	$22,314
Revenue from intersegments	$—	$26	$—	$—	$(26)	$—
Cost of revenues	$587	$1,800	$9,371	$—	$—	$11,758
Gross margin	$3,804	$3,501	$3,277	$—	$(26)	$10,556
Operating income (loss)	$(2,005)	$(633)	$1,704	$6	$—	$(928)
Depreciation expense	$198	$92	$13	$—	$—	$303
Six Months Ended January 31, 2005
Revenue from external customers	$3,462	$3,857	$8,514	$—	$—	$15,833
Revenue from intersegments	$—	$176	$—	$—	$(176)	$—
Cost of revenues	$520	$1,640	$6,713	$—	$—	$8,873
Gross margin	$2,942	$2,393	$1,801	$—	$(176)	$6,960
Operating income (loss)	$(2,643)	$(837)	$438	$(166)	$—	$(3,208)
Depreciation expense	$295	$154	$14	$—	$—	$463

During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online Web sites. Revenues for the three months and six months January 31, 2006 and January 31, 2005 were primarily generated from sales to end users in the United States. During the three months ended January 31, 2006, revenues from Europe, primarily from one customer, accounted for 10% of total revenues.

7.  Discontinued Operations

In December 2005, the Company sold the assets of its Online Images business to Jupitermedia Corporation (“Jupitermedia”) for $9.35 million. The Company received $8.415 million in cash, and $935,000 has been placed in escrow with respect to certain standard representations and warranties made by the Company. The Company has included the escrowed amount in the calculation of the gain on sale of the Online Images business due to the Company’s assessment, beyond a reasonable doubt, that no liabilities will arise under the indemnification provisions of the asset purchase agreement with Jupitermedia. The escrowed amount is included in other current assets in the accompanying condensed consolidated balance sheet as of January 31, 2006. As specified in the agreement, the assets sold to Jupitermedia consisted primarily of intellectual property, inventories and property and equipment.

Income from discontinued operations consists of direct revenues and direct expenses of the Online Images business, including cost of revenues, as well as other fixed and allocated costs. A summary of the operating results of the Online Images business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
($ in thousands)
Net revenues	$334	$568	$914	$1,092

Income from operations before income taxes	$100	$222	$339	$419
Income taxes	(9)	—	(9)	—
Income from operations, net of income taxes	$91	$222	$330	$419

Gain from sale of assets before income taxes	$9,596	$—	$9,596	$—
Income taxes	(256)	—	(256)	—
Gain from sale, net of income taxes	$9,340	$—	$9,340	$—

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

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of January 31, 2006. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

9.  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends APB 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. The Company does not expect the implementation of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated financial position and results of operations, but does not expect it to have a material impact.

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). The Company is required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending April 30, 2006. The Company does not anticipate that the adoption of FSP FAS123(R)-4 will have a material impact on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial position, results of operations and cash flows.

10.  Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2006.

In conjunction with the sale of its Online Images business to Jupitermedia, the Company has agreed to indemnify Jupitermedia for losses arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. The maximum amount of the indemnification is $1,403,000 and no claim for indemnification may be made until aggregate losses exceed $75,000. The term of the indemnification is generally through June 23, 2007; however, certain items have different indemnification periods. The Company believes that it has complied with all of those items for which it has indemnified Jupitermedia, and the Company has not been subject to any claims or suffered any losses, and Jupitermedia has not made any claims pursuant to the Company's indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of January 31, 2006.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2006.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2006.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirement; and customer concentration. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting estimates during the three and six months ended January 31, 2006 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2005.

Overview

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation and we develop, market and support a software application known as SourceForge Enterprise Edition (“SourceForge”) and also own and operate OSTG, Inc. (“OSTG”) and its wholly-owned subsidiaries, a network of Internet Web sites offering advertising and retail products.

We currently view our business in three operating segments: Software, Online Media and E-commerce. Our Software segment focuses on our SourceForge software products and services. Our Online Media segment represents a network of Internet Web sites, including Slashdot and SourceForge.net, serving the IT professional and software development communities. Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. (“ThinkGeek”) a wholly-owned subsidiary of OSTG.

In December 2005, we completed the sale of our Online Images business to Jupitermedia Corporation and we no longer have operations in this segment.

Within the Software segment, we continued to increase the number of customers to whom we have sold our SourceForge products, totaling 147 at January 31, 2006. Within the Online Media segment, during the second quarter of fiscal 2006 we reached record levels of page views, unique visitors and advertisers. As of January 31, 2006, OSTG reached nearly 30 million unique visitors and served more than 270 million page views per month, according to Google Analytics. Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 52% from the prior year.

Net revenues during the three months ended January 31, 2006 increased as compared to the three months ended January 31, 2005 due to increased sales in our Software, Online Media and E-commerce businesses. Software revenue increased due to increased sales to new customers. Online Media revenues increased due to a 194% increase in our average CPM rate to cash advertisers, as well as increases in other revenue in this segment. E-commerce sales increased due to an increase in the number of orders shipped during the seasonally strong holiday period.

Net revenues during the six months ended January 31, 2006 increased as compared to the three months ended January 31, 2005 due to increased sales in our Software, Online Media and E-commerce businesses. Software revenue increased due to increased sales to new customers. Online Media revenues increased due to a 134% increase in our average CPM rate to cash advertisers as ell as increases in other revenue in this segment. E-commerce sales increased due to an increase in the number of orders shipped to customers.

Our sales continue to be primarily attributable to customers located in the United States of America. During the three months ended January 31, 2006, revenues from Europe, primarily from one customer, accounted for 10% of our total revenues.

Net income from continuing operations was $1.1 million, or $0.02 per share, during the three months ended January 31, 2006 and net loss was $0.9 million, or a loss of $0.01 per share, during the three months ended January 31, 2005. Net loss from continuing operations was $0.4 million and $2.7 million for the six months ended January 31, 2006 and January 31, 2005, respectively, or a net loss per share of $0.01 and $0.04, respectively.

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

We have completed seventeen quarters of operations focused on building our application software and media businesses. While we believe that we are making good progress in our application software and media businesses, a majority of our revenues continue to be derived from our E-Commerce business and we face numerous risks and uncertainties that commonly confront businesses in emerging markets, some of which we have identified in the "Risk Factors" section below.

The following table sets forth our operating results from continuing operations for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. In December 2005, we completed the sale of our Online Images business to Jupitermedia Corporation and the results of this discontinued operation is excluded from the operating results from continuing operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Software revenues	20.2%	16.4%	19.7%	21.9%
Online Media revenues	18.3	21.4	23.6	24.3
E-commerce revenues	61.5	62.2	56.7	53.8
Net revenues	100.0%	100.0%	100.0%	100.0%
Software cost of revenues	2.1	3.1	2.6	3.3
Online Media cost of revenues	6.4	9.0	8.1	10.4
E-commerce cost of revenues	44.3	46.6	42.0	42.4
Cost of revenues	52.8	58.7	52.7	56.1
Gross margin	47.2	41.3	47.3	43.9
Operating expenses:
Sales and marketing	18.8	25.1	22.4	29.8
Research and development	11.0	15.8	14.0	18.0
General and administrative	11.8	13.7	15.0	17.0
Restructuring costs and other special charges	—	(1.1)	—	(0.6)
Amortization of intangible assets	—	0.1	—	0.1
Total operating expenses	41.6	53.6	51.4	64.3
Income (loss) from continuing operations	5.6	(12.3)	(4.1)	(20.4)
Interest income, net	2.4	2.1	2.8	2.4
Other income, net	(0.7)	0.3	(0.5)	0.6
Loss from continuing operations	7.3	(9.9)	(1.8)	(17.4)
Income from discontinued operations	0.6	2.4	1.5	2.6
Net income (loss)	7.9%	(7.5%)	(0.3%)	(14.8%)

Net Revenues
	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
Software revenues	$2,970	$1,531	$4,391	$3,462	94%	27%
Online Media revenues	2,694	2,008	5,275	3,857	34%	37%
E-commerce revenues	9,062	5,820	12,648	8,514	56%	49%
Net revenues	$14,726	$9,359	$22,314	$15,833	57%	41%

Net revenues increased during both the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 due primarily to increased revenues in our Software, Online Media and E-commerce businesses.

Sales for the three and six months ended January 31, 2006 and January 31, 2005 were primarily to customers located in the United States of America, except that revenues from Europe, primarily from one customer, accounted for 10% of total revenues during the three months ended January 31, 2006.

For the three and six months ended January 31, 2006 and January 31, 2005, no one customer represented 10% or greater of net revenues. We do not anticipate that any one customer will represent more than 10% of net revenues in the near future.

Net Revenues by Segment

Software Revenues
	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months

($ in thousands)
Software revenues	$2,970	$1,531	$4,391	$3,462	94%	27%
Percentage of total net revenues	20%	16%	20%	22%
Aggregate # of customers sold to	147	116	147	116	27%	27%
Avg. contract value	$127	$45	$103	$104	182%	(1%)

Software revenues consist principally of fees for licenses of our SourceForge software products, maintenance, hosting, consulting and training.

The growth during the three and six months ended January 31, 2006 as compared with the three and six months ended January 31, 2005 was primarily related to the licensing component of software revenue. We have increased the number of customers to whom we have licensed SourceForge to 147 as well as increasing the average value of the contracts we sold during the quarter ended January 31, 2006 to $127,000. This is compared to 116 customers to whom we had licensed SourceForge with an average contract value sold during the quarter ended January 31, 2005 of $45,000. The increase in the average contract value was due to one contract greater than $1 million and one contract greater than $100,000 being sold during the quarter ended January 31, 2006, compared to no contracts greater than $100,000 being sold during the quarter ended January 31, 2005.

We expect Software revenues to increase as our new and existing customer base grows, our average contract value increases and the length of the sales cycle decreases.

Online Media Revenues
	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months

($ in thousands)
Online Media revenues	$2,694	$2,008	$5,275	$3,857	34%	37%
Percentage of total net revenues	18%	21%	24%	24%

During the three and six months ended January 31, 2006, Online Media revenues were primarily derived from cash sales of advertising space on our various Web sites, as well as royalty related arrangements and contextually-relevant advertising associated with advertising on these Web sites.

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months

($ in thousands)
Cash advertising	$2,063	$1,525	$4,000	$2,947	35%	36%
Sponsorships	—	88	—	175	(100%)	(100%)
Donations	2	6	9	12	(67%)	(25%)
Other revenue	629	389	1,266	723	62%	75%
Online Media revenues	$2,694	$2,008	$5,275	$3,857	34%	37%

Cash advertising revenue is derived from the number of impressions delivered and the average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) charged for the impressions delivered.

Sponsorship revenue is derived from non-CPM rate Web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program. Sponsorship revenue in the three and six months ended January 31, 2005 related to certain contracts with one customer, International Business Machines. The decrease in sponsorship revenue in the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 was due to the expiration of the sponsorship contracts.

Other revenue includes paid search, contextually-relevant advertising, and referral fees. The increase in other revenue is due to greater levels of contextually-relevant advertising.

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months

Cash advertising (in thousands)	$2,063	$1,525	$4,000	$2,947	35%	36%
Impressions delivered	79,568	172,996	173,439	299,018	(54%)	(42%)
Average CPM rate	$25.93	$8.82	$23.06	$9.86	194%	134%

The increase in cash advertising revenue during the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 was due to the substantial increase in the average contract CPM rate, offset by a significant decrease in the number of impressions delivered. The increase in average CPM rates was the result of our focus on selling higher CPM contracts. The decrease in the number of impressions delivered was primarily due to not accepting low CPM contracts. We believe that our prominent position in serving the growing Open Source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

E-commerce Revenues

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months

E-commerce revenues (in thousands)	$9,062	$5,820	$12,648	$8,514	56%	49%
Percentage of total net revenues	62%	62%	57%	54%	0%	6%
Number of Orders (per quarter)	140,532	92,168	195,489	133,825	52%	46%
Avg. order size (in whole dollars)	$64.48	$63.15	$64.70	$63.62	2%	2%

E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

The growth in E-commerce revenues in the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 was primarily due to increased consumer awareness of our site as a result of a broader product offering which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced increases of 52% and 46% during the three and six months ended January 31, 2006, respectively, in the number of orders placed year-over-year. We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

Cost of Revenues/Gross Margin

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
Cost of revenues	$7,777	$5,485	$11,758	$8,873	42%	33%
Gross margin	6,949	3,874	10,556	6,960	79%	52%
Gross margin %	47%	41%	47%	44%

Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with providing and running advertising campaigns and product costs associated with our E-commerce business.

The increase in gross margins during the three and six month ended January 31, 2006 as compared to the three and six months ended January 31, 2005 was primarily the result of improvements in our Software, Online Media and E-commerce businesses as described below.

Cost of Revenues/Gross Margin by Segment

Software Cost of Revenues/Gross Margin

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
Software cost of revenues	$311	$288	$587	$520	8%	13%
Software gross margin	2,659	1,243	3,804	2,942	114%	29%
Software gross margin %	90%	81%	87%	85%

Software cost of revenues consist of personnel and outside service provider costs associated with providing software customer and professional services.

The increase in our Software gross margin percentages for the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 was primarily the result of increased revenue.

Online Media Cost of Revenues/Gross Margin

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
Online Media cost of revenues	$937	$838	$1,800	$1,640	12%	10%
Online Media gross margin	1,757	1,170	3,475	2,217	50%	57%
Online Media gross margin %	65%	58%	66%	57%

Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of the sites and providing and running advertising campaigns.

The increase in Online Media gross margin percentages for the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 was primarily due to the increase in Online Media revenues partially offset by slightly higher cost of revenues. The increase in cost of revenues was primarily due to the cost of outsourcing our ad serving system to Falk North America LLC.

E-commerce Cost of Revenues/Gross Margin

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
E-commerce cost of revenues	$6,529	$4,359	$9,371	$6,713	50%	40%
E-commerce gross margin	2,533	1,461	3,277	1,801	73%	82%
E-commerce gross margin %	28%	25%	26%	21%

E-commerce cost of revenues consist of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions.

The increase in E-commerce cost of revenues in absolute dollars was primarily due to increased product costs, shipping costs and fulfillment costs. The increase in product, shipping and fulfillment costs were the result of increased E-commerce revenue levels. E-commerce gross margin percentages increased for the three months ended January 31, 2006 as compared to the three months ended January 31, 2005 due to higher gross margins on shipping and lower costs associated with our GeekPoints loyalty program, offset in part by higher charges for excess and obsolete inventory. E-commerce gross margin percentages increased for the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 due to higher gross margins on shipping and lower costs associated with our GeekPoints loyalty program, offset in part by sales commissions paid to affiliate Web sites.

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

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
Sales & Marketing	$2,771	$2,349	$5,002	$4,718	18%	6%
Percentage of total net revenues	19%	25%	22%	30%
Headcount	33	29	33	29

The increase in absolute dollars in the three months ended January 31, 2006 as compared to the three months ended January 31, 2005 was primarily related to increased commission expenses of $0.2 million and increased credit card fees of $0.1 million. The $0.2 million in commission expense was a direct result of increased revenue related to our Software and Online Media businesses and the increase in credit card fees was associated with the increased E-Commerce revenues.

The increase in absolute dollars in the six months ended January 31, 2006 as compared to the six months ended January 31, 2005 was primarily related to increased personnel related costs of $0.1 million, commission expenses of $0.2 million and credit card fees of $0.1 million, offset partly by lower consulting fees of $0.1 million. The increase in personnel related costs is a result of higher headcount primarily in our Online Media business. The increase in commission is a direct result of increased revenue related to our Software and Online Media businesses. The increase in credit card fees was associated with the increased E-Commerce revenues. The decrease in consulting fees is primarily a result of the elimination of the start-up costs associated with the lead generation program begun in the first quarter of fiscal 2005.

Our sales and marketing expenses in absolute dollars may increase in the future as we intend to grow our sales force. However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
Software R&D	$876	$962	$1,710	$1,867	(9%)	(8%)
Online Media R&D	676	454	1,284	862	49%	49%
E-commerce R&D	69	64	141	123	8%	15%
Total Research & Development	$1,621	$1,480	$3,135	$2,852	10%	10%
Percentage of total net revenues	11%	16%	14%	18%
Headcount	32	37	32	37

The increase in research and development expenses in absolute dollars in the three months ended January 31, 2006 as compared to the three months ended January 31, 2005 was primarily due to employee related expenses for Online Media’s SourceForge.net web site as we improve the site and add functionality. The increase in employee-related expenses was primarily due to an increase of $0.2 million in compensation and related expenses. The decrease as a percentage of net revenues was primarily due to increased revenue levels.

The increase in research and development expenses in absolute dollars in the six months ended January 31, 2006 as compared to the six months ended January 31, 2005 was primarily due to employee related expenses for Online Media’s SourceForge.net as we repurpose the site and add functionality. The increase in employee-related expenses was primarily due to an increase in compensation and related expenses of $0.3 million. The decrease as a percentage of net revenues was primarily due to increased revenue levels.

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

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months
($ in thousands)
General & Administrative	$1,733	$1,281	$3,345	$2,691	35%	24%
Percentage of total net revenues	12%	14%	15%	17%
Headcount	18	18	18	18

The increase in general and administrative expenses in absolute dollars in the three months ended January 31, 2006 as compared to the three months ended January 31, 2005 was primarily related to compensation related expense, including stock-based compensation expense of $0.1 million and variable compensation and related expense of $0.2 million. The decrease in general and administrative expense as a percentage of net revenues was primarily due to the increase in revenue.

The increase in general and administrative expenses in absolute dollars in the six months ended January 31, 2006 as compared to the six months ended January 31, 2005 was primarily related to stock-based compensation expense of $0.3 million, increased variable compensation and related expense of $0.2 million, increased recruiting fees of $0.1 million and increased accounting fees of $0.1 million, partially offset by decreased legal fees of $0.1 million. The decrease in general and administrative expense as a percentage of net revenues was primarily due to the increase in revenue.

We expect general and administrative expenses to remain fairly constant in absolute dollars and also as a percentage of revenue in the future.

Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our current Software, Online Media and E-commerce businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached agreements in principal to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of January 31, 2006, we had an accrual of approximately $6.9 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

For the three months ended January 31, 2005	$10,310	$(101)	$(1,090)	$9,119
For the three months ended January 31, 2006	$7,301	$—	$(398)	$6,903
For the six months ended January 31, 2005	$11,283	$(101)	$(2,063)	$9,119
For the six months ended January 31, 2006	$7,855	$—	$(952)	$6,903

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of January 31, 2005	$2,216	$6,903	$9,119
As of January 31, 2006	$1,592	$5,311	$6,903

Amortization of Intangible Assets

In connection with the acquisition of OSTG (formerly known as OSDN), we amortized $1,000 of intangibles for the three months ended January 31, 2006 and $5,000 for the three months ended January 31, 2005. We amortized $2,000 of intangibles for the six months ended January 31, 2006 and $8,000 for the six months ended January 31, 2005. The estimated future amortization expense of acquired intangible assets is $2,000 for the fiscal year ending July 31, 2006, $2,000 for the fiscal year ending July 31, 2007 and $2,000 for the fiscal year ending July 31, 2008.

We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No changes occurred during the three and six months ended January 31, 2006 that would indicate a possible impairment in the carrying value of intangible assets at January 31, 2006. The carrying value of intangible assets as of January 31, 2006 is $6,000 and is included in Other Assets in the Condensed Consolidated Balance Sheets.

Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005	% Change Three Months	% Change Six Months

($ in thousands)
Interest Income	$350	$220	$637	$413	59%	54%
Interest Expense	$(2)	$(28)	$(5)	$(31)	(93%)	(84%)
Other Income (Expense)	$(99)	$24	$(105)	$89	(513%)	(218%)

The increase in interest income in the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 was due to increased returns on our cash as a result of increasing interest rates from the same period for the prior year and to a lesser extent increased cash balances resulting from the proceeds from the sale of our Online Images business.

Other expense during the three and six months ended January 31, 2006 as compared to other income during the three and six months ended January 31, 2005 was primarily due to a loss on the liquidation of three of our European subsidiaries during the three months ended January 31, 2006. Other income for the six months ended January 31, 2005 includes a gain on the liquidation of one of our European subsidiaries.

Income Taxes

As of January 31, 2006, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

	Six Months Ended January 31,
($ in thousands)	2006	2005
Net cash provided by (used in):
Continuing operations
Operating activities	$102	$(3,199)
Investing activities	(961)	2,742
Financing activities	97	304
Effect of exchange rate changes on cash and cash equivalents	(16)	(68)
Discontinued operations	8,305	495
Net increase in cash and cash equivalents	$7,527	$274

Our principal sources of cash as of January 31, 2006 are our existing cash, cash equivalents, short-term and long-term investments of $46.8 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents increased by $7.5 million, and short-term and long-term investments decreased by $0.8 million at January 31, 2006 when compared to July 31, 2005. This increase is primarily due to net cash proceeds from the sale of the Online Images business of $8 million, cash provided by discontinued operations of $0.3 million and cash provided by continuing operations of $0.1 million, offset in part by cash used for capital expenditures of $0.2 million.

The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year-to-year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

Operating Activities

The increase in cash generated from operating activities from continuing operations in the first six months of fiscal 2006, as compared to the usage in the first six months of fiscal 2005, was primarily the result of a decrease in net loss from continuing operations (excluding all non-cash items) of $2.8 million, an increase in accounts payable of $1.4 million and a decrease in accrued restructuring charge of $1.1 million, offset partly by an increase in accounts receivable of $1 million and an increase in inventories of $0.8 million. The decrease in net loss (excluding all non-cash items) from continuing operations was due primarily to increased revenues across all businesses, offset in part by higher cost of revenues and operating expenses. The increase in accounts payable is due to higher balances resulting from higher inventory and expenses as well as the timing of payments. The decrease in accrued restructuring liabilities is due to continued payments on leases and the expiration of the lease on one restructured property The increase in cash inflow was offset by decreased cash inflow related to accounts receivable, primarily the result of increased revenues in the first six months of fiscal 2006 compared to the first six months of fiscal 2005, and cash usage to purchase inventories was primarily the result of increased purchasing levels in the first six months of fiscal 2006, compared to the first six months of fiscal 2005.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

The decrease in cash provided related to investing activities in the first six months of fiscal 2006, as compared to the first six months of fiscal 2005, was primarily the result of net purchases of marketable securities of $0.8 million in the first six months of 2006 as compared to net sales of marketable securities of $3 million in the first six months of 2005, and a reduction in the purchase of property and equipment of $0.1 million.

Financing Activities

The decrease in cash provided by financing activities in the first six months of fiscal 2006, as compared to the first six months of fiscal 2005, was the result of a decline in the issuance of common stock to our employees. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

For the first six months of fiscal 2006 and 2005, exchange rate changes had a negligible effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on U.S.-based business.

As of January 31, 2006 and July 31, 2005, we had outstanding letters of credit issued under a line of credit of approximately $1.0 million related to a corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million will decline as we meet certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors. We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations for the next 12 months under our current business strategy; however, if we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund operations during the next 12 months. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months. See “Risks Related to our Financial Results” in the Risk Factors section of this Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of January 31, 2006 (in thousands):

		Fiscal years ending July 31,
	Total	2006	2007 and 2008	2009 and 2010	Beyond Fiscal 2010
Gross Operating Lease Obligations	$16,663	$2,599	$7,158	$6,906	$—
Sublease Income	4,874	743	2,097	2,034	—
Net Operating Lease Obligations	11,789	1,856	5,061	4,872	—

Purchase Obligations	1,176	1,176	—	—	—
Total Obligations	$12,965	$3,032	$5,061	$4,872	$—

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. We do not believe the adoption of SFAS 151 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends APB 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. We do not expect the implementation of this new standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated financial position and results of operations, but do not expect it will have a material impact.

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). We are required to apply the guidance in FSP FAS123(R)-4 in our quarterly period ending April 30, 2006. We do not anticipate that the adoption of FSP FAS123(R)-4 will have a material impact on our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We are currently evaluating the impact of SFAS 155 on our consolidated financial position, results of operations and cash flows.

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

Although in the first six months of our fiscal year 2006, which ended on January 31, 2006, approximately 20% of our revenue was derived from our Software business, we devoted 55%, or $1.7 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate the majority of our research and development resources to Software for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting Software to offset our substantial research and development expenditures. A failure to grow Software revenue sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

If we fail to attract and retain larger corporate and enterprise-level customers, our revenues will not grow and may decline.

We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant financial and personnel resources. As a result, rather than license software, our target customers may develop collaborative software development applications internally, including ad hoc development of applications based on open source code. A failure to successfully obtain revenues from larger corporate or enterprise-level customers will materially and adversely affect our operating results.

If we fail to anticipate or respond adequately to technology developments, industry standards or practices, and customer requirements, or if we experience any significant delays in product development, introduction, or integration, SourceForge software may become obsolete or unmarketable, our ability to compete may be impaired, and our Software revenues may not grow or may decline.

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

The period between initial contact with a prospective customer and the licensing of SourceForge varies and has often exceeded three and occasionally exceeded twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license our software. Factors that our customers and potential customers have informed us that they consider when evaluating our software include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. We have found that customer evaluation, purchasing and budgeting processes vary significantly from company to company. We spend significant time and resources informing prospective customers about our software products, which may not result in completed transactions and associated revenue. Even if SourceForge has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenues difficult to forecast. These contingencies include but are not limited to the following:

•
Our ability to sell SourceForge software licenses may be impacted by changes in the strategic importance of software projects due to our customers' budgetary constraints or changes in customer personnel;

•
A customer's internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after we are selected as a vendor, could impact the timing and amount of revenues recognized in a quarterly period; and

•	The number, timing and significance of enhancements to our software products and future introductions of new software by our competitors and us may affect customer-purchasing decisions.

If we do not continue to receive repeat business from existing software customers, our revenue will not grow and may decline.

We generate a significant amount of our SourceForge license revenues from existing customers. Generally, our customers initially purchase a limited number of licenses as they evaluate, implement and adopt SourceForge software. Even if customers successfully use SourceForge, such customers may not purchase additional licenses to expand the use of our product. Purchases of additional licenses by these customers will depend on their success in deploying our software, their satisfaction with our product and support services and their use of competitive alternatives. A customer's decision to widely deploy SourceForge and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of our software, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

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

We cannot assure that our online content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new content or services will be developed in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers, we will be unable to generate sufficient revenue to grow our online business.

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

We cannot assure that our online marketing programs will enable us to attract and retain advertisers and generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new marketing programs will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs that allow us to expand our advertiser base, we will be unable to generate sufficient revenue to grow our online business.

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

If we fail to maintain and expand our strategic relationship with IDG, our advertising revenue will not grow as anticipated and may decline, and our financial performance will suffer.

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

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

Although we generated cash from operations during the first six months of fiscal 2006, which ended January 31, 2006, we have historically experienced cash shortfalls, and unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and expect to continue to incur net losses for the foreseeable future. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated income from continuing operations of $1.1 million for our second fiscal quarter ended January 31, 2006, we have incurred losses in each fiscal year since our inception and have an accumulated deficit of $742.8 million as of January 31, 2006. We may continue to incur net losses in the future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

Despite reductions in the size of our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses.

During fiscal years 2001, 2002 and 2003, we substantially reduced the size of our workforce. As of January 31, 2006, we had 115 employees. Despite these reductions in our workforce, our business may fail to grow rapidly enough to offset our ongoing operating expenses. As a result, our quarterly operating results could fluctuate, and such fluctuation could adversely affect the market price of our common stock.

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

Our software business success depends significantly upon our proprietary technology. Despite our efforts to protect our proprietary technology, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any software patents, and existing copyright laws afford only limited protection. In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot assure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Litigation may be necessary to protect our proprietary technology. This litigation may be time-consuming and expensive.

Other Risks Related To Our Overall Business

Failure to remediate the material weaknesses in our internal control over financial reporting in a timely manner, or at all, could harm our operating results or cause us to fail to meet our regulatory or reporting obligations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we evaluated the effectiveness of our internal control over financial reporting as of July 31, 2005 as well as our disclosure controls and procedures. Based on this evaluation, management concluded that as of July 31, 2005, neither our internal control over financial reporting nor our disclosure controls and procedures were effective because of certain material weaknesses detailed in Item 9A, Part II (Controls and Procedures) of our Annual Report on Form 10-K for the year ended July 31, 2005 and in Item 4 of Part I (Controls and Procedures) of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2006. In particular, the material weaknesses that we identified included the lack of sufficient personnel and technical accounting and financial reporting expertise, inadequate controls over period-end financial reporting, inadequate controls in the areas of revenue and accounts receivable, inadequate controls in the area of purchases, inadequate controls in the area of information technology, and lack of internal control reports (under SAS70) from critical external service providers.  While we believe that these material weaknesses did not have a material effect on our reported results, they nevertheless constituted deficiencies in our internal controls over financial reporting. In addition, to remediate the material weaknesses summarized above, we may need to increase staffing levels, hire personnel and/or consultants with more specialized technical accounting expertise and/or upgrade our financial systems to a higher degree of automation. If, despite our remediation efforts, we fail to ameliorate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls over financial reporting. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.

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

Some of the products we offer for sale on our E-commerce web sites, such as consumer electronics, toys, computers and peripherals, toiletries, beverages and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our overage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

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

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of fiscal year 2006, the closing sale prices of our common stock on the Nasdaq ranged from $1.36 to $1.89 per share and the closing sale price on January 31, 2006 was $1.83 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 31, 2006. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of January 31, 2006:
Cash equivalents	$5,989
Weighted-average interest rate	4.47%
Short-term investments		$33,098
Weighted-average interest rate		3.94%
Long-term investments			$3,701
Weighted-average interest rate			4.68%

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the ’34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures are designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.

Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, the disclosure controls and procedures were not effective because of the material weaknesses described below and that the remediation efforts of the Company have not been in effect for a sufficient amount of time to allow for testing and validation.

Changes in internal controls over financial reporting.
During the six months ended January 31, 2006 the Company introduced changes in its controls over financial reporting (as defined in Rule 13a-15(f) of the “34 Act) to address the material weaknesses reported in our Annual Report on Form 10-K.

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
•
Inadequate controls over period-end financial reporting, where our CFO was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations;

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

Since November 1, 2005 and through the date of the filing of this Form 10-Q, and in response to the material weaknesses identified as of July 31, 2005, we have implemented certain steps to remediate some of the deficiencies in our disclosure controls and procedures and material weaknesses in our internal control over financial reporting as follows:

•	We have ensured that certain critical portions of the quarterly and annual internal financial information prepared by the CFO are well documented and reviewed by the CEO;
•	We have enforced our policy of obtaining fully executed contracts in a timely manner in connection with providing online advertising services;
•
We have enforced our policies of requiring appropriate approvals on all purchase orders and requiring the facilities manager sign off on packing slips. In addition, we segregated duties between our purchasing and receiving departments;

•	We have consistently documented our controls over access to the accounting system and have maintained adequate controls in the area of change management; and
•
We have received an internal control report (under SAS 70) from the provider of our hosted accounting system and we have been assured by the provider of our hosted advertising servicing system that they will provide an internal control report (under SAS 70) before our fiscal year end.

We have not completed an evaluation of the internal controls to determine the effectiveness and the remedial impact upon the material weaknesses described above. Moreover, we believe that additional improvements to our internal control over financial reporting may be required to remediate the material weaknesses.

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

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of January 31, 2006. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

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

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 7, 2005 at our principal executive offices located at 46939 Bayside Parkway, Fremont, California, 94538. Of the 61,700,455 shares of common stock outstanding as of October 10, 2005 (the record date), 43,788,713 shares (70.96%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election of three (3) Class III directors to our board of directors:

Name	For	Against
Ali Jenab	43,395,991	392,722
Robert M. Neumeister, Jr.	43,400,309	388,404
David B. Wright	43,450,693	338,020

2. The table below presents the results of voting regarding ratification of the appointment of Stonefield Josephson, Inc. as our registered independent public accounting firm for our fiscal year ending July 31, 2006.

For	Against	Abstain
43,489,192	242,651	56,770

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between VA Software Corporation, Animation Factory, Inc., and JupiterImages Corporation dated December 23, 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VA SOFTWARE CORPORATION

By:	/s/ ALI JENAB
Ali Jenab
President and Chief Executive Officer

Date: March 10, 2006	By:	/s/ KATHLEEN R. MCELWEE
Kathleen R. McElwee
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Asset Purchase Agreement by and between VA Software Corporation, Animation Factory, Inc., and JupiterImages Corporation dated December 23, 2005.

31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002