Form 10-Q
period 2006-04-30
VA SOFTWARE CORP
filed 2006-06-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At June 6, 2006
Common Stock, $0.001 par value	63,478,581

PART I

VA SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,412	$2,498
Short-term investments	36,369	34,116
Accounts receivable, net of allowance of $225 and $166, respectively	5,286	4,247
Related party receivables	131	59
Inventories	1,125	773
Prepaid expenses and other current assets	1,956	1,014
Total current assets	56,279	42,707
Property and equipment, net	700	736
Long-term investments	798	1,806
Restricted cash, non current	1,000	1,000
Other assets	1,072	1,132
Total assets	$59,849	$47,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,193	$1,574
Accrued restructuring liabilities, current portion	1,592	1,748
Deferred revenue (including $125 and $47 related party deferred revenue, respectively)	2,354	2,134
Accrued liabilities and other	3,295	2,882
Total current liabilities	9,434	8,338
Accrued restructuring liabilities, net of current portion	4,913	6,107
Other long-term liabilities	1,239	1,271
Total liabilities	15,586	15,716
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock	63	62
Treasury stock	(4)	(4)
Additional paid-in capital	786,030	783,895
Accumulated other comprehensive loss	(35)	(231)
Accumulated deficit	(741,791)	(752,057)
Total stockholders’ equity	44,263	31,665
Total liabilities and stockholders’ equity	$59,849	$47,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net revenues:
Software revenues, including $92, $97, $383 and $301 of related party revenues, respectively	$2,925	$1,918	$7,316	$5,380
Online Media revenues, including $0, $21, $43 and $64 of related party revenues, respectively	4,014	2,052	9,289	5,909
E-commerce revenues	3,887	3,021	16,535	11,535
Net revenues	10,826	6,991	33,140	22,824
Cost of revenues:
Software cost of revenues	406	254	993	774
Online Media cost of revenues	942	869	2,742	2,509
E-commerce cost of revenues	3,162	2,329	12,533	9,043
Cost of revenues:	4,510	3,452	16,268	12,326
Gross margin	6,316	3,539	16,872	10,498
Operating expenses:
Sales and marketing	2,428	2,665	7,430	7,383
Research and development	1,588	1,504	4,723	4,356
General and administrative	1,712	1,276	5,057	3,966
Restructuring costs and other special charges	-	-	-	(101)
Amortization of intangible assets	1	3	3	11
Total operating expenses	5,729	5,448	17,213	15,615
Income (loss) from operations	587	(1,909)	(341)	(5,117)
Interest and other income, net	506	226	1,001	715
Income (loss) from continuing operations before income taxes	1,093	(1,683)	660	(4,402)
Provision for income taxes	96	(15)	64	3
Income (loss) from continuing operations	997	(1,668)	596	(4,405)
Discontinued operations:
Income from operations, net of taxes	-	292	330	711
Gain on sale, net of taxes	-	-	9,340	-
Income from discontinued operations	-	292	9,670	711
Net income (loss)	$997	$(1,376)	$10,266	$(3,694)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and investments	12	22	92	(20)
Foreign currency translation (loss) gain	-	-	104	(68)
Comprehensive loss	$1,009	$(1,354)	$10,462	$(3,782)
Income (loss) per share from continuing operations:
Basic	$0.02	$(0.02)	$0.01	$(0.07)
Diluted	$0.02	$(0.02)	$0.01	$(0.07)
Income per share from discontinued operations:
Basic	$-	$-	$0.16	$0.01
Diluted	$-	$-	$0.15	$0.01
Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.17	$(0.06)
Diluted	$0.02	$(0.02)	$0.16	$(0.06)
Shares used in per share calculations:
Basic	62,280	61,523	61,888	61,409
Diluted	66,181	61,523	63,712	61,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended April 30,
	2006	2005
		(Revised)
Cash flows from operating activities from continuing operations:
Net income (loss) from continuing operations	$596	$(4,405)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangibles	417	711
Stock-based compensation expense	508	68
Provision for bad debts	60	2
Provision for excess and obsolete inventory	20	46
Gain on sale of assets	125	(1)
Non-cash restructuring expense	-	(101)
Changes in assets and liabilities, net of disposition:
Accounts receivable	(1,226)	82
Inventories	(395)	198
Prepaid expenses and other assets	28	(341)
Accounts payable	657	(478)
Accrued restructuring liabilities	(1,350)	(2,695)
Deferred revenue	885	519
Accrued liabilities and other	69	737
Other long-term liabilities	(32)	(52)
Net cash provided by (used in) operating activities from continuing operations	362	(5,710)
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(389)	(361)
Sale of property and equipment	(1)	1
Purchase of marketable securities	(42,141)	(12,244)
Sale of marketable securities	40,987	9,198
Other, net	(2)	-
Net cash used in investing activities from continuing operations	(1,546)	(3,406)
Cash flows from financing activities from continuing operations:
Payments on notes payable	(11)	(18)
Proceeds from issuance of common stock, net	1,628	474
Net cash provided by financing activities from continuing operations	1,617	456
Effect of exchange rate changes on cash and cash equivalents	(16)	(68)
Cash flows from discontinued operations:
Net cash provided by operating activities	466	875
Net cash used in investing activities	(2)	(12)
Proceeds from sale of Online Images business, net	8,033	-
Net cash provided by discontinued operations	8,497	863
Net increase (decrease) in cash and cash equivalents	8,914	(7,865)
Cash and cash equivalents, beginning of period	2,498	10,964
Cash and cash equivalents, end of period	$11,412	$3,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Overview

VA Software Corporation (“VA Software,” “VA” or the “Company”) was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation. It develops, markets and supports a software application known as SourceForge Enterprise Edition ("SourceForge") and owns and operates OSTG, Inc. ("OSTG"), a network of Internet Web sites, including Slashdot.org and SourceForge.net, serving the IT professional and software development communities, and its wholly-owned subsidiary, ThinkGeek, Inc., an online sales retailer.

In December 2005, the Company completed the sale of its Online Images business to Jupitermedia Corporation and no longer has operations in this segment. The sale meets the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the Online Images business has been presented as discontinued operations in the accompanying condensed consolidated financial statements. See Note 8 — Discontinued Operations.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2006, its results of operations for the three and nine months ended April 30, 2006 and April 30, 2005 and its cash flows for the nine months ended April 30, 2006 and April 30, 2005 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

There have been no significant changes to the Company’s critical accounting estimates during the three and nine months ended April 30, 2006 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 2000, the Company acquired 68% of the outstanding shares of common stock of VA Linux Systems Japan, K.K. (“VA Linux Japan”) for a cash purchase price of approximately $6.9 million. Effective January 11, 2002, VA sold 13,500 shares of VA Linux Japan stock to a third party for approximately $5.1 million, the effect of which decreased the Company’s investment in VA Linux Japan to approximately 11%. As of April 30, 2006, VA Software’s investment in VA Linux Japan was approximately 14%. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method as of January 11, 2002 and thereafter. The operations of VA Linux Japan primarily relate to the Company’s former systems and services business; however, VA Linux Japan also acts as a reseller of the Company’s SourceForge application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG Web sites for the Japanese market. There are $131,000 of related-party receivables and $125,000 of related-party deferred revenue associated with VA Linux Japan as of April 30, 2006 that are included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $59,000 of related-party receivables and $47,000 of related-party deferred revenue associated with VA Linux Japan as of July 31, 2005 that were included in trade receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. There were $0.1 million and $0.1 million of related-party revenues associated with VA Linux Japan for the three months ended April 30, 2006 and 2005, respectively. There were $0.4 million and $0.3 million of related-party revenues associated with VA Linux Japan for the nine months ended April 30, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the respective country’s local currency. Operations related to all of the Company’s foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan. The Company has liquidated all but a single legal entity as of April 30, 2006. For the periods presented, no revenues were generated from foreign entities and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. Minimal cash balances have been maintained in the single remaining entity for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of April 30, 2006 the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and online Web sites. Revenues for the three and nine months ended April 30, 2006 and April 30, 2005 were generated primarily from sales to end users in the United States.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

The Company accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly-liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain/(loss) in stockholders’ equity. The cost of the investments is not significantly different than the fair value for the fiscal years presented. The fair value of the Company’s available-for-sale securities are based on quoted market prices at the balance sheet dates.

Cash, cash equivalents and investments, of which $42.9 million mature within one year, consist of the following (in thousands) at market value:

	April 30,	July 31,
	2006	2005
Government securities	$27,246	$22,103
Corporate securities	12,735	12,357
Asset backed securities	2,213	2,021
Money market funds	1,481	788
Total Investments	43,675	37,269
Operating cash	4,905	1,151
Restricted cash	1,000	1,000
Total cash, cash equivalents, short-term investments & long-term investments	$49,580	$39,420

Investments are reported in the accompanying condensed consolidated balance sheets as follows (in thousands):

	April 30,	July 31,
	2006	2005
Cash and cash equivalents	$6,508	$1,347
Included in short-term investments	36,369	34,116
Included in long-term investments	798	1,806
Total Investments	$43,675	$37,269

Revenue Recognition

Software Revenues

Software revenues are derived from fees for licenses of the Company’s SourceForge software products, maintenance, hosting, consulting and training. The Company recognizes all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on the Company’s customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, hosting, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, the Company defers all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

 The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company aligns its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the maintenance, hosting, support and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes revenue from perpetual licenses upon delivery using the residual method in accordance with SOP 98-9.

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

E-commerce Revenues

E-commerce revenues are derived from the online sale of consumer goods. The Company recognizes E-commerce revenues from the sale of consumer goods in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Under SAB No. 104, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

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

Stock Based Compensation Expense

The Company adopted SFAS 123(R) “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” and a supersession of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance on August 1, 2005. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. The principal focus of SFAS 123(R) however, is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period, and, unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During the three and nine months ended April 30, 2006, the Company recognized $130,000 and $508,000, respectively, in compensation expense related to options granted to employees and directors.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine months ended April 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	April 30,	July 31,
	2006	2005
Computer and office equipment (useful lives of 2 years)	$4,119	$3,811
Furniture and fixtures (useful lives of 2 to 4 years)	521	484
Leasehold improvements (useful lives of lesser of estimated life or lease term)	281	285
Software (useful lives of 2 to 5 years)	2,057	2,064
Total property and equipment	6,978	6,644
Less: Accumulated depreciation and amortization	(6,278)	(5,908)
Property and equipment, net	$700	$736

Intangibles

Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three and nine months ended April 30, 2006 that would indicate a possible impairment in the carrying value of intangible assets at April 30, 2006.

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of April 30, 2006		As of July 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Domain and trade names	$5,933	$(5,928)	$5,932	$(5,925)
Purchased technology	2,534	(2,534)	2,534	(2,534)
Total intangible assets	$8,467	$(8,462)	$8,466	$(8,459)

The aggregate amortization expense of intangible assets was $1,000 and $3,000 for the three month periods ending April 30, 2006 and 2005, respectively and $3,000 and $11,000 for the nine month periods ending April 30, 2006 and 2005, respectively. The estimated future amortization expense of acquired intangible assets is $1,000 for the fiscal year ending July 31, 2006, $2,000 for the fiscal year ending July 31, 2007 and $2,000 for the fiscal year ending July 31, 2008.

Inventories

Inventories related to the Company’s E-commerce segment consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of April 30, 2006, an advertising agency, StarCom IP, accounted for approximately 21% of our gross account receivables.

For the three months ended April 30, 2006, Federal Express accounted for 12% of net revenues. For the three months ended April 30, 2005 and nine months ended April 30, 2006 and 2005, no one customer represented more than 10% of net revenues. The Company does not anticipate that any one customer will represent more than 10% of net revenues in the near future.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.

3. Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce its general and administrative overhead costs. The Company exited these activities to pursue its Software, Online Media, E-commerce and Online Images businesses and to reduce its operating losses in order to improve cash flow. The Company recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with its original 2002 restructuring plan which included an assumption to sublet all idle facilities, the Company relocated its Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and accordingly the Company recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases.

In addition, during the third quarter of fiscal 2004, the Company reached agreements in principal to sublet unoccupied portions of properties that it leased in Sunnyvale, California and leases in Fremont, California. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and, accordingly, the Company recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The total adjustment to restructuring expenses in fiscal 2004 was therefore $3.2 million. In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals quarterly. As of April 30, 2006, the Company had an accrual of approximately $6.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

For the three months ended April 30, 2005	$9,119	$-	$(632)	$8,487
For the three months ended April 30, 2006	$6,903	$-	$(398)	$6,505
For the nine months ended April 30, 2005	$11,283	$(101)	$(2,695)	$8,487
For the nine months ended April 30, 2006	$7,855	$-	$(1,350)	$6,505

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of April 30, 2005	$1,982	$6,505	$8,487
As of April 30, 2006	$1,592	$4,913	$6,505

4. Computation of Per Share Amounts

In accordance with SFAS 128 “Earnings Per Share,” basic net income (loss) per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and nine months ended April 30, 2005, the Company excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$997	$(1,668)	$596	$(4,405)
Income from discontinued operations	-	292	9,670	711
Net income (loss)	$997	$(1,376)	$10,266	$(3,694)

Weighted average shares - basic	62,280	61,523	61,888	61,409
Effect of dilutive potential common shares	3,901	-	1,824	-
Weighted average shares - diluted	66,181	61,523	63,712	61,409

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.02)	$0.01	$(0.07)
Diluted	$0.02	$(0.02)	$0.01	$(0.07)

Income per share from discontinued operations:
Basic	$-	$-	$0.16	$0.01
Diluted	$-	$-	$0.15	$0.01

Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.17	$(0.06)
Diluted	$0.02	$(0.02)	$0.16	$(0.06)

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Anti-dilutive securities:
Options to purchase common stock	1,607	11,265	6,095	11,265
Warrants	731	731	731	731
Total	2,338	11,996	6,826	11,996

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for sale marketable securities.

6. Stockholders’ Equity and Stock-Based Compensation

Stock options plans

In fiscal year 1999, the Company adopted and the board of directors approved the 1998 Stock Option Plan (the "1998 Plan"). Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through April 30, 2006, 46,326,187 options have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company's common stock at terms and prices determined by the board of directors. The 1998 Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors. The Company’s policy is to issue new shares upon exercise of options under the 1998 Plan.

The Company's 1999 Director's Option Plan (the "Directors' Plan") was adopted by the Company's board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors' Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through April 30, 2006, 1,030,000 options have been granted under the Directors' Plan. Under the Directors' Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors' Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected. The Directors' Plan also provides that upon the date of each annual stockholders' meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders' meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant has an exercise price per share equal to the fair market value of the common stock at the date of grant, vest 25% immediately upon the grant date, one thirty-sixth per month thereafter and become fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director's outstanding options will become fully vested and exercisable. Options granted under the Directors' Plan must be exercised within 3 months of the end of the non-employee director's tenure as a member of the board of directors, or within 12 months after a non-employee director's termination by death or disability, provided that the option does not terminate by its terms earlier. Unless terminated sooner, the Directors' Plan terminates automatically in 2009. The Company’s policy is to issue new shares upon exercise of options under the Director’s Plan.

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

The following table summarizes all option activities from July 31, 2004 through April 30, 2006:

		Options Outstanding
	Available for Grant	Number Outstanding	Weighted-Average Exercise Price per Share
Balance at July 31, 2004	10,908,627	12,131,872	$3.58
Granted	(1,552,900)	1,552,900	$2.05
Exercised	—	(300,374)	$1.09
Cancelled	2,152,685	(2,158,352)	$5.27
Balance at July 30, 2005	11,508,412	11,226,046	$3.11
Granted	(622,500)	622,500	$2.32
Exercised	—	(860,745)	$1.89
Cancelled	1,237,924	(1,247,061)	$3.32
Balance at April 30, 2006	12,123,836	9,740,740	$3.14

The total intrinsic value of options exercised during the three months and nine ended April 30, 2006 was $1.3 million and $1.4 million, respectively. The total intrinsic value of options exercised during the three months and nine ended April 30, 2005 was $0.1 million and $0.2 million, respectively. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options.

The weighted-average grant-date fair value of options granted during the three and nine months ended April 30, 2006 was $3.03 and $1.81, respectively. The value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,	Nine Months Ended April 30,
	2006	2006
Expected life (years)	7	7
Risk-free interest rate	4.67%	4.44%
Volatility	84.07%	85.94%
Dividend yield	None	None

The options outstanding and currently exercisable by exercise price at April 30, 2006 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02	-	$0.96	610	2.63	$0.06	595	$0.04
0.99	-	1.02	1,224	5.45	0.99	1,223	0.99
1.02	-	1.75	981	7.07	1.35	675	1.29
1.76	-	2.24	986	8.65	1.92	764	1.95
2.26	-	2.45	2,137	7.90	2.42	2,137	2.42
2.45	-	2.52	126	8.54	2.52	126	2.52
2.52	-	2.85	199	7.41	2.78	148	2.76
2.98	-	3.00	1,634	6.64	2.99	1,634	2.99
3.00	-	5.50	1,096	7.47	4.11	896	4.16
5.50	-	64.12	748	4.53	14.28	748	14.28

$0.02		$64.12	9,741	6.74	$3.14	8,946	$3.22

The total intrinsic value of stock options outstanding and stock options exercisable as of April 30, 2006 was $30.3 million and $27.6 million, respectively. The intrinsic value is calculated as the difference between the market value as of April 30, 2006 and the exercise price of the shares. The market value as of April 30, 2006 was $5.58 as reported by the Nasdaq National Market System. The weighted-average remaining contractual life of options exercisable as of April 30, 2006 was 6.53 years. The total number of in-the-money options exercisable as of April 30, 2006 was 8.2 million. As of July 31, 2005, 10.5 million outstanding options were exercisable, and the weighted average exercise price was $3.21.

The total fair value of options vested during the three months ended April 30, 2006 and 2005 were $272,000 and $1.6 million, respectively. As of April 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $1.1 million which is expected to be recognized over a weighted-average term of 3.1 years.

Valuation and Expense Information under SFAS 123(R)

On August 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R) which was allocated as follows (in thousands):

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006
Software cost of revenues	$2	$6
Online Media cost of revenues	2	13
E-commerce cost of revenues	2	7
Included in cost of revenues	6	26
Sales and marketing	16	42
Research and development	14	61
General and administrative	94	370
Included in operating expenses	124	473
Discontinued operations	-	9

Total stock-based compensation expense	$130	$508

The table below reflects net loss and diluted net loss per share compared with the pro forma information for the three and nine months ended April 30, 2005 as follows (in thousands except per-share amounts):

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2005
Net loss — as reported	$(1,376)	$(3,694)
Stock-based compensation expense related to employee stock options	(1,108)	(3,843)
Net loss, including the effect of stock-based compensation expense	$(2,484)	$(7,537)
Diluted net loss per share — as reported	$(0.02)	$(0.06)
Diluted net loss per share, including the effect of stock-based compensation expense	$(0.04)	$(0.12)

The weighted-average estimated value of employee stock options granted during the three and nine months ended April 30, 2005 were $1.20 and $1.53, respectively using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2005
Expected life (years)	4.78	4.79
Risk-free interest rate	4.10%	3.50%
Volatility	95.20%	98.40%
Dividend yield	None	None

Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The Company has used the simplified method for determining the expected term of options granted during fiscal 2006. Prior to fiscal 2006, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of pro forma financial information in accordance with SFAS 123.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to August 1, 2005, the Company accounted for forfeitures as they occurred.

7. Segment and Geographic Information

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

(in thousands)	Software	Online Media	E-commerce	Other	Eliminations	Total Company
Three Months Ended April 30, 2006
Revenue from external customers	$2,925	$4,014	$3,887	$-	$-	$10,826
Revenue from intersegments	$-	$12	$-	$-	$(12)	$-
Cost of revenues	$406	$942	$3,162	$-	$-	$4,510
Gross margin	$2,519	$3,084	$725	$-	$(12)	$6,316
Operating income (loss)	$(191)	$683	$95	$-	$-	$587
Depreciation expense	$56	$50	$2	$-	$-	$108

Three Months Ended April 30, 2005
Revenue from external customers	$1,918	$2,052	$3,021	$-	$-	$6,991
Revenue from intersegments	$-	$50	$-	$-	$(50)	$-
Cost of revenues	$254	$869	$2,329	$-	$-	$3,452
Gross margin	$1,664	$1,233	$692	$-	$(50)	$3,539
Operating income (loss)	$(1,581)	$(385)	$67	$(10)	$-	$(1,909)
Depreciation expense	$130	$99	$7	$-	$-	$236

Nine Months Ended April 30, 2006
Revenue from external customers	$7,316	$9,289	$16,535	$-	$-	$33,140
Revenue from intersegments	$-	$38	$-	$-	$(38)	$-
Cost of revenues	$993	$2,742	$12,533	$-	$-	$16,268
Gross margin	$6,323	$6,585	$4,002	$-	$(38)	$16,872
Operating income (loss)	$(2,196)	$50	$1,799	$6	$-	$(341)
Depreciation expense	$254	$142	$15	$-	$-	$411

Nine Months Ended April 30, 2005
Revenue from external customers	$5,380	$5,909	$11,535	$-	$-	$22,824
Revenue from intersegments	$-	$226	$-	$-	$(226)	$-
Cost of revenues	$774	$2,509	$9,043	$-	$-	$12,326
Gross margin	$4,606	$3,626	$2,492	$-	$(226)	$10,498
Operating income (loss)	$(4,226)	$(1,222)	$505	$(174)	$-	$(5,117)
Depreciation expense	$425	$253	$21	$-	$-	$699

During the time periods covered by the table above, the Company marketed its products in the United States through its direct sales force and its online Web sites. Revenues for the three months and nine months April 30, 2006 and April 30, 2005 were primarily generated from sales to end users in the United States.

8. Discontinued Operations

In December 2005, the Company sold the assets, net of deferred revenue, of its Online Images business to Jupitermedia Corporation (“Jupitermedia”) for $9.35 million. The Company received $8.415 million in cash, and $935,000 has been placed in escrow with respect to certain standard representations and warranties made by the Company. The Company has included the escrowed amount in the calculation of the gain on sale of the Online Images business due to the Company’s assessment, beyond a reasonable doubt, that no liabilities will arise under the indemnification provisions of the asset purchase agreement with Jupitermedia. The escrowed amount is included in other current assets in the accompanying condensed consolidated balance sheet as of April 30, 2006. As specified in the agreement, the assets sold to Jupitermedia consisted primarily of intellectual property, inventories and property and equipment.

Income from discontinued operations consists of direct revenues and direct expenses of the Online Images business, including cost of revenues, as well as other fixed and allocated costs. A summary of the operating results of the Online Images business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
($ in thousands)
Net revenues	$-	$621	$914	$1,713

Income from operations before income taxes	$-	$292	$339	$711
Income taxes	-	-	(9)	-
Income from operations, net of income taxes	$-	$292	$330	$711

Gain from sale of assets before income taxes	$-	$-	$9,596	$-
Income taxes	-	-	(256)	-
Gain from sale, net of income taxes	$-	$-	$9,340	$-

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

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of April 30, 2006. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

10. Recent Accounting Pronouncements

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement 143”, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated financial position and results of operations, but does not expect it to have a material impact.

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP SFAS 115-1 and 124-1 has not had a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). The Company is required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending April 30, 2006. The adoption of FSP FAS123(R)-4 has not had a significant impact on the Company’s consolidated financial position or results of operations.

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

11. Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2006.

In conjunction with the sale of its Online Images business to Jupitermedia, the Company has agreed to indemnify Jupitermedia for losses arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. The maximum amount of the indemnification is $1,403,000 and no claim for indemnification may be made until aggregate losses exceed $75,000. The term of the indemnification is generally through June 23, 2007; however, certain items have different indemnification periods. The Company believes that it has complied with all of those items for which it has indemnified Jupitermedia, and the Company has not been subject to any claims or suffered any losses, and Jupitermedia has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of April 30, 2006.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2006.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2006.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirement; and customer concentration. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in Part II, Item 1A of this Form 10-Q entitled "Risk Factors." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies and Estimates

Except as noted below, there have been no significant changes in our critical accounting estimates during the three and nine months ended April 30, 2006 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2005 filed with the Securities and Exchange Commission.

Stock-Based Compensation Expense

On August 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases under our 1998 Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method. Our Condensed Consolidated Financial Statements as of and for the three and nine months ended April 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, we did not restate our Condensed Consolidated Financial Statements for prior periods to reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended April 30, 2006 was $130,000 and 508,000, respectively, which consisted of stock-based compensation expense related to employee stock options. No stock-based compensation expense related to employee stock options and employee stock purchases was recognized for the three and nine months ended April 30, 2005.

SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Condensed Consolidated Statements of Operations because the exercise price of the stock options granted to our employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three and nine months ended April 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the straight-line approach. As stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods ending prior to August 1, 2005, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee terminations. The expected term of the options granted was determined using the simplified method for determining the expected term of options granted during fiscal 2006. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

Overview

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business. Today, we do business under the name VA Software Corporation and we develop, market and support a software application known as SourceForge Enterprise Edition (“SourceForge”) and also own and operate OSTG, Inc. (“OSTG”), a network of Internet Web sites offering advertising and retail products.

We currently view our business in three operating segments: Software; Online Media; and E-commerce. Our Software segment focuses on our SourceForge software products and services. Our Online Media segment represents a network of Internet Web sites, including Slashdot.org and SourceForge.net, serving the IT professional and software development communities. Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. (“ThinkGeek”), a wholly-owned subsidiary of OSTG.

In December 2005, we completed the sale of our Online Images business to Jupitermedia Corporation and we no longer have operations in that segment.

Within the Software segment, we continued to increase the number of customers to whom we have sold our SourceForge products, totaling 155 at April 30, 2006, up from 125 as of April 30, 2005. Within the Online Media segment, during the third quarter of fiscal 2006 we served more than 30 million unique visitors and more than 270 million page views per month, according to Google Analytics. Within the E-commerce segment, we continued to increase our customer base during the third quarter of fiscal 2006, increasing the number of orders by 34% from the prior year.

Net revenues during the three months ended April 30, 2006 increased as compared to the three months ended April 30, 2005 due to increased sales in our Software, Online Media and E-commerce businesses. Software revenue increased due to increased sales to our existing customers, including one customer which accounted for 12% of net revenues. Online Media revenues increased due to a 71% increase in our average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) to cash advertisers, as well as increases in other revenue in this segment, partly offset by the expiration of our sponsorship revenue. E-commerce sales increased due to a 34% increase in the number of orders shipped; however, average order size declined by 4%.

Net revenues during the nine months ended April 30, 2006 increased as compared to the nine months ended April 30, 2005 due to increased sales in our Software, Online Media and E-commerce businesses. Software revenue increased due to increased sales to new customers as well as additional sales to our installed base. Online Media revenues increased due to a 107% increase in our average CPM rate to cash advertisers as well as increases in other revenue in this segment. E-commerce sales increased due to a 43% increase in the number of orders shipped to customers.

Our sales continue to be primarily attributable to customers located in the United States of America.

Net income from continuing operations was $1.0 million, or $0.02 per share, during the three months ended April 30, 2006 as compared to a net loss from continuing operations of $1.7 million, or $0.02 per share, during the three months ended April 30, 2005. Net income from continuing operations was $0.6 million, or $0.01 per share, during the nine months ended April 30, 2006 as compared to a net loss from continuing operations of $4.4 million, or $0.07 per share, during nine months ended April 30, 2005.

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

The following table sets forth our operating results from continuing operations for the periods indicated as a percentage of net revenues, represented by selected items from the unaudited condensed consolidated statements of operations. In December 2005, we completed the sale of our Online Images business to Jupitermedia Corporation and the results of this discontinued operation are excluded from the operating results from continuing operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Software revenues	27.0%	27.4%	22.1%	23.6%
Online Media revenues	37.1	29.4	28.0	25.9
E-commerce revenues	35.9	43.2	49.9	50.5
Net revenues	100.0%	100.0%	100.0%	100.0%
Software cost of revenues	3.8	3.6	3.0	3.4
Online Media cost of revenues	8.7	12.4	8.3	11.0
E-commerce cost of revenues	29.2	33.3	37.8	39.6
Cost of revenues	41.7	49.3	49.1	54.0
Gross margin	58.3	50.7	50.9	46.0
Operating expenses:
Sales and marketing	22.4	38.1	22.4	32.3
Research and development	14.7	21.5	14.3	19.1
General and administrative	15.8	18.3	15.3	17.4
Restructuring costs and other special charges	-	-	-	(0.4)
Total operating expenses	52.9	77.9	52.0	68.4
Income (loss) from operations	5.4	(27.2)	(1.1)	(22.4)
Interest and other income, net	4.7	3.2	3.0	3.1
Income (loss) from continuing operations before income taxes	10.1	(24.0)	1.9	(19.3)
Provision for income taxes	0.9	(0.2)	0.2	-
Income (loss) from continuing operations	9.2%	(23.8%)	1.7%	(19.3%)

Net Revenues

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,	% Change	% Change
	2006	2005	2006	2005	Three Months	Nine Months
($ in thousands)
Software revenues	$2,925	$1,918	$7,316	$5,380	53%	36%
Online Media revenues	4,014	2,052	9,289	5,909	96%	57%
E-commerce revenues	3,887	3,021	16,535	11,535	29%	43%
Net revenues	$10,826	$6,991	$33,140	$22,824	55%	45%

Net revenues increased during both the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005, due primarily to increased revenues in our Software, Online Media and E-commerce businesses.

Sales for the three and nine months ended April 30, 2006 and April 30, 2005 were primarily to customers located in the United States of America.

For the three months ended April 30, 2006, one customer accounted for 12% of net revenues. For the three months ended April 30, 2005 and the nine months ended April 30, 2006 and April 30, 2005, no one customer represented 10% or greater of net revenues. We do not anticipate that any one customer will represent more than 10% of net revenues in the near future.

Net Revenues by Segment

Software Revenues

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
($ in thousands)
Software revenues	$2,925	$1,918	$7,316	$5,380	53%	36%
Percentage of total net revenues	27%	27%	22%	24%
Aggregate # of customers sold to	155	125	155	125	24%	24%
Avg. contract value	$174	$131	$121	$112	33%	8%

Software revenues consist principally of fees for licenses of our SourceForge software products, maintenance, hosting, consulting and training.

The growth during the three and nine months ended April 30, 2006 as compared with the three and nine months ended April 30, 2005 was primarily related to the licensing component of software revenue. We have increased the number of customers to whom we have licensed SourceForge to 155 as well as increasing the average value of the contracts we sold during the quarter ended April 30, 2006 to $174,000. This is compared to 125 customers to whom we had licensed SourceForge with an average contract value sold during the quarter ended April 30, 2005 of $131,000. The increase in the average contract value was due to one contract greater than $1 million and three contracts greater than $100,000 being sold during the quarter ended April 30, 2006, compared to four contracts greater than $100,000 being sold during the quarter ended April 30, 2005.

We expect Software revenues to increase as our new and existing customer base grows, our average contract value increases and the length of the sales cycle decreases.

Online Media Revenues

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
($ in thousands)
Online Media revenues	$4,014	$2,052	$9,289	$5,909	96%	57%
Percentage of total net revenues	37%	29%	28%	26%

During the three and nine months ended April 30, 2006, Online Media revenues were primarily derived from cash sales of advertising space on our various Web sites, as well as royalty related arrangements and contextually-relevant advertising associated with advertising on these Web sites.

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
($ in thousands)
Cash advertising	$3,351	$1,327	$7,351	$4,274	153%	72%
Sponsorships	-	127	-	302	(100%)	(100%)
Donations	3	12	12	24	(75%)	(50%)
Other revenue	660	586	1,926	1,309	13%	47%
Online Media revenues	$4,014	$2,052	$9,289	$5,909	96%	57%

Cash advertising revenue is derived from the number of impressions delivered and the average CPM rate charged for the impressions delivered.

Sponsorship revenue is derived from non-CPM rate Web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program. Sponsorship revenue in the three and nine months ended April 30, 2005 related to certain contracts with one customer, International Business Machines. The decrease in sponsorship revenue in the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005 was due to the expiration of the sponsorship contracts.

Other revenue includes paid search, contextually-relevant advertising, and referral fees. The increase in other revenue is due to greater levels of contextually-relevant advertising.

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months

Cash advertising (in thousands)	$3,351	$1,327	$7,351	$4,274	153%	72%
Impressions delivered	172,228	116,820	345,666	415,838	47%	(17%)
Average CPM rate	$19.46	$11.36	$21.27	$10.28	71%	107%

The increase in cash advertising revenue during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 was due to an increase in the average CPM rate as well as an increase in the number of impressions delivered. The increases in average CPM rate and impressions delivered was the result of our focus on selling higher CPM contracts and greater volumes of advertising. The increase in cash advertising revenue during the nine months ended April 30, 2006 as compared to the three months ended April 30, 2005 was due to a substantial increase in the average CPM rate, offset by a decrease in the number of impressions delivered. The increase in average CPM rate was the result of our focus on selling higher CPM contracts, while the decrease in the number of impressions delivered was primarily due to not accepting low CPM contracts. We believe that our prominent position in addressing the information technology market’s growing interest in Open Source, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

E-commerce Revenues

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months

E-commerce revenues (in thousands)	$3,887	$3,021	$16,535	$11,535	29%	43%
Percentage of total net revenues	36%	43%	50%	51%
Number of Orders (per quarter)	64,116	47,924	259,605	181,749	34%	43%
Avg. order size (in whole dollars)	$60.62	$63.04	$63.69	$63.47	(4%)	0%

E-commerce revenues are derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

The growth in E-commerce revenues in the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005 was primarily due to increased consumer awareness of our site as a result of a broader product offering, which attracted a larger customer base, as well as Web site enhancements and affiliate programs that drove more traffic to our site. As a result of our efforts we experienced increases of 34% and 43% during the three and nine months ended April 30, 2006, respectively, in the number of orders placed year-over-year. We expect E-commerce revenues to continue to grow as our E-commerce customer base grows.

Cost of Revenues/Gross Margin

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
Cost of revenues	$4,510	$3,452	$16,268	$12,326	31%	32%
Gross margin	6,316	3,539	16,872	10,498	78%	61%
Gross margin %	58%	51%	51%	46%

Cost of revenues consist of personnel costs and related overhead associated with providing software professional services, personnel costs and related overhead associated with developing external content for our media site, cost of equipment, personnel and bandwidth associated with delivering our media content and product costs associated with our E-commerce business.

The increase in gross margins during the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005 was primarily the result of improvements in our Software, Online Media and E-commerce businesses as described below.

Cost of Revenues/Gross Margin by Segment

Software Cost of Revenues/Gross Margin

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
Software cost of revenues	$406	$254	$993	$774	60%	28%
Software gross margin	2,519	1,664	6,323	4,606	51%	37%
Software gross margin %	86%	87%	86%	86%

Software cost of revenues consist of personnel and outside service provider costs associated with providing software customer support and professional services.

The decrease in our Software gross margin percentages for the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005 was primarily the result of the addition of costs associated with hosting customer installations of our software which began in fiscal 2006.

Online Media Cost of Revenues/Gross Margin

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
Online Media cost of revenues	$942	$869	$2,742	$2,509	8%	9%
Online Media gross margin	3,072	1,183	6,547	3,400	160%	93%
Online Media gross margin %	77%	58%	70%	58%

Online Media cost of revenues consist of personnel costs and related overhead associated with developing the editorial content of our sites and providing and the cost of equipment, personnel and bandwidth associated with delivering our media content.

The increase in Online Media gross margin percentages for the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005 was primarily due to the increase in Online Media revenues partially offset by slightly higher cost of revenues. The increase in cost of revenues was primarily due to the cost of outsourcing our ad serving system.

E-commerce Cost of Revenues/Gross Margin

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
($ in thousands)
E-commerce cost of revenues	$3,162	$2,329	$12,533	$9,043	36%	39%
E-commerce gross margin	725	692	4,002	2,492	5%	61%
E-commerce gross margin %	19%	23%	24%	22%

E-commerce cost of revenues consist of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions.

The increase in E-commerce cost of revenues in absolute dollars was primarily due to increased product costs, shipping costs and fulfillment costs. The increase in product, shipping and fulfillment costs were the result of increased E-commerce revenue levels. E-commerce gross margin percentages decreased for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 due to higher costs associated with our third party fulfillment center as well as higher inventory reserve charges. E-commerce gross margin percentages increased for the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005 due to higher gross margins on shipping and lower costs associated with our GeekPoints loyalty program, offset in part by sales commissions paid to affiliate Web sites.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
Sales & Marketing	$2,428	$2,665	$7,430	$7,383	(9%)	1%
Percentage of total net revenues	22%	38%	22%	32%
Headcount	28	35	28	35

The decrease in absolute dollars in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 was primarily related to lower personnel related costs in our Software business as a result of lower salary and related expenses of $0.4 million due to five fewer personnel, offset in part by higher personnel related costs in our Online Media business of $0.2 million, due to four additional personnel and higher direct marketing expenses in our E-commerce business.

The increase in absolute dollars in the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005 was primarily related to increased credit card fees of $0.1 million, offset partly by lower marketing program expenses. The increase in credit card fees was associated with the increased E-Commerce revenues. The decrease in marketing program expenses reflects the Online Media business’s focus on supporting unique custom publishing programs for major clients, rather than market research initiatives.

We expect our sales and marketing expenses to increase in the future as we increase the size of our sales force.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses for software engineers. We expense all of our research and development costs as they are incurred.

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
Software R&D	$809	$995	$2,519	$2,862	(19%)	(12%)
Online Media R&D	736	455	2,020	1,317	62%	53%
E-commerce R&D	43	54	184	177	(20%)	4%
Total Research & Development	$1,588	$1,504	$4,723	$4,356	6%	8%
Percentage of total net revenues	15%	22%	14%	19%
Headcount	32	32	32	32

The increase in research and development expenses in absolute dollars in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 was primarily due to additional personnel and outside contractor expenses for our Online Media’s SourceForge.net Web site as we improve the site and add functionality, partially offset by decreased outside contractor spending in support of product development for our Software business. The decrease as a percentage of net revenues was primarily due to increased revenue levels.

The increase in research and development expenses in absolute dollars in the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005 was primarily due to additional personnel and outside contractor expenses for our Online Media’s SourceForge.net Web site, as we improve the site and add functionality, partially offset by decreased outside contractor spending in support of product development for our Software business. The increase in personnel related expenses was primarily due to an increase in compensation and related expenses of $0.3 million. The decrease as a percentage of net revenues was primarily due to increased revenue levels.

We expect research and development expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, our software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations. Going forward, should technological feasibility occur prior to the completion of our software development, all costs incurred between technological feasibility and software development completion will be capitalized.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and administrative personnel, bad debts and professional fees for accounting and legal services.

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
General & Administrative	$1,712	$1,276	$5,057	$3,966	34%	28%
Percentage of total net revenues	16%	18%	15%	17%
Headcount	19	18	19	18

The increase in general and administrative expenses in absolute dollars in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 was primarily related to personnel related expense, including stock-based compensation expense of $0.1 million and variable compensation and related expense of $0.1 million, as well as increased costs associated with compliance with the Sarbanes-Oxley Act of $0.1 million. The decrease in general and administrative expense as a percentage of net revenues was primarily due to the increase in revenues.

The increase in general and administrative expenses in absolute dollars in the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005 was primarily related to stock-based compensation expense of $0.4 million, increased variable compensation and related expense of $0.3 million, increased contractor costs of $0.2 million, increased recruiting fees of $0.1 million and increased accounting fees of $0.1 million, partially offset by decreased legal fees of $0.2 million. The decrease in general and administrative expense as a percentage of net revenues was primarily due to the increase in revenues.

We expect that general and administrative expenses may increase in absolute dollars but will decrease as a percentage of revenue in the future.

Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and reduce our general and administrative overhead costs. We exited these activities to pursue our current Software, Online Media and E-commerce businesses and reduce our operating losses to improve cash flow. We recorded restructuring charges of $168.5 million related to exiting these activities, $160.4 million of which was included in restructuring charges and other special charges in operating expenses and $8.1 million of which was included in cost of sales. Included in the restructuring were charges related to excess facilities from non-cancelable leases. During the third quarter of fiscal 2004, in connection with our original 2002 restructuring plan which included an assumption to sublet all idle facilities, we relocated our Fremont, California headquarters to a smaller building in the same complex. As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $2.9 million. Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases. In addition, during the third quarter of fiscal 2004, we reached agreements in principal to sublet unoccupied portions of properties that we lease in Sunnyvale, California and Fremont, California, which was finalized in the fourth quarter of fiscal 2004. As a result of the change in circumstances due to the agreements in principal, which were thereafter formalized in executed agreements, original accruals were reevaluated and we accordingly recorded a restructuring adjustment of $0.3 million in the third quarter of fiscal 2004. The $3.2 million total adjustment to restructuring expenses in fiscal 2004 has been recorded in the consolidated statement of operations for that period. The remaining accrual from non-cancelable lease payments is based on current circumstances. These accruals are subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly. As of April 30, 2006, we had an accrual of approximately $6.5 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

For the three months ended April 30, 2005	$9,119	$-	$(632)	$8,487
For the three months ended April 30, 2006	$6,903	$-	$(398)	$6,505
For the nine months ended April 30, 2005	$11,283	$(101)	$(2,695)	$8,487
For the nine months ended April 30, 2006	$7,855	$-	$(1,350)	$6,505

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability
As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of April 30, 2005	$1,982	$6,505	$8,487
As of April 30, 2006	$1,592	$4,913	$6,505

Amortization of Intangible Assets

In connection with the acquisition of OSTG (formerly known as OSDN), we amortized $1,000 of intangibles for the three months ended April 30, 2006 and $3,000 for the three months ended April 30, 2005. We amortized $3,000 of intangibles for the nine months ended April 30, 2006 and $11,000 for the nine months ended April 30, 2005. The estimated future amortization expense of acquired intangible assets is $1,000 for the fiscal year ending July 31, 2006, $2,000 for the fiscal year ending July 31, 2007 and $2,000 for the fiscal year ending July 31, 2008.

We periodically evaluate the carrying amount of our long-lived assets and apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No changes occurred during the three and nine months ended April 30, 2006 that would indicate a possible impairment in the carrying value of intangible assets at April 30, 2006. The carrying value of intangible assets as of April 30, 2006 is $5,000 and is included in Other Assets in the Condensed Consolidated Balance Sheets.

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
($ in thousands)
Interest Income	$502	$233	$1,139	$646	115%	76%
Interest Expense	$(3)	$(4)	$(8)	$(35)	(25%)	(77%)
Other Income (Expense)	$7	$(3)	$(130)	$104	(333%)	(225%)

The increase in interest income in the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005 was due to increased returns on our cash as a result of increasing interest rates from the same period for the prior year and to a lesser extent, increased cash balances resulting primarily from the proceeds from the sale of our Online Images business.

Other expense during the nine months ended April 30, 2006 as compared to other income during the nine months ended April 30, 2005 was primarily due to a the gain or loss on the liquidation of our European subsidiaries. During the nine months ended April 30, 2006, we recorded a loss on the liquidation of three European subsidiaries and during the nine months ended April 30, 2005 we recorded a gain on the liquidation of one of our European subsidiaries.

Income Taxes

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	% Change Three Months	% Change Nine Months
($ in thousands)
Provision for income taxes	$96	$(15)	$64	$3	(740%)	NM

The provision for income taxes for the three and nine months ended April 30, 2006 consisted of federal alternative minimum tax and state taxes provided on income from continuing operations. Prior to fiscal 2006, we incurred losses and the provision for income tax consisted of state taxes.

As of April 30, 2006, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

	Nine Months Ended April 30,
($ in thousands)	2006	2005
Net cash provided by (used in):
Continuing operations
Operating activities	$362	$(5,710)
Investing activities	(1,546)	(3,406)
Financing activities	1,617	456
Effect of exchange rate changes on cash and cash equivalents	(16)	(68)
Discontinued operations	8,497	863
Net increase (decrease) in cash and cash equivalents	$8,914	$(7,865)

Our principal sources of cash as of April 30, 2006 were our existing cash, cash equivalents, short-term and long-term investments of $48.6 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents increased by $8.9 million, and short-term and long-term investments increased by $1.2 million at April 30, 2006 when compared to July 31, 2005. This increase is primarily due to net cash proceeds from the sale of the Online Images business of approximately $8 million, proceeds from the issuance of common stock of $1.6 million, cash provided by discontinued operations of $0.5 million and cash provided by continuing operations of $0.4 million, offset in part by cash used for capital expenditures of $0.4 million.

The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year-to-year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

Operating Activities

The increase in cash generated from operating activities from continuing operations in the first nine months of fiscal 2006, as compared to the usage in the first nine months of fiscal 2005, was primarily the result of our income from continuing operations (excluding all non-cash items) in fiscal 2006 as compared to a loss from continuing operations (excluding all non-cash items, in fiscal 2005 of $5.4 million, a decrease in accrued restructuring charge of $1.3 million, an increase in accounts payable of $1.1 million, a decrease in prepaid expense and other assets of $0.4 million and an increase in deferred revenue of $0.4 million, offset partly by an increase in accounts receivable of $1.3 million, a decrease in accrued liabilities and other of $0.7 million and a decrease in inventories of $0.6 million. The increase in net income (excluding all non-cash items) from continuing operations was due primarily to increased revenues across all businesses, offset in part by higher cost of revenues and operating expenses. The decrease in accrued restructuring liabilities is due to continued payments on leases and the expiration of the lease on one restructured property. The increase in accounts payable is due to higher balances resulting from higher inventory and expenses as well as the timing of payments. The decrease in prepaid expenses and other assets is due to prior year cash outflows for deposits and sub-lease rental due. The increase in deferred revenue is due to higher prepaid support for our Software business. The increase in cash inflow was offset by decreased cash inflow related to accounts receivable, primarily the result of increased revenues in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, decreased accrued liabilities primarily related to increased accounting and legal accruals in the first nine months of fiscal 2005 and cash usage to purchase inventories was primarily the result of increased purchasing levels in the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

The decrease in cash used related to investing activities in the first nine months of fiscal 2006, as compared to the first nine months of fiscal 2005, was primarily the result of net purchases of marketable securities of $1.2 million in the first nine months of fiscal 2006 as compared to $3.0 million in the first nine months of fiscal 2005.

Financing Activities

The increase in cash provided by financing activities in the first nine months of fiscal 2006, as compared to the first nine months of fiscal 2005 was the result of an increase in the issuance of $1.6 million in common stock to our employees in the first nine months of fiscal 2006 as compared to $0.5 million in the first nine months of fiscal 2005. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

For the first nine months of fiscal 2006 and 2005, exchange rate changes had a negligible effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on U.S.-based business.

As of April 30, 2006 and July 31, 2005, we had outstanding letters of credit issued under a line of credit of approximately $1.0 million related to a corporate facility lease. The cash used to secure this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million letter of credit will decline as we meet certain financial covenants.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of April 30, 2006 (in thousands):

		Fiscal years ending July 31,
	Total	2006	2007 and 2008	2009 and 2010	Beyond Fiscal 2010
Gross Operating Lease Obligations	$14,939	$875	$7,158	$6,906	$-
Sublease Income	4,385	254	2,097	2,034	-
Net Operating Lease Obligations	10,554	621	5,061	4,872	-
Purchase Obligations	958	958	-	-	-
Total Obligations	$11,512	$1,579	$5,061	$4,872	$-

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

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP SFAS 115-1 and 124-1 has not had a significant impact on our consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). We are required to apply the guidance in FSP FAS123(R)-4 in our quarterly period ending April 30, 2006. The adoption of FSP FAS123(R)-4 has not had a significant impact on our consolidated financial position or results of operations.

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

The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of April 30, 2006. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of April 30, 2006:
Cash equivalents	$7,508
Weighted-average interest rate	4.90%
Short-term investments		$36,370
Weighted-average interest rate		4.67%
Long-term investments			$798
Weighted-average interest rate			4.95%

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

During the nine months ended April 30, 2006 the Company introduced changes in its controls over financial reporting (as defined in Rule 13a-15(f) of the “34 Act) to address the material weaknesses reported in our Annual Report on Form 10-K. These changes are discussed below.

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

Since November 1, 2005 and through the date of the filing of this Form 10-Q, and in response to the material weaknesses identified as of July 31, 2005, we have implemented certain steps to remediate some of the deficiencies in our disclosure controls and procedures and material weaknesses in our internal control over financial reporting as follows:

•	We have hired new employees within our accounting and financial reporting function and identified an accounting firm with whom we will consult in the event of a technical accounting question;
•	We have ensured that certain critical portions of the quarterly and annual internal financial information prepared by the CFO are well documented and reviewed by the CEO;

•	We have enforced our policy of obtaining fully executed contracts in a timely manner in connection with providing online advertising services;
•
We have enforced our policies of requiring appropriate approvals on all purchase orders and requiring the facilities manager sign off on packing slips. In addition, we segregated duties between our purchasing and receiving departments;

•	We have consistently documented our controls over access to the accounting system and have maintained adequate controls in the area of change management; and
•
We have received an internal control report (under SAS 70) from the provider of our hosted accounting system. The provider of our hosted advertising servicing system has been acquired by another service provider. They are able to provide a SAS 70 report as of October 31, 2005, however, they may not be able to provide a report which is more current as of July 31, 2006.

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

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of April 30, 2006. The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

Item 1A. Risk Factors

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

Risks Related To Our Software Business

Because the market for our SourceForge application software is still emerging, we do not know whether existing and potential customers will license SourceForge in sufficient quantities for us to sustain profitability.

Our future growth and financial performance will depend on market acceptance of SourceForge and our ability to license our software in sufficient quantities and under acceptable terms. The number of customers using SourceForge is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of SourceForge. Various factors could inhibit the growth of the market for and market acceptance of SourceForge. In particular, potential customers may be unwilling to make the significant capital investment needed to license SourceForge. Many of our customers have licensed only limited quantities of SourceForge, and these or new customers may decide not to deploy our software more broadly. We cannot be certain that a viable market for SourceForge will be sustainable. If a viable market for SourceForge fails to be sustainable, this would have a significant, adverse effect upon our software business and operating results.

We are devoting the majority of our research and development spending to our SourceForge application, so if this software does not achieve market acceptance we may experience operating losses.

Although in the first nine months of our fiscal year 2006, which ended on April 30, 2006, approximately 22% of our revenue was derived from our Software business, we devoted 53%, or $2.5 million, of our research and development spending to research and development associated with our SourceForge software application. We expect to continue to allocate a substantial portion of our research and development resources to Software for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting Software to offset our substantial research and development expenditures. A failure to grow Software revenue sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

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

Although we generated cash from operations during the first nine months of fiscal 2006, which ended April 30, 2006, we have historically experienced cash shortfalls, and unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated income from continuing operations of $1.0 million for our third fiscal quarter ended April 30, 2006 and for the nine months ended April 30, 2006 we generated income from continuing operations of $0.6 million, we have incurred losses in each fiscal year since our inception and have an accumulated deficit of $741.8 million as of April 30, 2006. We may incur net losses in the future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we evaluated the effectiveness of our internal control over financial reporting as of July 31, 2005 as well as our disclosure controls and procedures. Based on this evaluation, management concluded that as of July 31, 2005, neither our internal control over financial reporting nor our disclosure controls and procedures were effective because of certain material weaknesses detailed in Item 9A, Part II (Controls and Procedures) of our Annual Report on Form 10-K for the year ended July 31, 2005 and in Item 4 of Part I (Controls and Procedures) of this Quarterly Report on Form 10-Q for the quarter ended April 30, 2006. In particular, the material weaknesses that we identified included the lack of sufficient personnel and technical accounting and financial reporting expertise, inadequate controls over period-end financial reporting, inadequate controls in the areas of revenue and accounts receivable, inadequate controls in the area of purchases, inadequate controls in the area of information technology, and lack of internal control reports (under SAS70) from critical external service providers.  While we believe that these material weaknesses did not have a material effect on our reported results, they nevertheless constituted deficiencies in our internal controls over financial reporting. In addition, to remediate the material weaknesses summarized above, we may need to increase staffing levels, hire personnel and/or consultants with more specialized technical accounting expertise and/or upgrade our financial systems to a higher degree of automation. If, despite our remediation efforts, we fail to ameliorate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls over financial reporting. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the third quarter of fiscal year 2006, the closing sale prices of our common stock on the Nasdaq ranged from $1.88 to $5.83 per share and the closing sale price on April 28, 2006, the last trading day of our third fiscal quarter, was $5.26 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VA SOFTWARE CORPORATION

By:	/s/ ALI JENAB
Ali Jenab
President and Chief Executive Officer

By:	/s/ KATHLEEN R. MCELWEE
Kathleen R. McElwee
Senior Vice President and Chief Financial Officer

Date: June 8, 2006

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002