Form 10-K
period 2006-07-31
VA SOFTWARE CORP
filed 2006-10-17
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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
Common Stock, $0.001 par value
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of September 29, 2006, there were 65,693,905 shares of the Registrant’s Common Stock outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of January 31, 2006 (based on the closing price for the Common Stock on the NASDAQ National Market for such date) was approximately $106,002,159.  Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (“Proxy Statement”) which will be held on December 6, 2006, and to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended July 31, 2006, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

Special Note Regarding Forward-Looking Statements

          This Form 10-K contains forward-looking statements that involve risks and uncertainties.  Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SourceForge Enterprise Edition; demand for online advertising; management’s strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under “Competition” and in the Risk Factors contained in the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction

          We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  On June 27, 2001, we announced our decision to exit our Linux-based hardware business.  Today, we do business under the name VA Software Corporation (the “Company”) and we own and operate OSTG, Inc. (“OSTG”) a network of Internet web sites, including SourceForge.net and Slashdot.org, serving the information technology (“IT”) professional and software development communities, and OSTG’s wholly-owned subsidiary, ThinkGeek, Inc., (“ThinkGeek”) an online sales retailer.  We also develop, market and support a software application known as SourceForge Enterprise Edition (“SFEE”).

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

Business Overview

          We currently view our business in three operating segments:  Online Media, E-commerce and Software.    In December 2005, we completed the sale of our Online Images business to Jupitermedia Corporation and we no longer have operations in that segment.  For segment and geographic financial information, see Note 10 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

     Online Media

          Our Online Media segment operates through OSTG, a network of Internet web sites, including SourceForge.net and Slashdot.org, serving the IT professional and software development communities.  The OSTG network, including our ThinkGeek.com site, reaches over 30 million unique visitors a month (Source:  Google Analytics and Omniture, September 2006).  We believe that OSTG is a dynamic community-driven media network and a cornerstone of the open source software development community.  OSTG attracts IT decision-makers and buyers, from chief technology officers to project managers.  IT professionals, technology enthusiasts and developers turn to OSTG sites to create content, debate and discuss current issues facing the technology marketplace, and to create IT news.  OSTG is supported by sponsors and advertisers who want to reach the unique demographic of IT professionals and developers who visit our OSTG web sites.  Our OSTG web sites include:

•

SourceForge.net, our flagship web site providing Open Source project hosting and hosted downloads of leading Open Source code and applications.  SourceForge.net is the home for more than 130,000 Open Source projects and has more than 1,400,000 registered users.

•

Slashdot.org, our leading site focused on user-generated content, news and reviews for IT Professionals and technology enthusiasts.  Slashdot.org is dedicated to providing the IT and business communities with an interactive platform to publish and comment on cutting-edge technology, hardware, software, games and online rights news.

•	Linux.com, our comprehensive web site for Linux and open source news and information. Linux.com caters to business and IT managers looking for migration strategies to Linux.

•	Freshmeat.net, one of the Internet’s most comprehensive indices of downloadable Linux, Unix and cross-platform software.

•	NewsForge.com, the online newspaper of record for Linux and open source software and business issues.

•

ITManagersJournal.com, a web site delivering strategic and technical information to help top-level IT professionals implement enterprise-level open source and proprietary architecture, applications, and infrastructure solutions.

          Our Online Media segment represented 30%, 27% and 36% of net revenue during fiscal 2006, 2005 and 2004, respectively.

     E-commerce

          Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek.  We believe we offer a significantly broader range of unique products in a centralized location than are available in traditional stores.  We do not have the shelf display space limitations that brick-and-mortar stores do.  Our customers are able to buy electronics, office gadgets, apparel, caffeinated products and other specialty items with a single check-out.  Consumers can either access the information directly through our web site, or get free help from our customer care representatives and experts by contacting them by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF.

          Our E-commerce segment represented 47%, 49% and 46% of net revenue during fiscal 2006, 2005 and 2004, respectively.

     Software

          Our Software segment focuses on our SFEE software products and services.

          SFEE is a proprietary, web-based software application designed for corporate commercial and public-sector IT professionals and software engineering organizations.  SFEE combines software development and collaboration tools with the ability to track, measure and report on software project activity in real-time.  SFEE improves the software development process by capturing and archiving software development code, documentation and communication in a central location.  SFEE enables managers to gain insight and improved visibility into software development activity, thereby providing better resource and requirements management, defect tracking and the ability to resolve critical problems earlier in the development cycle.  Organizations with distributed locations, offshore and/or outsourced software development teams can achieve improved productivity, communication, coordination, collaboration, project clarity and insight through SFEE’s standard set of development tools and secure, centralized code, documentation and communication repository.

          Our Software segment represented 23%, 25% and 18% of net revenue during fiscal 2006, 2005 and 2004, respectively.

Sales and Marketing

     Online Media

          We sell our Internet advertisements via OSTG’s direct sales organization and also use our web sites to increase public awareness of our products. In addition, we have entered into co-marketing agreements with certain third-party online advertising and remnant sales networks with respect to marketing and/or selling advertising space on OSTG web sites.

     E-commerce

          Our E-commerce marketing and promotion strategy is designed to increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.  In addition, we have entered into co-marketing agreements with certain third parties with respect to marketing our E-commerce web site. We intend to continue to use the unique capabilities of the Internet as a means to encourage new and repeat customers to visit our web sites. Our advertising campaigns for our E-Commerce business generally run on our OSTG Online Media Business’s web sites where where we direct customers to our E-Commerce products through links to pages on our ThinkGeek.com E-Commerce web site.  In addition, we currently offer a customer retention program, Geek Points, which is designed to add new customers and build customer loyalty.  Through this program, customers are rewarded for shopping with us.  When the customer signs up for Geek Points, they earn points on all of their purchases.  Rewards for Geek Points participants include special promotions, discounts and access to products available only to those customers enrolled in the program.

     Software

          We primarily market and sell our SFEE software products (software, professional services, maintenance and support and training) directly to our end users through our SFEE field sales organization, on the Internet at www.vasoftware.com and on our various OSTG web sites.  Our direct sales organization includes a telesales operation to augment our direct sales presence.

          We maintain a complete marketing organization as well as customer service and support organizations for SFEE to provide support for installation, software usage, updates and system administration.  Customer service and support are typically provided as part of the SFEE maintenance contract to ensure end user productivity.  We also release periodic bug or security fix updates and version upgrades.

Research and Development

     Online Media

          We believe that the success of OSTG will depend partly on our ability to enhance our web sites and underlying technology to meet the needs of a rapidly-evolving marketplace and increasingly-sophisticated and demanding customers.  We intend to continue to extend and strengthen the infrastructure and architecture underlying our online sites by enhancing existing features, adding additional features and allowing the community to link to external sources.  These include, but are not limited to enhancing certain tools on SourceForge.net to improve the development experience for our registered users and enhancing our existing moderation system on Slashdot.org to provide a better layer of functionality to our comment system.

     E-commerce

          We have implemented a broad array of services and systems for customer service, product searching, order processing and order fulfillment functions, including, among other things:

•	Accepting and validating customer orders;

•	Organizing, placing and managing orders with vendors and fulfillment partners;

•	Receiving product and reserving inventory for specific customer orders; and

•	Managing shipment of products to customers based on various ordering criteria.

          These services and systems use a combination of our own proprietary technologies and commercially-available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business.

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

     Software

          We believe that the success of SFEE will depend partly on our ability to enhance our product to meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers.  Therefore, we have devoted the majority of our research and development budget to the goal of improving SFEE.  We intend to extend and strengthen our software by enhancing existing features, adding additional features and offering higher levels of integration with popular software development tools.  Although we primarily develop SFEE technology internally, we may, based on timing and cost considerations, acquire technologies or products from third parties.

Competition

     Online Media

          The market for Internet media services provided by OSTG is highly competitive.  Advertisers have many alternatives available to reach their target audience, including print (e.g., Ziff Davis Media’s eWeek and International Data Group’s Computerworld), general portal sites (e.g., aol.com, yahoo.com, google.com and msn.com) and other web sites focused on vertical markets (e.g., CNet Networks, Inc.’s cnet.com and techrepublic.com) and general business sites (BusinessWeek.com, Forbes.com and Fortune.com).  Recently, Google, Inc. (“Google”) has begun offering open source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering and other companies and organizations also offer open source code hosting, open source code search, and open source software development-related services..  This competition may impact traffic to our SourceForge.net web site.

          Many of our competitors in our Online Media business have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online services, more established sales forces and channels, greater software and web site development experience and greater name recognition.

     E-commerce

          The market for retail products similar to those offered by ThinkGeek is highly competitive.  We compete with Internet portals and online service providers that feature shopping services, such as Amazon.com and Yahoo! and with other online or mail-order retailers. More recently some online retailers have developed sites which aim at the computer enthusiast and computer gaming markets.  We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, convenience, price, privacy, web site features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment.

          Many of our competitors in our E-commerce business have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online products, more established sales forces and channels, greater software and web site development experience, and greater name recognition.

          To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our services and products.  Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenue.

     Software

          We believe SFEE gives us an opportunity to operate in the collaborative software development market without an entrenched competitor.  However, we face competition from software development tools and processes developed internally by customers, including ad hoc integrations of commercial software development tools and applications as well as open source software.  There are also many entrenched competitors in closely-related markets who compete for customer budget allocations.  Such competition could arise from, among others, Borland Software Corporation, Collabnet, Inc., International Business Machines Corporation, Microsoft Corporation and Serena Software, Inc., as well as numerous other public and privately-held software application development and tools suppliers. Additionally, recent and future business combinations among companies in the software industry will permit the resulting consolidated companies to offer more extensive suites of software products and broader arrays of software solutions, some of which may compete directly with SFEE.  Changes resulting from current and future software industry consolidation may negatively impact our competitive position and operating results.

          Many of these potential competitors are likely to have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products; more established sales forces and channels; greater software development experience; and greater name recognition.

Intellectual Property Rights

          We protect our intellectual property through a combination of copyright, trademark, trade secret laws, employee and third-party nondisclosure agreements, and other methods of protection.

          SFEE is licensed to our end-user customers as proprietary software code and documentation.  We require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and utilize our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including restricting access to our source code and object code and requiring those entities and persons with access to agree to confidentiality terms which restrict their use and disclosure.

          SourceForge, SourceForge.net, Slashdot, ThinkGeek, Freshmeat, OSTG, VA Software, and the VA logo are some of our trademarks and/or registered trademarks that we use in the United States and in other countries.

          Because the media and software industries are characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Seasonality

          In the past several years, a substantial portion of our E-commerce revenue occurred in our second fiscal quarter, which in fiscal year 2007 will begin on November 1, 2006, and end on January 31, 2007.  As is typical in the retail industry, we generally experience lower E-commerce revenue during the other quarters.  Therefore, our E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or our full fiscal year.

          As noted above, our E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. We have also noticed lower traffic on our Media Business web sites during the summer months.  We have not noticed any significant seasonality in our Software revenue.

Employees

          We believe our success will depend in part on our continued ability to attract and retain highly-qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel.  Our employees are not represented by any collective bargaining organization; we have never experienced a work stoppage; and we believe that our relations with our employees are good.  As of July 31, 2006, our employee base totaled 121, including 35 in operations, 32 in sales and marketing, 35 in research and development and 19 in finance and administration.

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

We cannot assure that our online content and services will be attractive to a sufficient number of users to generate revenue consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new content or services will be developed in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers, we will be unable to generate sufficient revenue to grow our online business.

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

We cannot assure that our online marketing programs will enable us to attract and retain advertisers and generate revenue consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new marketing programs will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs that allow us to expand our advertiser base, we will be unable to generate sufficient revenue to grow our online business.

Decreases or delays in advertising spending due to general economic conditions could harm our ability to generate advertising revenue, which would adversely affect our financial results.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns.  Because we derive a large part of our revenue from advertising fees, decreases in or delays of advertising spending could reduce our revenue or negatively impact our ability to grow our revenue. Even if economic conditions continue to improve, marketing budgets and advertising spending may not increase from current levels.

The market in which SourceForge.net participates is becoming more competitive, and if we do not compete effectively, our online business could be harmed.

SouceForge.net hosts more than 130,000 open source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site.  Recently, Google has begun offering open source code hosting and search capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Further, other companies and organizations offer open source code hosting, open source code search, and open source software development-related services.  Our competitors may be able to respond more quickly and effectively than we can to new or changing open source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our online business could be negatively impacted.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation.

The success of our online media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web sites.  We do not currently have a formal disaster recovery plan and our computer and communications systems are located in a single data center in Santa Clara County, California. Although we are considering moving our data center in connection with formulation of a formal disaster recovery plan, given the current location of our single data center and our lack of a formal disaster recovery plan, our systems and operations are vulnerable to damage or interruption from earthquake, fire, power loss, telecommunications failure and similar events.

During and prior to fiscal year 2006, we experienced service interruptions with our online sites, including service outages associated with our SourceForge.net and Slashdot.org sites.  Service interruptions during fiscal year 2006 were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

Risks Related To Our Software Business

Because the market for our SFEE application software is still emerging, we do not know whether existing and potential customers will license SFEE in sufficient quantities for us to sustain profitability.

Our future growth and financial performance will depend on market acceptance of SFEE and our ability to license our software in sufficient quantities and under acceptable terms. The number of customers using SFEE is still relatively small. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of SFEE. Various factors could inhibit the growth of the market for and market acceptance of SFEE. In particular, potential customers may be unwilling to make the significant capital investment needed to license SFEE. Many of our customers have licensed only limited quantities of SFEE, and these or new customers may decide not to deploy our software more broadly. We cannot be certain that a viable market for SFEE will be sustainable. If a viable market for SFEE fails to be sustainable, this would have a significant, adverse effect upon our software business and operating results.

We are devoting the majority of our research and development spending to our SFEE application, so if this software does not achieve market acceptance we may experience operating losses.

Although in fiscal year 2006, which ended on July 31, 2006, approximately 23% of our revenue was derived from our Software business, we devoted 51%, or $3.2 million, of our research and development spending to research and development associated with our SFEE software application.  We expect to continue to allocate a substantial portion of our research and development resources to software for the foreseeable future.  There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting Software to offset our substantial research and development expenditures. A failure to grow software revenue sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

If we fail to attract and retain larger corporate and enterprise-level customers, our revenue will not grow and may decline.

We have focused our sales and marketing efforts upon larger corporate and enterprise-level customers. This strategy may fail to generate sufficient revenue to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing and terms that larger corporate and enterprise accounts often demand. In addition, these larger customers generally have significant financial and personnel resources. As a result, rather than license software, our target customers may develop collaborative software development applications internally, including ad hoc development of applications based on open source code. A failure to successfully obtain revenue from larger corporate or enterprise-level customers will materially and adversely affect our operating results.

If we fail to anticipate or respond adequately to technology developments, industry standards or practices, and customer requirements, or if we experience any significant delays in product development, introduction, or integration, SFEE software  may become obsolete or unmarketable, our ability to compete may be impaired, and our software revenue may not grow or may decline.

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

Our SFEE application software has a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the licensing of SFEE varies and has often exceeded three and occasionally exceeded twelve months. Additionally, our sales cycle is complex because customers consider a number of factors before committing to license our software. Factors that our customers and potential customers have informed us that they consider when evaluating our software include product benefits, cost and time of implementation, and the ability to operate with existing and future computer systems and applications. We have found that customer evaluation, purchasing and budgeting processes vary significantly from company to company. We spend significant time and resources informing prospective customers about our software products, which may not result in completed transactions and associated revenue. Even if SFEE has been chosen by a customer, completion of the transaction is subject to a number of contingencies, which make our quarterly revenue difficult to forecast. These contingencies include but are not limited to the following:

•	Our ability to sell SFEE software licenses may be impacted by changes in the strategic importance of software projects due to our customers’ budgetary constraints or changes in customer personnel;

•

A customer’s internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after we are selected as a vendor, could impact the timing and amount of revenue recognized in a quarterly period; and

•	The number, timing and significance of enhancements to our software products and future introductions of new software by our competitors and us may affect customer-purchasing decisions.

If we do not continue to receive repeat business from existing software customers, our revenue will not grow and may decline.

We generate a significant amount of our SFEE license revenue from existing customers.  Generally, our customers initially purchase a limited number of licenses as they evaluate, implement and adopt SFEE software. Even if customers successfully use SFEE, such customers may not purchase additional licenses to expand the use of our product. Purchases of additional licenses by these customers will depend on their success in deploying our software, their satisfaction with our product and support services and their use of competitive alternatives. A customer’s decision to widely deploy SFEE and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of our software, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

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

Because we focus on selling enterprise solutions, the process of contractual negotiation is critical and may be lengthy. Additionally, several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where we are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value.  While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenue at the time of delivery.

Many enterprise customers negotiate software licenses near the end of each quarter. In part, this is because enterprise customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of Software revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenue. Due to end-of-period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us.

In addition, slowdowns in our quarterly license contracting activities may impact our service offerings and may result in lower revenue from our customer training, professional services and customer support organizations. Our ability to maintain or increase service revenue is highly dependent on our ability to increase the number of license agreements we enter into with customers.

Risks Related To Our Financial Results

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to IT spending;

•	the discretionary nature of our software and online media customers’ purchase and budget cycles;

•	the size and timing of software and online media customer orders;

•	long software and online media sales cycles;

•	our ability to retain skilled engineering and sales personnel;

•	economic conditions relating to online advertising and sponsorship, and E-commerce;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

•	our ability to keep our web sites operational at a reasonable cost.

If our revenue and operating results fall below our expectations, the expectations of securities analysts or the expectations of investors, the trading price of our common stock will likely be materially and adversely affected. You should not rely on the results of our business in any past periods as an indication of our future financial performance.

Future changes in financial accounting standards, including pronouncements and interpretations of accounting pronouncements on software revenue recognition, share-based payments and financial instruments, may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue accounting pronouncements, guidelines and interpretations regarding accounting pronouncements.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  In particular, new accounting pronouncements and varying interpretations of existing pronouncements on software revenue recognition, share-based payments and financial instruments have occurred with frequency, may occur in the future and could impact our revenue and results of operations.  There have also been recent accounting pronouncements on the reporting of changes in accounting policies and the consideration of the effects on prior year misstatements.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operation and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

Although we generated cash from operations during fiscal 2006, which ended July 31, 2006, we have historically experienced cash shortfalls, and unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated income from continuing operations of $1.3 million during the year ended July 31, 2006, we have incurred losses in each fiscal year since our inception and have an accumulated deficit of $741.1 million as of July 31, 2006.  We may incur net losses in the future.  Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

Risks Related To Competition

If we do not effectively compete with new and existing competitors, our revenue will not grow and may decline, which will adversely impact our financial results.

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

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenue, and increase our costs.

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

We make significant investments in new products and services that may fail to become profitable endeavors.

We have made and will continue to make significant investments in research, development and marketing for new products and services. For example, in July 2006, we announced our plans to build a SourceForge.net Marketplace platform, including related support systems and infrastructure.  Investments in new technology are inherently speculative.  Commercial success for new products and services depends on many factors including innovativeness, developer support, and effective marketing.  Significant revenue from new product and service investments may not be achieved for a number of years, if at all.  Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not meet our internal expectations or the expectations of investors and securities analysts.  If our new products and services fail to achieve financial results that meet public expectations, our business could be seriously harmed and our stock price will likely decline.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During our fiscal year ended July 31, 2006, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.32 to $5.83 per share and the closing sale price on July 31, 2006, the last trading day of our fiscal year, was $3.97 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. Our Internet advertising revenue relate directly to the number of advertisements delivered to our users. System interruptions or delays that result in the unavailability of Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of our Internet channels to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. In the past twelve months, some of our sites have experienced a small number of brief service interruptions. We will continue to suffer future interruptions from time to time whether due to natural disasters, telecommunications failures, other system failures, rolling blackouts, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenue and financial condition.

Item 1B. Unresolved Staff Comments

          Not applicable.

Item 2.  Properties

Our principal locations are as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease

United States of America
Fremont, California	100% sublet through lease expiration date	102,544	2010
Fremont, California	Corporate headquarters; OSTG and Software sales and marketing, finance and administration, research and development	36,767	2010
Fairfax, Virginia	ThinkGeek operations	5,139	2009

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

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

          Our common stock is traded on the NASDAQ Global Market under the symbol LNUX.  As of September 29, 2006, there were 809 holders of record of our common stock.  We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future.  The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	High	Low

Fiscal Year Ended July 31, 2006:
Fourth Quarter	$5.55	$3.58
Third Quarter	$5.83	$1.88
Second Quarter	$1.89	$1.36
First Quarter	$1.80	$1.32
Fiscal Year Ended July 31, 2005:
Fourth Quarter	$2.00	$1.34
Third Quarter	$2.08	$1.32
Second Quarter	$2.99	$1.84
First Quarter	$2.13	$1.58

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

          The statement of operations data for the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004 and the balance sheet data as of July 31, 2006 and July 31, 2005 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K.  The statement of operations data for the fiscal years ended July 31, 2003 and July 27, 2002 and the balance sheet data as of July 31, 2004, July 31, 2003 and July 27, 2002 are derived from audited financial statements not appearing in this Form 10-K.  The revenue, cost of revenue and operating expenses data excludes the results of our Online Images business, which was sold in December 2005.  The historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In thousands, except per share data)

	For the years ended

	July 31, 2006	July 31, 2005	July 31, 2004	July 31, 2003	July 27, 2002

Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations	$43,632	$30,603	$27,339	$22,648	$19,147
Cost of revenue from continuing operations	20,671	15,939	15,042	12,442	9,468

Gross margin from continuing operations	22,961	14,664	12,297	10,206	9,679
Income (loss) from continuing operations	1,315	(5,649)	(8,262)	(15,511)	(93,809)
Income from discontinued operations, net of income taxes	9,647	955	622	629	561

Net income (loss)	$10,962	$(4,694)	$(7,640)	$(14,882)	$(93,248)

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.09)	$(0.14)	$(0.26)	$(1.73)

Diluted	$0.02	$(0.09)	$(0.14)	$(0.26)	$(1.73)

Income per share from discontinued operations:
Basic	$0.16	$0.01	$0.01	$0.01	$0.01

Diluted	$0.15	$0.01	$0.01	$0.01	$0.01

Net income (loss) per share:
Basic	$0.18	$(0.08)	$(0.13)	$(0.25)	$(1.72)

Diluted	$0.17	$(0.08)	$(0.13)	$(0.25)	$(1.72)

Shares used in per share calculation:
Basic	62,328	61,454	59,684	54,110	53,064

Diluted	64,704	61,454	59,684	54,110	53,064

Selected Balance Sheet data at year-end:
Cash, cash equivalents and investments	$53,043	$38,420	$44,042	$38,847	$53,046
Working capital	$51,265	$34,369	$25,866	$28,825	$33,486
Total assets	$63,212	$47,381	$53,679	$48,495	$66,968
Liabilities, net of current portion	$5,693	$7,378	$9,192	$11,953	$15,575
Total stockholders’ equity	$49,378	$31,665	$35,770	$27,202	$39,388

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our financial statements and the related notes included elsewhere in this Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in “Item 1A.  Risk Factors” and elsewhere in this Form 10-K.  See Part I — Item 1 — “Special Note Regarding Forward-Looking Statements.”

Overview

          We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  On June 27, 2001, we announced our decision to exit our Linux-based hardware business.  Today, we do business under the name VA Software Corporation and we own and operate OSTG, Inc. (“OSTG”), a network of Internet web sites offering advertising and retail products and also develop, market and support a software application known as SourceForge Enterprise Edition (“SFEE”).

          We currently view our business in three operating segments:  Online Media; E-commerce; and Software.  Our Online Media segment operates through OSTG, represents a network of Internet web sites, including SourceForge.net and Slashdot.org, serving the IT professional and software development communities. Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. (“ThinkGeek”), a wholly-owned subsidiary of OSTG.  Our Software segment focuses on our SFEE software products and services.

          In December 2005, we completed the sale of our Online Images business to Jupitermedia Corporation and we no longer have operations in that segment.

          Our goals for fiscal 2006 were to continue to broaden our advertising base for OSTG while increasing traffic and to add new Software customers, all with a focus towards driving the Company towards profitability.

          Within the Online Media segment, we reached record levels of unique visitors and advertisers.  OSTG reaches over 30 million unique visitors a month (Source:  Google Analytics and Omniture, September 2006).  We also extended our reach to advertisers by providing new programs such as our Slashdot Vendor Integration, SourceForge.net Powerbar, category sponsorships and rich download programs, allowing the advertiser to reach our visitors.

          Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 34% from the prior year.

          Within the Software segment, we continued to increase the number of customers to whom we have sold our SFEE products, totaling 164 at July 31, 2006.

          Net revenue increased in fiscal 2006 as compared to fiscal 2005 due to revenue increases in all three business segments.  Within the Online Media segment, revenue increased due to our focus on developing campaigns for targeted customers as well as increased revenue from greater levels of contextually-relevant advertising.  E-commerce revenue increased due to an increase in orders from our customer base in this segment.  Software revenue increased due to increased sales to existing customers as well as an increase in the number of customers to whom we have licensed SFEE.

          Net revenue increased in fiscal 2005 as compared to fiscal 2004 primarily due to increased revenue from our Software and E-commerce businesses, offset by a decrease in our Online Media business and other revenue derived from our previous hardware business.  Software revenue increased due to an increase in the number of customers to whom we have licensed SFEE.  E-commerce revenue increased due to an increase in our customer base related to this segment.

          Our sales continue to be primarily attributable to customers located in the United States of America.

          Our net income (loss) from continuing operations was $1.3 million, ($5.6) million and ($8.3) million during fiscal years 2006, 2005 and 2004, respectively, or basic and diluted income (loss) of $0.02, ($0.09) and ($0.14), respectively, per share.

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

     Revenue Recognition

          Online Media Revenue

          Online Media revenue is derived from the sale of advertising space on our various web sites.  We recognize Online Media revenue over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  Our obligations typically include guarantees of a minimum number of “impressions” (times that an advertisement is viewed by users of our online services).  To the extent that minimum guaranteed impressions are not met in the specified time frame, we do not recognize the corresponding revenue until the guaranteed impressions are achieved.  Since fiscal 2004, we have not had any significant barter transactions.  Prior to the fiscal year ended July 31, 2004, we recorded barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force (“EITF”) Issue 99-17, “Accounting for Advertising Barter Transactions.”  We broadcast banner advertising in exchange for similar banner advertising on third-party web sites. Our barter arrangements are documented with our standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions include, but are not limited to, the web sites for each company that will display the impressions, the time frame that the impressions will be displayed, and the number, type and size of impressions to be delivered.

          E-commerce Revenue

          E-commerce revenue is derived from the online sale of consumer goods.  We recognize E-commerce revenue from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  In general, we recognize E-commerce revenue upon the shipment of goods. We grant customers a right to return E-commerce products.  Such returns are recorded as incurred and have been immaterial for the periods presented.

          Software Revenue

          Software revenue consists principally of fees for licenses of our SFEE software products, maintenance, consulting and training.  We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables.”  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of the vendor-specific fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

          Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

          Persuasive evidence of an arrangement exists.    We determine that persuasive evidence of an arrangement exists with respect to a customer when we have a written contract, which is signed by both us and the customer, or a purchase order from the customer when the customer has previously executed a standard license arrangement with us. We do not offer product return rights for our Software products.

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

          Collectibility is probable.    We determine whether collectibility is probable on a case-by-case basis. When assessing probability of collection, we consider the number of years in business, history of collection, and product acceptance for each customer. We typically sell to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, in which we evaluate the customer’s financial position and ultimately such customer’s ability to pay. If we determine from the outset that collectibility is not probable based upon our review process, revenue is recognized as payments are received.

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

          Services revenue consists of professional services, hosting and maintenance fees. In general, our professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of our software products. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration for customer use. Customers purchase our professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. We recognize revenue from professional services as services are performed.   Our customers’ software may be hosted at a third-party hosting location, upon request by our customers.  Hosting fees are recognized as the hosting services are performed.

          Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenue from advanced payments for maintenance agreements is recognized ratably over the term of the agreement, which is typically one year.

     We expense all manufacturing, packaging and distribution costs associated with software license sales as cost of license revenue.

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

          Restructuring Costs and Other Special Charges

          As discussed in Note 3 of the notes to the consolidated financial statements, we have recorded significant restructuring charges in connection with exiting our hardware systems, managed services, and professional services and Linux software engineering services businesses during the fiscal years ended 2002 and 2001.  A significant portion of these charges related to excess facilities, which were subject to non-cancelable leases or other costs relating to the abandonment or disposal of property and equipment.  During the third quarter of fiscal 2004 the Company relocated its Fremont, California headquarters to a smaller building in the same complex.  In addition, during the third quarter of fiscal 2004, the Company reached an agreement in principal to sublet unoccupied portions of properties that it leases in Fremont, California and Sunnyvale, California.  As a result of the change in circumstances, original accruals were reevaluated and adjusted accordingly.  In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities.  All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force “EITF” 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”.  Restructuring charges recorded in fiscal 2004 and 2005 were considered adjustments to the original restructuring plans, therefore, Statements of Financial Accounting Standards “SFAS” No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was not applicable.  The remaining accrual from non-cancelable lease payments is based on current circumstances.  These accruals are subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals quarterly.

          Income Taxes

          We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in deferred tax assets or liabilities.  We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance.  While we have considered future taxable income in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would be made, increasing income in the period in which such determination was made.

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

          The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations.  This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

	For the Year Ended July 31,

	2006	2005	2004

Consolidated Statements of Operations Data:
Online Media revenue	30.3%	26.6%	35.5%
E-commerce revenue	46.8	48.7	46.0
Software revenue	22.9	24.7	18.3
Other revenue	—	—	0.2

Net revenue	100.0%	100.0%	100.0%

Online Media cost of revenue	8.6	10.8	10.9
E-commerce cost of revenue	35.8	37.9	37.4
Software cost of revenue	3.1	3.4	6.8

Cost of revenue	47.5	52.1	55.1

Gross margin	52.5	47.9	44.9

Operating expenses:
Sales and marketing	22.8	32.1	36.2
Research and development	14.2	18.8	23.2
General and administrative	16.3	18.6	16.2
Impairment of Long Lived Assets	—	0.3	—
Restructuring costs and other special charges	—	(0.3)	11.7
Amortization of deferred stock compensation	—	—	0.1

Total operating expenses	53.3	69.5	87.4

Loss from operations	(0.8)	(21.6)	(42.5)
Interest and other income, net	3.8	3.1	12.3

Income (loss) from continuing operations	3.0%	(18.5)%	(30.2)%

Net Revenue

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Software revenue	$9,974	$7,555	$4,995	32%	51%
Online Media revenue	13,242	8,130	9,728	63%	(16)%
E-commerce revenue	20,416	14,918	12,567	37%	19%
Other revenue	—	—	49	NM	(100)%

Net revenue	$43,632	$30,603	$27,339	43%	12%

          Net revenue increased during fiscal 2006 as compared to fiscal 2005 due primarily to increased revenue from our Online Media, E-commerce and Software businesses.

          Net revenue increased during fiscal 2005 as compared to fiscal 2004 due primarily to increased revenue from our E-commerce and Software businesses, offset by a decrease in our Online Media revenue and other revenue derived from our previous hardware business.

          Sales for the fiscal years ended 2006, 2005, and 2004 were primarily to customers located in the United States of America.

          For the fiscal years ended July 31, 2006, 2005, and 2004, respectively no one customer represented 10% or greater of net revenue.  Going forward, we do not anticipate that any one customer will represent more than 10% of net revenue.

Online Media Revenue

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Online Media revenue	$13,242	$8,130	$9,728	63%	(16)%
Percentage of total net revenue	30%	27%	36%

          Online Media revenue is primarily derived from cash sales of advertising space on our various web sites, as well as royalty related arrangements and contextually-relevant advertising associated with advertising on these web sites.  During fiscal 2004, Online Media revenue also included $1.4 million of barter revenue.  There was no barter revenue in fiscal 2006 or 2005.

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Cash advertising	$9,193	$5,805	$6,744	58%	(14)%
Barter advertising	—	—	1,427	0%	(100)%
Sponsorships	739	390	715	89%	(45)%
Donations	17	32	412	(47)%	(92)%
Other revenue	3,293	1,903	430	73%	343%

Online Media revenue	$13,242	$8,130	$9,728	63%	(16)%

          Cash advertising revenue is derived from advertisements or services delivered to advertisers.  Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data, generally a lead. We measure our advertising revenue using the number of impressions displayed and the average CPM rate (i.e., the average rate at which we receive revenue per 1,000 banner advertisements (impressions) we display to users of our online services) charged for the impressions delivered.

          Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness.  Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract.  The increase in sponsorship revenue in fiscal 2006 as compared to fiscal 2005 is due to new customers participating in our sponsorship and powerbar offerings.  Sponsorship revenue in fiscal 2005 and 2004 relates to certain contracts with one customer, International Business Machines Corp. (“IBM”).  The decrease in sponsorship revenue in fiscal 2005 as compared to fiscal 2004 was due to the expiration of one of those IBM contracts in the fourth quarter of fiscal 2004.

          Other revenue consists primarily of paid search, contextually-relevant advertising and referral fees.

          Barter advertising revenue was derived from banner advertising delivered in exchange for similar banner advertising on third-party web sites.  Since July 31, 2004, we have not had any significant barter transactions.  Prior to our fiscal year ended July 31, 2004, we recorded barter revenue transactions at their estimated fair value based on our historical experience of selling similar advertising for cash.

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

	2006	2005	2004

Cash advertising (in thousands)	$9,193	$5,805	$6,744	58%	(14)%
Impressions delivered	473,920	538,151	1,162,028	(12)%	(54)%
Average CPM rate	$19.40	$10.79	$5.80	80%	86%

          The increase in cash advertising revenue during fiscal 2006 as compared to fiscal 2005 was due to an increase in the average CPM rate, offset by the lower number of impressions delivered.  The increase in the average CPM rate was the result of targeted customer programs allowing for higher CPM rates to several large customers, while the decrease in the number of impressions delivered was primarily due to an increased focus on selling higher CPM campaigns and reduced sales to an individually-significant customer who received a volume discount.

          The decrease in cash advertising revenue during fiscal 2005 as compared to fiscal 2004 was due to a significant decrease in the number of impressions delivered, offset by a substantial increase in the average contract CPM rate.  The decrease in the number of impressions delivered was primarily due to the decline in online advertising associated with an individually significant customer who had received a volume discount.  The increase in average CPM rates was the result of the decline in advertising associated with this individually significant customer, which drove the average CPM rate for fiscal 2004 down.  In fiscal 2005, this customer represented only 4% of total cash advertising revenue.  However, in fiscal 2004, this same customer represented 29% of cash advertising revenue.

          We believe that our prominent position in serving the growing open source software and Linux markets, along with our favorable online visitor demographics, make us an attractive advertising vehicle for advertising customers.

E-commerce Revenue

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

	2006	2005	2004

E-commerce revenue (in thousands)	$20,416	$14,918	$12,567	37%	19%
Percentage of total net revenue	47%	49%	46%
Number of Orders (per year)	316,060	235,375	201,542	34%	17%
Average order size (in dollars)	$64.60	$63.38	$62.35	2%	2%

          E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

          The growth in E-Commerce revenue in fiscal 2006 and 2005 was primarily due to increased consumer awareness of our web site as a result of a broader product offering which attracted a larger customer base, as well as web site enhancements and affiliate programs that drove more traffic to our web site.  As a result of our efforts we experienced a 34% and 17% increase in the number of orders placed during fiscal 2006 and 2005, respectively.  The average order size has not changed significantly from fiscal 2005 to fiscal 2006.

          We expect E-commerce revenue to continue to grow as our E-commerce customer base grows.

Software Revenue

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Software revenue	$9,974	$7,555	$4,995	32%	51%
Percentage of total net revenue	23%	25%	18%
Aggregate # of customers sold to	164	130	97	26%	34%
Avg. contract value	$129	$106	$75	22%	41%

          Software revenue consists principally of fees for licenses of our SFEE software products, maintenance, hosting, consulting and training.

          The growth during fiscal 2006 was primarily related to increased licensing revenue of $0.8 million, maintenance revenue of $0.8 million, hosting related revenue of $0.4 million and professional services of $0.4 million. We increased the number of customers to whom we have licensed SFEE to 164 and increased our average value of contracts sold during fiscal 2006 to $129,000.  This is compared to 130 customers to whom we had licensed SFEE with an average value of contracts sold during fiscal 2005 of $106,000.

          The growth in Software revenue during fiscal 2005 was primarily related to the SFEE licensing and maintenance components of revenue. We increased the number of customers to whom we have licensed SFEE to 130 and increased our average value of contracts sold during fiscal 2005 to $106,000.  This is compared to 97 customers to whom we had licensed SFEE with an average value of contracts sold during fiscal 2004 of $75,000.

          We expect Software revenue to continue to increase as we add new customers and we grow our returning customer base.

Other Revenue

	For the Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Other revenue	$—	$—	$49	0%	(100)%
Percentage of total net revenue	0.0%	0.0%	0.2%

          Other revenue was derived from our former hardware and related customer support and professional services businesses.  The decrease in other revenue in fiscal 2005 is the direct result of exiting these former businesses.  We do not expect any such other revenue in the future.

Cost of Revenue/Gross Margin

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Cost of revenue	$20,671	$15,939	$15,042	30%	6%
Gross margin	22,961	14,664	12,297	57%	19%
Gross margin %	53%	48%	45%

          Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites and with providing software professional services, cost of equipment used for delivering our media content and product costs associated with our E-commerce business.

          Gross margins increased in all business segments in fiscal 2006 as compared to fiscal 2005.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Online Media cost of revenue	$3,732	$3,320	$2,969	12%	12%
Online Media gross margin	9,510	4,810	6,759	98%	(29)%
Online Media gross margin%	72%	59%	69%

          Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of our sites and personnel and related overhead, equipment and bandwidth associated with delivering our media content.

          The increase in Online Media gross margin percentages for fiscal 2006 as compared to fiscal 2005 was primarily due to the 63% increase in Online Media revenue, partially offset by slightly higher cost of revenue of $0.4 million.  The increase in cost of revenue was primarily due to an increase in the cost of our outsourcing our advertising serving system of $0.2 million and an increase in personnel overhead costs related to editorial content of $0.2 million.

          The decrease in Online Media gross margin percentages for fiscal 2005 as compared to fiscal 2004 was primarily driven by the increase in Online Media cost of revenue on lower overall revenue volumes, primarily due to our elimination of our revenue generating barter programs.  The increase in cost of revenue was primarily due to an increase in personnel costs related to editorial content contractors of $0.2 million and an increase in corporate overhead facilities costs of $0.2 million as a result of consolidating operations, offset by bandwidth costs associated with delivering advertising of $0.1 million and a decrease in depreciation expense.

          We expect Online Media cost of revenue to increase in absolute dollars to support increased Online Media revenue and we expect Online Media gross margins to increase slightly as revenue grows.

E-commerce Cost of Revenue/Gross Margin

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

E-commerce cost of revenue	$15,605	$11,591	$10,225	35%	13%
E-commerce gross margin	4,811	3,327	2,342	45%	42%
E-commerce gross margin%	24%	22%	19%

          E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and personnel and related overhead associated with the operations and merchandising functions.

          E-commerce gross margin percentages increased for fiscal 2006 as compared to fiscal 2005.  E-commerce cost of revenue in fiscal 2006 increased as compared to fiscal 2005 consistent with increased E-commerce revenue levels; however, merchandising expenses increased at a lower rate than the increase in revenue, resulting in a slight improvement in gross margin percentage.  The increase in E-commerce cost of revenue in absolute dollars in fiscal 2006 as compared to fiscal 2005 was primarily due to increased product costs of $2.5 million, fulfillment costs of $0.6 million, shipping costs of $0.5 million, affiliate commission of $0.2 million and merchandising costs of $0.2 million.  The increase in product costs was the result of increased E-commerce revenue levels.  The increase in fulfillment costs was due to increased third party fulfillment costs resulting from an increased number of orders, increased levels of inventory managed during fiscal 2006 and increased rates charged by the fulfillment house.  The increase in shipping costs was partially related to increased revenue levels and fuel surcharges, partially offset by lower shipping rates. The increase in affiliate commission is due to increased revenue levels.  The increase in merchandising costs was due to increased personnel and related overhead costs to increase the range of our product offering.

          E-commerce gross margin percentages increased for fiscal 2005 as compared to fiscal 2004 as a result of higher product margins due to product mix, offset by a slight deterioration in shipping and fulfillment margins.  The increase in E-commerce cost of revenue in absolute dollars in fiscal 2005 as compared to fiscal 2004 was primarily due to increased product costs of $0.6 million, shipping costs of $0.6 million and fulfillment costs of $0.2 million.  The increase in product costs was the result of increased E-commerce revenue levels.  The increase in shipping costs was partially related to increased revenue levels and partially due to rate increases and fuel surcharges by both UPS and DHL. The increase in fulfillment costs was partially related to increased revenue levels and partially due to the transition associated with changing our third-party fulfillment partner in the later part of the fourth quarter of fiscal year 2004.

          We expect E-commerce cost of revenue in absolute dollars to increase proportionately with E-commerce revenue.  In addition, we expect E-commerce overall gross margins to continue to improve slightly as volume grows.

Software Cost of Revenue/Gross Margin

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Software cost of revenue	$1,334	$1,028	$1,860	30%	(45)%
Software gross margin	8,640	6,527	3,135	32%	108%
Software gross margin %	87%	86%	63%

          Software cost of revenue consists of personnel and related overhead costs and outside service provider costs associated with delivering software, customer hosting, support and professional services.

          Software gross margin percentage for fiscal 2006 increased 1% as compared to fiscal 2005.  The increase in gross margin was primarily the result of increased revenue of $2.4 million, offset by increased cost of revenue of $0.3 million.  The increase in cost of revenue is primarily related to increased costs of providing services to customers and costs associated with hosting customer installations.

          The increase in our Software gross margin percentages for fiscal 2005 as compared to fiscal 2004 was primarily the result of lower outside contractor costs, decreased personnel costs due to a decrease in headcount and leveraging our fixed personnel costs while increasing revenue levels.  The increased margin associated with lower outside contractor costs accounted for $0.3 million.  The increased margin associated with decreased personnel accounted for $0.2 million, and the increased margin associated with leveraging our fixed personnel costs accounted for $0.3 million.

          We expect Software cost of revenue to increase as we increase our support and professional services organization to support our expanding customer base.  We also expect our Software gross margin to fluctuate depending on the license, support and services components of Software revenue.

Operating Expenses

Sales and Marketing Expenses

          Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Sales and Marketing	$9,968	$9,828	$9,910	1%	(1)%
Percentage of total net revenue	23%	32%	36%
Headcount	32	35	30

          The slight increase in absolute dollars spent on sales and marketing in fiscal 2006 as compared to 2005 was primarily related to an increase in commission of $0.7 million and an increase in credit card fees associated with our E-commerce business of $0.2 million, partially offset by lower payroll and severance costs of $0.4 million and lower consulting expenses of $0.1 million, lower recruiting fees of $0.1 million and lower discretionary marketing expenses of $0.1 million.  The increase in commission expense was a direct result of increased revenue across the Software and Online Media businesses.  The increase in credit card fees was directly related to the year-over-year increase in our E-commerce business.  The lower expenses for payroll and severance were a result of lower headcount in fiscal 2006 as compared with fiscal 2005 and no severance expense having been recorded in fiscal 2005.  Lower consulting expenses was a result of our discontinued use of a sales consultant for our Software segment, lower recruiting fees were due to fewer new hires and lower discretionary marketing expenses were primarily due to lower levels of research and online advertising in our Online Media segment.  The decrease in sales and marketing expenses as a percentage of net revenue was primarily due to increased revenue levels.

          The slight decrease in absolute dollars spent on sales and marketing in fiscal 2005 as compared to fiscal 2004 was primarily related to a decrease in our Online Media marketing expense of $1.4 million related to barter, offset by increases in employee expenses of $0.8 million, commission expenses of $0.3 million, credit card fees of $0.1 million and marketing expense of $0.2 million.  The decline in our barter marketing expense was due to the elimination of our revenue generating barter related programs in the first quarter of fiscal 2005.  The $0.8 million increase in employee expense was primarily related to an increase in headcount.  The $0.3 million in commission expense was a direct result of increased revenue related to our Software segment.  The increase in credit card fees was related to our E-commerce segment and was the result of increased sales volumes.  The increase in marketing expense was related to public relations for our Online Media segment.  The decrease as a percentage of net revenue was due to increased revenue levels.

          We believe that our sales and marketing expenses in absolute dollars will increase in the future as we intend to grow our sales force.  However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

          Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media and Software segments.  We expense all of our research and development costs as they are incurred.

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Online Media R&D	$2,767	$1,799	$1,541	54%	17%
E-commerce R&D	247	234	178	6%	31%
Software R&D	3,183	3,726	4,635	(15)%	(20)%

Total Research & Development	$6,197	$5,759	$6,354	8%	(9)%

Percentage of total net revenue	14%	19%	23%
Headcount	35	32	32

          The increase in research and development expenses in absolute dollars in fiscal 2006 compared to fiscal 2005 was primarily due to increases in Online Media research and development expenses, offset in part by decreases in Software expenses.  The increase in Online Media expenses is primarily related to increased personnel and related overhead expenses and increased contractor expenses related to enhancements of the performance of our SourceForge.net web site.  Personnel and related overhead expenses, including allocated facility expenses, increased approximately $0.7 million as a result of five additional employees and contractor expenses increased $0.1 million.  The decrease in Software expenses is related to a decrease in employee-related expenses of $0.3 million due to a decline in headcount and lower consulting expenses of $0.2 million resulting primarily from the lower use of a contractor.  The decrease as a percentage of net revenue was primarily due to our spending levels increasing at a lower rate than our revenue growth.  We expect research and development expenses to increase in absolute dollars, but not change significantly as a percentage of revenue in the future.

          The decrease in absolute dollars in fiscal 2005 as compared to fiscal 2004 was primarily due to a decrease in allocated facility expenses of $0.6 million. The decrease in allocated facility expenses was primarily related to rent and depreciation.  Rent expense decreased in fiscal 2005 as compared to fiscal 2004 as a result of our moving into a smaller facility late in the third quarter of fiscal 2004.  Depreciation expense decreased in fiscal 2005, due to our moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in fiscal 2004.  The decrease as a percentage of net revenue was primarily due to our decreased spending levels as described above as well as increased revenue levels.

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

General and Administrative Expenses

          General and administrative expenses consist of personnel and related expenses for finance and administrative personnel, bad debt and professional fees for accounting and legal services.

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

General & Administrative	$7,115	$5,686	$4,421	25%	29%
Percentage of total net revenue	16%	19%	16%
Headcount	19	18	19

          The increase in general and administrative expenses in absolute dollars in fiscal 2006 as compared to fiscal 2005 was primarily related to stock-based compensation expense of $0.5 million, increased bonus expense of $0.5 million, increased personnel and related overhead expenses of $0.3 million, Board of Director expenses of $0.2 million, contractor expenses of $0.1 million, recruiting fees of $0.1 million and higher bad debt expenses of $0.2 million, resulting from increased revenue levels, partially offset by decreased accounting fees of $0.4 million, relating from lower fees associated with our second year of compliance with the Sarbanes-Oxley Act of 2002 and lower legal fees of $0.2 million.  The decrease in general and administrative expense as a percentage of net revenue was primarily due to the increase in revenue.  We expect general and administrative expenses to increase from fiscal 2006 levels in absolute dollars and decrease as a percentage of revenue in the future.

          The increase in general and administrative expenses in fiscal 2005 as compared to fiscal 2004 was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million, $0.9 million of which was associated with the IPO Securities Litigation that was ultimately paid by one of our insurers and $0.3 million of which related to a lawsuit that was favorably resolved.  Excluding these reversals, general and administrative expenses increased slightly in fiscal 2005 as compared to fiscal 2004.  The increase, excluding reversals of legal expenses, was primarily related to increased accounting fees, offset by decreased employee expenses, recruiting expenses and allocated facility expenses.  The increase in accounting fees of $0.9 million was due to additional costs associated with complying with the Sarbanes-Oxley Act of 2002.  The decrease in employee expenses of $0.3 million was associated with lower bonuses earned in fiscal 2005 as compared with those earned in fiscal 2004.  The decrease in recruiting expenses of $0.2 million was associated with the placement fee for one of the company’s executives in the second and third quarters of 2004.  The decrease in allocated facility expenses of $0.5 million was primarily related to rent and depreciation.  Rent expense has decreased for fiscal 2005 as compared to fiscal 2004 as a result of moving into a smaller facility late in the third quarter of fiscal 2004.  Depreciation expense has decreased as well due to moving into the smaller facility and writing off the remaining assets associated with the larger facility occupied in fiscal 2004.  The increase as a percentage of net revenue was primarily due to our increased expense levels as described above.

Restructuring Costs and Other Special Charges

          In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  We exited these activities to pursue our current Online Media, E-commerce and Software businesses and reduce our operating losses to improve cash flow.  We recorded restructuring charges of $168.5 million related to exiting these activities, including charges related to excess facilities from non-cancelable leases.  During the third quarter of fiscal 2004, we relocated our Fremont, California headquarters to a smaller building in the same complex.  As a result of the change in circumstances, original accruals were reevaluated and we accordingly recorded a restructuring charge of $2.9 million.  Included in the $2.9 million dollar restructuring charge was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases.  In addition, during the third quarter of fiscal 2004, we reached agreements in principle to sublet unoccupied portions of properties that we leased in Sunnyvale, California and lease in Fremont, California, which were finalized in the fourth quarter of fiscal 2004.  As a result of the change in circumstances due to the agreement in principle, original accruals were reevaluated and we accordingly recorded a restructuring charge of $0.3 million in the third quarter of fiscal 2004.  The $3.2 million total charge to restructuring expenses in fiscal 2004 was recorded in the consolidated statement of operations for that period.  In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities.  The remaining accrual from non-cancelable lease payments, which continue through 2010, is based on current circumstances.  These accruals are subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals quarterly.   As of July 31, 2006, we had an accrual of approximately $6.1 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

Below is a summary of the changes to the restructuring liability (in thousands):

Changes in the total accrued restructuring liability	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

For the year ended:
July 31, 2004	$14,889	$713	$(4,319)	$11,283
July 31, 2005	$11,283	$(101)	$(3,327)	$7,855
July 31, 2006	$7,855	$—	$(1,748)	$6,107

Components of the total accrued restructuring liability	Short Term	Long Term	Total Liability

As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of July 31, 2006	$1,592	$4,515	$6,107

Amortization of Deferred Stock Compensation

          In connection with the grant of stock options to employees during fiscal 1999 and prior to our initial public offering in fiscal 2000, we recorded deferred stock compensation within stockholders’ equity that was amortized on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28 over the vesting period for the individual award.  The amortization expense relates to options awarded to employees in all operating expense categories, however, the amortization of deferred stock compensation has not been separately allocated to these categories.  We expensed deferred stock compensation of $20,000 for fiscal 2004.  Deferred stock compensation was fully amortized as of July 31, 2004.  As such, there was no deferred stock compensation expense during fiscal 2006 and 2005.

Share-Based Compensation Expense

          In December 2004, the FASB issued SFAS 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.  We have adopted the provisions of SFAS 123R effective August 1, 2005 (the beginning of our fiscal 2006).  Prior to August 1, 2005, we accounted for stock option using SFAS 123.  During fiscal 2006, we recognized $0.7 million in compensation expense related to options granted to employees and directors. At July 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $5.3 million which is expected to vest over a weighted-average term of 3.7 years.

          On June 8, 2005, our Compensation Committee of the Board of Directors approved the vesting acceleration of certain unvested, out-of-the-money stock options outstanding under our employee stock option plans, effective June 7, 2005. Vesting was accelerated for stock options that had exercise prices greater than $1.67 per share, which was the closing price of our common stock on June 7, 2005. This action was taken to reduce the impact of future compensation expense that we would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123R, which was applicable to us beginning in the first fiscal quarter of 2006. As a result of the acceleration, we estimate a reduction in future compensation expense by approximately $8.1 million over fiscal years 2006, 2007 and 2008.

Intangible Assets

          Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization of $4,000, $12,000 and $12,000 was recorded in fiscal 2006, 2005 and 2004, respectively. The intangible asset carrying value at July 31, 2006 was $4,000 and related to domain and trade names associated with our current Software and OSTG businesses.  This balance has been included in “Other Assets” in the Consolidated Balance Sheets.  We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  No events or circumstances occurred during fiscal 2006 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2006.

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

          Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement (the “Registration Statement”) on Form S-3 in order to register the common stock and Warrants issued in the Private Placement.  The SEC declared the Registration Statement effective on April 30, 2004.  Before the effective date of the Registration Statement, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants did not have the same rights as the other shares which were included in the Equity section of the Consolidated Balance sheet. Therefore, the shares of our common stock sold in the Private Placement and the shares of our common stock underlying the Warrants were classified as liabilities on the Consolidated Balance sheet. Liabilities must be reported at fair value as of the balance sheet date.  Initially the Warrants were valued as of November 6, 2003, and were revalued on January 31, 2004 using the Black-Scholes valuation model and then, on April 30, 2004, the effective date of the Registration Statement, revalued again using the same Black-Scholes valuation model.  As a result of these remeasurements, a non-cash credit adjustment of $1.9 million was recorded to properly value the liability.   This credit adjustment was offset by a $0.3 million non-cash expense which was recorded as a result of not having the common stock shares associated with the Private Placement registered.  Both adjustments have been recorded in “Remeasurement of warrant liability” in the Consolidated Statement of Operations.  As a result of the Registration Statement becoming effective on April 30, 2004, the remaining liability for the Warrants of $0.6 million was reclassified to equity as of that date.   The Company is required to maintain the effectiveness of the Registration Statement on a commercially reasonable basis.

Related Party Transactions

          As of July 31, 2006, we hold an investment of approximately 14% in VA Linux Systems Japan, K.K. (“VA Linux Japan”).  We continually evaluate whether events or circumstances have occurred that indicate the remaining value of the investment may be impaired.  In fiscal 2006, no impairment was recorded on this investment.  Based on the valuation performed at July 31, 2005, a small impairment was recorded for $0.1 million during the fourth quarter of fiscal 2005.  There is no quoted market price for this investment; accordingly, fair value was estimated by management based on the estimated fair value of the underlying net assets.  This investment is reported under our Software segment.  The impairment has been included in “Impairment of long-lived assets” in the Consolidated Statements of Operations and Other Comprehensive Income/(Loss)”.  As of July 31, 2006, we had an investment balance of $0.4 million.  This balance has been included in “Other Assets” in the Consolidated Balance Sheets. VA Linux Japan acts as a reseller of our SFEE application to customers in Japan and, pursuant to a license agreement with us, resyndicates certain OSTG web sites for the Japanese market.  There were $33,000 and $59,000 of related-party receivables and $129,000 and $47,000 of related-party deferred revenue associated with VA Linux Japan as of July 31, 2006 and July 31, 2005, respectively that are included in trade receivables and deferred revenue in the accompanying Consolidated Balance Sheets.  There were no related-party receivables and deferred revenue associated with VA Linux Japan as of July 31, 2004 that are included in trade receivables and deferred revenue in the accompanying Consolidated Balance Sheets.  There were $0.6 million, $0.5 million and $0.2 million of related-party revenue associated with VA Linux Japan for the years ended July 31, 2006, July 31, 2005 and July 31, 2004, respectively.

Interest and Other Income, Net

	Year Ended July 31,			% Change Fiscal 2006 to 2005	% Change Fiscal 2005 to 2004

($ in thousands)	2006	2005	2004

Interest Income	$1,784	$914	$911	95%	0%
Interest Expense	$(10)	$(39)	$(5)	(74)%	680%
Other Income (Expense)	$(136)	$83	$895	(264)%	(91)%

          Interest income increased in fiscal 2006 as compared to fiscal 2005 as a result of increased cash balances, primarily related to the proceeds from the sale of our Online Images business in December 2005 and to a lesser extent from the proceeds from the exercise of stock options, as well as increased yields on our investments due to rising interest rates.

          Interest income remained consistent for fiscal 2005 as compared to fiscal 2004 on lower cash levels due to increased returns on our investments.

          We expect interest income to fluctuate as interest rates and cash balances fluctuate.  For additional information, please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk”.

          The decrease in interest expense in fiscal 2006 as compared to fiscal 2005 was the result of the expiry of a capital lease in October 2005.  The increase in interest expense in fiscal 2005 as compared to fiscal 2004 was due to the equipment capital lease that we entered into in the second quarter of fiscal 2005.

          Other income, net decreased in fiscal 2006 as compared to fiscal 2005, primarily due to the loss recorded on the liquidation of three of our European subsidiaries during fiscal 2006.

          Other income, net decreased in fiscal 2005 as compared to fiscal 2004 primarily due to proceeds received from a legal settlement in the first quarter of fiscal 2004 of $1.0 million.

Income Taxes

          As of July 31, 2006, we had $262.1 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates through fiscal year 2026.  Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in our ownership which occurred between 1996 and 1999, and a change in ownership resulting from our June 2000 acquisition of Andover.net. We also have California net operating loss carryforwards of approximately $80.4 million to offset future California taxable income, which expire at various dates through fiscal year 2016. We have not recognized any benefit from these net operating loss carry-forwards because a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through fiscal 2025 and fiscal 2015, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Year Ended July 31,

($ in thousands)	2006	2005	2004

Net cash provided by (used in):
Continuing operations
Operating activities	$251	$(7,209)	$(12,026)
Investing activities	(2,709)	(2,805)	(2,322)
Financing activities	5,688	552	17,840
Effect of exchange rate changes on cash and cash equivalents	(16)	(69)	55
Discontinued operations	9,041	1,065	1,114

Net increase (decrease) in cash and cash equivalents	$12,255	$(8,466)	$4,661

          Our principal sources of cash as of July 31, 2006 were our existing cash, cash equivalents, short-term and long-term investments of $53.0 million, which excludes restricted cash of $1.0 million (refer to financing activities below for discussion on restricted cash). Cash and cash equivalents increased by $12.3 million, and additional purchases, net of sales, of short-term and long-term investments of $2.3 million at July 31, 2006. This overall increase is primarily due to cash proceeds from the sale of our Online Images business segment of $8 million and cash proceeds from the issuance of common stock upon the exercise of stock options of $5.7 million.

          Our net use of cash during the year ended July 31, 2005 was primarily due to cash used in operations and payments related to idle facilities and capital expenditures.

          Our net change in cash and cash equivalents was positive during the year ended July 31, 2004 as the result of raising $14.5 million in net proceeds as a result of a private placement issuance of shares of our common stock.  Excluding that financing activity, net cash would have declined by $9.8 million.

          The cash flow discussion below describes the cash used or provided during one fiscal year as compared to the cash used or provided in the same period for the previous fiscal year.  As such, the year to year fluctuations discussed can be calculated from the Consolidated Statements of Cash Flows.

          Discontinued Operations

          Cash flow from discontinued operations has been reported separately for operating, investing and financing activities in the Consolidated Statements of Cash Flows.

          The absence of cash flows from discontinued operations in our on-going operations is not expected to materially impact our future cash flow or liquidity due to the relatively modest amounts historically contributed by the discontinued operations.

          Operating Activities

          The increased cash flow from continuing operating activities in fiscal 2006, as compared to fiscal 2005, was primarily due to our net income in fiscal 2006 as compared to a net loss in fiscal 2005, net of non-cash expense, of $7.6 million, accrued restructuring liabilities of $1.6 million, deferred revenue, net of the deferred revenue related to the discontinued operations of our Online Images segment, of $1.0 million and other assets of $0.3 million.  The increased cash flow from net income, net of non-cash charges, other was primarily related to our net income from continuing operations of $1.3 million in fiscal 2006 as compared to a net loss from continuing operations of $5.6 million in fiscal 2005.  The increased cash flow from accrued restructuring liabilities resulted from a lower funding requirement in fiscal 2006 due to sub-lease proceeds, the increased cash flow from deferred revenue proceeds was primarily a result of higher levels of maintenance agreements in our Software segment, the increase in cash flow from other assets was primarily the result of proceeds from a deposit received during fiscal 2005.  The increase cash flow was offset in part by cash usages for a decrease in accrued liabilities of $1.2 million, an increase in accounts receivable of $0.9 million, an increase in inventories of $0.6 million and a decrease in accounts payable of $0.2 million.  The decrease in accrued liabilities was primarily related to payments for accrued expenses related to compliance with the Sarbanes-Oxley Act of 2002.  The increased cash usage related to accounts receivable was primarily the result of increased Software sales in July 2006 compared to July 2005.  The increased cash usage related to inventories was primarily the result of higher inventory levels in the fourth quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.  The higher inventory levels are a result of increased volume in our E-Commerce segment and to a lesser extent purchases of long lead time inventory.  Finally, the increased cash usage related to accounts payable was due to the levels of accounts payable and the timing of payments to our vendors, primarily suppliers for our E-Commerce business.

          The decrease in cash usage related to operating activities, net of non-cash expense, in fiscal 2005, as compared to fiscal 2004, was primarily the result of a decrease in net loss, net of non-cash expense, of $1.0 million, a decrease in accounts receivable of $1.6 million, a decrease in inventories of $0.9 million, a decrease in cash payments related to excess facilities of $1.0 million and an increase in accrued liabilities and other of $2.2 million.

The increased cash inflow related to accounts receivable was primarily the result of increased collections in fiscal 2005 compared to fiscal 2004.  The increased cash inflow related to inventories was primarily the result of decreased purchasing levels and increased sales levels compared to fiscal 2004.  The increased cash inflow related to accrued restructuring was due to decreased cash payments related to excess facilities.  Cash payments related to excess facilities in fiscal 2005 were $3.3 million compared to $4.3 million in fiscal 2004.  The decreased change in restructuring liability for fiscal 2004 was due to a $0.7 million adjustment recorded based on the change in events related to excess facilities in the third quarter of fiscal 2004. The increased cash inflow related to accrued liabilities and other was primarily related to the reversal of legal expenses in the first quarter of fiscal 2004 of $1.2 million and increasing accounting accruals related to the Company’s Sarbanes-Oxley efforts in fiscal 2005 of $0.8 million.  The increase in cash inflow was offset by an increase in accounts payable of $0.9 million as a result of the timing of payments and deferred revenue of $0.6 million due to increased sales volume.

          We expect that the above cash utilization trends will continue as we grow our business and pay off our remaining lease obligations related to excess facilities.

          Investing Activities

          Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

          The decrease in cash usage related to investing activities in fiscal 2006, as compared to fiscal 2005, was primarily the result of a decrease in net purchases of marketable securities of $0.6 million.  This decrease was partly offset by the fiscal 2005 reduction in restricted cash of $0.5 million resulting from a reduction in our outstanding letter of credit.

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

          Financing Activities

          Our financing activities have primarily included cash proceeds from the sale of our common stock through employee benefit plans and private placement offerings, and payments on notes payable.

          The increase in net cash provided by financing activities in fiscal 2006, as compared to fiscal 2005, was primarily due to an increase of $5.1 million in net proceeds from the sale of common stock upon the exercise of stock options.

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

          For the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004, respectively, exchange rate changes had an immaterial effect on cash and cash equivalents.  We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on U.S.-based business.

          As of July 31, 2006 and July 31, 2005, we had an outstanding letter of credit of approximately $1.0 million, related to the corporate facility lease.  The amount related to this letter of credit is recorded in the “Restricted cash” section of the consolidated balance sheet.  The outstanding letter of credit will decline as the Company meets certain financial covenants.

          Our liquidity and capital requirements depend on numerous factors, including market acceptance of our online and software products, the resources we devote to developing, marketing, selling and supporting our online and software products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects to continue to support our operations and build out of our SourceForge.net Marketplace platform and related support systems and infrastructure, and for other general corporate activities.  We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2007 under our current business strategy.

Contractual Obligations

          The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of July 31, 2006 (in thousands):

	Fiscal years ending July 31,

	Total	2007	2008 and 2009	2010 and 2011	Beyond Fiscal 2011

Gross Operating Lease Obligations	$14,349	$3,621	$7,539	$3,189	$—
Sublease Income	4,131	1,033	2,160	938	—

Net Operating Lease Obligations	10,218	2,588	5,379	2,251	—
Purchase Obligations	3,167	3,167	—	—	—

Total Obligations	$13,385	$5,755	$5,379	$2,251	$—

          Sublease income represents our expectations of payments to be received from our subtenants.  As of July 31, 2006, all of our excess facilities are sublet through the remainder of each facility’s lease term.

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

          Recent Accounting Pronouncements

          In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

          In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.   SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006, with earlier adoption permitted.  We are currently evaluating the impact of SFAS 155 on our consolidated financial position, results of operations and cash flows.

          In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments.  The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

          In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 will have a material impact on our financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS 157 on our financial position and results of operations.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

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

          The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 31, 2006.  This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year

As of July 31, 2006:
Cash equivalents	$11,979
Weighted-average interest rate	5.37%
Short-term investments		$37,138
Weighted-average interest rate		5.17%
Long-term investments			$1,152
Weighted-average interest rate			5.43%

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

REPORT OF STONEFIELD JOSEPHSON, INC. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of VA Software Corporation:

          We have audited the accompanying consolidated balance sheet of VA Software Corporation (the “Company”) as of July 31, 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.  We have also audited the financial statement schedule listed in the Index at Item 15(a) as of July 31, 2006 and for the year then ended.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VA Software Corporation as of  July 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

          Also, in our opinion, the financial statement schedule as of July 31, 2006 and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the VA Software Corporation’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 29, 2006 expressed unqualified opinions on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stonefield Josephson, Inc.

San Francisco, California
September 29, 2006

REPORT OF BDO SEIDMAN, LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of VA Software Corporation:

          We have audited the accompanying consolidated balance sheet of VA Software Corporation (the “Company”) as of July 31, 2005, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2005.  We have also audited the financial statement schedule listed in the Index at Item 15(a) as of and for each of the years ended July 31, 2005 and 2004.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VA Software Corporation at July 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States.

          Also, in our opinion, the financial statement schedule as of and for each of the years ended July 31, 2005 and 2004, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

San Jose, California
October 31, 2005

VA SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	July 31, 2006	July 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$14,753	$2,498
Short-term investments	37,138	34,116
Accounts receivable, net of allowance of $202 and $166, respectively	5,365	4,247
Related party receivables	33	59
Inventories	1,091	773
Prepaid expenses and other current assets	1,026	1,014

Total current assets	59,406	42,707
Property and equipment, net	627	736
Long-term investments	1,152	1,806
Restricted cash, non current	1,000	1,000
Other assets	1,027	1,132

Total assets	$63,212	$47,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,172	$1,574
Accrued restructuring liabilities, current portion	1,592	1,748
Deferred revenue (including $129 and $47 related party deferred revenue, respectively)	2,320	2,134
Accrued liabilities and other	3,057	2,882

Total current liabilities	8,141	8,338
Accrued restructuring liabilities, net of current portion	4,515	6,107
Other long-term liabilities	1,178	1,271

Total liabilities	13,834	15,716
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	65	62
Treasury stock	(4)	(4)
Additional paid-in capital	790,437	783,895
Accumulated other comprehensive loss	(25)	(231)
Accumulated deficit	(741,095)	(752,057)

Total stockholders’ equity	49,378	31,665

Total liabilities and stockholders’ equity	$63,212	$47,381

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share amounts)

	Year Ended July 31,

	2006	2005	2004

Net revenue:
Online Media revenue, including $64, $86 and $21 of related party revenue, respectively	$13,242	$8,130	$9,728
E-commerce revenue	20,416	14,918	12,567
Software revenue, including $526, $366 and $77 of related party revenue, respectively	9,974	7,555	4,995
Other revenue	—	—	49

Total net revenue	43,632	30,603	27,339

Cost of revenue:
Online Media cost of revenue	3,732	3,320	2,969
E-commerce cost of revenue	15,605	11,591	10,225
Software cost of revenue	1,334	1,028	1,860
Other cost of revenue	—	—	(12)

Total cost of revenue	20,671	15,939	15,042

Gross margin	22,961	14,664	12,297

Operating expenses:
Sales and marketing	9,968	9,828	9,910
Research and development	6,197	5,759	6,354
General and administrative	7,115	5,686	4,421
Impairment of long lived assets	—	87	—
Restructuring costs and other special charges	—	(101)	3,209
Amortization of deferred stock compensation	—	—	20
Amortization of intangible assets	4	12	12

Total operating expenses	23,284	21,271	23,926

Loss from operations	(323)	(6,607)	(11,629)
Remeasurement of warrant liability	—	—	1,566
Interest income	1,784	914	911
Interest expense	(10)	(39)	(5)
Other income (expense), net	(136)	83	895

Income (loss) from continuing operations	1,315	(5,649)	(8,262)
Discontinued operations:
Income from operations, net of taxes	330	955	622
Gain on sale, net of taxes	9,317	—	—

Income from discontinued operations	9,647	955	622

Net income (loss)	$10,962	$(4,694)	$(7,640)

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share amounts)

	Year Ended July 31,

	2006	2005	2004

Net income (loss)	$10,962	$(4,694)	$(7,640)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and investments	104	9	(354)
Foreign currency translation (loss) gain	102	(69)	55

Comprehensive income (loss)	$11,168	$(4,754)	$(7,939)

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.09)	$(0.14)

Diluted	$0.02	$(0.09)	$(0.14)

Income per share from discontinued operations:
Basic	$0.16	$0.01	$0.01

Diluted	$0.15	$0.01	$0.01

Net income (loss) per share:
Basic	$0.18	$(0.08)	$(0.13)

Diluted	$0.17	$(0.08)	$(0.13)

Shares used in per share calculations:
Basic	62,328	61,454	59,684

Diluted	64,704	61,454	59,684

VA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount

BALANCE AT JULY 31, 2003	55,470	$56	$(4)	$766,765	$(20)	$128	$(739,723)	$27,202
Issuance of common stock for cash related to options	2,186	2	—	3,402	—	—	—	3,404
Issuance of common stock related to Private Placement, net of issuance costs	3,529	4	—	12,866	—	—	—	12,870
Amortization of deferred stock compensation	—	—	—	—	20	—	—	20
Acceleration of stock options related to terminations	—	—	—	213	—	—	—	213
Foreign currency translation adjustment and unrealized gain or loss on marketable securities	—	—	—	—	—	(299)	—	(299)
Net loss	—	—	—	—	—	—	(7,640)	(7,640)

BALANCE AT JULY 31, 2004	61,185	62	(4)	783,246	—	(171)	(747,363)	35,770
Issuance of common stock for cash related to options	474	—	—	595	—	—	—	595
Issuance costs associated with Private Placement	—	—	—	(14)	—	—	—	(14)
Acceleration of stock options related to terminations	—	—	—	68	—	—	—	68
Foreign currency translation adjustment and unrealized gain or loss on marketable securities	—	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	—	(4,694)	(4,694)

BALANCE AT JULY 31, 2005	61,659	62	(4)	783,895	—	(231)	(752,057)	31,665
Issuance of common stock for cash related to options	2,848	3	—	5,696	—	—	—	5,699
Share based payment expense	—	—	—	740	—	—	—	740
Tax benefits associated with exercise of stock options	—	—	—	106	—	—	—	106
Foreign currency translation adjustment and unrealized gain or loss on marketable securities	—	—	—	—	—	206	—	206
Net income	—	—	—	—	—	—	10,962	10,962

BALANCE AT JULY 31, 2006	64,507	$65	$(4)	$790,437	$—	$(25)	$(741,095)	$49,378

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,

	2006	2005	2004

		(Revised) (1)	(Revised) (1)
Cash flows from operating activities from continuing operations:
Income (loss)	$10,962	$(4,694)	$(7,640)
(Income) from discontinued operations	(9,647)	(955)	(622)

Income (loss) from continuing operations	$1,315	$(5,649)	$(8,262)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used) in operating activities:
Depreciation and amortization of intangibles	541	941	1,466
Remeasurement of warrant liability	—	—	(1,566)
Stock-based compensation expense	740	68	213
Tax benefit from employee option plan	106	—	—
Amortization of deferred stock compensation	—	—	20
Provision for bad debt	124	40	56
Provision for excess and obsolete inventory	58	57	9
Gain on sale of assets	125	9	—
Non-cash restructuring expense	—	(101)	2,496
Impairment of long-lived assets	—	87	—
Changes in assets and liabilities, net of disposition:
Accounts receivable	(1,271)	(403)	(2,031)
Inventories	(399)	239	(680)
Prepaid expenses and other assets	68	(224)	161
Accounts payable	(364)	(133)	813
Accrued restructuring liabilities	(1,749)	(3,327)	(3,606)
Deferred revenue	851	(131)	(534)
Accrued liabilities and other	199	1,396	(749)
Other long-term liabilities	(93)	(78)	168

Net cash provided by (used in) operating activities from continuing operations	251	(7,209)	(12,026)

Cash flows from investing activities from continuing operations:
Change in restricted cash	—	450	(550)
Purchase of property and equipment	(440)	(466)	(880)
Sale of property and equipment	—	49	—
Purchase of marketable securities	(55,307)	(25,622)	(44,976)
Sale of marketable securities	53,040	22,788	44,443
Other, net	(2)	(4)	(359)

Net cash used in investing activities from continuing operations	(2,709)	(2,805)	(2,322)

Cash flows from financing activities from continuing operations:
Payments on notes payable	(11)	(29)	—
Proceeds from issuance of common stock, net	5,699	581	17,840

Net cash provided by financing activities from continuing operations	5,688	552	17,840

Effect of exchange rate changes on cash and cash equivalents	(16)	(69)	55

Cash flows from discontinued operations:
Net cash provided by operating activities	75	1,074	1,114
Net cash used in investing activities	(2)	(9)	—
Proceeds from sale of Online Images business, net	8,968	—	—

Net cash provided by discontinued operations	9,041	1,065	1,114

Net increase (decrease) in cash and cash equivalents	12,255	(8,466)	4,661

Cash and cash equivalents, beginning of year	2,498	10,964	6,303

Cash and cash equivalents, end of year	$14,753	$2,498	$10,964

(1) – Revised for discontinued operations. See Note 11 – Discontinued Operations.

The accompanying notes are an integral part of these consolidated financial statements.

VA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Operations of the Company:

Overview

          VA Software Corporation (“VA Software” or the “Company”) was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business.  Today, the Company does business under the name VA Software Corporation and it owns and operates OSTG, Inc. (“OSTG”) and its wholly-owned subsidiary, a network of Internet web sites offering advertising, retail and animation services and products and develops, markets and supports a software application known as SourceForge Enterprise Edition (“SFEE”).    The Company’s fiscal year ends on July 31.

          In December 2005, the Company completed the sale of its Online Images business to Jupitermedia Corporation and no longer has operations in this segment. The sale meets the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the Online Images business has been presented as discontinued operations in the accompanying consolidated financial statements. See Note 11 — Discontinued Operations.

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

Related Party Transactions

          As of July 31, 2006, the Company owned approximately 14% in VA Linux Japan.  As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, VA Linux Japan has been accounted for under the cost method since fiscal 2003.  The operations of VA Linux Japan primarily relate to the Company’s former systems and services business; however VA Linux Japan also acts as a reseller of the Company’s SFEE application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG web sites for the Japanese market.  There are $33,000 and $59,000 of related-party receivables and $129,000 and $47,000 of related-party deferred revenue associated with VA Linux Japan as of July 31, 2006 and 2005, respectively, that are included in trade receivables and deferred revenue in the accompanying Consolidated Balance Sheets.  There are no related-party receivables and deferred revenue associated with VA Linux Japan as of July 31, 2004 that are included in trade receivables and deferred revenue in the accompanying Consolidated Balance Sheets.  There were $0.6 million, $0.5 million and $0.2 million related-party revenue associated with VA Linux Japan for the years ended July 31, 2006, July 31, 2005 and July 31, 2004, respectively.

Foreign Currency Translation

          The functional currency of all the Company’s foreign subsidiaries is the country’s local currency.  Operations related to all of the Company’s wholly-owned foreign subsidiaries were discontinued in 2001 and were included in the fiscal 2001 restructuring plan.  At July 31, 2006, the only remaining foreign subsidiary is the Company’s Belgium subsidiary.  No revenue was generated from these entities for any of the periods presented and the expenses were administrative in nature and were immaterial to the consolidated results of operations for all periods presented.  A minimal cash balance is maintained in this entity for legal purposes.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of July 31, 2006 the Company did not hold any foreign currency derivative instruments.  The Company is in the process of formally liquidating its remaining wholly-owned foreign subsidiary.

Segment and Geographic Information

          Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, are the Chief Executive Officer and the executive team.  The Company currently operates as three reportable business segments:  Online Media, E-commerce and Software.

          The Company markets its products in the United States through its direct sales force and its online web site. Revenue for each of the years ended July 31, 2006, July 31, 2005 and July 31, 2004 were primarily generated from sales to end users in the United States.

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

          Cash, cash equivalents and investments consist of the following (in thousands) at market value:

	July 31, 2006	July 31, 2005

Cash and cash equivalents:
Cash	$2,774	$1,150
Money market funds	2,615	798
Corporate securities	9,364	550

Total cash and cash equivalents	$14,753	$2,498

Short-term investments:
Government securities	$23,483	$20,914
Corporate securities	3,245	10,505
Asset backed securities	3,742	1,707
Money market securities	6,668	990

Total short-term investments	$37,138	$34,116

Long-term investments:
Asset backed securities	$—	$315
Government securities	752	1,189
Corporate securities	400	302

Total long-term investments	$1,152	$1,806

The contractual maturities of debt securities classified as available-for-sale at July 31, 2006 are as follows (in thousands):

July 31, 2006

Maturing 90 days or less from purchase	$9,364
Maturing between 90 days and one year from purchase	28,368
Maturing more than one year from purchase	9,922

Total available-for-sale debt securities	$47,654

Restricted Cash

          The Company has an outstanding letter of credit of $1.0 million at July 31, 2006 and 2005, which is used to collateralize its Fremont headquarters building lease.  The Company has a restricted cash balance with its bank to support this letter of credit.

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

Inventories

          Inventories related to the Company’s E-commerce segment consist solely of finished goods that are valued using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Property and Equipment

          Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.  Property and equipment consist of the following (in thousands):

	July 31, 2006	July 31, 2005

Computer and office equipment (useful lives of 2 years)	$4,188	$3,811
Furniture and fixtures (useful lives of 2 to 4 years)	495	484
Leasehold improvements (useful lives of lesser of estimated life or lease term)	281	285
Software (useful lives of 2 to 5 years)	2,057	2,064

Total property and equipment	7,021	6,644
Less: Accumulated depreciation and amortization	(6,394)	(5,908)

Property and equipment, net	$627	$736

          Depreciation expense for the years ended July 31, 2006, July 31, 2005, and July 31, 2004 was $0.5 million, $0.9 million, and $1.4 million, respectively.

Intangible Assets

          Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization of $4,000, $12,000 and $12,000 million was recorded in fiscal 2006, 2005 and 2004, respectively. The intangible asset carrying value at July 31, 2006 is $4,000 and relates to domain and trade names associated with our current Online Media business.  This balance has been included in “Other Assets” in the Consolidated Balance Sheets.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  No events or circumstances occurred during fiscal year 2006 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2006.

          The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of July 31, 2006		As of July 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Domain and trade names	$5,933	$(5,929)	$5,932	$(5,925)
Purchased technology	2,534	(2,534)	2,534	(2,534)

Total intangible assets	$8,467	$(8,463)	$8,466	$(8,459)

Impairment of Long-Lived Assets

          As of July 31, 2006, the Company held an investment of approximately 14% in VA Linux Systems Japan, K.K. (“VA Linux Japan”).  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining value of the investment may be impaired.  There is no quoted price for this investment; accordingly, fair value was estimated by management based on the estimated fair value of the underlying net assets.  This investment is reported under our Software segment.  Based on the valuation performed during the year ended July 31, 2006, there is no impairment of this asset. On July 31, 2005, an impairment loss of $0.1 million was included in “Impairment of long-lived assets” in the Consolidated Statements of Operations and Other Comprehensive Income/(Loss)”.  As of July 31, 2006 and 2005, the Company had an investment balance of $0.4 million in VA Linux Japan.  This balance has been included in “Other Assets” in the Consolidated Balance Sheets.

Revenue Recognition

          Online Media Revenue

          Online media revenue is primarily derived from cash sales of advertising space on the Company’s various web sites, as well as sponsorship and royalty related arrangements associated with advertising on these web sites.  The Company recognizes Online Media revenue over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  The Company’s obligations typically include guarantees of a minimum number of “impressions” (times that an advertisement is viewed by users of our online services).  To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered.  The Company did not have any significant barter transactions for the fiscal years ended July 31, 2006 and July 31, 2005.  Prior to July 31, 2004, the Company derived a portion of its revenue from barter sales.  Barter revenue transactions were recorded at their estimated fair value based on the Company’s historical experience of selling similar advertising for cash in accordance with Emerging Issues Task Force (“EITF”) Issue 99-17, “Accounting for Advertising Barter Transactions.”  The Company broadcasted banner advertising in exchange for similar banner advertising on third-party web sites. The Company’s barter arrangements were documented with its standard customer insertion order (and accompanying terms and conditions) or, in certain limited instances, via an alternative written contract negotiated between the parties. The standard terms and conditions include, but are not limited to, the web sites for each company that will display the impressions, the time frame that the impressions will be displayed, and the number, type and size of impressions to be delivered.  Barter revenue transactions totaled $1.4 million for the fiscal year ended July 31, 2004.

          E-commerce Revenue

          E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from the sale of consumer goods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products.  Such returns are recorded as incurred and have been immaterial for the periods presented.

          Software Revenue

          Software revenue is derived from fees for licenses of the Company’s SFEE software products, maintenance, consulting and training.  The Company recognizes all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables.”  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, the Company defers all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

          Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenue from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

          Services revenue consists of professional services and maintenance fees. In general, the Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

          Other Revenue

          The Company’s revenue recognition policy related to its former hardware systems business followed SEC SAB No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, the Company recognized product revenue from the sale of Linux-based servers, components, and desktop computers when persuasive evidence of an arrangement existed, delivery occurred, the sales price was fixed or determinable and collectibility was reasonably assured.  In general, the Company recognized product revenue upon shipment of the goods.  The Company did not grant customers any rights to return these products.

          The Company recognized revenue from hardware related customer support services, including on-site maintenance and technical support on a pro-rata basis over the term of the related service agreement.  The Company recognized revenue from hardware related professional service contracts upon completion of the project, or using the percentage of completion method of the project where project costs could be reasonably estimated.  The Company recorded any payments received prior to revenue recognition as deferred revenue.

     Advertising Expenses

          The Company expenses advertising costs as incurred.  Total advertising expenses for continuing operations were $0.8 million, $0.8 million and $2.0 million for fiscal years ending July 31, 2006, July 31, 2005 and July 31, 2004, respectively.

Stock-Based Compensation

          The Company adopted SFAS 123(R) “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” and a supersession of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance on August 1, 2005. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. The principal focus of SFAS 123(R) however, is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period, and, unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During the year ended July 31, 2006, the Company recognized $740,000 in compensation expense related to options granted to employees and directors.

          The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

     Computation of Per Share Amounts

          In accordance with SFAS No. 128 “Earnings Per Share,” basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.  For the fiscal years ended July 31, 2005 and, July 31, 2004, the Company has excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended July 31,

	2006	2005	2004

Income (loss) from continuing operations	$1,315	$(5,649)	$(8,262)
Income from discontinued operations	9,647	955	622

Net income (loss)	$10,962	$(4,694)	$(7,640)

Weighted average shares - basic	62,328	61,454	59,684
Effect of dilutive potential common shares	2,376	—	—

Weighted average shares - diluted	64,704	61,454	59,684

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.09)	$(0.14)

Diluted	$0.02	$(0.09)	$(0.14)

Income per share from discontinued operations:
Basic	$0.16	$0.01	$0.01

Diluted	$0.15	$0.01	$0.01

Net income (loss) per share:
Basic	$0.18	$(0.08)	$(0.13)

Diluted	$0.17	$(0.08)	$(0.13)

          The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended July 31,

	2006	2005	2004

Anti-dilutive securities:
Options to purchase common stock	3,917	11,226	12,132
Warrants	731	731	731

Total	4,648	11,957	12,863

Comprehensive Loss

          Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or loss and unrealized gains or losses on available-for sale marketable securities.

Income Taxes

          The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Due to the Company’s loss position in fiscal years 2005 and 2004, there was no provision for income taxes in these years.  Deferred tax assets are recognized for anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases.  A valuation allowance has been recorded for the total deferred tax assets as management believes it is more likely than not that these assets will not be realized as a result of uncertainties regarding realization of the assets based on the Company’s limited history of profitability and the uncertainty of future profitability.

Recent Accounting Pronouncements

          In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

          In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.   SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact of SFAS 155 on its consolidated financial position, results of operations and cash flows.

          In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. FAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on its financial position or results of operations.

          In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006.  The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

Supplier Concentration

          No supplier concentration exists in the Company’s Software, Online Media, E-commerce and Online Images businesses.

Concentrations of Credit Risk and Significant Customers

          The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of July 31, 2006 one customer accounted for 16.6% of gross accounts receivables.  As of July 31, 2005, no gross accounts receivable were concentrated with any one customer.

          For the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004 no one customer represented more than 10% of net revenue.  Going forward, the company does not anticipate that any one customer will represent more than 10% of net revenue.

3.       Restructuring Costs and Other Special Charges

          In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce its general and administrative overhead costs.  The Company exited these activities to pursue its current Online Media, E-commerce and Software businesses and reduce its operating losses to improve cash flow.  The Company recorded restructuring charges of $168.5 million related to exiting these activities, including charges related to excess facilities from non-cancelable leases.  During the third quarter of fiscal 2004, the Company relocated its Fremont, California headquarters to a smaller building in the same complex.  As a result of the change in circumstances, original accruals were reevaluated and accordingly a restructuring adjustment of $2.9 million was recorded.  Included in the $2.9 million dollar restructuring adjustment was $2.5 million of expense related to writing off leasehold improvements and fixed assets and an additional $0.4 million expense related to excess facilities from non-cancelable leases.  In addition, during the third quarter of fiscal 2004, the Company reached an agreement in principle to sublet unoccupied portions of properties that it leased in Sunnyvale, California and Fremont, California, which was finalized in fiscal 2004.  As a result of the change in circumstances due to the agreement in principle, original accruals were reevaluated and accordingly a restructuring adjustment of $0.3 million was recorded in the fiscal 2004.  The $3.2 million total adjustment to restructuring expenses in fiscal 2004 was recorded in the consolidated statement of operations for that period.  In the second quarter of fiscal 2005, a minor credit adjustment of $0.1 million was recorded to accurately reflect the current common area maintenance fees associated with the Fremont facilities.  The remaining accrual from non-cancelable lease payments, which continue through 2010, is based on current circumstances.  These accruals are subject to change should actual circumstances change.  The Company will continue to evaluate and update, if applicable, these accruals quarterly.   As of July 31, 2006, the Company had an accrual of approximately $6.1 million outstanding related to these non-cancelable leases, all of which was originally included in operating expenses.

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

          Below is a summary of the restructuring charges in operating expenses (in thousands):

	Year ended July 31,

	2006	2005	2004

Cash provision:
Facilities charges	$—	$(101)	$713
Non-cash:
Write-off of other special charges relating to restructuring activities	—	—	2,496

	$—	$(101)	$3,209

          Below is a summary of the changes to the restructuring liability (in thousands):

                    Changes in the total accrued restructuring  liability

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

For the year ended:
July 31, 2004	$14,889	$713	$(4,319)	$11,283
July 31, 2005	$11,283	$(101)	$(3,327)	$7,855
July 31, 2006	$7,855	$—	$(1,748)	$6,107

                    Components of the total accrued restructuring liability

	Short Term	Long Term	Total Liability

As of July 31, 2004	$3,440	$7,843	$11,283
As of July 31, 2005	$1,748	$6,107	$7,855
As of July 31, 2006	$1,592	$4,515	$6,107

          The Company’s restructuring liability is comprised of non-cancelable operating lease payments of $1.6 million, $1.6 million, $1.6 million and $1.3 million for the years ended July 31, 2007, July 31, 2008, July 31, 2009 and July 31, 2010, respectively.

4.       Commitments and Contingencies

          The Company leases its facilities under operating leases that expire at various dates through fiscal year 2010.  Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of July 31, 2006 are as follows (in thousands):

	Gross Operating Leases	Sublease Income	Net Operating Leases

2007	$3,621	$1,033	$2,588
2008	3,717	1,064	$2,653
2009	3,822	1,096	$2,726
2010	3,189	938	$2,251

Total minimum lease obligations	$14,349	$4,131	$10,218

          At July 31, 2006, the Company’s restructuring liability included net operating lease payments of $1.6 million, $1.6 million, $1.6 million and $1.3 million for the years ended July 31, 2007, July 31, 2008, July 31, 2009 and July 31, 2010, respectively.

          Gross rent expense for the years ended July 31, 2006, July 31, 2005 and July 31, 2004 was approximately $2.6 million, $2.8 million and $3.0 million, respectively.  This rent expense was offset by sublease income of $1.6 million, $1.8 million and $1.1 million for the years ended July 31, 2006, July 31, 2005 and July 31, 2004, respectively.  In addition, rent expense of $0.7 million was recorded as a result of idle facilities charges for the year ended July 31, 2004.  No rent expense as a result of idle facilities charges was recorded for the years ended July 31, 2006 and July 31, 2005.  The idle facilities charges for the year ended July 31, 2004 has been recorded as restructuring costs and other special charges in the consolidated statements of operations.

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

          On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company’s former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts.  As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff’s tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit.  On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company’s former chief executive officer.  On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal.  On July 9, 2003, the Court granted summary judgment in the Company’s favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim.  On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company’s Consolidated Balance Sheet as of July 31, 2006.  The plaintiff has since filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing.

          The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

6.       Guarantees and Indemnifications

          As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer liability insurance designed to limit the Company’s exposure and to enable the

Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2006.

          The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2006.

          The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed ninety days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2006.

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

8.       Common Stock

Warrants

          On November 6, 2003, the Company issued two warrants to purchase up to 705,883 and 25,000 shares of common stock to The Riverview Group LLC and Wharton Capital Partners Ltd., respectively in connection with a private placement of the Company’s common stock.  These warrants are exercisable at exercise prices of $6.00 and $6.14 per share.  The terms of these warrants expire in November 2006.  At July 31, 2006 both of these warrants remained outstanding.

Stock option plans

          In fiscal year 1999, the Company adopted and the board of directors approved the 1998 Stock Option Plan (the “1998 Plan”). Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through July 31, 2006, 47,605,687 options have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company’s common stock at terms and prices determined by the board of directors. The 1998 Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors. The Company’s policy is to issue new shares upon exercise of options under the 1998 Plan.

          The Company’s 1999 Director’s Option Plan (the “Directors’ Plan”) was adopted by the Company’s board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors’ Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through July 31, 2006, 1,030,000 options have been granted under the Directors’ Plan. Under the Directors’ Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors’ Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected. The Directors’ Plan also provides that upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders’ meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant has an exercise price per share equal to the fair market value of the common stock at the date of grant, vest 25% immediately upon the grant date, one thirty-sixth per month thereafter and become fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director’s outstanding options will become fully vested and exercisable. Options granted under the Directors’ Plan must be exercised within 3 months of the end of the non-employee director’s tenure as a member of the board of directors, or within 12 months after a non-employee director’s termination by death or disability, provided that the option does not terminate earlier under its terms earlier. Unless terminated sooner, the Directors’ Plan terminates automatically in 2009.  The Company’s policy is to issue new shares upon exercise of options under the Director’s Plan.

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

          As of July 31, 2006, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans	18,738,097
1999 Director Option Plan	1,278,334

20,016.431

          The following table summarizes all option activities from July 31, 2004 through July 31, 2006:

		Options Outstanding

	Available for Grant	Number Outstanding	Weighted- Average Exercise Price per Share

Balance at July 31, 2004	10,908,627	12,131,872	$3.58
Granted	(1,552,900)	1,552,900	$2.05
Exercised	—	(300,374)	$1.09
Cancelled	2,152,685	(2,158,352)	$5.27

Balance at July 30, 2005	11,508,412	11,226,046	$3.11
Granted	(1,902,000)	1,902,000	$3.68
Exercised	—	(2,847,520)	$2.00
Cancelled	1,317,974	(1,327,111)	$3.28

Balance at July 31, 2006	10,924,386	8,953,415	$3.56

          The total intrinsic value of options exercised was $5.5 million, $0.3 million and $5.8 million during the years ended July 31 2006, July 31, 2005 and July 31, 2004, respectively. The Company issues new shares upon the exercise of options. During the year ended July 31, 2006, the Company realized a tax benefit of $0.1 million from exercised options.  For the years ended July 31, 2005 and July 31, 2004 there was no tax benefit realized from exercised options.

          The weighted-average grant-date fair value of options granted during the year ended July 31, 2006 was $2.74.  The value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended July 31, 2006

Expected life (years)	6.5
Risk-free interest rate	4.87%
Volatility	83%
Dividend yield	None

          The options outstanding and currently exercisable by exercise price at July 31, 2006 were as follows (in thousands, except years and per-share amounts):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 0.02 - $ 0.96	544	2.27	$0.04	539	$0.03
$ 0.99 - $ 0.99	989	5.20	0.99	989	0.99
$ 1.00 - $ 1.90	1,005	7.91	1.58	593	1.54
$ 1.91 - $ 2.33	603	8.15	2.08	579	2.08
$ 2.45 - $ 2.45	1,113	7.92	2.45	1,113	2.45
$ 2.49 - $ 2.98	965	7.43	2.89	922	2.89
$ 3.00 - $ 3.46	906	5.23	3.09	844	3.06
$ 3.79 - $ 4.12	898	9.48	4.06	146	4.01
$ 4.13 - $ 4.74	1,187	8.64	4.57	544	4.54
$ 4.90 - $64.12	743	4.36	14.27	739	14.33

$ 0.02 $64.12	8,953	6.92	$3.56	7,008	$3.53

          The total intrinsic value of stock options outstanding and stock options exercisable as of July 31, 2006 was $12.2 million and $11.1 million, respectively. The intrinsic value is calculated as the difference between the market value as of July 31, 2006 and the exercise price of the shares. The market value as of July 31, 2006 was $3.97 as reported by the NASDAQ Global Market System. The weighted-average remaining contractual life of options exercisable as of July 31, 2006 was 6.18 years.  The total number of in-the-money options exercisable as of July 31, 2006 was 5.6 million. As of July 31, 2006, 7 million outstanding options were exercisable, and the weighted average exercise price was $3.53.

          The total fair value of options vested during the years ended July 31, 2006, July 31, 2005 and July 31, 2004 were $0.9 million, $0.9 million, and $0.7 million, respectively. As of July 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $5.3 million which is expected to be recognized over a weighted-average term of 3.7 years.

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

Year Ended July 31, 2006

Software cost of revenue	$7
Online Media cost of revenue	14
E-commerce cost of revenue	9

Included in cost of revenue	30

Sales and marketing	82
Research and development	74
General and administrative	545

Included in operating expenses	701

Discontinued operations	9

Total share-based compensation expense	$740

          The table below reflects net loss and diluted net loss per share compared with the pro forma information for the years ended July 31, 2005 and 2004 as follows (in thousands except per-share amounts):

	Year Ended July 31,

	2005	2004

Net loss from continuing operations — as reported	$(5,649)	$(8,262)
Add back employee stock-based compensation expense related to stock options included in reported net loss	68	213
Stock-based compensation expense related to employee stock options	(13,236)	(6,386)

Net loss, including the effect of stock-based compensation expense	$(18,817)	$(14,435)

Diluted net loss per share — as reported	$(0.09)	$(0.14)

Diluted net loss per share, including the effect of stock-based compensation expense	$(0.31)	$(0.24)

          The weighted-average estimated value of employee stock options granted during the years ended July 31, 2005 and July 31, 2004 was $1.51 and $2.24, respectively using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended July 31,

	2005	2004

Expected life (years)	4.8	4.9
Risk-free interest rate	3.6%	3.5%
Volatility	98%	106%
Dividend yield	None	None

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

          As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.  In the Company’s pro forma information required under SFAS 123 for the periods prior to August 1, 2005, the Company accounted for forfeitures as they occurred.

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

     Deferred Stock Compensation

          In connection with the grant of stock options to employees during fiscal 1999 and prior to the Company’s initial public offering in fiscal 2000, the Company recorded deferred stock compensation within stockholders’ equity that was amortized on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28 over the vesting period for the individual award.  The amortization expense relates to options awarded to employees in all operating expense categories, however, the amortization of deferred stock compensation has not been separately allocated to these categories.  The Company expensed deferred stock compensation of $20,000 for fiscal years 2004.  Deferred stock compensation was fully amortized as of July 31, 2004.  As such, there was no deferred stock compensation expense during fiscal 2005.

9.       Income Taxes

          The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are   provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

           Income (loss) from continuing operations before income taxes consists of the following components (in thousands):

	Year Ended July 31,

($ in thousands)	2006	2005	2004

United States	$(766)	$(8,179)	$(9,398)
Foreign	2,081	2,530	1,136

	$1,315	$(5,649)	$(8,262)

          The components of the provision for income taxes from continuing operations for the year ended July 31, 2006 were benefits of $13,000 and $3,000, for Federal and foreign current tax, respectively, and a state tax expense of $16,000.

          A summary of total tax expense, by classification, included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended July 31,

($ in thousands)	2006	2005	2004

Continuing operations	$1	$—	$—
Discontinued operations	287	—	—

	$288	$—	$—

          Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended July 31,

($ in thousands)	2006	2005	2004

Deferred tax assets:
Accruals and reserves	$6,636	$9,092	$12,722
Net operating loss carryforwards	93,796	94,519	86,796
Research and development credit carryforward	2,819	—	—

Gross deferred tax asset	103,251	103,611	99,518
Valuation allowance	(103,251)	(103,611)	(99,518)

Net deferred tax asset	$—	$—	$—

          Reconciliation of the statutory federal income tax to the Company’s effective tax for the year ended July 31, 2006 is as follows:

Tax at Federal statutory rate	34.0%
State, net of Federal benefit	0.8%
Meals and entertainment	3.0%
Stock compensation	16.4%
Fines and penalties	0.1%
Foreign income exclusion	(51.9)%
Research and development credit	(1.5)%
Change in valuation allowance	(0.9)%

Provision for taxes	0.0%

          A reconciliation for fiscal years ended July 31, 2005 and July 31, 2004, is not presented as the Company incurred losses during those periods.

          Included in the July 31, 2006 valuation allowance is approximately $31 million related to stock options, which will be credited to stockholder’s equity when realized for tax purposes.

          Based on available objective evidence at July 31, 2006, management believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

          As of July 31, 2006, the Company has approximately $262.1 million of federal net operating losses available to offset future federal taxable income, which expire at various dates through fiscal year 2026. This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of Andover.net in fiscal 2000.  The deferred tax assets related to this of approximately $5.6 million as of June 7, 2000, may be used to reduce the tax provision if and when realized.  Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in the Company’s ownership which occurred between 1996 and 1999, and a change in ownership resulting from the Company’s June 2000 acquisition of Andover.net. The Company also has California net operating loss carryforwards of approximately $80.4 million to offset future California taxable income, which expire at various dates through fiscal year 2016. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.

10.     Segment and Geographic Information

          The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has three operating segments:  Online Media, E-commerce and Software.  In December 2005, the Company completed the sale of its Online Images business to Jupitermedia Corporation and no longer has operations in this segment.

          The Company’s Online Media segment consists of a network of Internet web sites serving the IT professional and software development communities. The Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities.  The Company’s Software segment focuses on its SFEE software products.  Other includes revenue and costs associated with the Company’s former hardware business as well as all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of intangible assets and amortization of deferred stock, that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments.

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

(in thousands)	Software	Online Media	E-commerce	Other	Eliminations	Total Company

Year Ended July 31, 2006
Revenue from external customers	$9,974	$13,242	$20,416	$—	$—	$43,632
Revenue from intersegments	$—	$60	$—	$—	$(60)	$—
Cost of revenue	$1,334	$3,732	$15,605	$—	$—	$20,671
Gross margin	$8,640	$9,570	$4,811	$—	$(60)	$22,961
Operating income (loss)	$(2,688)	$360	$1,999	$6	$—	$(323)
Depreciation expense	$304	$218	$14	$—	$—	$536
Year Ended July 31, 2005
Revenue from external customers	$7,555	$8,130	$14,918	$—	$—	$30,603
Revenue from intersegments	$—	$279	$—	$—	$(279)	$—
Cost of revenue	$1,028	$3,320	$11,591	$—	$—	$15,939
Gross margin	$6,527	$5,089	$3,327	$—	$(279)	$14,664
Operating income (loss)	$(5,392)	$(1,624)	$673	$(264)	$—	$(6,607)
Depreciation expense	$550	$346	$29	$—	$—	$925
Year Ended July 31, 2004
Revenue from external customers	$4,995	$9,728	$12,567	$49	$—	$27,339
Revenue from intersegments	$—	$238	$—	$—	$(238)	$—
Cost of revenue	$1,860	$2,969	$10,225	$(12)	$—	$15,042
Gross margin	$3,135	$6,997	$2,342	$61	$(238)	$12,297
Operating income (loss)	$(8,900)	$(431)	$79	$(2,377)	$—	$(11,629)
Depreciation expense	$1,123	$260	$30	$—	$—	$1,413

          During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites.  Revenue for each of the fiscal years ended July 31, 2006, July 31, 2005 and July 31, 2004 were primarily generated from sales to end users in the United States of America.

11.     Discontinued Operations

          In December 2005, the Company sold the assets, net of deferred revenue, of its Online Images business to Jupitermedia Corporation (“Jupitermedia”) for $9.4 million. The Company received $8.4 million in cash, and $0.9 million has been placed in escrow with respect to certain standard representations and warranties made by the Company. The Company has included the escrowed amount in the calculation of the gain on sale of the Online Images business due to the Company’s assessment, beyond a reasonable doubt, that no liabilities will arise under the indemnification provisions of the asset purchase agreement with Jupitermedia. In June 2006, the Company received $0.6 million from the escrow account and in July 2006 approximately $0.2 million of the escrow balance was paid to Jupitermedia based on their claim that funds related to the Online Images segment which were deposited into the Company’s bank accounts had not been remitted to them on a timely basis.  Following payment to Jupitermedia, the Company reduced the carrying value of the amount due to Jupitermedia for these collected funds.  At July 31, 2006, $0.1 million remains in escrow and is included in other current assets in the accompanying consolidated balance sheet. As specified in the agreement, the assets sold to Jupitermedia consisted primarily of intellectual property, inventories and property and equipment.

          Income from discontinued operations consists of direct revenue and direct expenses of the Online Images business, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the Online Images business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows:

	Year Ended July 31,

($ in thousands)	2006	2005	2004

Net revenue	$914	$2,284	$1,922

Income from operations before income taxes	$340	$955	$622
Income taxes	10	—	—

Income from operations, net of income taxes	$330	$955	$622

Gain from sale of assets before income taxes	$9,595	$—	$—
Income taxes	278	—	—

Gain from sale, net of income taxes	$9,317	$—	$—

          There were no assets or liabilities related to discontinued operations as of July 31, 2006. Assets and liabilities related to discontinued operations as of July 31, 2005 consisted primarily of accounts receivable of $0.1 million, deferred revenue of $0.7 million and accounts payable and accrued liabilities of $0.1 million.

Quarterly Financial Data

	For the three months ended

(in thousands)	October 31	January 31	April 30	July 31

Fiscal Year 2006
Net revenue	$7,588	$14,726	$10,826	$10,492
Gross margin	3,607	6,949	6,316	6,089
Operating income (loss)	(1,751)	823	587	18
Income (loss) from continuing operations	(1,473)	1,072	997	719
Net income (loss):	$(1,234)	$10,503	$997	$696
Income (loss) per share from continuing operations:
Basic	$(0.02)	$0.02	$0.02	$0.01
Diluted	$(0.02)	$0.02	$0.02	$0.01
Net income (loss) per share:
Basic	$(0.02)	$0.17	$0.02	$0.01
Diluted	$(0.02)	$0.17	$0.02	$0.01
Fiscal Year 2005
Net revenue	$6,474	$9,359	$6,991	$7,779
Gross margin	3,085	3,874	3,539	4,166
Operating loss	(2,071)	(1,140)	(1,909)	(1,490)
Loss from continuing operations	(1,816)	(924)	(1,668)	(1,244)
Net loss	$(1,616)	$(702)	$(1,376)	$(1,000)
Loss per share from continuing operations:
Basic	$(0.03)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.03)	$(0.02)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.03)	$(0.02)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          During its review of the Company’s interim financial statements for the third quarter of fiscal 2005, which ended April 30, 2005, a disagreement arose between the Company and BDO Seidman, LLP (“BDO”), the Company’s predecessor independent registered public accounting firm regarding the application of accounting  principles, which disagreement ultimately was resolved to BDO’s  satisfaction.  The disagreement concerned the accounting for one of the Company’s volume-based sales incentive programs, specifically, whether the Company had developed sufficient historical experience to begin calculating the amount of the accrued liability pertaining to such programs based on estimated future expiration rates versus continuing to calculate the liability based on actual expirations.  The Audit Committee discussed this disagreement with BDO.

          As disclosed in the Company’s Form 10-K for the year ended July 31, 2005, BDO notified the Company’s Audit Committee and the Company’s management of control deficiencies in the Company’s internal control structure involving the design or operation of the Company’s internal controls over financial reporting that BDO considered to be material weaknesses, because the control deficiencies resulted in more than a remote likelihood that a material missatement could occur in the Company’s annual or interim financial statements and not be prevented or detected.  The material wea

•	Lack of sufficient personnel and technical accounting and financial reporting expertise within the Company’s accounting and finance function;
•

Inadequate controls over period-end financial reporting, where our CFO was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations;

knesses identified by BDO were due to the following:

•

Inadequate controls in the areas of revenue and accounts receivable, where there were certain instances in which fully executed contracts were not obtained in a timely manner in connection with providing online advertising services, where, in a limited number of situations, revenue was not adjusted to properly reflect below-estimated “click-throughs” on certain advertising sponsorship buttons and links, and where the same individual had authority for activities which should be segregated;

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

          Since November 1, 2005 and through the date of the filing of this Form 10-K, and in response to the material weaknesses identified as of July 31, 2005, we have implemented the following steps to remediate the deficiencies in our disclosure controls and procedures and material weaknesses in our internal control over financial reporting as follows:

•	The Company has hired new employees within its accounting and financial reporting function and identified an accounting firm with whom we will consult in the event of a technical accounting question;
•

The Company has revised its processes to allow for its finance department to prepare substantially all of the quarterly and annual internal financial information and also ensure that those portions of the quarterly and annual internal financial information prepared by the CFO are well documented and reviewed by the CEO;

•	The Company has enforced its policy of obtaining fully executed contracts in a timely manner in connection with providing online advertising services;
•

The Company has enforced its policies of requiring appropriate approvals on all purchase orders and requiring the facilities manager sign off on packing slips.  In addition, the Company segregated duties between its purchasing and receiving departments;

•	The Company has consistently documented its controls over access to the accounting system and has maintained adequate controls in the area of change management; and
•

The Company has received an internal control report (under SAS 70) from the provider of its hosted accounting system.  The provider of its hosted advertising servicing system has been acquired by another service provider.  They are able to provide a SAS 70 report as of October 31, 2005 and have also provided the Company with internal representation in June 2006 that there have been no changes to their internal controls since the date of the SAS 70 report.

          The Company identified no material weaknesses as of July 31, 2006.

          On October 10, 2005, the Company filed a current report on Form 8-K to report a change in the Company’s certifying accountant.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of July 31, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

          No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the  Securities Exchange Act) occurred during the fourth quarter ended July 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management has concluded that, as of July 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

          Our independent registered public accounting firm, Stonefield Josephson, Inc., has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

          VA Software’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of VA Software Corporation:

          We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that VA Software Corporation maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VA Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that VA Software Corporation maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, VA Software Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of income and comprehensive loss, stockholders’ equity and cash flows of VA Software Corporation as of July 31, 2006 and our report dated September 29, 2006 expressed an unqualified opinion thereon.

/s/ Stonefield Josephson, Inc.

San Francisco, California
September 29, 2006

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees And Executive Officers” in the Company’s 2006 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 6, 2006.

Code of Ethics

          In addition to the Company’s Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers.  The Company has posted the text of its Code of Ethics for Principal Executive and Senior Financial Officers on its Internet web site at:

          http://www.vasoftware.com/company/docs/governance/VA_Financial_Officer_Code_7_29_2003.pdf

Item 11.  Executive Compensation

          The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2006 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 6, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans

          The following table summarizes our equity compensation plans as of July 31, 2006, all of which have been approved by our stockholders:

	A	B	C
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)

Equity compensation plans approved by stockholders	8,871,055(2)	$3.22	10,924,386(3)-(4)

(1)

The table does not include information for equity compensation plans assumed by the Company in acquisitions. As of July 31, 2006, a total of 82,360 shares of the Company’s common stock remain issuable and outstanding upon exercise of options granted under plans assumed by the Company in its acquisition of OSTG.  The weighted average exercise price of all outstanding options granted under these plans at July 31, 2006 is $39.51. The Company does not grant additional awards under these assumed plans.

(2)	Includes 8,207,721 options outstanding under the Company’s 1998 Stock Plan and 663,334 options outstanding under the Company’s 1999 Director’s Plan.
(3)

Subject to the terms of the 1998 Stock Plan, an annual increase is to be added on the first day of the Company’s fiscal year equal to the lesser of:  4,000,000 shares, or 4.9% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.

(4)

Subject to the terms of the 1999 Directors Plan, an annual increase is to be added on the first day of the Company’s fiscal year equal to the lesser of: 250,000 shares, or 0.5% of the outstanding shares on the first day of the new fiscal year or an amount determined by the Board of Directors.

          The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2006 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 6, 2006.

Item 13.  Certain Relationships and Related Transactions

          The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 6, 2006.

Item 14.  Principal Accountant Fees and Services.

          The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2006 Proxy Statement,  which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 6, 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	1.	All Financial Statements:

See the Consolidated Financial Statements and notes thereto in Item 8 above.

	2.	Schedule II — Valuation and Qualifying Accounts are filed as part of this Form 10-K.

	3.	Exhibits:

See the Exhibit Index.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VA SOFTWARE CORPORATION

	By:	/s/ ALI JENAB

Ali Jenab
Chief Executive Officer and President
Date: October 16, 2006

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ali Jenab and Patricia S. Morris, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALI JENAB	Chief Executive Officer, President (principle executive officer) and Director	October 16, 2006

Ali Jenab

/s/ PATRICIA S. MORRIS	Senior Vice President and Chief Financial Officer (principle accounting officer)	October 16, 2006

Patricia S. Morris

/s/ ANDREW ANKER	Director	October 16, 2006

Andrew Anker

/s/ LARRY M. AUGUSTIN	Chairman of the Board of Directors	October 16, 2006

Larry M. Augustin

/s/ ANDRE M. BOISVERT	Director	October 16, 2006

Andre M. Boisvert

/s/ RAM GUPTA	Director	October 16, 2006

Ram Gupta

/s/ ROBERT M. NEUMEISTER, Jr.	Director	October 16, 2006

Robert M. Neumeister, Jr.

/s/ CARL REDFIELD	Director	October 16, 2006

Carl Redfield

/s/ DAVID B. WRIGHT	Director	October 16, 2006

David B. Wright

VA SOFTWARE CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period

Year Ended July 31, 2004
Allowance for doubtful accounts	$144	56	73	$127
Allowance for excess and obsolete inventory	$24	9	—	$33
Year Ended July 31, 2005
Allowance for doubtful accounts	$127	40	1	$166
Allowance for excess and obsolete inventory	$33	57	31	$59
Year Ended July 31, 2006
Allowance for doubtful accounts	$166	230	194	$202
Allowance for excess and obsolete inventory	$59	40	3	$96

EXHIBIT INDEX

Exhibit Number

3.1(1)	—	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	—	Bylaws of the Registrant

4.1(1)	—	Specimen Common Stock Certificate

4.2(2)	—	Warrant to Purchase Shares of Common Stock issued to The Riverview Group LLC

10.1(1) ‡	—	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2(1) ‡	—	1998 Stock Plan and forms of agreement thereunder

10.3(1) ‡	—	1999 Employee Stock Purchase Plan

10.4(1) ‡	—	1999 Director Option Plan

10.6†(3)	—	Master Lease Agreement between Boca Global, Inc. and Bordeaux Partners LLC

10.7†(4)	—	Master Lease Agreement between Registrant and Renco Investment Company

10.8(5)	—	Consent of Linus Torvalds

10.9 (7)	—	Sublease between registrant and @Road, Inc., dated June 9, 2004.

10.10 (8)	—	Consent to Sublease Agreement between registrant, @Road, Inc. and Renco Investment Company, dated June 9, 2004.

10.11(6)	—	Registration Rights Agreement between Registrant and certain holders of Common Stock, dated November 6, 2003

10.12 (9)	—	First Amendment to Registration Rights Agreement between Registrant and certain holders of Common Stock, dated October 13, 2004

10.13 (10)	—	Asset Purchase Agreement dated December 23, 2005 by and between JupiterImages Corporation, VA Software Corporation, and Animation Factory, Inc.

23.1	—	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.2	—	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (see signature page)

31. 1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

†	Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

(1)	Incorporated by reference to the corresponding exhibit of Registrant’s form S-1 and the amendment thereto (Commission registration no. 333-88687).

(2)	Incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 7, 2003.

(3)	Incorporated by reference from Exhibit 10.16 of Registrant’s form S-1 and the amendments thereto (Commission registration no. 333-88687).

(4)	Incorporated by reference from Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).

(5)	Incorporated by reference from Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).

(6)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 7, 2003.

(7)	Incorporated by reference from Exhibit 10.42 of Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).

(8)	Incorporated by reference from Exhibit 10.43 of Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).

(9)	Incorporated by reference from Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).

(10)	Incorporated by reference from Exhibit 2.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2006 filed on April 10, 2006 (Commission file number 000-28369).

‡	Denotes a management contract or compensatory plan or arrangement.