Form 10-Q
period 2006-10-31
VA SOFTWARE CORP
filed 2006-12-11
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At November 30, 2006
Common Stock, $0.001 par value	66,102,498

PART I

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	October 31,	July 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,810	$14,753
Short-term investments	33,365	37,138
Accounts receivable, net of allowance of $157 and $202, respectively	5,451	5,365
Related party receivables	123	33
Inventories	3,570	1,091
Prepaid expenses and other current assets	1,732	1,026
Total current assets	58,051	59,406
Property and equipment, net	884	627
Long-term investments	4,612	1,152
Restricted cash, non current	1,000	1,000
Other assets	1,017	1,027
Total assets	$65,564	$63,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,710	$1,172
Accrued restructuring liabilities, current portion	1,592	1,592
Deferred revenue (including $175 and $129 related party deferred revenue, respectively)	2,154	2,320
Accrued liabilities and other	3,160	3,057
Total current liabilities	9,616	8,141
Accrued restructuring liabilities, net of current portion	4,117	4,515
Other long-term liabilities	1,162	1,178
Total liabilities	14,895	13,834
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock	66	65
Treasury stock	(4)	(4)
Additional paid-in capital	791,857	790,437
Accumulated other comprehensive loss	(15)	(25)
Accumulated deficit	(741,235)	(741,095)
Total stockholders’ equity	50,669	49,378
Total liabilities and stockholders’ equity	$65,564	$63,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended October 31,
	2006	2005
Net revenue:
Online Media revenue, including $21 and $21 of related party revenue, respectively	$3,703	$2,581
E-commerce revenue	4,461	3,586
Software revenue, including $73 and $219 of related party revenue, respectively	2,136	1,421
Net revenue	10,300	7,588
Cost of revenue:
Online Media cost of revenue	1,104	863
E-commerce cost of revenue	3,543	2,842
Software cost of revenue	370	276
Cost of revenue:	5,017	3,981
Gross margin	5,283	3,607
Operating expenses:
Sales and marketing	2,603	2,231
Research and development	1,573	1,514
General and administrative	1,949	1,612
Amortization of intangible assets	1	1
Total operating expenses	6,126	5,358
Loss from operations	(843)	(1,751)
Interest and other income, net	703	278
Loss from continuing operations	(140)	(1,473)
Discontinued operations:
Income from operations, net of taxes	-	239
Income from discontinued operations	-	239
Net loss	$(140)	$(1,234)
Other comprehensive income:
Unrealized gain on marketable securities and investments	10	39
Comprehensive loss	$(130)	$(1,195)
Loss per share from continuing operations:
Basic and diluted	$0.00	$(0.02)
Income per share from discontinued operations:
Basic and diluted	$0.00	$0.00
Net loss per share:
Basic and diluted	$0.00	$(0.02)
Shares used in per share calculations:
Basic and diluted	65,286	61,667

The accompanying notes are an integral part of these condensed consolidated financial statements

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended October 31,
	2006	2005
		(Revised)
Cash flows from operating activities:
Net loss	$(140)	$(1,234)
(Income) from discontinued operations	-	(239)
Net loss from continuing operations	$(140)	$(1,473)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangibles	136	194
Stock-based compensation expense	402	228
Provision for bad debts	45	(15)
Provision for excess and obsolete inventory	16	(17)
(Gain)/loss on sale of assets	(5)	1
Changes in assets and liabilities, net of disposition:
Accounts receivable	(221)	(587)
Inventories	(2,495)	(594)
Prepaid expenses and other assets	(697)	(439)
Accounts payable	1,538	(196)
Accrued restructuring liabilities	(398)	(553)
Deferred revenue	(166)	78
Accrued liabilities and other	103	(273)
Other long-term liabilities	(16)	(35)
Net cash used in operating activities from continuing operations	(1,898)	(3,681)
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(387)	(91)
Purchase of marketable securities	(22,411)	(5,702)
Sale of marketable securities	22,734	9,406
Other, net	-	(4)
Net cash (used in) provided by investing activities from continuing operations	(64)	3,609
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock, net	1,019	44
Other	-	(11)
Net cash provided by financing activities from continuing operations	1,019	33
Cash flows from discontinued operations:
Net cash provided by operating activities	-	228
Net cash provided by discontinued operations	-	228
Net increase (decrease) in cash and cash equivalents	(943)	189
Cash and cash equivalents, beginning of period	14,753	2,498
Cash and cash equivalents, end of period	$13,810	$2,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Overview

VA Software Corporation (“VA Software,” “VA” or the “Company”) was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation. Its wholly-owned subsidiary, OSTG, Inc. ("OSTG"), an operator of a network of Internet web sites, including Slashdot.org and SourceForge.net, serving the IT professional and software development communities, comprises the Online Media segment. OSTG’s wholly-owned subsidiary, ThinkGeek, Inc., an online sales retailer comprises the E-commerce segment. The Software segment develops, markets and supports a software application known as SourceForge Enterprise Edition ("SFEE").

In December 2005, the Company completed the sale of its Online Images business to Jupitermedia Corporation and no longer has operations in this segment. The sale met the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all financial information related to the Online Images business has been presented as discontinued operations in the accompanying condensed consolidated financial statements. See Note 8 — Discontinued Operations.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2006, its results of operations for the three months ended October 31, 2006 and October 31, 2005 and its cash flows for the three months ended October 31, 2006 and October 31, 2005 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three months ended October 31, 2006 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns approximately 14% of VA Linux Systems Japan, K.K.’s (“VA Linux Japan”) outstanding common stock. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, this investment is accounted for under the cost method. VA Linux Japan acts as a reseller of the Company’s SFEE application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG web sites for the Japanese market. There are $0.1 million of related-party receivables and $0.2 million of related-party deferred revenue associated with VA Linux Japan as of October 31, 2006 that are included in trade receivables and deferred revenue in the accompanying condensed consolidated balance sheets. There were $0.03 million of related-party receivables and $0.1 million of related-party deferred revenue associated with VA Linux Japan as of July 31, 2006 that were included in trade receivables and deferred revenue in the accompanying condensed consolidated balance sheets. There were $0.1 million and $0.2 million of related-party revenue associated with VA Linux Japan for the three months ended October 31, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the respective country’s local currency. The Company has liquidated all but a single foreign legal entity as of October 31, 2006. For the periods presented, no revenue was generated from foreign entities and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. A minimal cash balance is maintained in the remaining foreign entity for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of October 31, 2006 the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, is the Chief Executive Officer and the executive team. The Company currently operates as three reportable business segments: Online Media, E-commerce and Software. In December 2005, the Company sold its Online Images operations and no longer operates in this segment. All financial information related to this segment has been presented as discontinued operations (see Note 8).

The Company markets its products in the United States through its direct sales force and online web sites. Revenue for the three months ended October 31, 2006 and October 31, 2005, respectively, was generated primarily from sales to customers in the United States.

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

Cash, cash equivalents and investments consist of the following (in thousands) at market value:

	October 31,	July 31,
	2006	2006
Cash and cash equivalents:
Cash	$3,862	$2,774
Money market funds	4,786	2,615
Corporate securities	5,162	9,364
Total cash and cash equivalents	$13,810	$14,753

Short-term investments:
Government securities	$6,042	$23,483
Corporate securities	15,111	3,245
Asset backed securities	3,840	3,742
Money market securities	8,372	6,668
Total short-term investments	$33,365	$37,138

Long-term investments:
Government securities	$2,753	$752
Corporate securities	1,859	400
Total long-term investments	$4,612	$1,152

The contractual maturities of debt securities classified as available-for-sale at October 31, 2006 are as follows (in thousands):

October 31,
2006
Maturing 90 days or less from purchase	$5,162
Maturing between 90 days and one year from purchase	33,365
Maturing more than one year from purchase	4,612
Total available-for-sale debt securities	$43,139

Revenue Recognition

The Company applies the the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition,” for revenue recognition, unless modified as follows:

Online Media Revenue

Online Media revenue is primarily derived from cash sales of advertising space on the Company’s various web sites, as well as sponsorship and royalty related arrangements associated with advertising on these web sites. The Company recognizes Online Media revenue over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company’s obligations typically include guarantees of a minimum number of “impressions” (the number of times that an advertisement is viewed by users of the Company’s online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are achieved.

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

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company’s E-commerce revenue occurs in its second fiscal quarter, which in fiscal 2007, begins on November 1, 2006, and ends on January 31, 2007. As is typical in the retail industry, the Company generally experiences lower E-commerce revenue during the other quarters. The Company’s E-commerce revenue in a particular quarter are not necessarily indicative of future E-commerce revenue for a subsequent quarter or its full fiscal year.

Software Revenue

Software revenue is derived from fees for licenses of the Company’s SFEE software products, maintenance, hosting, consulting and training. The Company recognizes all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on the Company’s customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, hosting, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, the Company defers all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

Persuasive evidence of an arrangement exists.    The Company determines that persuasive evidence of an arrangement exists with respect to a customer when the Company has a written contract, which is signed by both the Company and the customer, or a purchase order from the customer when the customer has previously executed a standard license arrangement with the Company. The Company does not offer product return rights for its software products.

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

Collectibility is probable.    The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance for each customer. The Company typically sells to customers for whom there is a history of successful collection. New customers are subject to a credit review process, in which the customer’s financial position and ultimately such customer’s ability to pay are evaluated. If the Company determines from the outset that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

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

Services revenue consists of professional services, hosting fees and maintenance fees. In general, the Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

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

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

Stock Based Compensation Expense

The Company accounts for stock based compensation expense using SFAS 123(R) “Share-Based Payment.” which the Company adopted on August 1, 2005.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended October 31,
	2006	2005
Expected life (years)	6.25	7
Risk-free interest rate	4.82%	4.50%
Volatility	75.0%	91.7%
Dividend yield	None	None
Weighted-average fair value at grant date	$2.68	$1.21

The Company uses the simplified method for determining the expected term of options granted. Our computation of expected volatility for the three months ended October 31, 2006 and October 31, 2005 was based on historical implied volatility in our stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended October 31, 2006 and October 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures for stock options and restricted stock purchase rights with service conditions were estimated based on historical experience and the Company estimated forfeitures to be 20% annually for the three months ended October 31, 2006 and October 31, 2005. Forfeitures for restricted stock purchase rights with performance conditions were estimated based on the estimate of achieving the performance conditions and the Company estimated forfeitures to be 100% annually for the three months ended October 31, 2006.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	October 31,	July 31,
	2006	2006
Computer and office equipment (useful lives of 2 years)	$4,546	$4,188
Furniture and fixtures (useful lives of 2 to 4 years)	498	495
Leasehold improvements (useful lives of lesser of estimated life or lease term)	281	281
Software (useful lives of 2 to 5 years)	2,077	2,057
Total property and equipment	7,402	7,021
Less: Accumulated depreciation and amortization	(6,518)	(6,394)
Property and equipment, net	$884	$627

During the three months ended October 31, 2006, we capitalized $0.03 million of software development costs relating to the development of our SourceForge.net Marketplace platform.

Intangibles

Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three months ended October 31, 2006 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2006.

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of October 31, 2006		As of July 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Domain and trade names	$5,933	$(5,930)	$5,933	$(5,929)
Purchased technology	2,534	(2,534)	2,534	(2,534)
Total intangible assets	$8,467	$(8,464)	$8,467	$(8,463)

The aggregate amortization expense of intangible assets was minimal for the three month periods ending October 31, 2006 and October 31, 2005, respectively. The remaining net carrying amount of intangible assets will be amortized ratably through July 31, 2008.

Inventories

Inventories related to the Company’s E-commerce segment consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of October 31, 2006, an advertising agency, Neo@Ogilvy, accounted for approximately 10% of our gross account receivables.

For the three months ended October 31, 2006 and October 31, 2005, no one customer represented more than 10% of net revenue. The Company does not anticipate that any one customer will represent more than 10% of net revenue in the near future.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.

3. Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs. We exited these businesses to pursue our current Online Media, E-commerce and Software businesses and reduce our operating losses to improve cash flow. The restructuring liability of $5.7 million as of October 31, 2006 represents the remaining accrual from non-cancelable lease payments, which continue through 2010. This accrual is subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly.

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

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash payments	Balance at End of Period

For the three months ended October 31, 2005	$7,855	$(553)	$7,302
For the three months ended October 31, 2006	$6,107	$(398)	$5,709

Below is a summary of the components of the restructuring liability (in thousands):

	Short- Term	Long-Term	Total Liability
As of July 31, 2006	$1,592	$4,515	$6,107
As of October 31, 2006	$1,592	$4,117	$5,709

4. Computation of Per Share Amounts

In accordance with SFAS 128 “Earnings Per Share,” basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three months ended October 31, 2006 and October 31, 2005, respectively, the Company excluded all stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for those periods.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,
	2006	2005
Loss from continuing operations	$(140)	$(1,473)
Income from discontinued operations	-	239
Net loss	$(140)	$(1,234)

Weighted average shares - basic and diluted	65,286	61,667

Loss per share from continuing operations:
Basic and diluted	$0.00	$(0.02)

Income per share from discontinued operations:
Basic and diluted	$0.00	$0.00

Net loss per share:
Basic and diluted	$0.00	$(0.02)

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended October 31,
	2006	2005
Anti-dilutive securities:
Options to purchase common stock	8,951	10,541
Warrants	731	731
Total	9,682	11,272

The outstanding warrants expired unexercised on November 6, 2006.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for sale marketable securities.

6. Stockholders’ Equity and Stock-Based Compensation

Stock options plans

In fiscal 1999, the Company adopted and the board of directors approved the 1998 Stock Option Plan (the “1998 Plan”). Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through October 31, 2006, 48,815,437 options and stock purchase rights have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company’s common stock at terms and prices determined by the board of directors. The 1998 Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors. The Company’s policy is to issue new shares upon exercise of options under the 1998 Plan.

The Company’s 1999 Director’s Option Plan (the “Directors’ Plan”) was adopted by the Company’s board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors’ Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through October 31, 2006, 1,030,000 options have been granted under the Directors’ Plan. Under the Directors’ Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors’ Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected. The Directors’ Plan also provides that upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders’ meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant has an exercise price per share equal to the fair market value of the common stock at the date of grant, vest 25% immediately upon the grant date, one thirty-sixth per month thereafter and become fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director’s outstanding options will become fully vested and exercisable. Options granted under the Directors’ Plan must be exercised within three months of the end of the non-employee director’s tenure as a member of the board of directors, or within 12 months after a non-employee director’s termination by death or disability, provided that the option does not terminate earlier under its terms. Unless terminated sooner, the Directors’ Plan terminates automatically in 2009. The Company’s policy is to issue new shares upon exercise of options under the Directors’ Plan.

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

Restricted Stock Purchase Rights

In August 2006, the board of directors granted executive management as well as certain other employees, rights to purchase an aggregate of 747,500 restricted shares at $0.001 per share. The restricted stock purchase rights have both service and performance conditions attached to them. The weighted-average grant date fair value per share was $3.77.

A total of 515,000 shares were granted with service conditions. The service conditions have a three year vesting period as follows: 25% vest one year after the date of grant, an additional 25% vest two years after the date of grant and the remaining 50% vest three years after the date of grant.

A total of 232,500 shares were granted with performance conditions and vest based on the Company attaining certain performance conditions during its fiscal year ending July 31, 2007.

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended October 31,
	2006	2005
Included in cost of revenue
Online Media cost of revenue	$15	$8
E-commerce cost of revenue	4	3
Software cost of revenue	4	3
Total included in cost of revenue	23	14
Included in operating expenses
Sales and marketing	97	14
Research and development	35	34
General and administrative	247	157
Total included in operating expenses	379	205
Included in discontinued operations	-	9

Total stock-based compensation expense	$402	$228

The following table summarizes option and resticted stock purchase rights activities from July 31, 2005 through October 31, 2006:

			Stock Options Outstanding		Stock Options
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2005	11,508,412	-	11,226,046	$3.11
Granted	(1,902,000)	-	1,902,000	$3.68
Exercised	-	-	(2,847,520)	$3.00
Cancelled	1,317,974	-	(1,327,111)	$3.28

Balance at July 31, 2006	10,924,386	-	8,953,415	$3.56
Granted	(1,209,750)	747,500	462,250	$3.81
Exercised	-	-	(810,417)	$1.26
Cancelled	14,087	-	(14,087)	$1.54

Balance at October 31, 2006	9,728,723	747,500	8,591,161	$3.79	6.96	$10,497
Exercisable at October 31, 2006					6.04	$9,456

The aggregate intrinsic value in the above table is calculated as the difference between the October 31, 2006 closing price of our stock of $4.05 per share as reported by the Nasdaq Global Market and the exercise price of the shares. The weighted-average remaining contractual life of options exercisable as of October 31, 2006 was 6.04 years. The total number of in-the-money options exercisable as of October 31, 2006 was 5.0 million.

As of October 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $3.9 million which is expected to be recognized over the next 42 months on a weighted-average basis. The total intrinsic value of options exercised during the three months ended October 31, 2006 was $2.2 million. The options exercised during the three months ended October 31, 2005 had an insignificant intrinsic value. No significant tax benefit was realized from exercised options.

As of October 31, 2006, we have not repurchased any restricted stock and retain purchase rights to 747,500 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.01. As of October 31, 2006, total compensation cost related to stock purchase rights not yet recognized was $1.1 million which is expected to be recognized over the next 34 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at October 31, 2006 were as follows (in thousands, except years and per-share amounts):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.02 - $ 0.99	878	3.13	$0.40	875	$0.40
$ 1.00 - $ 1.90	973	7.68	1.58	641	1.54
$ 1.91 - $ 2.33	529	7.91	2.06	511	2.06
$ 2.45 - $ 2.45	1,085	7.67	2.45	1,085	2.45
$ 2.52 - $ 2.98	943	7.19	2.89	908	2.89
$ 3.00 - $ 3.46	906	4.98	3.09	846	3.06
$ 3.67 - $ 4.02	781	9.32	3.88	144	3.99
$ 4.02 - $ 4.57	1,253	8.50	4.30	561	4.52
$ 4.74 - $ 8.13	933	7.12	6.21	428	7.93
$ 8.75 - $ 64.12	311	3.80	23.15	311	23.15

$ 0.02 - $ 64.12	8,592	6.96	$3.79	6,310	$3.80

7. Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has three operating segments: Online Media, E-commerce and Software. In December 2005, the Company completed the sale of its Online Images business to Jupitermedia Corporation (“Jupitermedia”) and no longer has operations in this segment.

The Company’s Online Media segment consists of a network of Internet web sites serving the IT professional and software development communities. The Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company’s Software segment focuses on its SFEE software products. Other includes all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of intangible assets and amortization of deferred stock, that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments.

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

(in thousands)	Online Media	E-commerce	Software	Other	Eliminations	Total Company
Three Months Ended October 31, 2006
Revenue from external customers	$3,703	$4,461	$2,136	$-	$-	$10,300
Revenue from intersegments	$38	$-	$-	$-	$(38)	$-
Cost of revenue	$1,104	$3,543	$370	$-	$-	$5,017
Gross margin (1)	$2,599	$918	$1,766	$-	$-	$5,283
Operating income (loss)	$(270)	$259	$(832)	$-	$-	$(843)
Depreciation expense	$84	$2	$49	$-	$-	$135
Three Months Ended October 31, 2005
Revenue from external customers	$2,581	$3,586	$1,421	$-	$-	$7,588
Revenue from intersegments	$13	$-	$-	$-	$(13)	$-
Cost of revenue	$863	$2,842	$276	$-	$-	$3,981
Gross margin (1)	$1,718	$744	$1,145	$-	$-	$3,607
Operating income (loss)	$(262)	$136	$(1,625)	$-	$-	$(1,751)
Depreciation expense	$52	$9	$127	$-	$-	$188

(1) - Gross margin excludes intersegment revenues.

During the time periods covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites. Revenue for the three months ended October 31, 2006 and October 31, 2005 were primarily generated from sales to customers in the United States.

8. Discontinued Operations

In December 2005, the Company sold the net assets of its Online Images business to Jupitermedia for $9.4 million. At October 31, 2006, $0.1 million of the purchase price remains in an escrow account and is included in other current assets in the accompanying consolidated balance sheet. As specified in the agreement, the assets sold to Jupitermedia consisted primarily of intellectual property, inventories and property and equipment.

Income from discontinued operations consists of direct revenue and direct expenses of the Online Images business, including cost of revenue, as well as other fixed and allocated costs. For the three months ended October 31, 2005, the Online Images business generated net revenue of $0.6 million and income from operations of $0.2 million. There was no activity from discontinued operations for the three months ended October 31, 2006.

9. Litigation

The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation.  If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

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

10. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact of SFAS No. 155 on its consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, SFAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under SFAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

11. Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2006.

In conjunction with the sale of its Online Images business to Jupitermedia, the Company has agreed to indemnify Jupitermedia for losses arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. The maximum amount of the indemnification is $1.4 million and no claim for indemnification may be made until aggregate losses exceed $0.08 million. The term of the indemnification is generally through June 23, 2007; however, certain items have different indemnification periods. The Company believes that it has complied with all of those items for which it has agreed to indemnify Jupitermedia, and the Company has not been subject to any claims or suffered any losses, and Jupitermedia has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of October 31, 2006.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2006.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2006.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed 90 days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and emergence of the market for collaborative software development applications; the future functionality, business potential, demand for, efficiencies created by and adoption of SFEE; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended October 31, 2006 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2006.

Overview

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  On June 27, 2001, we announced our decision to exit our Linux-based hardware business.  Today, we do business under the name VA Software Corporation. Our wholly-owned subsidiary, OSTG, Inc. ("OSTG"), an operator of a network of Internet web sites, including Slashdot.org and SourceForge.net, serving the IT professional and software development communities, comprises our Online Media segment. OSTG’s wholly-owned subsidiary, ThinkGeek, Inc., an online sales retailer comprises our E-commerce segment. Our Software segment develops, markets and supports a software application known as SourceForge Enterprise Edition ("SFEE").

We currently view our business in three operating segments:  Online Media; E-commerce; and Software.  Our Online Media segment, which operates through OSTG, represents a network of Internet web sites, including SourceForge.net and Slashdot.org, serving primarily the IT professional and open source software development communities. Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek, Inc. (“ThinkGeek”), a wholly-owned subsidiary of OSTG.  Our Software segment focuses on our SFEE software products and services.

In December 2005, we completed the sale of our Online Images business to Jupitermedia and we no longer have operations in that segment.

Within the Online Media segment, during the first quarter of fiscal 2007 we reached record levels of ad impressions and unique visitors. As of October 31, 2006, OSTG reached more than 32 million unique visitors. Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 26% for the first quarter of fiscal 2007 from the same period in the prior year. Within the Software segment, we continued to increase the number of customers to whom we have sold our SFEE products, totaling 178 at October 31, 2006.

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

The following table sets forth our operating results from continuing operations for the periods indicated as a percentage of net revenue, represented by selected items from the unaudited condensed consolidated statements of operations. The results of our discontinued Online Images business are excluded from the operating results from continuing operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

	Three Months Ended October 31,
	2006	2005
Consolidated Statements of Operations Data:
Online Media revenue	36.0%	34.0%
E-commerce revenue	43.3	47.3
Software revenue	20.7	18.7
Net revenue	100.0%	100.0%
Online Media cost of revenue	10.7	11.4
E-commerce cost of revenue	34.4	37.5
Software cost of revenue	3.6	3.6
Cost of revenue	48.7	52.5
Gross margin	51.3	47.5
Operating expenses:
Sales and marketing	25.3	29.4
Research and development	15.3	20.0
General and administrative	18.9	21.2
Total operating expenses	59.5	70.6
Loss from operations	(8.2)	(23.1)
Interest and other income, net	6.8	3.7
Loss from continuing operations	(1.4%)	(19.4%)

Net Revenue

The following table summarizes our net revenues by business segment:

	Three Months Ended		% Change
	October 31, 2006	October 31, 2005
($ in thousands)
Online Media revenue	$3,703	$2,581	43%
E-commerce revenue	4,461	$3,586	24%
Software revenue	2,136	1,421	50%
Net revenue	$10,300	$7,588	36%

Sales for the three months ended October 31, 2006 and October 31, 2005 were primarily to customers located in the United States of America.

For the three months ended October 31, 2006 and October 31, 2005, respectively, no one customer represented 10% or greater of net revenue. We do not anticipate that any one customer will represent more than 10% of net revenue in the near future.

Net Revenue by Segment

Online Media Revenue

	Three Months Ended		% Change
	October 31, 2006	October 31, 2005
($ in thousands)
Online Media revenue	$3,703	$2,581	43%
Percentage of total net revenue	36%	34%

During the three months ended October 31, 2006, Online Media revenue was derived primarily from cash sales of advertising space on our various web sites and sponsorship related arrangements associated with advertising on these web sites as well as contextually-relevant advertising associated with advertising on these web sites.

	Three Months Ended		% Change
	October 31, 2006	October 31, 2005
($ in thousands)
Cash advertising	$2,849	$1,798	58%
Sponsorships	164	118	39%
Other revenue	690	665	4%
Online Media revenue	$3,703	$2,581	43%

Cash advertising revenue is derived from advertisements or services delivered to advertisers. Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data, generally a lead. The increase in cash advertising is due to new customers as well as greater participation by existing customers in the programs we offer.

Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. The increase in sponsorship revenue during the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, is due to new customers participating in our sponsorship offerings.

Other revenue consists primarily of paid search, contextually-relevant advertising and referral fees.

E-commerce Revenue

	Three Months Ended		% Change
	October 31, 2006	October 31, 2005

E-commerce revenue (in thousands)	$4,461	$3,586	24%
Percentage of total net revenue	43%	47%
Number of Orders (per quarter)	69,162	54,957	26%
Avg. order size (in whole dollars)	$64.50	$65.25	(1%)

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth in the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, was primarily due to increased consumer awareness of our site as well as affiliate programs that drove more traffic to our site. As a result of our efforts we experienced a 26% increase in the number of orders placed year-over-year. We expect E-commerce revenue to continue to grow as our E-commerce customer base grows.

Software Revenue

	Three Months Ended		% Change
	October 31, 2006	October 31, 2005
($ in thousands)
Software revenue	$2,136	$1,421	50%
Percentage of total net revenue	21%	19%
Aggregate # of customers sold to	178	136	31%
Avg. contract value	$64	$68	(6%)

Software revenue consists principally of fees for licenses of our SFEE software products, maintenance, hosting, consulting and training.

The growth during the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, was primarily related to increased licensing revenue of $0.4 million, maintenance revenue of $0.2 million and hosting related revenue of $0.1 million. We increased the number of customers to whom we have licensed SFEE to 178 at October 31, 2006 as compared with 136 at October 31, 2005. The average value of contracts sold during the three months ended October 31, 2006 decreased by 6% as compared with the three months ended October 31, 2005. The average contract value was impacted by the lower value of contracts from customers who acquired additional licenses, as well as related maintenance and professional services, following their download of the initial 15 free users offered by our SFEE Free Download program.

We expect Software revenue to continue to increase as we add new customers and we grow our returning customer base.

Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	October 31, 2006	October 31, 2005
Cost of revenue	$5,017	$3,981	26%
Gross margin	5,283	3,607	46%
Gross margin %	51%	48%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites and with providing software professional services, cost of equipment used for delivering our media content and product costs associated with our E-commerce business.

Gross margins increased for the three months ended October 31, 2006 as compared with the three months ended October 31, 2005, due primarily to an increase in the Online Media gross margin as we leveraged our infrastructure costs to deliver increased revenue and an increase in the Software gross margin due to the increased revenue, primarily license revenue, which has a high gross margin.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	October 31, 2006	October 31, 2005
Online Media cost of revenue	$1,104	$863	28%
Online Media gross margin	2,599	1,718	51%
Online Media gross margin %	70%	67%

Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of the sites and the costs of providing and running advertising campaigns. The increase in Online Media gross margin percentages for the three months ended October 31, 2006, as compared to the three months ended  October 31, 2005, was primarily driven by the increase in Online Media revenue partially offset by slightly higher cost of revenue. The increase in cost of revenue was primarily due to increased costs of our ad serving system, increased operations costs including an increase in headcount and co-location costs.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		% Change
	October 31, 2006	October 31, 2005
($ in thousands)
E-commerce cost of revenue	$3,543	$2,842	25%
E-commerce gross margin	918	744	23%
E-commerce gross margin %	21%	21%

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions. The increase in E-commerce cost of revenue in absolute dollars was primarily due to increased product costs, shipping costs and fulfillment costs. The increase in product, shipping and fulfillment costs were the result of increased E-commerce revenue levels. E-commerce gross margin percentages remained constant for the three months ended October 31, 2006, as compared to the three months ended October 31, 2005. We expect E-commerce cost of revenue in absolute dollars to grow proportionately with E-commerce revenue in the future. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

Software Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	October 31, 2006	October 31, 2005
Software cost of revenue	$370	$276	34%
Software gross margin	1,766	1,145	54%
Software gross margin %	83%	81%

Software cost of revenue consists of personnel and related overhead costs and outside service provider costs associated with delivering software, customer hosting, support and professional services.

The increase in Software gross margin percentage for the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, was primarily the result of increased revenue of $0.7 million, offset by increased cost of revenue of $0.1 million. The increase in cost of revenue is primarily related to an increase in our costs of providing services to customers and to costs associated with hosting customer installations.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

	Three Months Ended		% Change
($ in thousands)	October 31, 2006	October 31, 2005
Sales and Marketing	$2,603	$2,231	17%
Percentage of total net revenue	25%	29%
Headcount	33	27

The increase in sales and marketing expenses in the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, was primarily due to increases in personnel related costs of $0.1 million, commission expense of $0.1 million, stock compensation expense of $0.1 million and direct marketing expense of $0.1 million. The increase in personnel related costs is a result of increased headcount in our Online Media business, the increase in commission expense was primarily related to the increased revenue from our Software segment and the increase in stock compensation expense is related to stock options and restricted stock awards granted. The decrease as a percentage of net revenue was due to increased revenue levels. We believe that our sales and marketing expenses in absolute dollars will increase in the future as we intend to increase our sales force.  However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media and Software segments. We expense all of our research and development costs as they are incurred.

	Three Months Ended		% Change
($ in thousands)	October 31, 2006	October 31, 2005
Online Media	$921	$608	51%
E-commerce	58	72	(19%)
Software	594	834	(29%)
Research and Development	$1,573	$1,514	4%
Percentage of total net revenue	15%	20%
Headcount	33	34

Research and development expense increased slightly in absolute dollars in the three months ended October 31, 2006, as compared to the three months ended October 31, 2005. Online Media R&D expenses increased by $0.3 million due to additional personnel expense and outside contractor costs for our SourceForge.net web site. Software R&D expenses decreased by $0.2 million primarily due to a decrease in personnel expenses for our SFEE product. The decrease as a percentage of net revenue was primarily due to increased revenue levels. We expect R&D expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

In accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs incurred in the R&D of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. To date, our software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to R&D expense in the accompanying consolidated statements of operations. Going forward, should technological feasibility occur prior to the completion of our software development, all costs incurred between technological feasibility and software development completion will be capitalized.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. During the three months ended October 31, 2006, we capitalized $0.03 million of software development costs relating to the development of our SourceForge.net Marketplace platform.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, bad debts and professional fees for accounting and legal services.

	Three Months Ended		% Change
($ in thousands)	October 31, 2006	October 31, 2005
General and Administrative	$1,949	$1,612	21%
Percentage of total net revenue	19%	21%
Headcount	22	20

The increase in general and administrative expenses in absolute dollars in the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, was primarily related to stock-based compensation expense of $0.1 million and increased personnel related expenses of $0.2 million. The increase in stock-based compensation was primarily related to stock options granted to new executive personnel and the increase in personnel related expenses was primarily due to increased headcount. General and adminstrative expense decreased slightly as a percentage of net revenue due to the increase in expenses being slightly lower than the increase in revenue. We expect general and administrative expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The remaining restructuring liability of $5.7 million as of October 31, 2006 represents the accrual from non-cancelable lease payments, which continue through 2010.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals quarterly.

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

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash payments	Balance at End of Period

For the three months ended October 31, 2005	$7,855	$(553)	$7,302
For the three months ended October 31, 2006	$6,107	$(398)	$5,709

Interest and Other Income, Net

	Three Months Ended		% Change
	October 31, 2006	October 31, 2005
($ in thousands)
Interest Income	$701	$287	144%
Interest Expense	$(2)	$(3)	(33%)
Other Income (Expense)	$4	$(6)	(167%)

The increase in interest income in the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, was due to increased returns on our cash as a result of increased cash balances from the same period for the prior year and increased interest rates.

Income Taxes

As of October 31, 2006, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

	Three Months Ended October 31,
($ in thousands)	2006	2005
Net cash provided by (used in):
Continuing operations
Operating activities	$(1,898)	$(3,681)
Investing activities	(64)	3,609
Financing activities	1,019	33
Discontinued operations	-	228
Net increase (decrease) in cash and cash equivalents	$(943)	$189

Our principal sources of cash as of October 31, 2006 are our existing cash, cash equivalents and investments of $51.8 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents decreased by $0.9 million, and investments decreased by $0.3 million at October 31, 2006 when compared to July 31, 2006. This decrease is primarily due to cash used in operations and cash used for capital expenditures, offset in part by cash proceeds from the exercise of stock options.

The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year-to-year fluctuations discussed can be calculated from the consolidated statements of cash flows.

Operating Activities

The decrease in cash usage related to operating activities in the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, was primarily the result of an increase of $1.7 million in accounts payable, a decrease in net loss (excluding all non-cash items) of $1.5 million, a decrease in accounts receivable of $0.4 million and a decrease in accrued liabilities and other of $0.4 million, offset partly by an increase in inventories of $1.9 million, an increase in prepaids and other assets of $0.3 million and a decrease in deferred revenue of $0.2 million. The increase related to accounts payable was the result of increased purchasing activity, primarily related to our inventory purchases. The increase related to accounts receivable is due primarily to improved collections in the first quarter of fiscal 2007. The decrease related to accrued liabilities and other is primarily due to payment of expenses accrued for audit and Sarbanes-Oxley compliance in the first quarter of fiscal 2006. The increase related to inventories was primarily the result of increased purchasing levels in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006. The increase related to prepaid expenses and other assets was primarily the result of inventory prepayments in the first quarter of fiscal 2007. The decrease in deferred revenue was primarily due to the timing of maintenance renewals of our Software business.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

The decrease in cash provided by investing activities in the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, was primarily the result of a decrease in net sales of marketable securities of $3.4 million. During the first quarter of fiscal 2007, we had a net sale of $0.3 million of marketable securities compared to a net sale of $3.7 million in the first quarter of fiscal 2006. In the first quarter of fiscal 2007, we purchased $0.4 million of computer equipment, primarily to continue to invest in the infrastructure of our Online Media business operations, as compared to purchases of $0.1 million in the first quarter of fiscal 2006.

Financing Activities

The increase in cash provided by financing activities in the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, was the result of an increase in the proceeds from the issuance of common stock primarily from increased exercises of stock options by our employees. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

As of October 31, 2006 and July 31, 2006, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to the corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million letter of credit will decline as the Company meets certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations and build out of our SourceForge.net Marketplace platform and related support systems and infrastructure, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2007 under our current business strategy, however, if we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond fiscal year 2007. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond our fiscal year 2007. See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of October 31, 2006 (in thousands):

		Fiscal years ending July 31,
	Total	2007	2008 and 2009	2010 and 2011	Beyond Fiscal 2011
Gross Operating Lease Obligations	$13,460	$2,732	$7,539	$3,189	$-
Sublease Income	(4,131)	(1,033)	(2,160)	(938)	-
Net Operating Lease Obligations	9,329	1,699	5,379	2,251	-

Purchase Obligations	3,199	3,199	-	-	-
Total Obligations	$12,528	$4,898	$5,379	$2,251	$-

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.   SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006, with earlier adoption permitted.  We are currently evaluating the impact of SFAS No. 155 on our consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, SFAS No. 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under SFAS No. 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments.  The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 will have a material impact on our financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

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

The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of October 31, 2006. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of October 31, 2006:
Cash equivalents	$5,162
Weighted-average interest rate	5.25%
Short-term investments		$33,365
Weighted-average interest rate		5.21%
Long-term investments			$4,612
Weighted-average interest rate			5.32%

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

Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the ’34 Act) as of the date of this report that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92, with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

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

Risks Related To Our Online Media Business

If our online media business fails to attract and retain users, particularly users who create and post original content on our sites, our financial results will be adversely affected.

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate:

•	Creation of user-generated content,

•	Participation in discussion surrounding such user-generated content, and

•	Evaluation of user-generated content.

We cannot assure that any new tools or services that we offer to facilitate creation of user-generated content will be developed and/or improved in a timely or cost-effective manner. If we are unable to develop and/or improve tools and services facilitating creation of user-generated content, or if our infrastructure is not suffiently robust to ensure that such tools and services are highly available, we will be unable to attract, retain and expand a loyal user base that is desirable to advertisers, resulting in an inability to generate sufficient revenue to grow our online business.

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

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Because we derive a large part of our revenue from advertising fees, decreases in or delays of advertising spending could reduce our revenue or negatively impact our ability to grow our revenue. Even if economic conditions improve, marketing budgets and advertising spending may not increase from current levels.

The market in which SourceForge.net participates is becoming more competitive, and if we do not compete effectively, our online business could be harmed.

SouceForge.net hosts more than 135,000 open source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site.  Recently, Google, Inc. (“Google”) has begun offering open source code hosting and search capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Further, other companies and organizations offer open source code hosting, open source code search, and open source software development-related services.  Our competitors may be able to respond more quickly and effectively than we can to new or changing open source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our online business could be negatively impacted.

We are devoting significant research and development resources and spending to development of the SourceForge.net Marketplace, so if it does not achieve market acceptance once launched we may experience operating losses.

In the first quarter of fiscal 2007, which ended October 31, 2006, we spent $0.9 million on research and development within our Online Media business, including expenses related to the development of our SourceForge.net Marketplace offering.  We expect to allocate an increasing portion of our research and development resources to the SourceForge.net Marketplace for the foreseeable future, a portion of which may be capitalized as internally-developed software. There can be no assurance, however, that we will be sufficiently successful in marketing, upgrading and supporting the SourceForge.net Marketplace to offset our substantial research and development expenditures. Once we begin offering the SourceForge.net Marketplace, failure to grow revenue derived from the SourceForge.net Marketplace sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

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

During and prior to the first quarter of fiscal year 2007, we experienced service interruptions with our online sites, including service outages associated with our SourceForge.net and Slashdot.org sites.  Service interruptions during the first quarter of fiscal year 2007 were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

We are devoting a significant research and development resources and spending to our SFEE application, so if this software does not achieve market acceptance we may experience operating losses.

In the first quarter of fiscal 2007, which ended October 31, 2006, we had spent $0.6 million and in fiscal year 2006 we spent $3.2 million on research and development associated with our SFEE software application.  We expect to continue to allocate a substantial portion of our research and development resources to SFEE for the foreseeable future.  There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SFEE to offset our substantial research and development expenditures. A failure to grow software revenue sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to IT spending;

•	the discretionary nature of our online media and software customers’ purchase and budget cycles;

•	the size and timing of online media and software customer orders;

•	long software and online media sales cycles;

•	our ability to retain skilled engineering and sales personnel;

•	economic conditions relating to online advertising and sponsorship, and E-commerce;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

•	our ability to keep our web sites operational at a reasonable cost.

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

During the three months ended October 31, 2006 we experienced negative cash flow from operations and although we generated cash from operations during fiscal 2006, which ended July 31, 2006, we have historically experienced cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a loss of $0.1 million for our first fiscal quarter ended October 31, 2006 and have an accumulated deficit of $741.2 million as of October 31, 2006.  We may incur net losses in the future.  Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

If we do not effectively compete with new and existing SFEE competitors, our software revenue will not grow and may decline, which will adversely impact our financial results.

We believe that the emerging collaborative software development market continues to be fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. Competition in related markets is intense. If our products gain market acceptance, we expect the competition to rapidly intensify as new competitors enter the marketplace. Our potential competitors include companies entrenched in closely related markets who may choose to enter and focus on collaborative software development. We expect competition to intensify in the future if the market for collaborative software development applications continues to expand. Our potential competitors include providers of software and related services as well as providers of hosted application services. Many of our potential competitors have significantly more resources, more experience, longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, open source and free-of-charge closed source code can be obtained through commercial vendors or downloaded and used on an ad hoc basis to address some collaborative software development challenges.  We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source and free-of-charge closed source code will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business. Because individual product sales often lead to a broader customer relationship, our products must be able to successfully compete with and complement numerous competitors’ current and potential offerings. Moreover, we may be forced to compete with our strategic partners, and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive position and operating results.

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

We have made and will continue to make significant investments in research, development and marketing for new products and services. For example, we are building a SourceForge.net Marketplace platform, including related support systems and infrastructure.  Investments in new technology are inherently speculative.

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

Our ability to successfully offer our services and grow our business requires an effective planning and management process. We updated our operations and financial systems, procedures and controls following our strategic decision to exit the hardware business, however, we still rely on manual processes and procedures that may not scale commensurately with growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. If we cannot grow our businesses, and manage that growth effectively, or if we fail to implement in a timely manner appropriate internal systems, procedures, controls and necessary automation and improvements to these systems, our businesses will suffer.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of fiscal year 2007, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $3.32 to $4.64 per share and the closing sale price on October 31, 2006, the last trading day of the first quarter of our fiscal year 2007, was $4.05 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. Our corporate headquarters, the majority of our research and development activities, our third-party data center and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

System disruptions could adversely affect our future operating results.

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. Our Internet advertising revenue relates directly to the number of advertisements delivered to our users. System interruptions or delays that result in the unavailability of Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of our Internet channels to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. In the past twelve months, some of our sites have experienced a small number of brief service interruptions. We will continue to suffer future interruptions from time to time whether due to capacity constraints, natural disasters, telecommunications failures, other system failures, rolling blackouts, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenue and financial condition.

Item 6. Exhibits

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

VA SOFTWARE CORPORATION

By:	/s/ ALI JENAB
Ali Jenab President and Chief Executive Officer

By:	/s/ PATRICIA S. MORRIS
Patricia S. Morris Senior Vice President and Chief Financial Officer
Date: December 8, 2006

EXHIBIT INDEX

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.