Form 10-Q
period 2007-01-31
VA SOFTWARE CORP
filed 2007-03-12
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer [   ]  Accelerated filer [X]  Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At February 28, 2007
Common Stock, $0.001 par value	67,621,932

PART I

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	January 31,	July 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$7,117	$14,753
Short-term investments	43,998	37,138
Accounts receivable, net of allowance of $182 and $202, respectively	5,728	5,365
Related party receivables	79	33
Inventories	2,462	1,091
Prepaid expenses and other current assets	1,583	1,026
Total current assets	60,967	59,406
Property and equipment, net	1,232	627
Long-term investments	4,972	1,152
Restricted cash, non current	1,000	1,000
Other assets	1,005	1,027
Total assets	$69,176	$63,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,219	$1,172
Accrued restructuring liabilities, current portion	1,593	1,592
Deferred revenue (including $184 and $129 related party deferred revenue, respectively)	2,357	2,320
Accrued liabilities and other	3,098	3,057
Total current liabilities	9,267	8,141
Accrued restructuring liabilities, net of current portion	3,718	4,515
Other long-term liabilities	1,097	1,178
Total liabilities	14,082	13,834
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock	68	65
Treasury stock	(4)	(4)
Additional paid-in capital	794,508	790,437
Accumulated other comprehensive loss	(19)	(25)
Accumulated deficit	(739,459)	(741,095)
Total stockholders’ equity	55,094	49,378
Total liabilities and stockholders’ equity	$69,176	$63,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Net revenue:
Online Media revenue, including $21, $21, $43 and $43 of related party revenue, respectively	$3,827	$2,694	$7,530	$5,275
E-commerce revenue	13,277	9,062	17,738	12,648
Software revenue, including $73, $80, $147 and $291 of related party revenue, respectively	1,720	2,970	3,856	4,391
Net revenue	18,824	14,726	29,124	22,314
Cost of revenue:
Online Media cost of revenue	1,186	937	2,290	1,800
E-commerce cost of revenue	9,608	6,529	13,151	9,371
Software cost of revenue	374	311	744	587
Cost of revenue	11,168	7,777	16,185	11,758
Gross margin	7,656	6,949	12,939	10,556
Operating expenses:
Sales and marketing	2,927	2,771	5,530	5,002
Research and development	1,384	1,621	2,957	3,135
General and administrative	2,159	1,733	4,108	3,345
Amortization of intangible assets	1	1	2	2
Total operating expenses	6,471	6,126	12,597	11,484
Income (loss) from operations	1,185	823	342	(928)
Interest and other income, net	727	208	1,431	495
Income (loss) from continuing operations before income taxes	1,912	1,031	1,773	(433)
Provision for income taxes	136	(41)	137	(32)
Income (loss) from continuing operations	1,776	1,072	1,636	(401)
Discontinued operations:
Income from operations, net of taxes	-	91	-	330
Gain on sale, net of taxes	-	9,340	-	9,340
Income from discontinued operations	-	9,431	-	9,670
Net income	$1,776	$10,503	$1,636	$9,269
Other comprehensive income:
Unrealized gain (loss) on marketable securities and investments	(4)	40	6	(2)
Foreign currency translation gain	-	104	-	36
Comprehensive income	$1,772	$10,647	$1,642	$9,303
Income (loss) per share from continuing operations:
Basic	$0.03	$0.02	$0.02	$(0.01)
Diluted	$0.03	$0.02	$0.02	$(0.01)
Income per share from discontinued operations:
Basic	$0.00	$0.15	$0.00	$0.16
Diluted	$0.00	$0.15	$0.00	$0.16
Net income per share:
Basic	$0.03	$0.17	$0.02	$0.15
Diluted	$0.03	$0.17	$0.02	$0.15
Shares used in per share calculations:
Basic	66,827	61,727	66,056	61,698
Diluted	69,248	62,984	68,666	62,837

The accompanying notes are an integral part of these condensed consolidated financial statements

VA SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended January 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,636	$9,269
(Income) from discontinued operations	-	(9,670)
Income (loss) from continuing operations	$1,636	$(401)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of intangibles	276	309
Stock-based compensation expense	856	378
Provision for bad debts	71	(4)
Provision for excess and obsolete inventory	(8)	(18)
(Gain)/loss on sale of assets	(5)	125
Changes in assets and liabilities, net of disposition:
Accounts receivable	(480)	234
Inventories	(1,363)	(723)
Prepaid expenses and other assets	(536)	(178)
Accounts payable	1,047	553
Accrued restructuring liabilities	(796)	(952)
Deferred revenue	37	684
Accrued liabilities and other	41	141
Other long-term liabilities	(81)	(46)
Net cash provided by operating activities from continuing operations	695	102
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(875)	(161)
Purchase of marketable securities	(41,411)	(24,761)
Sale of marketable securities	30,737	23,964
Other, net	-	(3)
Net cash used in investing activities from continuing operations	(11,549)	(961)
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock, net	3,218	108
Other	-	(11)
Net cash provided by financing activities from continuing operations	3,218	97
Effect of exchange rate changes on cash and cash equivalents	-	(16)
Cash flows from discontinued operations:
Net cash provided by operating activities	-	274
Net cash used in investing activities	-	(2)
Proceeds from sale of Online Images business, net	-	8,033
Net cash provided by discontinued operations	-	8,305
Net increase (decrease) in cash and cash equivalents	(7,636)	7,527
Cash and cash equivalents, beginning of period	14,753	2,498
Cash and cash equivalents, end of period	$7,117	$10,025

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VA SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Overview

VA Software Corporation (“VA Software,” “VA” or the “Company”) was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, the Company announced its decision to exit its Linux-based hardware business. Today, the Company does business under the name VA Software Corporation. Its wholly-owned subsidiary, OSTG, Inc. ("OSTG"), an operator of a network of Internet web sites, including SourceForge.net and Slashdot.org, serving the IT professional, software development and open source communities, comprises the Online Media segment. OSTG’s wholly-owned subsidiary, ThinkGeek, Inc., an online sales retailer, comprises the E-commerce segment. The Software segment develops, markets and supports a software application known as SourceForge Enterprise Edition ("SFEE").

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2007, its results of operations for the three and six months ended January 31, 2007 and January 31, 2006 and its cash flows for the six months ended January 31, 2007 and January 31, 2006 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used, or changes in accounting estimates, could materially impact the financial statements.

There have been no significant changes to the Company’s critical accounting estimates during the three and six months ended January 31, 2007 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of VA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns approximately 14% of VA Linux Systems Japan, K.K.’s (“VA Linux Japan”) outstanding common stock. As the Company holds less than 20% of the voting stock of VA Linux Japan and does not otherwise exercise significant influence, this investment is accounted for under the cost method. VA Linux Japan acts as a reseller of the Company’s SFEE application to customers in Japan and, pursuant to a license agreement with the Company, resyndicates certain OSTG web sites for the Japanese market. There are $0.1 million of related-party receivables and $0.2 million of related-party deferred revenue associated with VA Linux Japan as of January 31, 2007 that are included in trade receivables and deferred revenue in the accompanying condensed consolidated balance sheets. There were $0.03 million of related-party receivables and $0.1 million of related-party deferred revenue associated with VA Linux Japan as of July 31, 2006 that were included in trade receivables and deferred revenue in the accompanying condensed consolidated balance sheets. There were $0.1 million and $0.1 million of related-party revenue associated with VA Linux Japan for the three months ended January 31, 2007 and January 31, 2006, respectively. There were $0.2 million and $0.3 million of related-party revenue associated with VA Linux Japan for the six months ended January 31, 2007 and January 31, 2006, respectively.

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the respective country’s local currency. The Company has liquidated all but a single foreign legal entity as of January 31, 2007. For the periods presented, no revenue was generated from foreign entities and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. A minimal cash balance is maintained in the remaining foreign entity for legal purposes. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of January 31, 2007 the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and online web sites. Revenue for the three and six months ended January 31, 2007 and January 31, 2006, respectively, was generated primarily from sales to customers in the United States.

Cash, Cash Equivalents and Investments

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

Cash, cash equivalents and investments consist of the following (in thousands) at market value:

	January 31,	July 31,
	2007	2006

Cash and cash equivalents:
Cash	$2,566	$2,774
Money market funds	3,466	2,615
Corporate securities	1,085	9,364
Total cash and cash equivalents	$7,117	$14,753

Short-term investments:
Government securities	$8,347	$23,483
Corporate securities	20,107	3,245
Asset backed securities	5,480	3,742
Money market securities	10,064	6,668
Total short-term investments	$43,998	$37,138

Long-term investments:
Government securities	$2,636	$752
Corporate securities	2,336	400
Total long-term investments	$4,972	$1,152

The contractual maturities of debt securities classified as available-for-sale at January 31, 2007 are as follows (in thousands):

January 31,
2007

Maturing 90 days or less from purchase	$1,085
Maturing between 90 days and one year from purchase	43,998
Maturing more than one year from purchase	4,972
Total available-for-sale debt securities	$50,055

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” for revenue recognition, unless modified as follows:

Online Media Revenue

Online Media revenue is primarily derived from cash sales of advertising space on the Company’s various web sites, as well as sponsorship and royalty related arrangements associated with advertising on these web sites. The Company recognizes Online Media revenue over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company’s obligations may include guarantees of a minimum number of “impressions” (the number of times that an advertisement is viewed by users of the Company’s online services). To the extent that minimum guaranteed impressions are not met in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are achieved.

E-commerce Revenue

E-commerce revenue is derived from the online sale of consumer goods. The Company recognizes E-commerce revenue from the sale of consumer goods in accordance with SAB No. 104, “Revenue Recognition.” Under SAB No. 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company’s E-commerce revenue has occurred in the Company’s second fiscal quarter, which for fiscal 2007, began on November 1, 2006, and ended on January 31, 2007. As is typical in the retail industry, the Company generally experiences lower E-commerce revenue during the other quarters. The Company’s E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or its full fiscal year.

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

Stock Based Compensation Expense

The Company accounts for stock based compensation expense using SFAS No. 123(R) “Share-Based Payment”, which the Company adopted on August 1, 2005.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Expected life (years)	6	7	6.15	7
Risk-free interest rate	4.59%	4.43%	4.73%	4.34%
Volatility	72.8%	83.2%	74.2%	86.7%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$3.34	$1.35	$2.94	$1.29

The Company uses the simplified method for determining the expected term of options granted. Our computation of expected volatility for the three and six months ended January 31, 2007 and January 31, 2006 was based on historical implied volatility in our stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended January 31, 2007 and January 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures for stock options and restricted stock purchase rights with service conditions were estimated based on historical experience and the Company estimated forfeitures to be 20% annually for the three and six months ended January 31, 2007 and January 31, 2006. Forfeitures for restricted stock purchase rights with performance conditions were estimated based on the estimate of achieving the performance conditions and the Company estimated forfeitures to be 100% for the three and six months ended January 31, 2007.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	January 31,	July 31,
	2007	2006

Computer and office equipment (useful lives of 2 years)	$4,616	$4,188
Furniture and fixtures (useful lives of 2 to 4 years)	499	495
Leasehold improvements (useful lives of lesser of estimated life or lease term)	283	281
Software (useful lives of 2 to 5 years)	2,492	2,057
Total property and equipment	7,890	7,021
Less: Accumulated depreciation and amortization	(6,658)	(6,394)
Property and equipment, net	$1,232	$627

During the three and six months ended January 31, 2007, we capitalized $0.4 million and $0.4 million, respectively, of software development costs relating to the development of our SourceForge.net Marketplace platform.

Intangibles

Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the six months ended January 31, 2007 that would indicate a possible impairment in the carrying value of intangible assets at January 31, 2007.

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of January 31, 2007		As of July 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Domain and trade names	$5,933	$(5,930)	$5,933	$(5,929)
Purchased technology	2,534	(2,534)	2,534	(2,534)
Total intangible assets	$8,467	$(8,464)	$8,467	$(8,463)

The aggregate amortization expense of intangible assets was minimal for the three and six month periods ended January 31, 2007 and January 31, 2006, respectively. The remaining net carrying amount of intangible assets will be amortized ratably through July 31, 2008.

Inventories

Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of January 31, 2007, Starcom IP, an advertising agency representing several advertisers, accounted for approximately 10% of our gross account receivables.

For the three and six months ended January 31, 2007 and January 31, 2006, no one customer represented more than 10% of net revenue. The Company does not anticipate that any one customer will represent more than 10% of net revenue in the near future.

3. Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs. We exited these businesses to pursue our current Online Media, E-commerce and Software businesses and reduce our operating losses to improve cash flow. The restructuring liability of $5.3 million as of January 31, 2007 represents the remaining accrual from non-cancelable lease payments, which continue through 2010. This accrual is subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals quarterly.

All charges as a result of restructuring activities have been recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash payments	Balance at End of Period

For the six months ended January 31, 2006	$7,855	$(952)	$6,903
For the six months ended January 31, 2007	$6,107	$(796)	$5,311

Below is a summary of the components of the restructuring liability (in thousands):

	Short- Term	Long-Term	Total Liability

As of July 31, 2006	$1,592	$4,515	$6,107
As of January 31, 2007	$1,593	$3,718	$5,311

4. Computation of Per Share Amounts

In accordance with SFAS 128 “Earnings Per Share,” basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Income (loss) from continuing operations	$1,776	$1,072	$1,636	$(401)
Income from discontinued operations	-	9,431	-	9,670
Net income	$1,776	$10,503	$1,636	$9,269

Weighted average shares - basic	66,827	61,727	66,056	61,698
Effect of dilutive potential common shares	2,421	1,257	2,610	1,139
Weighted average shares - diluted	69,248	62,984	68,666	62,837

Income (loss) per share from continuing operations:
Basic	$0.03	$0.02	$0.02	$(0.01)
Diluted	$0.03	$0.02	$0.02	$(0.01)

Income per share from discontinued operations:
Basic	$0.00	$0.15	$0.00	$0.16
Diluted	$0.00	$0.15	$0.00	$0.16

Net income per share:
Basic	$0.03	$0.17	$0.02	$0.15
Diluted	$0.03	$0.17	$0.02	$0.15

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Anti-dilutive securities:
Options to purchase common stock	2,766	7,602	3,139	8,092
Warrants (1)	-	731	-	731
Total	2,766	8,333	3,139	8,823

(1) The outstanding warrants expired unexercised on November 6, 2006.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for sale marketable securities.

6. Stockholders’ Equity and Stock-Based Compensation

Stock options plans

In fiscal 1999, the Company adopted and the board of directors approved the 1998 Stock Option Plan (the “1998 Plan”). Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through January 31, 2007, 49,015,437 options and stock purchase rights have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company’s common stock at terms and prices determined by the board of directors. The 1998 Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors. The Company’s policy is to issue new shares upon exercise of options under the 1998 Plan.

The Company’s 1999 Director’s Option Plan (the “Directors’ Plan”) was adopted by the Company’s board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors’ Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through January 31, 2007, 1,130,000 options have been granted under the Directors’ Plan. Under the Directors’ Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors’ Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected. The Directors’ Plan also provides that upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders’ meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant has an exercise price per share equal to the fair market value of the common stock at the date of grant, vest 25% immediately upon the grant date, one thirty-sixth per month thereafter and become fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director’s outstanding options will become fully vested and exercisable. Options granted under the Directors’ Plan must be exercised within three months of the end of the non-employee director’s tenure as a member of the board of directors, or within 12 months after a non-employee director’s termination by death or disability, provided that the option does not terminate earlier under its terms. Unless terminated sooner, the Directors’ Plan terminates automatically in 2009. The Company’s policy is to issue new shares upon exercise of options under the Directors’ Plan.

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

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Included in cost of revenue:
Online Media cost of revenue	$8	$2	$12	$5
E-commerce cost of revenue	19	2	34	9
Software cost of revenue	5	2	9	5
Total included in cost of revenue	32	6	55	19
Included in operating expenses:
Sales and marketing	115	12	213	26
Research and development	43	12	78	46
General and administrative	264	120	511	278
Total included in operating expenses	422	144	802	350
Included in discontinued operations	-	-	-	9

Total stock-based compensation expense	$454	$150	$857	$378

The following table summarizes option and restricted stock purchase rights activities from July 31, 2005 through January 31, 2007:

			Stock Options Outstanding		Stock Options
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)

Balance at July 31, 2005	11,508,412	-	11,226,046	$3.11
Granted	(1,902,000)	-	1,902,000	$3.68
Exercised	-	-	(2,847,520)	$3.00
Cancelled	1,317,974	-	(1,327,111)	$3.28

Balance at July 31, 2006	10,924,386	-	8,953,415	$3.56
Granted	(1,509,750)	747,500	762,250	$4.26
Exercised	-	-	(2,378,165)	$1.35
Repurchased	52,500	(52,500)	-	$-
Cancelled	70,024	-	(70,024)	$10.27

Balance at January 31, 2007	9,537,160	695,000	7,267,476	$4.29	7.29	$12,480
Exercisable at January 31, 2007			4,867,031	$4.45	6.27	$9,664

The aggregate intrinsic value in the above table is calculated as the difference between the January 31, 2007 closing price of our stock of $5.13 per share as reported by the Nasdaq Global Market and the exercise price of the shares. The total number of in-the-money options exercisable as of January 31, 2007 was 4.2 million.

As of January 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $4.3 million which is expected to be recognized over the next 40 months on a weighted-average basis. The total intrinsic value of options exercised during the three and six months ended January 31, 2007 was $5.6 million and $7.8 million, respectively. The intrinsic value of options exercised during the three and six months ended January 31, 2006 was $0.04 million and $0.1 million, respectively. No significant tax benefit was realized from exercised options.

As of January 31, 2007, we have repurchased 52,500 shares of restricted stock and retain purchase rights to 695,000 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.01. As of January 31, 2007, total compensation cost related to stock purchase rights not yet recognized was $1.0 million which is expected to be recognized over the next 31 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at January 31, 2007 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 0.23	-	$ 1.77	791	7.21	$1.45	526	$.134
$ 1.79	-	$ 2.33	432	7.74	1.98	410	1.99
$ 2.45	-	$ 2.45	962	7.41	2.45	962	2.45
$ 2.52	-	$ 2.98	908	6.91	2.89	881	2.89
$ 3.00	-	$ 3.78	1,076	6.52	3.33	667	3.09
$ 3.94	-	$ 4.12	869	9.13	4.06	116	4.03
$ 4.13	-	$ 4.62	754	7.52	4.46	550	4.53
$ 4.74	-	$ 5.08	712	9.41	4.81	39	4.88
$ 5.08	-	$ 64.12	763	4.18	13.45	716	13.99

$ 0.23	-	$ 64.12	7,267	7.29	$4.29	4,867	$4.45

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

The Company’s Online Media segment consists of a network of Internet web sites serving the IT professional, software development and open source communities. The Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company’s Software segment focuses on its SFEE software products. Other includes all corporate expenses, such as restructuring charges, legal judgments and settlements, amortization of intangible assets and amortization of deferred stock, that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments.

(in thousands)	Online Media	E-commerce	Software	Other	Eliminations	Total Company

Three Months Ended January 31, 2007
Revenue from external customers	$3,827	$13,277	$1,720	$-	$-	$18,824
Revenue from intersegments	$115	$-	$-	$-	$(115)	$-
Cost of revenue	$1,186	$9,608	$374	$-	$-	$11,168
Gross margin (1)	$2,641	$3,669	$1,346	$-	$-	$7,656
Operating income (loss)	$(247)	$2,499	$(1,067)	$-	$-	$1,185
Depreciation expense	$88	$5	$47	$-	$-	$140
Three Months Ended January 31, 2006
Revenue from external customers	$2,694	$9,062	$2,970	$-	$-	$14,726
Revenue from intersegments	$13	$-	$-	$-	$(13)	$-
Cost of revenue	$937	$6,529	$311	$-	$-	$7,777
Gross margin (1)	$1,757	$2,533	$2,659	$-	$-	$6,949
Operating income (loss)	$(371)	$1,568	$(380)	$6	$-	$823
Depreciation expense	$40	$4	$71	$-	$-	$115
Six Months Ended January 31, 2007
Revenue from external customers	$7,530	$17,738	$3,856	$-	$-	$29,124
Revenue from intersegments	$153	$-	$-	$-	$(153)	$-
Cost of revenue	$2,290	$13,151	$744	$-	$-	$16,185
Gross margin	$5,393	$4,587	$3,112	$-	$(153)	$12,939
Operating income (loss)	$(517)	$2,758	$(1,899)	$-	$-	$342
Depreciation expense	$172	$7	$96	$-	$-	$275
Six Months Ended January 31, 2006
Revenue from external customers	$5,275	$12,648	$4,391	$-	$-	$22,314
Revenue from intersegments	$26	$-	$-	$-	$(26)	$-
Cost of revenue	$1,800	$9,371	$587	$-	$-	$11,758
Gross margin	$3,626	$2,492	$4,606	$-	$(26)	$10,556
Operating income (loss)	$(633)	$1,704	$(2,005)	$6	$-	$(928)
Depreciation expense	$92	$198	$13	$-	$-	$303

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

Income from discontinued operations consists of direct revenue and direct expenses of the Online Images business, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the Online Images business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006
($ in thousands)
Net revenue	$334	$914

Income from operations before income taxes	$100	$339
Income taxes	(9)	(9)
Income from operations, net of income taxes	$91	$330

Gain from sale of assets before income taxes	$9,596	$9,596
Income taxes	(256)	(256)
Gain from sale, net of income taxes	$9,340	$9,340

9. Litigation

The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. The Company is not one of the test cases, and it is unclear what impact this will have on the litigation. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's condensed consolidated balance sheets as of January 31, 2007. The plaintiff filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing. The plaintiff and the Company have since filed their appellate briefs. Plaintiff’s reply to the Company’s response to plaintiff’s appellate brief, and plaintiff’s response to the Company’s appellate brief, are due to be filed in March 2007. The Company’s reply to plaintiff’s response to the Company’s appellate brief is due to be filed in April 2007.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS No. 159 amends SFAS 115 and permits fair value measurement of financial instruments and certain other items. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.

11. Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2007.

In conjunction with the sale of its Online Images business to Jupitermedia, the Company has agreed to indemnify Jupitermedia for losses arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. The maximum amount of the indemnification is $1.4 million and no claim for indemnification may be made until aggregate losses exceed $0.08 million. The term of the indemnification is generally through June 23, 2007; however, certain items have different indemnification periods. The Company believes that it has complied with all of those items for which it has agreed to indemnify Jupitermedia, and the Company has not been subject to any claims or suffered any losses, and Jupitermedia has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of January 31, 2007.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2007.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2007.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally does not exceed 90 days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through the completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2007.

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

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and six months ended January 31, 2007 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2006.

Overview

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  On June 27, 2001, we announced our decision to exit our Linux-based hardware business.  Today, we do business under the name VA Software Corporation. Our wholly-owned subsidiary, OSTG, Inc. ("OSTG"), an operator of a network of Internet web sites, including SourceForge.net and Slashdot.org, serving the IT professional, software development and open source communities, comprises our Online Media segment. OSTG’s wholly-owned subsidiary, ThinkGeek, Inc., (“ThinkGeek”) an online sales retailer comprises our E-commerce segment. Our Software segment develops, markets and supports a software application known as SourceForge Enterprise Edition ("SFEE").

We currently view our business in three operating segments:  Online Media; E-commerce; and Software.  Our Online Media segment, which operates through OSTG, represents a network of Internet web sites, including SourceForge.net and Slashdot.org, serving primarily the IT professional, software development and open communities. Our E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities through ThinkGeek.  Our Software segment focuses on our SFEE software products and services.

In December 2005, we completed the sale of our Online Images business to Jupitermedia and we no longer have operations in that segment.

Our network of web sites served over 32 million unique visitors during January 2007 or 33 million unique visitors on a twelve month rolling average. During the second quarter of fiscal 2007 we served 201 million downloads from our SourceForge.net web site. Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 43% for the second quarter of fiscal 2007 from the same period in the prior year. Within our Software segment, we increased the number of customers to whom we have sold our SFEE products to 188 at January 31, 2007.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006

Consolidated Statements of Operations Data:
Online Media revenue	20.3%	18.3%	25.9%	23.6%
E-commerce revenue	70.6	61.5	60.9	56.7
Software revenue	9.1	20.2	13.2	19.7
Net revenue	100.0%	100.0%	100.0%	100.0%
Online Media cost of revenue	6.3	6.4	7.9	8.1
E-commerce cost of revenue	51.0	44.3	45.2	42.0
Software cost of revenue	2.0	2.1	2.6	2.6
Cost of revenue	59.3	52.8	55.7	52.7
Gross margin	40.7	47.2	44.3	47.3
Operating expenses:
Sales and marketing	15.5	18.8	19.0	22.4
Research and development	7.4	11.0	10.2	14.0
General and administrative	11.5	11.8	14.1	15.0
Total operating expenses	34.4	41.6	43.3	51.4
Income (loss) from operations	6.3	5.6	1.0	(4.1)
Interest and other income, net	3.9	1.4	4.9	2.2
Income (loss) from continuing operations before income taxes	10.2	7.0	5.9	(1.9)
Provision for income taxes	0.7	(0.3)	0.5	(0.1)
Income (loss) from continuing operations	9.5%	7.3%	5.4%	(1.8%)

Net Revenue

The following table summarizes our net revenue by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months
($ in thousands)
Online Media revenue	$3,827	$2,694	$7,530	$5,275	42%	43%
E-commerce revenue	13,277	$9,062	17,738	12,648	47%	40%
Software revenue	1,720	2,970	3,856	4,391	(42%)	(12%)
Net revenue	$18,824	$14,726	$29,124	$22,314	28%	31%

Sales for the three months ended January 31, 2007 and January 31, 2006 were primarily to customers located in the United States of America.

For the three and six months ended January 31, 2007 and January 31, 2006, respectively, no one customer represented 10% or greater of net revenue. We do not anticipate that any one customer will represent more than 10% of net revenue in the near future.

Net Revenue by Segment

Online Media Revenue

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months
($ in thousands)
Online Media revenue	$3,827	$2,694	$7,530	$5,275	42%	43%
Percentage of total net revenue	20%	18%	26%	24%

During the three and six months ended January 31, 2007, Online Media revenue was derived primarily from cash sales of advertising space on our various web sites as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites.

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months
($ in thousands)
Cash advertising	$2,711	$1,965	$5,560	$3,763	38%	48%
Sponsorships	162	98	326	216	65%	51%
Other revenue	954	631	1,644	1,296	51%	27%
Online Media revenue	$3,827	$2,694	$7,530	$5,275	42%	43%

Cash advertising revenue is derived from advertisements or services delivered to advertisers. Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data, generally a lead. The increase in cash advertising for both the three and six months is due to new customers and existing customers participating in the new programs we offer, such as our download program and custom landing program.

Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. The increase in sponsorship revenue during the three and six month months ended January 31, 2007, as compared to the three and six months ended January 31, 2006 is due to new customers participating in our sponsorship offerings.

Other revenue consists primarily of paid search, contextually-relevant advertising, remnant advertising and referral fees. The increase in other revenue for the three and six months ended January 31, 2007 as compared to the three and six months ended January 31, 2006 was primarily due to increased revenue from contextually-relevant advertising and remnant advertising.

E-commerce Revenue

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months

E-commerce revenue (in thousands)	$13,277	$9,062	$17,738	$12,648	47%	40%
Percentage of total net revenue	71%	62%	61%	57%
Number of Orders (per quarter)	200,560	140,532	269,722	195,489	43%	38%
Avg. order size (in whole dollars)	$66.20	$64.48	$65.76	$64.70	3%	2%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth during the three and six months ended January 31, 2007, as compared to the three and six months ended January 31, 2006, was primarily due to a 43% and 38% increases in the number of orders year-over-year resulting from an increase in the number of unique visitors to our site. We expect E-commerce revenue to continue to grow as number of visitors to our site grows.

Software Revenue

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months
($ in thousands)
Software revenue	$1,720	$2,970	$3,856	$4,391	(42%)	(12%)
Percentage of total net revenue	9%	20%	13%	20%
Aggregate # of customers sold to	188	147	188	147	28%	28%
Avg. contract value	$64	$127	$64	$103	(50%)	(38%)

Software revenue consists principally of fees for licenses of our SFEE software products, maintenance, hosting, consulting and training.

The decrease in Software revenue during the three months ended January 31, 2007, as compared with the three months ended January 31, 2006, was primarily related to a decrease in license revenue of $1.5 million, due to a contract greater than $1.0 million recorded during the three months ended January 31, 2006, offset in part by increases in maintenance revenue of $0.2 million and professional services revenue of $0.1 million. We increased the number of customers to whom we have licensed SFEE to 188 at January 31, 2007 as compared with 147 at January 31, 2006. The average value of contracts sold during the three months ended January 31, 2007 decreased by 50% as compared with the three months ended January 31, 2006. The average contract value was impacted by the absence of the contract greater than $1.0 million and the lower value of contracts from customers who acquired additional licenses, as well as related maintenance and professional services, following their download of the initial 15 free users offered by our SFEE Free Download program.

The decrease in Software revenue during the six months ended January 31, 2007, as compared with the six months ended January 31, 2006, was primarily related to a decrease in license revenue of $1.1 million, offset in part by increases in maintenance revenue of $0.4 million, professional services revenue of $0.1 million and hosting and system administration revenue of $0.1 million. The decrease in license revenue is due to one contract greater than $1.0 million recorded during the six months ended January 31, 2006 as compared to no contracts greater than $1.0 million during the six months ended January 31, 2007. The average value of contracts sold during the six months ended January 31, 2007 decreased by 38% as compared with the six months ended January 31, 2006. The average contract value was impacted by the absence of the contract greater than $1.0 million and the lower value of contracts from customers who acquired additional licenses, as well as related maintenance and professional services, following their download of the initial 15 free users offered by our SFEE Free Download program.

We expect Software revenue to continue to increase as we add new customers and grow our returning customer base.

Cost of Revenue/Gross Margin

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
($ in thousands)	2007	2006	2007	2006	Three Months	Six Months

Cost of revenue	$11,168	$7,777	$16,185	$11,758	44%	38%
Gross margin	7,656	6,949	12,939	10,556	10%	23%
Gross margin %	41%	47%	44%	47%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites and providing software customer support and professional services, cost of equipment and co-location costs to deliver external media content and product costs associated with our E-commerce business.

Gross margins decreased for the three and six months ended January 31, 2007 as compared with the three and six months ended January 31, 2006, due primarily to increases in the Online Media gross margin as we leveraged our infrastructure costs to deliver increased revenue and the E-commerce gross margin due to increased revenue, offset in part by a decrease in the Software gross margin due to decreased revenue, primarily license revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
($ in thousands)	2007	2006	2007	2006	Three Months	Six Months

Online Media cost of revenue	$1,186	$937	$2,290	$1,800	27%	27%
Online Media gross margin	2,641	1,757	5,240	3,475	50%	51%
Online Media gross margin %	69%	65%	70%	66%

Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of the sites and the costs of providing and running advertising campaigns. The increase in Online Media gross margin percentages for the three and six months ended January 31, 2007, as compared to the three and six months ended January 31, 2006, was primarily driven by the increase in Online Media revenue partially offset by higher cost of revenue. The increase in cost of revenue was due to increased ad serving costs, increased operations costs including an increase in network operations headcount and co-location costs.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months
($ in thousands)
E-commerce cost of revenue	$9,608	$6,529	$13,151	$9,371	47%	40%
E-commerce gross margin	3,669	2,533	4,587	3,277	45%	40%
E-commerce gross margin %	28%	28%	26%	26%

 E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and personnel costs associated with the operations and merchandising functions. The increase in E-commerce cost of revenue in absolute dollars was primarily due to increased product costs, shipping costs and fulfillment costs. The increase in product, shipping and fulfillment costs were the result of increased E-commerce number of orders. E-commerce gross margin percentages remained constant for the three and six months ended January 31, 2007, as compared to the three and six months ended January 31, 2006. We expect E-commerce cost of revenue in absolute dollars to grow proportionately with E-commerce revenue in the future. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

Software Cost of Revenue/Gross Margin

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
($ in thousands)	2007	2006	2007	2006	Three Months	Six Months

Software cost of revenue	$374	$311	$744	$587	20%	27%
Software gross margin	1,346	2,659	3,112	3,804	(49%)	(18%)
Software gross margin %	78%	90%	81%	87%

Software cost of revenue consists of personnel and related overhead costs and outside service provider costs associated with delivering software, customer hosting, maintenance and professional services.

The decrease in Software gross margin percentage for the three and six months ended January 31, 2007, as compared to the three and six months ended January 31, 2006, was primarily the result of decreased revenue, offset by increased cost of revenue. The increase in cost of revenue is primarily related to an increase in our costs of providing professional services to customers and to costs associated with hosting customer installations.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, as well as costs associated with trade shows, advertising and promotional activities.

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
($ in thousands)	2007	2006	2007	2006	Three Months	Six Months

Sales and Marketing	$2,927	$2,771	$5,530	$5,002	6%	11%
Percentage of total net revenue	16%	19%	19%	22%
Headcount	34	33	34	33

The increase in sales and marketing expenses in the three months ended January 31, 2007, as compared to the three months ended January 31, 2006, was primarily due to increases in credit card fees of $0.2 million, consulting fees of $0.1 million and stock compensation expense of $0.1 million offset in part by lower commission expense of $0.2 million. The increase in credit card fees is a direct result of our increased E-commerce revenue; the increase in consulting fees is related to market research to support our SourceForge marketplace platform and the increase in stock compensation expense is related to stock options and restricted stock awards granted. The decrease in commission expense was primarily related to the decreased revenue from our Software segment. The decrease as a percentage of net revenue was due to increased revenue levels.

The increase in sales and marketing expenses in the six months ended January 31, 2007, as compared to the six months ended January 31, 2006, was primarily due to increases in credit card fees of $0.2 million, personnel related costs of $0.2 million and stock compensation expense of $0.2 million offset in part by lower commission expense of $0.2 million. The increase in credit card fees is a direct result of our increased E-commerce revenue; the increase in personnel related costs is a result of increased headcount in our Online Media business, and the increase in stock compensation expense is related to stock options and restricted stock awards granted. The decrease in commission expense was primarily related to the decreased revenue from our Software segment. The decrease as a percentage of net revenue was due to increased revenue levels.

We believe that our sales and marketing expenses in absolute dollars will increase in the future as we grow our sales force.  However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media and Software segments. We expense all of our R&D costs as they are incurred.

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
($ in thousands)	2007	2006	2007	2006	Three Months	Six Months

Online Media	$786	$676	$1,707	$1,284	16%	33%
E-commerce	61	69	119	141	(12%)	(16%)
Software	537	876	1,131	1,710	(39%)	(34%)
Research and Development	$1,384	$1,621	$2,957	$3,135	(15%)	(6%)
Percentage of total net revenue	7%	11%	10%	14%
Headcount	37	32	37	32

R&D expense decreased by $0.2 million in absolute dollars in the three months ended January 31, 2007, as compared to the three months ended January 31, 2006. Online Media R&D expenses increased by $0.1 million due to additional personnel expense and outside contractor costs for our SourceForge.net web site. Software R&D expenses decreased by $0.3 million primarily due to a decrease in personnel expenses for our SFEE product. The decrease as a percentage of net revenue was primarily due to increased revenue levels. We expect R&D expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

R&D expense decreased by $0.2 million in absolute dollars in the six months ended January 31, 2007, as compared to the six months ended January 31, 2006. Online Media R&D expenses increased by $0.4 million due to additional personnel expense and outside contractor costs for our SourceForge.net web site. Software R&D expenses decreased by $0.6 million primarily due to a decrease in personnel expenses for our SFEE product. The decrease as a percentage of net revenue was primarily due to increased revenue levels. We expect R&D expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

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

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. During the three and six months ended January 31, 2007, we capitalized $0.4 million and $0.4 million, respectively of software development costs relating to the development of our SourceForge.net Marketplace platform.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, bad debts and professional fees for accounting and legal services.

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
($ in thousands)	2007	2006	2007	2006	Three Months	Six Months

General and Administrative	$2,159	$1,733	$4,108	$3,345	25%	23%
Percentage of total net revenue	11%	12%	14%	15%
Headcount	19	18	19	18

General and administrative expenses increased by $0.4 million in absolute dollars in the three months ended January 31, 2007, as compared to the three months ended January 31, 2006, primarily due to stock-based compensation expense of $0.1 million, increased personnel related expenses of $0.1 million and increased consulting fees of $0.1 million. The increase in stock-based compensation was primarily related to stock options granted to new executive personnel, the increase in personnel related expenses was primarily due to increased headcount and the increase in consulting fees was due to recruiting fees and temporary services. General and administrative expense decreased slightly as a percentage of net revenue due to the increase in expenses being slightly lower than the increase in revenue. We expect general and administrative expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

General and administrative expenses increased by $0.8 million in absolute dollars in the six months ended January 31, 2007, as compared to the six months ended January 31, 2006, primarily due to increased personnel related expenses of $0.3 million, increased stock-based compensation expense of $0.2 million and increased consulting fees of $0.1 million. The increase in stock-based compensation was primarily related to stock options granted to new executive personnel and the increase in personnel related expenses was primarily due to increased headcount. General and administrative expense decreased slightly as a percentage of net revenue due to the increase in expenses being slightly lower than the increase in revenue.

Restructuring Costs and Other Special Charges

In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The remaining restructuring liability of $5.3 million as of January 31, 2007 represents the accrual from non-cancelable lease payments, which continue through 2010.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals quarterly.

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

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash payments	Balance at End of Period

For the six months ended January 31, 2006	$7,855	$(952)	$6,903
For the six months ended January 31, 2007	$6,107	$(796)	$5,311

Interest and Other Income, Net

Below is a summary of Interest and Other Income, Net (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months

Interest Income	$727	$350	$1,427	$637	108%	124%
Interest Expense	(1)	$(2)	(3)	(5)	(50%)	(40%)
Other Income (Expense)	1	(140)	7	(137)	(101%)	(105%)
Interest and other income, net	$727	$208	$1,431	$495	250%	189%

The increase in interest income in the three and six months ended January 31, 2007, as compared to the three and months ended January 31, 2006, was due to increased returns on our cash as a result of increased cash balances from the same period for the prior year and increased interest rates. The decrease in other expense during the three and six months ended January 31, 2007 as compared to the three and six months ended January 31, 2006 was primarily due to a loss on the liquidation of three of our European subsidiaries during the three months ended January 31, 2006.

Income Taxes

	Three Months Ended January 31,		Six Months Ended January 31,		% Change	% Change
	2007	2006	2007	2006	Three Months	Six Months
($ in thousands)
Provision (benefit) for income taxes	$136	$(41)	$137	$(32)	(432%)	(130%)

As of January 31, 2007, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

	Six Months Ended January 31,
($ in thousands)	2007	2006
Net cash provided by (used in):
Continuing operations
Operating activities	$695	$102
Investing activities	(11,549)	(961)
Financing activities	3,218	97
Effect of exchange rate changes on cash and cash equivalents	-	(16)
Discontinued operations	-	8,305
Net increase (decrease) in cash and cash equivalents	$(7,636)	$7,527

Our principal sources of cash as of January 31, 2007 are our existing cash, cash equivalents and investments of $56.1 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents decreased by $7.6 million, and investments increased by $10.6 million at January 31, 2007 when compared to July 31, 2006. This increase is primarily due to cash provided by operations of $0.7 million and cash proceeds from the exercise of stock options of $3.2 million, offset in part by cash used for capital expenditures of $0.9 million

The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year-to-year fluctuations discussed can be calculated from the consolidated statements of cash flows.

Operating Activities

The increase in cash provided by operating activities during the first six months of fiscal 2007, as compared to the first six months of fiscal 2006, was primarily the result of an increase of $2.4 million in net income from continuing operations (excluding all non-cash items), an increase in accounts payable of $0.5 million and a decrease in accrued restructuring liability of $0.2 million, offset partly by an increase in accounts receivable of $0.7 million, an increase in inventory of $0.6 million and an increase in prepaids and other assets of $0.4 million, and a decrease in deferred revenue of $0.6 million and a decrease in accrued liabilities and other of $0.1 million. The increase related to accounts payable was the result of increased purchasing activity, primarily related to our inventory purchases. The decrease in accrued restructuring liability was the result of a reduction in periodic payments due to the expiration of lease obligation during the first six months of fiscal 2006. The increase related to accounts receivable is due to lower accounts receivable balances in our Software segment primarily due to the timing of invoices during the first six months of fiscal 2006. The increase related to inventories was primarily the result of increased inventory levels in the first six months of fiscal 2007 to support the increased revenue from our E-commerce business. The increase related to prepaid expenses and other assets was primarily the result of increases in interest receivable and proceeds from the exercise of stock options during the first six month of fiscal 2007. The decrease in deferred revenue was primarily due to the timing of maintenance renewals of our Software segment.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

The decrease in cash used in investing activities in the first six months of fiscal 2007, as compared to the first six months of fiscal 2006, was primarily the result of an increase in net purchases of marketable securities of $9.9 million, as we extend the maturity dates of our investments to enhance our investment yields. In the first six months of fiscal 2007, we purchased $0.5 million of property and equipment, primarily to continue to invest in the infrastructure of our Online Media business operations, as compared to purchases of $0.2 million in the first six months of fiscal 2006. We also capitalized $0.4 million of software development costs relating to the development of our SourceForge.net Marketplace platform.

Financing Activities

The increase in cash provided by financing activities in the first six months of fiscal 2007, as compared to the first six months of fiscal 2006, was the result of an increase in the proceeds from the issuance of common stock primarily from increased exercises of stock options by our employees. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

As of January 31, 2007 and July 31, 2006, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to the corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million letter of credit will decline as the Company meets certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations and build out of our SourceForge.net Marketplace platform and related support systems and infrastructure, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy, however, if we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months. See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of January 31, 2007 (in thousands):

		Fiscal years ending July 31,
	Total	2007	2008 and 2009	2010 and 2011	Beyond Fiscal 2011

Gross Operating Lease Obligations	$12,554	$1,826	$7,539	$3,189	$-
Sublease Income	(3,611)	(513)	(2,160)	(938)	-
Net Operating Lease Obligations	8,943	1,313	5,379	2,251	-

Purchase Obligations	1,769	1,769	-	-	-
Total Obligations	$10,712	$3,082	$5,379	$2,251	$-

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material impact on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS No. 159 amends SFAS 115 and permits fair value measurement of financial instruments and certain other items. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial position and results of operations.

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

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 31, 2007. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year

As of January 31, 2007:
Cash equivalents	$1,085
Weighted-average interest rate	5.35%
Short-term investments		$43,998
Weighted-average interest rate		5.29%
Long-term investments			$4,972
Weighted-average interest rate			5.23%

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

PART II

Item 1. Legal Proceedings

The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92, with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including receipt of final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding In re Initial Public Offering Securities Litigation. The Company is not one of the test cases, and it is unclear what impact this will have on the litigation. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of January 31, 2007. The plaintiff filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing. The plaintiff and the Company have since filed their appellate briefs. Plaintiff’s reply to the Company’s response to plaintiff’s appellate brief, and plaintiff’s response to the Company’s appellate brief, are due to be filed in March 2007. The Company’s reply to plaintiff’s response to the Company’s appellate brief is due to be filed in April 2007.

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

We cannot assure that any new tools or services that we offer to facilitate creation of user-generated content will be developed and/or improved in a timely or cost-effective manner. If we are unable to develop and/or improve tools and services facilitating creation of user-generated content, or if our infrastructure is not sufficiently robust to ensure that such tools and services are highly available, we will be unable to attract, retain and expand a loyal user base that is desirable to advertisers, resulting in an inability to generate sufficient revenue to grow our online business.

If our Online Media business fails to deliver innovative marketing programs, we will be unable to attract and retain advertisers, which will adversely affect our financial results.

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

SouceForge.net hosts more than 141,000 open source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site.  Google, Inc. (“Google”) offers open source code hosting and search capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Further, other companies and organizations offer open source code hosting, open source code search, and open source software development-related services.  Our competitors may be able to respond more quickly and effectively than we can to new or changing open source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Online Media business could be negatively impacted.

We are devoting significant research and development resources and spending to development of the SourceForge.net Marketplace, so if it does not achieve market acceptance once launched we may experience operating losses.

In the first six months of fiscal 2007, which ended January 31, 2007, we spent $2.1 million on research and development within our Online Media business, including expenses related to the development of our SourceForge.net Marketplace offering.  We expect to allocate an increased portion of our research and development resources to the SourceForge.net Marketplace for the foreseeable future, a portion of which may be capitalized as internally-developed software. There can be no assurance, however, that we will be sufficiently successful in marketing, upgrading and supporting the SourceForge.net Marketplace to offset our substantial research and development expenditures. Once we begin offering the SourceForge.net Marketplace, failure to grow revenue derived from the SourceForge.net Marketplace sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

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

During and prior to the second quarter of fiscal year 2007, we experienced service interruptions with our online sites, including service outages associated with our SourceForge.net and Slashdot.org sites.  Service interruptions during the first six months of fiscal year 2007 were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

Risks Related To Our Software Business

The announcement of our intention to explore strategic alternatives for the Software business may have an adverse impact on customers’ buying decisions.

In February 2007, we announced that we have retained an outside financial advisor to explore various strategic alternatives for our Software segment. Our existing and prospective customers may delay purchasing decisions while waiting for further information as to the future of the Software business. Any such delays in purchasing decisions or loss of customers may have an adverse impact on our Software business and operating results. In addition, many of the courses of action that we may decide to pursue involve significant risks, including the potential loss of key employees, diversion of management’s attention from our core business, and adverse effects on existing business relationships with business partners and suppliers.

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

In the second quarter of fiscal 2007, which ended January 31, 2007, we spent $0.5 million and in fiscal year 2006 we spent $3.2 million on research and development associated with our SFEE software application.  We expect to continue to allocate a substantial portion of our research and development resources to SFEE for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in marketing, licensing, upgrading and supporting SFEE to offset our substantial research and development expenditures. A failure to grow Software revenue sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

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

We generate a significant amount of our SFEE license revenue from existing customers. Generally, our customers initially purchase a limited number of licenses, or download 15 free users offered by our SFEE Free Download program, as they evaluate, implement and adopt SFEE software. Even if customers successfully use SFEE, such customers may not purchase additional licenses to expand the use of our product. Purchases of additional licenses by these customers will depend on their success in deploying our software, their satisfaction with our product and support services and their use of competitive alternatives. A customer’s decision to widely deploy SFEE and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our product or services. In addition, as we deploy new versions of our software, or introduce new products, our current customers may not require the functionality of our new versions or products and may decide not to license these products.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

• the impact of our customers’ and partners’ reactions that we have retained an outside financial advisor to explore various strategic alternatives for our Software segment;

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

Although we generated cash from operations during the first six months of fiscal 2007, which ended January 31, 2007, and during fiscal 2006, which ended July 31, 2006, we have historically experienced cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated income from continuing operations of $1.8 million for our second fiscal quarter ended January 31, 2007 and for the six months ended January 31, 2007 we generated income from continuing operations of $1.6 million, we do not have a long history of profitability and have an accumulated deficit of $739.5 million as of January 31, 2007.  We may incur net losses in the future.  Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of fiscal year 2007, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $4.01 to $5.44 per share and the closing sale price on January 31, 2007, the last trading day of the second quarter of our fiscal year 2007, was $5.13 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 6, 2006 at our principal executive offices located at 46939 Bayside Parkway, Fremont, California, 94538. Of the 65,724,337 shares of common stock outstanding as of October 9, 2006 (the record date), 52,551,636 shares (79.95%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election of three (3) Class III directors to our board of directors:

Name	For	Against
Ram Gupta	52,110,731	440,905
Ali Jenab	52,046,110	505,526

2. The table below presents the results of voting regarding ratification of the appointment of Stonefield Josephson, Inc. as our registered independent public accounting firm for our fiscal year ending July 31, 2007.

For	Against	Abstain
52,283,540	216,347	52,048

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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

Date: March 9, 2007

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