Form 10-Q
period 2007-04-30
SourceForge, Inc
filed 2007-06-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission File Number: 000-28369

SourceForge, Inc.
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

VA Software Corporation
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At May 31, 2007
Common Stock, $0.001 par value	67,880,459

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	April 30,	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,275	$14,753
Short-term investments	32,946	37,138
Accounts receivable, net of allowance of $136 and $122, respectively	5,358	2,843
Inventories	1,786	1,091
Prepaid expenses and other current assets	1,248	863
Current assets of discontinued operations	1,337	2,718
Total current assets	53,950	59,406
Property and equipment, net	2,015	546
Long-term investments	11,577	1,152
Restricted cash, non-current	1,000	1,000
Other assets	7,550	1,027
Other assets of discontinued operations	-	81
Total assets	$76,092	$63,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,215	$1,096
Accrued restructuring liabilities, current portion	1,640	1,592
Deferred revenue	647	293
Accrued liabilities and other	2,801	2,378
Current liabilities of discontinued operations	1,115	2,782
Total current liabilities	8,418	8,141
Accrued restructuring liabilities, net of current portion	3,854	4,515
Other long-term liabilities	933	1,114
Non-current liabilities of discontinued operations	-	64
Total liabilities	13,205	13,834
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock	68	65
Treasury stock	(4)	(4)
Additional paid-in capital	795,802	790,437
Accumulated other comprehensive loss	(11)	(25)
Accumulated deficit	(732,968)	(741,095)
Total stockholders’ equity	62,887	49,378
Total liabilities and stockholders’ equity	$76,092	$63,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Revenue:
Online Media revenue, including $21, $21, $64 and $64 of related party revenue, respectively	$5,073	$4,014	$12,603	$9,289
E-commerce revenue	5,179	3,887	22,917	16,535
Revenue	10,252	7,901	35,520	25,824
Cost of revenue:
Online Media cost of revenue	1,194	942	3,484	2,742
E-commerce cost of revenue	4,171	3,162	17,322	12,533
Cost of revenue	5,365	4,104	20,806	15,275
Gross margin	4,887	3,797	14,714	10,549
Operating expenses:
Sales and marketing	1,423	1,179	4,284	3,326
Research and development	933	779	2,760	2,204
General and administrative	1,434	1,060	4,329	3,162
Amortization of intangible assets	1	1	3	3
Total operating expenses	3,791	3,019	11,376	8,695
Income from operations	1,096	778	3,338	1,854
Interest and other income, net	719	507	2,150	1,002
Income from continuing operations before income taxes	1,815	1,285	5,488	2,856
Provision for income taxes	54	113	239	105
Income from continuing operations	1,761	1,172	5,249	2,751
Discontinued operations:
Loss from operations, net of taxes	(951)	(175)	(2,803)	(1,825)
Gain on sale, net of taxes	5,681	-	5,681	9,340
Income (loss) from discontinued operations	4,730	(175)	2,878	7,515
Net income	$6,491	$997	$8,127	$10,266
Other comprehensive income:
Unrealized gain (loss) on marketable securities and investments	(9)	12	(14)	92
Foreign currency translation gain	-	-	-	104
Comprehensive income	$6,482	$1,009	$8,113	$10,462
Income per share from continuing operations:
Basic and diluted	$0.03	$0.02	$0.08	$0.04
Income per share from discontinued operations:
Basic and diluted	$0.07	$0.00	$0.04	$0.12
Net income per share:
Basic	$0.10	$0.02	$0.12	$0.16
Diluted	$0.09	$0.02	$0.12	$0.16
Shares used in per share calculations:
Basic	67,614	62,280	66,564	61,888
Diluted	69,200	66,181	68,839	63,712

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	Nine Months Ended April 30,
	2007	2006
		(revised)
Cash flows from operating activities:
Net income	$8,127	$10,266
Income from discontinued operations	2,878	7,515
Income from continuing operations	$5,249	$2,751
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization of intangible assets	362	326
Stock-based compensation expense	882	290
Provision for bad debts	37	83
Provision for excess and obsolete inventory	(32)	20
(Gain)/loss on sale of assets	(5)	125
Changes in assets and liabilities, net of disposition:
Accounts receivable	(2,602)	(1,671)
Inventories	(663)	(395)
Prepaid expenses and other assets	(346)	61
Accounts payable	1,119	674
Accrued restructuring liabilities	(1,194)	(1,350)
Deferred revenue	354	219
Accrued liabilities and other	315	(183)
Other long-term liabilities	(181)	(105)
Net cash provided by operating activities from continuing operations	3,295	845
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(1,824)	(324)
Purchase of marketable securities	(61,627)	(42,141)
Sale of marketable securities	55,408	40,987
Other, net	-	(2)
Net cash used in investing activities from continuing operations	(8,043)	(1,480)
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock, net	3,372	1,628
Other	-	(11)
Net cash provided by financing activities from continuing operations	3,372	1,617
Effect of exchange rate changes on cash and cash equivalents	-	(16)
Cash flows from discontinued operations:
Net cash provided by operating activities	(1,417)	(16)
Net cash used in investing activities	(685)	(68)
Proceeds from sale of Online Images business, net	-	8,033
Net cash (used in) provided by discontinued operations	(2,102)	7,949
Net (decrease) increase in cash and cash equivalents	(3,478)	8,915
Cash and cash equivalents, beginning of period	14,753	2,498
Cash and cash equivalents, end of period	$11,275	$11,413

Supplemental disclosures of cash flow information:
Non-cash investing activity from discontinued operations
Investment in exchange for assets of Software business	$6,564	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Overview

SourceForge, Inc. (“SourceForge” or the “Company”), formerly VA Software Corporation, owns and operates a network of media web sites serving the IT professional, software development and open source communities. Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities. The Company’s network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com. Combining user-developed content, online marketplaces and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

SourceForge was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue its Online Media, E-commerce, Software and Online Images businesses. In December 2005, the Company sold its Online Images business to Jupitermedia Corporation (“Jupitermedia”) and in April 2007 the Company sold its Software business to CollabNet, Inc. (“CollabNet”). On May 24, 2007, reflecting the Company’s strategic decision to focus on its network of media and e-commerce web sites, the Company changed its name to SourceForge, Inc. and merged with and into its wholly-owned subsidiary, OSTG, Inc.

As a result of the sale of the Company’s Software business to CollabNet and its Online Images business to Jupitermedia, the Company no longer has operations in these segments. These dispositions meet the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all financial information related to the Software and Online Images businesses have been presented as discontinued operations in the accompanying condensed consolidated financial statements. See Note 8 — Discontinued Operations.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2007, its results of operations for the three and nine months ended April 30, 2007 and April 30, 2006 and its cash flows for the nine months ended April 30, 2007 and April 30, 2006 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three and nine months ended April 30, 2007 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns approximately 14% of VA Linux Systems Japan, K.K.’s (“VA Linux Japan”) outstanding common stock and approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock. As the Company holds less than 20% of the voting stock of these companies and does not otherwise exercise significant influence, these investments are accounted for under the cost method. VA Linux Japan resyndicates certain of the Company’s web sites for the Japanese market.

There are $0.02 million and $0.02 million of related-party revenue from continuing operations associated with VA Linux Japan for the three months ended April 30, 2007 and April 30, 2006, respectively. There are $0.1 million and $0.1 million of related-party revenue from continuing operations associated with VA Linux Japan for the nine months ended April 30, 2007 and April 30, 2006, respectively.

There are $0.1 million of related-party receivables associated with VA Linux Japan as of April 30, 2007 that are included in current assets of discontinued operations in the accompanying condensed consolidated balance sheets. There are $0.01 million of related-party receivables and $0.1 million of related-party deferred revenue associated with VA Linux Japan as of July 31, 2006 that are included in current assets of discontinued operations and current liabilities of discontinued operations in the accompanying condensed consolidated balance sheets.

Foreign Currency Translation

The Company has liquidated all but a single foreign legal entity as of April 30, 2007. The functional currency of the Company’s sole foreign subsidiary, SourceForge Europe, which is located in Belgium, is the Euro, which is Belgium’s local currency. For the periods presented, no revenue was generated from foreign entities and the expenses were administrative in nature and were immaterial to the consolidated results of operations for the periods presented. The Company has a cash balance of $0.02 million as of April 30, 2007. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of April 30, 2007 the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, is the Chief Executive Officer and the executive team. The Company currently operates as two reportable business segments: Online Media and E-commerce.

The Company markets its products in the United States through its direct sales force and online web sites. Revenue for the three and nine months ended April 30, 2007 and April 30, 2006, respectively, was generated primarily from sales to customers in the United States.

Cash, Cash Equivalents and Investments

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

The Company accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly-liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain (loss) in stockholders’ equity. The cost of the investments is not significantly different than the fair value for the fiscal years presented. The fair value of the Company’s available-for-sale securities are based on quoted market prices at the balance sheet dates.

Cash, cash equivalents and investments consist of the following (in thousands) at market value:

	April 30,	July 31,
	2007	2006
Cash and cash equivalents:
Cash	$2,626	$2,774
Money market funds	4,662	2,615
Corporate securities	3,987	9,364
Total cash and cash equivalents	$11,275	$14,753

Short-term investments:
Government securities	$6,142	$23,483
Corporate securities	11,528	3,245
Asset backed securities	8,593	3,742
Money market securities	6,683	6,668
Total short-term investments	$32,946	$37,138

Long-term investments:
Government securities	$4,429	$752
Corporate securities	7,148	400
Total long-term investments	$11,577	$1,152

Restricted cash, non-current	$1,000	$1,000

The contractual maturities of debt securities classified as available-for-sale at April 30, 2007 are as follows (in thousands):

April 30,
2007
Maturing 90 days or less from purchase	$3,987
Maturing between 90 days and one year from purchase	32,946
Maturing more than one year from purchase	11,577
Total available-for-sale debt securities	$48,510

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” for revenue recognition as follows:

Online Media Revenue

Online Media revenue is primarily derived from cash sales of advertising space on the Company’s various web sites, as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites. The Company recognizes Online Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by users of the Company’s online services). To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered.

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

Software Development Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

In accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. The Company’s software development is related to its discontinued Software business and was completed concurrent with the establishment of technological feasibility. Accordingly, all software development costs have been charged to discontinuing operations in the accompanying Condensed Consolidated Statements of Operations.

Stock Based Compensation Expense

The Company accounts for stock based compensation expense using SFAS No. 123(R) “Share-Based Payment,” which the Company adopted on August 1, 2005.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Expected life (years)	5.75	7	6.1	7
Risk-free interest rate	4.81%	4.67%	4.74%	4.44%
Volatility	65.8%	84.1%	73.0%	86.0%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$2.66	$3.03	$2.90	$1.81

The Company uses the simplified method for determining the expected term of options granted. Our computation of expected volatility for the three and nine months ended April 30, 2007 and April 30, 2006 was based on historical implied volatility in our stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended April 30, 2007 and April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures for stock options and restricted stock purchase rights with service conditions were estimated based on historical experience and the Company estimated forfeitures to be 20% annually for the three and nine months ended April 30, 2007 and April 30, 2006. Forfeitures for restricted stock purchase rights with performance conditions were estimated based on the estimate of achieving the performance conditions and the Company estimated forfeitures to be 100% for the three and nine months ended April 30, 2007.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	April 30,	July 31,
	2007	2006
Computer and office equipment (useful lives of 2 years)	$4,236	$3,600
Furniture and fixtures (useful lives of 2 to 4 years)	497	493
Leasehold improvements (useful lives of lesser of estimated life or lease term)	283	281
Software (useful lives of 2 to 5 years)	3,235	2,033
Total property and equipment	8,251	6,407
Less: Accumulated depreciation and amortization	(6,236)	(5,861)
Property and equipment, net	$2,015	$546

During the three and nine months ended April 30, 2007, we capitalized $0.8 million and $1.2 million, respectively, of internal-use software development costs relating to the development of our SourceForge.net Marketplace platform.

Intangibles

Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the nine months ended April 30, 2007 that would indicate a possible impairment in the carrying value of intangible assets at April 30, 2007.

The aggregate amortization expense of intangible assets was minimal for the three and nine month periods ended April 30, 2007 and April 30, 2006, respectively. The remaining net carrying amount of intangible assets will be amortized ratably through July 31, 2008.

Inventories

Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of April 30, 2007, Neo@Ogilvy and Universal McCann, advertising agencies representing several of the Company’s advertisers, accounted for approximately 17% and 10% of the Company’s gross accounts receivable, respectively.

For the three and nine months ended April 30, 2007 and April 30, 2006, no one customer represented more than 10% of revenue. The Company does not anticipate that any one customer will represent more than 10% of revenue in the near future.

3. Restructuring Costs

In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring reserve of $0.6 million for the excess facility space formerly used by its Software business. This cost is included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs. The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow. The restructuring liability of $5.5 million as of April 30, 2007 represents the remaining accrual from non-cancelable lease payments, which continue through 2010. This accrual is subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Balance at End of Period

For the nine months ended April 30, 2006	$7,855	$-	$(1,350)	$6,505
For the nine months ended April 30, 2007	$6,107	$581	$(1,194)	$5,494

Below is a summary of the components of the restructuring liability (in thousands):

	Short-Term	Long-Term	Total Liability
Fiscal 2002 Restructuring Plan	$1,592	$4,515	$6,107

Balance as of July 31, 2006	$1,592	$4,515	$6,107

Fiscal 2002 Restructuring Plan	$1,452	$3,461	$4,913
Fiscal 2007 Restructuring Plan	188	393	581

Balance as of April 30, 2007	$1,640	$3,854	$5,494

4. Computation of Per Share Amounts

In accordance with SFAS 128 “Earnings Per Share,” basic net loss per common share has been calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Income from continuing operations	$1,761	$1,172	$5,249	$2,751
Income (loss) from discontinued operations	4,730	(175)	2,878	7,515
Net income	$6,491	$997	$8,127	$10,266

Weighted average shares - basic	67,614	62,280	66,564	61,888
Effect of dilutive potential common shares	1,586	3,901	2,275	1,824
Weighted average shares - diluted	69,200	66,181	68,839	63,712

Income per share from continuing operations:
Basic and diluted	$0.03	$0.02	$0.08	$0.04

Income per share from discontinued operations:
Basic and diluted	$0.07	$0.00	$0.04	$0.12

Net income per share:
Basic	$0.10	$0.02	$0.12	$0.16
Diluted	$0.09	$0.02	$0.12	$0.16

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Anti-dilutive securities:
Options to purchase common stock	3,348	1,607	3,206	6,095
Warrants (1)	-	731	-	731
Total	3,348	2,338	3,206	6,826

(1) The outstanding warrants expired unexercised on November 6, 2006.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.

6. Stockholders’ Equity and Stock-Based Compensation

Stock options plans

In fiscal 1999, the Company adopted and the board of directors approved the 1998 Stock Option Plan (the “1998 Plan”). Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through April 30, 2007, 49,055,187 options and stock purchase rights have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company’s common stock at terms and prices determined by the board of directors. The 1998 Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors. The Company’s policy is to issue new shares upon exercise of options under the 1998 Plan.

The Company’s 1999 Director’s Option Plan (the “Directors’ Plan”) was adopted by the Company’s board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors’ Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through April 30, 2007, 1,210,000 options have been granted under the Directors’ Plan. Under the Directors’ Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors’ Plan establishes an automatic grant of 80,000 shares of common stock to each non-employee director who is elected. The Directors’ Plan also provides that upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders’ meeting will receive automatic annual grants of options to acquire 20,000 shares of common stock. Each automatic grant has an exercise price per share equal to the fair market value of the common stock at the date of grant, vest 25% immediately upon the grant date, one thirty-sixth per month thereafter and become fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director’s outstanding options will become fully vested and exercisable. Options granted under the Directors’ Plan must be exercised within three months of the end of the non-employee director’s tenure as a member of the board of directors, or within 12 months after a non-employee director’s termination by death or disability, provided that the option does not terminate earlier under its terms. Unless terminated sooner, the Directors’ Plan terminates automatically in 2009. The Company’s policy is to issue new shares upon exercise of options under the Directors’ Plan.

Restricted Stock Purchase Rights

In August 2006, the board of directors granted executive management as well as certain other employees, rights to purchase an aggregate of 747,500 restricted shares at $0.001 per share. The restricted stock purchase rights have both service and performance conditions attached to them. The weighted-average grant date fair value per share was $3.77.

A total of 515,000 restricted shares were granted with service conditions. The service conditions have a three year vesting period as follows: 25% vest one year after the date of grant, an additional 25% vest two years after the date of grant and the remaining 50% vest three years after the date of grant.

A total of 232,500 restricted shares were granted with performance conditions and vest based on the Company attaining certain performance conditions during its fiscal year ending July 31, 2007.

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Included in cost of revenue:
Online Media cost of revenue	$16	$2	$50	$13
E-commerce cost of revenue	6	2	15	7
Total included in cost of revenue	22	4	65	20
Included in operating expenses:
Sales and marketing	55	7	145	24
Research and development	34	3	81	16
General and administrative	210	56	591	230
Total included in operating expenses	299	66	817	270
Included in discontinued operations	138	60	434	218

Total stock-based compensation expense	$459	$130	$1,316	$508

The following table summarizes option and restricted stock purchase rights activities from July 31, 2005 through April 30, 2007:

			Stock Options Outstanding		Stock Options
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2005	11,508,412	-	11,226,046	$3.11
Granted	(1,902,000)	-	1,902,000	$3.68
Exercised	-	-	(2,847,520)	$3.00
Cancelled	1,317,974	-	(1,327,111)	$3.28

Balance at July 31, 2006	10,924,386	-	8,953,415	$3.56
Granted	(1,629,500)	747,500	882,000	$4.26
Exercised	-	-	(2,441,125)	$1.38
Repurchased	165,000	(165,000)	-	$-
Cancelled	545,304	-	(558,053)	$4.73

Balance at April 30, 2007	10,005,190	582,500	6,836,237	$4.33	5.92	$4,455
Exercisable at April 30, 2007			4,892,115	$4.44	4.63	$4,026

The aggregate intrinsic value in the above table is calculated as the difference between the April 30, 2007 closing price of our stock of $3.63 per share as reported by the NASDAQ Global Market and the exercise price of the shares. The total number of in-the-money options exercisable as of April 30, 2007 was 3.5 million.

As of April 30, 2007, total compensation cost related to nonvested stock options not yet recognized was $4.2 million which is expected to be recognized over the next 37 months on a weighted-average basis. The total intrinsic value of options exercised during the three and nine months ended April 30, 2007 was $0.1 million and $7.9 million, respectively. The intrinsic value of options exercised during the three and nine months ended April 30, 2006 was $1.3 million and $1.4 million, respectively. No significant tax benefit was realized from exercised options.

As of April 30, 2007, we have repurchased 165,000 shares of restricted stock and retain purchase rights to 582,500 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.001. As of April 30, 2007, total compensation cost related to stock purchase rights not yet recognized was $0.8 million which is expected to be recognized over the next 28 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at April 30, 2007 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.23	-	$1.77	729	6.63	$1.44	534	$1.36
$1.79	-	$2.33	432	6.59	1.98	416	1.99
$2.45	-	$2.45	949	5.40	2.45	949	2.45
$2.52	-	$2.98	890	5.51	2.89	870	2.89
$3.00	-	$3.78	921	5.56	3.27	682	3.10
$3.84	-	$4.12	747	8.53	4.06	123	4.03
$4.13	-	$4.57	673	2.47	4.47	574	4.52
$4.57	-	$5.08	756	9.18	4.80	51	4.89
$5.20	-	$41.75	687	3.66	11.08	641	11.50
$42.35	-	$64.12	52	2.70	47.60	52	47.60

$0.23	-	$64.12	6,836	5.92	$4.33	4,892	$4.44

7. Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has two operating segments: Online Media and E-commerce. In April 2007, the Company sold its Software business to CollabNet and in December 2005, the Company completed the sale of its Online Images business to Jupitermedia and no longer has operations in these segments.

The Company’s Online Media segment consists of a network of Internet web sites serving the IT professional, software development and open source communities and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to these communities. The Company’s network of web sites that comprise the Online Media segment include: SourceForge.net, Slashdot, ThinkGeek, Linux.com, freshmeat.net, ITManagersJournal and NewsForge. Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in Other.

(in thousands)	Online Media	E-commerce	Other	Eliminations	Total Company
Three Months Ended April 30, 2007

Revenue from external customers	$5,073	$5,179	$-	$-	$10,252
Revenue from intersegments	$51	$-	$-	$(51)	$-
Cost of revenue	$1,194	$4,171	$-	$-	$5,365
Gross margin (1)	$3,879	$1,008	$-	$-	$4,887
Operating income	$856	$240	$-	$-	$1,096
Depreciation expense	$118	$13	$-	$-	$131
Three Months Ended April 30, 2006
Revenue from external customers	$4,014	$3,887	$-	$-	$7,901
Revenue from intersegments	$12	$-	$-	$(12)	$-
Cost of revenue	$942	$3,162	$-	$-	$4,104
Gross margin (1)	$3,072	$725	$-	$-	$3,797
Operating income	$683	$95	$-	$-	$778
Depreciation expense	$68	$11	$-	$-	$79
Nine Months Ended April 30, 2007
Revenue from external customers	$12,603	$22,917	$-	$-	$35,520
Revenue from intersegments	$204	$-	$-	$(204)	$-
Cost of revenue	$3,484	$17,322	$-	$-	$20,806
Gross margin	$9,119	$5,595	$-	$-	$14,714
Operating income	$339	$2,999	$-	$-	$3,338
Depreciation expense	$324	$38	$-	$-	$362
Nine Months Ended April 30, 2006
Revenue from external customers	$9,289	$16,535	$-	$-	$25,824
Revenue from intersegments	$226	$-	$-	$(226)	$-
Cost of revenue	$2,742	$12,533	$-	$-	$15,275
Gross margin	$6,547	$4,002	$-	$-	$10,549
Operating income	$50	$1,798	$6	$-	$1,854
Depreciation expense	$255	$71	$-	$-	$326
(1) - Gross margin excludes intersegment revenue.

During the time periods covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites.

8.  Discontinued Operations

Income from discontinued operations consists of direct revenue and direct expenses of the Software and Online Images businesses, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the Software and Online Images businesses included in discontinued operations in the accompanying condensed consolidated statements of income is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Revenue:
Software	$1,380	$2,925	$5,236	$7,316
Online Images	-	-	-	914
Revenue	$1,380	$2,925	$5,236	$8,230

Loss from operations:
Software	$(976)	$(191)	$(2,875)	$(2,196)
Online Images	-	-	-	339
Loss from operations before income taxes	(976)	(191)	(2,875)	(1,857)
Income taxes	25	16	72	32
Loss from operations, net of income taxes	$(951)	$(175)	$(2,803)	$(1,825)

Gain from sale of assets:
Software	$5,825	$-	$5,825	$-
Online Images	-	-	-	9,596
Gain from sale of assets before income taxes	5,825	-	5,825	9,596
Income taxes	(144)	-	(144)	(256)
Gain from sale, net of income taxes	$5,681	$-	$5,681	$9,340

In April 2007, the Company sold substantially all of the assets and certain liabilities of its Software business to CollabNet in exchange for a minority equity interest in CollabNet, comprised of 11,733,777 shares of its Series C-1 Preferred Stock, valued at $6.6 million. As specified in the agreement, the assets sold to CollabNet consisted primarily of intellectual property and property and equipment. In conjunction with the sale, the Company terminated those employees who were not offered employment by CollabNet and also recorded a restructuring reserve for the excess facility space formerly used by its Software business. The Company’s gain on the sale of this business is as follows (in thousands):

Proceeds from sale:
CollabNet, Inc. Series C-1 Preferred Stock	$6,564
Cash	19
Total proceeds	6,583
Costs and expenses	(680)
Net proceeds	5,903
Net book value of assets and liabilities sold	1,568
Severance and benefits of terminated employees	(1,009)
Idle space restructuring charge	(581)
Other	(56)
Gain on sale, before income taxes	5,825
Provision for income taxes	(144)
Gain on sale, net of income taxes	$5,681

In conjunction with the sale, the Company agreed to indemnify CollabNet for damages arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. CollabNet has deposited 2,933,444 shares of its Series C-1 Preferred Stock into an escrow account to be released in April 2008, unless such shares are returned to CollabNet to cover losses incurred by CollabNet pursuant to the asset acquisition. The Company believes that it has complied with all of the indemnification provisions and CollabNet has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has included the escrow shares in the gain on sale. See Note 11.

The Company also entered into an agreement with CollabNet whereby CollabNet will purchase $2.0 million of media advertising from the Company over the 30 month period ending September 2009 at rates specified in the agreement for advertising programs offered by the Company’s Online Media business. The Company has determined that this agreement represents a separate unit of accounting and will record revenue as the advertising is delivered.

In December 2005, the Company sold the net assets of its Online Images business to Jupitermedia for $9.4 million. As specified in the agreement, the assets sold to Jupitermedia consisted primarily of intellectual property, inventories and property and equipment.

9. Litigation

The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including the Company, that was submitted to the Court for approval in June 2004. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification is a condition of the settlement, it is unlikely that the current settlement will receive final court approval. In that event, any revised or future settlement would be uncertain. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's condensed consolidated balance sheets as of April 30, 2007. The plaintiff filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing. The plaintiff and the Company have since filed their appellate briefs and the Appeals Court for the Commonwealth of Massachusetts heard oral arguments on May 17, 2007.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

10. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 155 will have a material impact on its consolidated financial position, results of operations and cash flows.

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

11. Guarantees and Indemnifications

The following is a summary of our agreements that we have determined are within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2007.

In conjunction with the sale of its Software business to CollabNet, the Company has agreed to indemnify CollabNet for damages arising from any inaccuracy in or breach of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. Except in the case of fraud, the indemnification is limited to the 2,933,444 shares of CollabNet preferred stock held in escrow; however the maximum amount of the indemnification for breach of the non-competition covenant is equal to the 11,733,777 shares of CollabNet Series C-1 preferred stock, owned by the Company. CollabNet may not make an indemnification claim until their aggregate losses under the indemnification provisions exceed $0.1 million. The term of the indemnification is generally through April 24, 2008, except for certain claims for fraud or breaches of the non-competition covenant. The Company believes that it has complied with all of those items for which it has agreed to indemnify CollabNet, and the Company has not been subject to any claims or suffered any losses, and CollabNet has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of April 30, 2007.

In conjunction with the sale of its Online Images business to Jupitermedia, the Company has agreed to indemnify Jupitermedia for losses arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. The maximum amount of the indemnification is $1.4 million and no claim for indemnification may be made until aggregate losses exceed $0.08 million. The term of the indemnification is generally through June 23, 2007; however, certain items have different indemnification periods. The Company believes that it has complied with all of those items for which it has agreed to indemnify Jupitermedia, and the Company has not been subject to any claims or suffered any losses, and Jupitermedia has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of April 30, 2007.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007.

The Company’s former Software business warranted that its software products would perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for a specified period, which generally did not exceed 90 days. Additionally, the Company warranted that its maintenance services performed consistently with generally accepted industry standards through the completion of the agreed upon services. In conjunction with the Company’s sale of its Software business to CollabNet, certain of these warranties were assumed by CollabNet. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in web site development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and nine months ended April 30, 2007 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2006.

Overview

We own and operate a network of media web sites serving the IT professional, software development and open source communities. Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities. Our network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com. Combining user-developed content, online marketplaces and e-commerce, we are the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On June 27, 2001, we announced our decision to exit our Linux-based hardware business and changed our name to VA Software Corporation. In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue our Online Media, E-commerce, Software and Online Images businesses. In December 2005, we sold our Online Images business to Jupitermedia Corporation (“Jupitermedia”) and in in April 2007 we sold our Software business to CollabNet, Inc. (“CollabNet”). On May 24, 2007, reflecting our strategic decision to focus on our network of media and e-commerce web sites, we changed our name to SourceForge, Inc. and merged with our wholly-owned subsidiary, OSTG, Inc.

As a result of the sale of our Software business to CollabNet and our Online Images business to Jupitermedia, we no longer have operations in these segments. In conjunction with the sale of our Software business, we restructured our facilities for the excess facility space formerly used by our Software business and also terminated the employment of those employees not offered positions at CollabNet.

We currently view our business in two operating segments:  Online Media and E-commerce.  Our Online Media segment consists of a network of Internet web sites which connect millions of influential technology professionals and enthusiasts. Our Online Media’s network of web sites include: SourceForge.net, Slashdot.org, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com. Our E-commerce segment sells online goods to geeks, through our ThinkGeek.com web site.

Our network of web sites served an average of over 33 million unique visitors per month* over the past twelve months (*Source: Google Analytics and Omniture). During the third quarter of fiscal 2007 we served 196 million downloads from our SourceForge.net web site. Within the E-commerce segment, we continued to increase our customer base, increasing the number of orders by 31% for the third quarter of fiscal 2007 from the same period in the prior year.

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

The following table sets forth our operating results from continuing operations for the periods indicated as a percentage of revenue, represented by selected items from the unaudited condensed consolidated statements of operations. The results of our discontinued Software and Online Images businesses are excluded from the operating results from continuing operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Consolidated Statements of Operations Data from Continuing Operations:
Online Media revenue	49.5%	50.8%	35.5%	36.0%
E-commerce revenue	50.5	49.2	64.5	64.0
Revenue	100.0%	100.0%	100.0%	100.0%
Online Media cost of revenue	11.6	11.9	9.8	10.6
E-commerce cost of revenue	40.7	40.0	48.8	48.5
Cost of revenue	52.3	51.9	58.6	59.1
Gross margin	47.7	48.1	41.4	40.9
Operating expenses:
Sales and marketing	13.9	14.9	12.1	12.9
Research and development	9.1	9.9	7.8	8.5
General and administrative	14.0	13.4	12.2	12.3
Total operating expenses	37.0	38.2	32.1	33.7
Income from operations	10.7	9.9	9.3	7.2
Interest and other income, net	7.0	6.4	6.1	3.9
Income from continuing operations before income taxes	17.7	16.3	15.4	11.1
Provision for income taxes	0.5	1.4	0.7	0.4
Income from continuing operations	17.2%	14.9%	14.7%	10.7%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
($ in thousands)
Online Media revenue	$5,073	$4,014	$12,603	$9,289	26%	36%
E-commerce revenue	5,179	3,887	22,917	16,535	33%	39%
Revenue	$10,252	$7,901	$35,520	$25,824	30%	38%

Sales for the three and nine months ended April 30, 2007 and April 30, 2006 were primarily to customers located in the United States of America.

For the three and nine months ended April 30, 2007 and April 30, 2006, respectively, no one customer represented 10% or greater of revenue. We do not anticipate that any one customer will represent more than 10% of revenue in the near future.

Revenue by Segment

Online Media Revenue

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
($ in thousands)
Online Media revenue	$5,073	$4,014	$12,603	$9,289	26%	36%
Percentage of total revenue	49%	51%	35%	36%

During the three and nine months ended April 30, 2007, Online Media revenue was derived primarily from cash sales of advertising space on our various web sites as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites.

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
($ in thousands)
Cash advertising	$3,416	$3,047	$8,976	$6,810	12%	32%
Sponsorships	528	304	854	520	74%	64%
Other revenue	1,129	663	2,773	1,959	70%	42%
Online Media revenue	$5,073	$4,014	$12,603	$9,289	26%	36%

Cash advertising revenue is derived from advertisements or services delivered to advertisers. Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data, generally a lead. The increase in cash advertising for both the three and nine months is due to new customers and existing customers purchasing more advertisements and participating in the new programs we offer, such as our download program and custom landing page program.

Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. The increase in sponsorship revenue during the three and nine months ended April 30, 2007, as compared to the three and nine months ended April 30, 2006 is due to new customers participating in our sponsorship offerings.

Other revenue consists primarily of paid search, contextually-relevant advertising, remnant advertising and referral fees. The increase in other revenue for the three and nine months ended April 30, 2007 as compared to the three and nine months ended April 30, 2006 was primarily due to increased revenue from contextually-relevant advertising resulting from an increase in the number of contextually-relevant advertising impressions sold.

E-commerce Revenue

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months

E-commerce revenue (in thousands)	$5,179	$3,887	$22,917	$16,535	33%	39%
Percentage of total revenue	51%	49%	65%	64%
Number of Orders (per quarter)	83,898	64,116	353,620	259,605	31%	36%
Avg. order size (in whole dollars)	$61.73	$60.62	$64.81	$63.69	2%	2%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth during the three and nine months ended April 30, 2007, as compared to the three and nine months ended April 30, 2006, was primarily due to a 31% and 36% increases in the number of orders year-over-year resulting from an increase in the number of unique visitors to our site. We expect E-commerce revenue to continue to grow as number of visitors to our site grows.

Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
Cost of revenue	$5,365	$4,104	$20,806	$15,275	31%	36%
Gross margin	4,887	3,797	14,714	10,549	29%	39%
Gross margin %	48%	48%	41%	41%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product costs associated with our E-commerce business.

Gross margins increased for the three and nine months ended April 30, 2007 as compared with the three and nine months ended April 30, 2006, due primarily to increases in the Online Media gross margin as we leveraged our infrastructure costs to deliver increased revenue and the E-commerce gross margin due to increased revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
Online Media cost of revenue	$1,194	$942	$3,484	$2,742	27%	27%
Online Media gross margin	3,879	3,072	9,119	6,547	26%	39%
Online Media gross margin %	76%	77%	72%	70%

Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of providing and running advertising campaigns. The decrease in Online Media gross margin percentages for the three months ended April 30, 2007, as compared to the three months ended April 30, 2006, was primarily driven by an increase in Online Media cost of revenue, resulting primarily from increases in network operations headcount, co-location costs and ad serving fees. The increase in Online Media gross margin percentages for the nine months ended April 30, 2007, as compared to the nine months ended April 30, 2006, was primarily driven by the increase in Online Media revenue partially offset by higher cost of revenue. The increase in cost of revenue was primarily due to increases in network operations headcount, co-location costs and ad serving fees.

We expect our gross margins in absolute dollars to increase in the future as we increase our revenue; however, gross margin as a percentage of revenue is expected to decrease as we expand our operations to support future revenue growth.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
($ in thousands)
E-commerce cost of revenue	$4,171	$3,162	$17,322	$12,533	32%	38%
E-commerce gross margin	1,008	725	5,595	4,002	39%	40%
E-commerce gross margin %	19%	19%	24%	24%

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, which are personnel costs associated with the E-Commerce operations and merchandising functions. The increase in E-commerce cost of revenue in absolute dollars was primarily due to increased product costs, shipping costs, fulfillment costs and operating costs. The increase in product, shipping and fulfillment costs were primarily the result of increased E-commerce number of orders. E-commerce gross margin percentages remained constant for the three and nine months ended April 30, 2007, as compared to the three and nine months ended April 30, 2006. The increase in operating costs was primarily due to increased headcount and contracting fees to support the increased revenue. We expect E-commerce cost of revenue in absolute dollars to grow proportionately with E-commerce revenue in the future. In addition, we expect E-commerce overall gross margins to improve slightly as volume grows.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, including costs associated with market research, promotional activities and trade shows.

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
Sales and Marketing	$1,423	$1,179	$4,284	$3,326	21%	29%
Percentage of total revenue	14%	15%	12%	13%
Headcount	18	16	18	16

The increase in sales and marketing expenses in the three months ended April 30, 2007, as compared to the three months ended April 30, 2006, was primarily due to increases in consulting fees of $0.1 million and increased personnel related expenses, including stock compensation expense, of $0.1 million offset in part by lower commission expense of $0.1 million. The increase in consulting fees is related to market research to support our SourceForge.net Marketplace platform and the increase in personnel expense is due to an increase in headcount to support our SourceForge.net Marketplace platform. The decrease in commission expense was primarily related to lower aggregate commission rates on the increased revenue. The decrease as a percentage of revenue was due to increased revenue levels.

The increase in sales and marketing expenses in the nine months ended April 30, 2007, as compared to the nine months ended April 30, 2006, was primarily due to increases in personnel related costs of $0.4 million, credit card fees of $0.3 million, marketing programs of $0.3 million and stock compensation expense of $0.1 million offset in part by lower commission expense of $0.1 million. The increase in personnel related costs is a result of increased headcount in our Online Media business, the increase in credit card fees is a direct result of our increased E-commerce revenue; the increase in marketing expenses is primarily related to market research and consulting expenses related to our SourceForge.net Marketplace platform; and the increase in stock compensation expense is related to stock options and restricted stock awards granted. The decrease in commission expense was primarily related to the lower aggregate commission rates on the increased revenue. The decrease as a percentage of revenue was due to increased revenue levels.

We expect our sales and marketing expenses in absolute dollars to increase in the future as we grow our sales force.  However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment. We expense all of our R&D costs as they are incurred; however, certain costs, including personnel related expenses, incurred in the development of our SourceForge.net Marketplace platform are capitalized.

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
Online Media	$873	$736	$2,580	$2,020	19%	28%
E-commerce	60	43	180	184	40%	(2%)
Research and Development	$933	$779	$2,760	$2,204	20%	25%
Percentage of total revenue	9%	10%	8%	9%
Headcount	30	19	30	19

R&D expense increased by $0.2 million in absolute dollars in the three months ended April 30, 2007, as compared to the three months ended April 30, 2006. Online Media R&D expenses increased by $0.1 million primarily due to additional personnel related expense for our SourceForge.net web site. The decrease as a percentage of revenue was primarily due to increased revenue levels. We expect R&D expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

R&D expense increased by $0.6 million in absolute dollars in the nine months ended April 30, 2007, as compared to the nine months ended April 30, 2006. Online Media R&D expenses increased by $0.6 million due to additional personnel expenses and outside contractor costs for our SourceForge.net web site. The decrease as a percentage of revenue was primarily due to increased revenue levels. We expect R&D expenses to increase slightly in absolute dollars and decrease as a percentage of revenue in the future.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. During the three and nine months ended April 30, 2007, we capitalized $0.8 million and $1.2 million, respectively of software development costs relating to the development of our SourceForge.net Marketplace platform.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Nine Months Ended
($ in thousands)	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
General and Administrative	$1,434	$1,060	$4,329	$3,162	35%	37%
Percentage of total revenue	14%	13%	12%	12%
Headcount	20	19	20	19

General and administrative expenses increased by $0.4 million in absolute dollars in the three months ended April 30, 2007, as compared to the three months ended April 30, 2006, primarily due to stock-based compensation expense of $0.2 million, increased personnel related expenses of $0.1 million and increased consulting fees of $0.1 million. The increase in stock-based compensation was primarily related to stock options granted to executive personnel hired in the fourth quarter of fiscal 2006, the increase in personnel related expenses was primarily due to increased headcount and the increase in consulting fees was due to recruiting fees and temporary services. General and administrative expense decreased slightly as a percentage of revenue due to the increase in expenses being slightly lower than the increase in revenue. We expect general and administrative expenses to increase in absolute dollars and as a percentage of revenue in the future, due to corporate expenses, which were previously allocated to our Software business which was sold in April 2007, remaining with the continuing operations.

General and administrative expenses increased by $1.2 million in absolute dollars in the nine months ended April 30, 2007, as compared to the nine months ended April 30, 2006, primarily due to increased personnel related expenses of $0.5 million, increased stock-based compensation expense of $0.4 million, increased consulting fees of $0.1 million and a lower allocation of corporate expenses to the discontinued Software business. The increase in personnel related expenses was primarily due to higher weighted-average headcount and the increase in stock-based compensation was primarily related to stock options granted to executive personnel hired in the fourth quarter of fiscal 2006.

Restructuring Costs

In conjunction with the sale of our Software business in April 2007, we accrued a restructuring reserve of $0.6 million for the excess facility space used in the operation of our Software business. This cost is included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $5.5 million as of April 30, 2007 represents the accrual from non-cancelable lease payments, which continue through 2010.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Balance at End of Period

For the nine months ended April 30, 2006	$7,855	$-	$(1,350)	$6,505
For the nine months ended April 30, 2007	$6,107	$581	$(1,194)	$5,494

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months

Interest Income	$730	$502	$2,157	$1,139	45%	89%
Interest Expense	-	$(3)	(3)	(8)	(100%)	(63%)
Other Income (Expense)	(11)	8	(4)	(129)	(238%)	(97%)
Interest and other income, net	$719	$507	$2,150	$1,002	42%	115%

The increase in interest income for the three and nine months ended April 30, 2007, as compared to the three and months ended April 30, 2006, was due to increased returns on our cash as a result of increased cash balances from the same period for the prior year and increased interest rates. The decrease in other expense during the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006 was primarily due to a loss on the liquidation of three of our European subsidiaries during the nine months ended April 30, 2006.

Income Taxes

	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	% Change Three Months	% Change Nine Months
($ in thousands)
Provision for income taxes	$54	$113	$239	$105	(52%)	(53%)

As of April 30, 2007, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2024 and fiscal year 2014, respectively, to the extent that they are not utilized. We have not recognized any benefit from these net operating loss carry-forwards because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize is limited under tax regulations because we have experienced a cumulative stock ownership change of more than 50% over the last three years.

Liquidity and Capital Resources

	Nine Months Ended April 30,
($ in thousands)	2007	2006
Net cash provided by (used in):
Continuing operations:
Operating activities	$3,295	$845
Investing activities	(8,043)	(1,480)
Financing activities	3,372	1,617
Effect of exchange rate changes on cash and cash equivalents	-	(16)
Discontinued operations	(2,102)	7,949
Net (decrease) increase in cash and cash equivalents	$(3,478)	$8,915

Our principal sources of cash as of April 30, 2007 are our existing cash, cash equivalents and investments of $55.8 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents decreased by $3.5 million, and investments increased by $6.2 million at April 30, 2007 when compared to July 31, 2006. This total increase is primarily due to cash provided by continuing operations of $3.3 million and cash proceeds from the exercise of stock options of $3.4 million, offset in part by cash used for capital expenditures of $1.8 million and cash used in discontinued operations of $2.1 million.

The cash flow discussion below describes the cash used or provided in one period as compared to the cash used or provided in the same period for the previous year. As such, the year-to-year fluctuations discussed can be calculated from the consolidated statements of cash flows.

Operating Activities

The increase in cash provided by operating activities during the first nine months of fiscal 2007, as compared to the first nine months of fiscal 2006, was primarily the result of an increase of $2.9 million in net income from continuing operations (excluding all non-cash items), an increase in accrued liabilities and other of $0.5 million, an increase in accounts payable of $0.4 million and an increase accrued restructuring liability of $0.2 million, offset partly by an increase in accounts receivable of $0.9 million, an increase in inventory of $0.3 million and an increase in prepaids and other assets of $0.4 million. The increase related to accrued liabilities is primarily related to accrued payroll due to a higher number of days accrued as of April 2007. The increase in accounts payable was the result of increased purchasing activity, primarily related to our inventory purchases. The increase in accrued restructuring liability was the result of the additional restructuring reserve recorded in April 2007, offset in part by lower periodic payments due to the expiration of a lease obligation during the first nine months of fiscal 2006. The increase related to accounts receivable is due to higher accounts receivable balances primarily due to increased revenue levels in our Online Media business. The increase related to inventories was primarily the result of increased inventory levels in the first nine months of fiscal 2007 to support the increased revenue from our E-commerce business. The increase related to prepaid expenses and other assets was primarily the result of increases in interest receivable and other accounts receivable,

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

The increase in cash used in investing activities in the first nine months of fiscal 2007, as compared to the first nine months of fiscal 2006, was primarily the result of an increase in net purchases of marketable securities of $6.2 million, as we extend the maturity dates of our investments to enhance our investment yields. In the first nine months of fiscal 2007, we purchased $0.6 million of property and equipment, primarily to continue to invest in the infrastructure of our Online Media business operations, as compared to purchases of $0.3 million in the first nine months of fiscal 2006. We also capitalized $1.2 million of software development costs relating to the development of our SourceForge.net Marketplace platform.

Financing Activities

The increase in cash provided by financing activities in the first nine months of fiscal 2007, as compared to the first nine months of fiscal 2006, was the result of an increase in the proceeds from the issuance of common stock primarily from increased exercises of stock options by our employees. We are uncertain of the level of cash that will be generated in the future from the issuance of common stock to our employees as the exercising of options is dependant upon several factors such as the price of our common stock and the number of employees participating in our stock option plans.

Discontinued Operations

The increase in cash used by discontinued operations in the first nine months of fiscal 2007, as compared to the cash provided by discontinued operations during first nine months of fiscal 2006, was the result of a $1.4 million increase in cash used in the operations of our former Software business and the $0.6 million of expenses incurred in the April 2007 sale of the Software business. These cash usages are offset by the $8.0 million of net proceeds from the sale of our Online Images business during the nine months ended April 2006. Proceeds from the sale of the Software business including the receipt of Series C-1 Preferred Stock in CollabNet, Inc., which was valued at $6.6 million, are reflected as non-cash investing activities during the nine months ended April 2007.

As of April 30, 2007 and July 31, 2006, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to the corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million letter of credit will decline as the Company meets certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations and build out of our SourceForge.net Marketplace platform and related support systems and infrastructure, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy. See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of April 30, 2007 (in thousands):

		Fiscal years ending July 31,
	Total	2007	2008 and 2009	2010 and 2011	Beyond Fiscal 2011
Gross Operating Lease Obligations	$11,648	$920	$7,539	$3,189	$-
Sublease Income	(3,357)	(259)	(2,160)	(938)	-
Net Operating Lease Obligations	8,291	661	5,379	2,251	-

Purchase Obligations	2,993	2,993	-	-	-
Total Obligations	$11,284	$3,654	$5,379	$2,251	$-

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.   SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006, with earlier adoption permitted.  We do not expect the adoption of SFAS No. 155 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of April 30, 2007. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of April 30, 2007:
Cash equivalents	$3,987
Weighted-average interest rate	5.37%
Short-term investments		$32,946
Weighted-average interest rate		5.32%
Long-term investments			$11,577
Weighted-average interest rate			5.22%

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

PART II

Item 1. Legal Proceedings

The Company, two of its former officers (the "Former Officers"), and the lead underwriter in its initial public offering ("IPO") were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92, with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters' customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company's case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The issuer defendants and plaintiffs negotiated a stipulation of settlement for the claims against the issuer defendants, including the Company, that was submitted to the Court for approval in June 2004. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification is a condition of the settlement, it is unlikely that the current settlement will receive final court approval. In that event, any revised or future settlement would be uncertain. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On Nov 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $136,876 to the plaintiff, which have been included in accrued liabilities and other in the Company's Condensed Consolidated Balance Sheets as of April 30, 2007. The plaintiff filed a notice of appeal of his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company has filed a notice of appeal of the judgment for Breach of the Covenant of Good Faith and Fair Dealing. The plaintiff and the Company have since filed their appellate briefs and the Appeals Court for the Commonwealth of Massachusetts heard oral arguments on May 17, 2007.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

Item 1A. Risk Factors

CURRENT AND PROSPECTIVE INVESTORS IN SOURCEFORGE, INC. SECURITIES SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS OF WHICH WE ARE NOT PRESENTLY AWARE OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

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

SouceForge.net hosts more than 147,000 open source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site.  Google, Inc. (“Google”) offers open source code hosting and search capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Further, other companies and organizations offer open source code hosting, open source code search, and open source software development-related services.  Our competitors may be able to respond more quickly and effectively than we can to new or changing open source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Online Media business could be negatively impacted.

We are devoting significant research and development resources and spending to development of the SourceForge.net Marketplace, so if it does not achieve market acceptance we may experience operating losses.

In the first nine months of fiscal 2007, which ended April 30, 2007, we spent $2.6 million on research and development within our Online Media business, including expenses related to the development of our SourceForge.net Marketplace offering.  We expect to allocate an increased portion of our research and development resources to the SourceForge.net Marketplace for the foreseeable future, a portion of which may be capitalized as internally-developed software. There can be no assurance, however, that we will be sufficiently successful in marketing, upgrading and supporting the SourceForge.net Marketplace to offset our substantial research and development expenditures. On May 15, 2007, we began offering a beta version of the SourceForge.net Marketplace. Failure to grow revenue derived from the SourceForge.net Marketplace sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

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

During and prior to the third quarter of fiscal year 2007, we experienced service interruptions with our online sites, including service outages associated with our SourceForge.net site.  Service interruptions during the first nine months of fiscal year 2007 were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to IT spending;

•	the discretionary nature of our online media customers’ purchase and budget cycles;

•	the size and timing of online media customer orders;

•	long online media sales cycles;

•	our ability to retain skilled engineering and sales personnel;

•	economic conditions relating to online advertising and sponsorship, and E-commerce;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

•	our ability to keep our web sites operational at a reasonable cost.

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

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue accounting pronouncements, guidelines and interpretations regarding accounting pronouncements.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  In particular, new accounting pronouncements and varying interpretations of existing pronouncements on revenue recognition, share-based payments and financial instruments have occurred with frequency, may occur in the future and could impact our revenue and results of operations.  There have also been recent accounting pronouncements on the reporting of changes in accounting policies and the consideration of the effects on prior year misstatements.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operation and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

Although we generated cash from continuing operations during the first nine months of fiscal 2007, which ended April 30, 2007, and during fiscal 2006, which ended July 31, 2006, we have historically experienced cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in technology or advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated income from continuing operations of $1.8 million for our third fiscal quarter ended April 30, 2007 and for the nine months ended April 30, 2007 we generated income from continuing operations of $5.2 million, we do not have a long history of profitability and have an accumulated deficit of $733.0 million as of April 30, 2007.  We may incur net losses in the future.  Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Risks Related To Intellectual Property

We are vulnerable to claims that our web site product offerings infringe third-party intellectual property rights.  Any resulting claims against us could be costly to defend or subject us to significant damages.

We expect that our web site product offerings will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unwittingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against shipment of our software offerings.  A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

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

The scope of United States patent protection for software is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the third quarter of fiscal year 2007, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $3.63 to $5.35 per share and the closing sale price on April 30, 2007, the last trading day of the third quarter of our fiscal year 2007, was $3.63 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

The e-commerce market on the Internet is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and e-commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Any of these regulations could have an adverse effect on our future sales and revenue growth.

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

2.1
Certificate of Ownership and Merger of OSTG, Inc. with and into VA Software Corporation, dated May 22, 2007 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007).

2.2
Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007).

10.1
Separation Agreement and Release by and between Darryll E. Dewan and VA Software Corporation, dated May 4, 2007 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

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

SOURCEFORGE, INC

By:	/s/ ALI JENAB
Ali Jenab
President and Chief Executive Officer

By:	/s/ PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer

Date: June 8, 2007

EXHIBIT INDEX

Exhibit No.		Description

2.1
Certificate of Ownership and Merger of OSTG, Inc. with and into VA Software Corporation, dated May 22, 2007 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007).

2.2
Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007).

10.1
Separation Agreement and Release by and between Darryll E. Dewan and VA Software Corporation, dated May 4, 2007 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

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