Form 10-K/A
period 2007-07-31
SourceForge, Inc
filed 2007-10-17
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-K/A

Amendment No. 1
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

EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to correct typographical errors in the Consolidated Statements of Cash Flows, which appears in Item 8 of Part II of the Form 10-K. The typographical errors were the incorrect reflections of Net income (loss) and Net income (loss) from discontinued operations when compared with the Consolidated Statements of Operations. This Amendment contains the complete text of the original report with the correct information contained in Item 8 of Part II.

     Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change any other financial statements, Items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on October 9, 2007.

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

SOURCEFORGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2007	2006	2005
		(Revised) (1)	(Revised) (1)
Cash flows from operating activities from continuing operations:
Net income (loss)	$8,728	$10,962	$(4,694)
Income/(loss) from discontinued operations	2,773	7,039	(4,437)
Income (loss) from continuing operations	5,955	3,923	(257)
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangibles	574	423	822
Stock-based compensation expense	1,443	435	68
Tax benefit from employee option plan	213	106	—
Provision for bad debts	27	138	36
Provision for excess and obsolete inventory	(33)	58	57
Loss on sale of assets	42	125	9
Non-cash restructuring expense	—	—	(101)
Impairment of long-lived assets	—	—	87
Changes in assets and liabilities, net of disposition:
Accounts receivable	(2,493)	(514)	(438)
Inventories	(928)	(399)	239
Prepaid expenses and other assets	(679)	(44)	20
Accounts payable	1,252	(393)	(133)
Accrued restructuring liabilities	(1,640)	(1,749)	(3,327)
Deferred revenue	440	10	(127)
Accrued liabilities and other	300	7	854
Other long-term liabilities	(260)	(157)	(72)
Net cash provided by (used in) operating activities from continuing operations	4,213	1,969	(2,263)
Cash flows from investing activities from continuing operations:
Change in restricted cash	—	—	450
Purchase of property and equipment	(2,626)	(506)	(334)
Sale of property and equipment	—	—	49
Purchase of marketable securities	(81,331)	(55,307)	(25,622)
Sale of marketable securities	71,337	53,040	22,788
Other, net	—	(2)	(4)
Net cash used in investing activities from continuing operations	(12,620)	(2,775)	(2,673)
Cash flows from financing activities from continuing operations:
Payments on notes payable	—	(11)	(29)
Proceeds from issuance of common stock, net	4,219	5,699	581
Net cash provided by financing activities from continuing operations	4,219	5,688	552
Effect of exchange rate changes on cash and cash equivalents	—	(16)	(69)
Cash flows from discontinued operations:
Net cash used in operating activities	(1,550)	(1,643)	(3,872)
Net cash provided by (used in) investing activities	(658)	64	(141)
Proceeds from sale of Online Images business, net	—	8,968	—
Net cash provided by (used in) discontinued operations	(2,208)	7,389	(4,013)
Net increase (decrease) in cash and cash equivalents	(6,396)	12,255	(8,466)
Cash and cash equivalents, beginning of year	14,753	2,498	10,964
Cash and cash equivalents, end of year	$8,357	$14,753	$2,498
____________________

(1)	Revised for discontinued operations. See Note 11 – Discontinued Operations.

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
Date: October 17, 2007

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