Form 10-K/A
period 2007-07-31
SourceForge, Inc
filed 2007-12-10
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-K/A

Amendment No. 2
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

EXPLANATORY NOTE

     This Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K, as amended by Amendment No. 1 to Form 10-K filed on October 17, 2007 (collectively, the “Prior Report”), is being filed solely to correct a mathematical error in the Consolidated Statements of Operations and Comprehensive Income (Loss), which appears in Item 8 of Part II of the Form 10-K. The mathematical error was the incorrect calculation of Comprehensive income (loss), which is the addition of Net income (loss) and Other comprehensive income (loss). This Amendment contains the complete text of Item 8 of Part II with the correct information.

     Except as described above, no other changes have been made to the Prior Report, and this Amendment does not amend, update or change any other financial statements, Items or disclosures in the Prior Report. This Amendment does not reflect events occurring after the filing of the Prior Report or modify or update those disclosures, including any exhibits to the Prior Report affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Prior Report.

Item 8 is hereby amended and restated in its entirety to read as follows:

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

REPORT OF STONEFIELD JOSEPHSON, INC.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of SourceForge, Inc.:

     We have audited the accompanying consolidated balance sheet of SourceForge, Inc. (the “Company”) as of July 31, 2007 and July 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the two years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows of SourceForge, Inc. as of July 31, 2007 and July 31, 2006 and our report dated October 8, 2007 expressed an unqualified opinion thereon.

/s/ Stonefield Josephson, Inc.

San Francisco, California
October 8, 2007

REPORT OF BDO SEIDMAN, LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of SourceForge, Inc. (formerly known as VA Software Corporation):

     We have audited, before the effects of the adjustments to retrospectively account for the software business as a discontinued operation as described in Notes 1 and 11, the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of SourceForge, Inc. (formerly known as VA Software Corporation) (the “Company”) for the year ended July 31, 2005. We have also audited the financial statement schedule listed in the Index at Item 15(a) as of and for the year ended July 31, 2005. The 2005 financial statements and schedule before the effects of the adjustments discussed in Notes 1 and 11 are not presented herein. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

SOURCEFORGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended July 31,
	2007	2006	2005
Net revenue:
Online Media revenue, including $361, $64 and $86 of related
party revenue, respectively	$17,496	$13,242	$8,130
E-commerce revenue	28,103	20,416	14,918
Total net revenue	45,599	33,658	23,048
Cost of revenue:
Online Media cost of revenue	4,733	3,732	3,320
E-commerce cost of revenue	21,200	15,605	11,591
Total cost of revenue	25,933	19,337	14,911
Gross margin	19,666	14,321	8,137
Operating expenses:
Sales and marketing	6,108	4,426	3,523
Research and development	3,771	3,013	2,034
General and administrative	6,439	4,502	3,797
Impairment of long lived assets	—	—	87
Restructuring costs and other special charges	—	—	(101)
Amortization of intangible assets	4	4	12
Total operating expenses	16,322	11,945	9,352
Income (loss) from operations	3,344	2,376	(1,215)
Interest income	2,898	1,784	914
Interest expense	(4)	(10)	(39)
Other income (expense), net	2	(135)	83
Income (loss) from continuing operations before income taxes	6,240	4,015	(257)
Provision for income taxes	285	92	—
Income (loss) from continuing operations	5,955	3,923	(257)
Discontinued operations:
Loss from operations, net of taxes	(2,801)	(2,278)	(4,437)
Gain on sale, net of taxes	5,574	9,317	—
Income (loss) from discontinued operations	2,773	7,039	(4,437)
Net income (loss)	$8,728	$10,962	$(4,694)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and investments	(1)	104	9
Foreign currency translation (loss) gain	—	102	(69)
Comprehensive income (loss)	$8,727	$11,168	$(4,754)
Income per share from continuing operations:
Basic	$0.09	$0.06	$—
Diluted	$0.09	$0.06	$—
Income (loss) per share from discontinued operations:
Basic	$0.04	$0.11	$(0.07)
Diluted	$0.04	$0.11	$(0.07)
Net income (loss) per share:
Basic	$0.13	$0.18	$(0.08)
Diluted	$0.13	$0.17	$(0.08)
Shares used in per share calculations:
Basic	66,254	62,328	61,454
Diluted	68,489	64,704	61,454

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

PART IV

Item 15, “Exhibits and Financial Statement Schedules,” is hereby amended to add to the content thereof the following exhibits:

23.3 — Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.4 — Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

24.2 — Power of Attorney (see signature page)

31.3 — Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.4 — Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.3 — Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.4 — Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCEFORGE, INC.

	By:	/s/ ALI JENAB
Ali Jenab
Chief Executive Officer and President
Date: December 7, 2007

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

Signature	Title	Date

/s/ ALI JENAB	Chief Executive Officer, President	December 7, 2007
Ali Jenab	(principle executive officer) and Director

/s/ PATRICIA S. MORRIS	Senior Vice President and Chief Financial Officer	December 7, 2007
Patricia S. Morris	(principle accounting officer)

*	Director	December 7, 2007
Andrew Anker

*	Chairman of the Board of Directors	December 7, 2007
Ram Gupta

*	Director	December 7, 2007
Scott E. Howe

*	Director	December 7, 2007
Robert M. Neumeister, Jr.

*	Director	December 7, 2007
Carl Redfield

*	Director	December 7, 2007
David B. Wright

* /s/ ALI JENAB	Attorney-in-fact
Ali Jenab

SOURCEFORGE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Charged to
	Beginning of	Costs and		Balance End
Description	Period	Expenses	Deductions	of Period
Year Ended July 31, 2005
Allowance for doubtful accounts	$71	36	7	$100
Allowance for excess and obsolete inventory	$33	57	31	$59
Year Ended July 31, 2006
Allowance for doubtful accounts	$100	84	62	$122
Allowance for excess and obsolete inventory	$59	40	3	$96
Year Ended July 31, 2007
Allowance for doubtful accounts	$122	7	53	$76
Allowance for excess and obsolete inventory	$96	(38)	1	$57

EXHIBIT INDEX

Exhibit
Number
23.3	—	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
23.4	—	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
24.1	—	Power of Attorney (see signature page)
31.3	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002
31.4	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002
32.3	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
32.4	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
____________________