Form 10-Q
period 2007-10-31
SourceForge, Inc
filed 2007-12-10
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission File Number: 000-28369
SourceForge, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 Castro Street, Suite 450, Mountain View, California, 94041
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

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At November 30, 2007
Common Stock, $0.001 par value	68,393,520

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)
	October 31,	July 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,701	$8,357
Short-term investments	40,302	34,412
Accounts receivable, net of allowance of $64 and $76, respectively	4,587	5,309
Inventories	5,912	2,052
Prepaid expenses and other current assets	2,604	1,529
Current assets of discontinued operations	68	92
Total current assets	62,174	51,751
Property and equipment, net	3,303	2,640
Long-term investments	4,493	13,871
Restricted cash, non-current	1,000	1,000
Other assets	7,280	7,601
Total assets	$78,250	$76,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,921	$2,348
Accrued restructuring liabilities, current portion	2,846	1,781
Deferred revenue	833	733
Accrued liabilities and other	2,394	2,786
Total current liabilities	9,994	7,648
Accrued restructuring liabilities, net of current portion	3,650	3,267
Other long-term liabilities	147	854
Total liabilities	13,791	11,769
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock	69	69
Treasury stock	(89)	(4)
Additional paid-in capital	797,983	797,422
Accumulated other comprehensive loss	(67)	(26)
Accumulated deficit	(733,437)	(732,367)
Total stockholders’ equity	64,459	65,094
Total liabilities and stockholders’ equity	$78,250	$76,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)
	Three Months Ended October 31,
	2007	2006 (1)
Revenue:
Online Media revenue, including $293 and $21 of related party revenue, respectively	$4,409	$3,703
E-commerce revenue	5,893	4,461
Revenue	10,302	8,164
Cost of revenue:
Online Media cost of revenue	1,424	1,104
E-commerce cost of revenue	4,329	3,543
Cost of revenue	5,753	4,647
Gross margin	4,549	3,517
Operating expenses:
Sales and marketing	1,791	1,205
Research and development	853	979
General and administrative	2,256	1,343
Restructuring costs and other special charges	1,414	-
Amortization of intangible assets	-	1
Total operating expenses	6,314	3,528
Loss from operations	(1,765)	(11)
Interest and other income, net	697	704
Income (loss) from continuing operations before income taxes	(1,068)	693
Provision for income taxes	2	22
Income (loss) from continuing operations	(1,070)	671
Discontinued operations:
Loss from operations, net of taxes	-	(811)
Loss from discontinued operations	-	(811)
Net loss	$(1,070)	$(140)

Income (loss) per share from continuing operations:
Basic and diluted	$(0.02)	$0.01
Loss per share from discontinued operations:
Basic and diluted	$0.00	$(0.01)
Net loss per share:
Basic and diluted	$(0.02)	$0.00
Shares used in per share calculations:
Basic	67,401	65,286
Diluted	67,401	68,051

(1) Revised for discontinued operations. See Note 8 - Discontinued Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	Three Months Ended October 31,
	2007	2006 (1)
Cash flows from operating activities:
Net loss	$(1,070)	$(140)
Loss from discontinued operations	-	(811)
Income (loss) from continuing operations	$(1,070)	$671
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangible assets	149	87
Stock-based compensation expense	529	259
Provision for bad debts	12	7
Provision for excess and obsolete inventory	10	16
Gain on sale of assets	(1)	(5)
Non-cash restructuring expense	1,414	-
Changes in assets and liabilities, net of disposition:
Accounts receivable	710	(766)
Inventories	(3,870)	(2,495)
Prepaid expenses and other assets	(754)	(690)
Accounts payable	1,573	1,561
Accrued restructuring liabilities	159	(398)
Deferred revenue	100	43
Accrued liabilities and other	(392)	198
Other long-term liabilities	(707)	48
Net cash used in operating activities from continuing operations	(2,138)	(1,464)
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(936)	(340)
Purchase of marketable securities	(11,862)	(22,411)
Sale of marketable securities	15,309	22,734
Net cash provided by (used in) investing activities from continuing operations	2,511	(17)
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	32	1,019
Repurchase of common stock	(85)	-
Net cash (used in) provided by financing activities from continuing operations	(53)	1,019
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	24	(434)
Net cash used in investing activities	-	(47)
Net cash provided by (used in) discontinued operations	24	(481)
Net increase (decrease) in cash and cash equivalents	344	(943)
Cash and cash equivalents, beginning of period	8,357	14,753
Cash and cash equivalents, end of period	$8,701	$13,810

(1) Revised for discontinued operations. See Note 8 - Discontinued Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Overview

SourceForge, Inc. (“SourceForge” or the “Company”) owns and operates a network of media web sites, serving the IT professional, software development and open source communities. Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities. The Company’s network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com. Combining user-developed content, online marketplaces and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

As a result of the sale of the Company’s Software business to CollabNet the Company no longer has operations in this segment. This disposition meets the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all financial information related to the Software business has been presented as discontinued operations in the accompanying condensed consolidated financial statements. See Note 8 — Discontinued Operations.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The accompanying condensed consolidated balance sheet as of July 31, 2007 has been derived from audited financial statements, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2007, its results of operations for the three months ended October 31, 2007 and October 31, 2006 and its cash flows for the three months ended October 31, 2007 and October 31, 2006 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2007, included in the Company’s Annual Report on Form 10-K/A filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three months ended October 31, 2007 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2007.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock and approximately 14% of VA Linux Systems Japan, K.K.’s (“VA Linux Japan”) common stock. As the Company holds less than 20% of the voting stock of these companies and does not otherwise exercise significant influence, these investments are accounted for under the cost method. CollabNet is a developer of software used in collaborative software development. VA Linux Japan distributes software and related consulting services and resyndicated certain of the Company’s Online Media business web sites for the Japanese market. In September 2007, VA Linux Japan sold its syndication rights to an unrelated third party which is now known as OSDN K.K.. Subsequent to the sale, the Company no longer has any transactions with VA Linux Japan.

There are $0.3 million and $0.02 million of related-party revenue from continuing operations associated with CollabNet and VA Linux Japan for the three months ended October 31, 2007 and October 31, 2006, respectively.

Foreign Currency Translation

The Company has liquidated all but a single foreign legal entity as of October 31, 2007. The functional currency of the Company’s sole foreign subsidiary, SourceForge Europe, which is located in Belgium, is the Euro, which is Belgium’s local currency. For the periods presented, no revenue or expenses resulted from the foreign entity. At October 31, 2007 the Company has a foreign cash balance of $0.02 million. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of October 31, 2007 the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and online web sites and through a distributor based in the United Kingdom. Revenue for the three months ended October 31, 2007 and October 31, 2006, respectively, was generated primarily from sales to customers in the United States.

Cash, Cash Equivalents and Investments

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

The Company accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly-liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain (loss) in stockholders’ equity. The cost of the investments is not significantly different than the fair value for the fiscal periods presented. The fair value of the Company’s available-for-sale securities is based on quoted market prices at the balance sheet dates.

Cash, cash equivalents and investments consist of the following (in thousands) at market value:

	October 31,	July 31,
	2007	2007
Cash and cash equivalents:
Cash	$2,974	$3,799
Money market funds	4,503	1,736
Corporate securities	1,224	2,822
Total cash and cash equivalents	$8,701	$8,357

Short-term investments:
Government securities	$12,949	$9,394
Corporate securities	14,401	10,950
Asset backed securities	9,150	7,534
Money market securities	3,802	6,534
Total short-term investments	$40,302	$34,412

Long-term investments:
Corporate securities	$3,593	$7,073
Government securities	900	3,000
Asset backed securities	-	3,798
Total long-term investments	$4,493	$13,871

Restricted cash, non-current	$1,000	$1,000

The contractual maturities of debt securities classified as available-for-sale at October 31, 2007 are as follows (in thousands):

October 31,
2007
Maturing 90 days or less from purchase	$1,224
Maturing between 90 days and one year from purchase	40,302
Maturing more than one year from purchase	4,493
Total available-for-sale debt securities	$46,019

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

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company’s E-commerce revenue has occurred in the Company’s second fiscal quarter, which for fiscal 2008, begins on November 1, 2007, and ends on January 31, 2008. As is typical in the retail industry, the Company generally experiences lower E-commerce revenue during the other quarters. The Company’s E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or its full fiscal year.

Software Development Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

During the three months ended October 31, 2007 and October 31, 2006, we capitalized $0.5 million and $0.03 million, respectively, of internal-use software development costs relating to the development of our SourceForge.net Marketplace platform.

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

Stock Based Compensation Expense

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended October 31,
	2007	2006
Expected life (years)	4.22	6.25
Risk-free interest rate	3.98%	4.82%
Volatility	60.2%	75.0%
Dividend yield	None	None
Weighted-average fair value at grant date	$1.30	$2.68

Our computation of expected life for the three months ended October 31, 2007 is based on historical settlement patterns. During the three months ended October 31, 2006, we used the simplified method for determining the expected term of options granted as allowed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our computation of expected volatility for the three months ended October 31, 2007 and October 31, 2006 was based on historical implied volatility in our stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended October 31, 2007 and October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures for stock options and restricted stock purchase rights with service conditions were estimated based on historical experience and the Company estimated forfeitures to be 20% annually for the three months ended October 31, 2007 and October 31, 2006.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

Effective August 1, 2007, the Company adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

The adoption of FIN 48 did not result in any adjustment in the liability for unrecognized income tax benefits. As of August 1, 2007, the Company reduced its unrecognized tax benefits by $0.6 million. Since a full valuation allowance was provided for these unrecognized tax benefits, there was no impact on retained earnings as of August 1, 2007.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of the adoption date and October 31, 2007, it was not necessary to accrue interest and penalties related to the uncertain tax positions. For unrecognized tax benefits that exist at October 31, 2007, the Company does not anticipate any significant changes within the next twelve months. The Company is not currently under federal, state or foreign income tax examination.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):
	October 31,	July 31,
	2007	2007
Computer and office equipment (useful lives of 2 to 3 years)	$3,194	$2,868
Furniture and fixtures (useful lives of 2 to 4 years)	78	497
Leasehold improvements (useful lives of lesser of estimated life or lease term)	50	281
Software (useful lives of 2 to 5 years)	2,496	1,980
Total property and equipment	5,818	5,626
Less: Accumulated depreciation and amortization	(2,515)	(2,986)
Property and equipment, net	$3,303	$2,640

Intangibles

Intangible assets are amortized on a straight-line basis over three to five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. When events or circumstances indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable. No events or circumstances occurred during the three months ended October 31, 2007 that would indicate a possible impairment in the carrying value of intangible assets at October 31, 2007.

The aggregate amortization expense of intangible assets was minimal for the three months ended October 31, 2007 and October 31, 2006, respectively. The remaining net carrying amount of intangible assets will be amortized ratably through July 31, 2008.

Inventories

Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of October 31, 2007, no customer accounted for more than 10% of the Company’s gross accounts receivable.

For the three months ended October 31, 2007 and October 31, 2006, no one customer represented more than 10% of revenue. The Company does not anticipate that any one customer will represent more than 10% of revenue in the near future.

3. Restructuring Costs

In conjunction with the relocation of its corporate headquarters to Mountain View, California in October 2007, the Company recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California. In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs. The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow. The restructuring liability of $6.5 million as of October 31, 2007 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sub-lease rent. This accrual is subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the three months ended October 31, 2007	$5,048	$1,414	$(505)	$539	$6,496

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.66 million, offset in part by the write-off of leasehold improvements of $0.12 million.

Below is a summary of the components of the restructuring liability (in thousands):

	Short-Term	Long-Term	Total Liability
Fiscal 2002 Restructuring Plan	$1,593	$2,921	$4,514
Fiscal 2007 Restructuring Plan	188	346	534

Balance as of July 31, 2007	$1,781	$3,267	$5,048

Fiscal 2002 Restructuring Plan	$1,788	$2,975	$4,763
Fiscal 2007 Restructuring Plan	188	299	487
Fiscal 2008 Restructuring Plan	870	376	1,246

Balance as of October 31, 2007	$2,846	$3,650	$6,496

4. Computation of Per Share Amounts

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by us are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 30,
	2007	2006
Income (loss) from continuing operations	$(1,070)	$671
Loss from discontinued operations	-	(811)
Net loss	$(1,070)	$(140)

Weighted average shares - basic	67,401	65,286
Effect of dilutive potential common shares	-	2,765
Weighted average shares - diluted	67,401	68,051

Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.02)	$0.01

Loss per share from discontinued operations:
Basic and diluted	$0.00	$(0.01)

Net loss per share:
Basic and diluted	$(0.02)	$0.00

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended October 30,
	2007	2006
Anti-dilutive securities:
Options to purchase common stock	6,581	8,951
Unvested restricted stock purchase rights	961	-
Warrants	-	731
Total	7,542	9,682

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended October 31,
	2007	2006
Net loss	$(1,070)	$(140)
Unrealized gain (loss) on marketable securities and investments	(41)	10
Comprehensive loss	$(1,111)	$(130)

6. Stockholders’ Equity and Stock-Based Compensation

Stock options plans

In fiscal 1999, the Company adopted and the board of directors approved the 1998 Stock Option Plan (the “1998 Plan”). Since inception, a total of 37,824,386 shares of common stock have been reserved for issuance under the 1998 Plan, subject to an annual increase of the lesser of 4,000,000 shares or 4.9% of the then outstanding common stock or an amount to be determined by the board of directors. Through October 31, 2007, 50,702,412 options and stock purchase rights have been granted under the 1998 Plan. Under the 1998 Plan, the board of directors may grant to employees and consultants options and/or stock purchase rights to purchase the Company’s common stock at terms and prices determined by the board of directors. The Compensation Committee of the Board of Directors also approved that each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders’ meeting will be granted of an annual right to purchase 10,000 restricted shares at $0.001 per share at each annual stockholders’ meeting. The restricted shares will vest 50 percent immediately and the remaining 50 percent on the one year anniversary of the grant. The 1998 Plan will terminate in 2008. Nonqualified options granted under the 1998 Plan must be issued at a price equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within one month of termination of employment, or such shorter time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the board of directors. The Company’s policy is to issue new shares upon exercise of options under the 1998 Plan.

The Company’s 1999 Director’s Option Plan (the “Directors’ Plan”) was adopted by the Company’s board of directors in October 1999. Since inception, a total of 1,500,000 shares of common stock have been reserved for issuance under the Directors’ Plan, subject to an annual increase of the lesser of 250,000 shares, or 0.5% of the then outstanding common stock or an amount determined by the board of directors. Through October 31, 2007, 1,210,000 options have been granted under the Directors’ Plan. Under the Directors’ Plan, options are granted when a non-employee director joins the board of directors and at each annual meeting where the director continues to serve on the board of directors. The Directors’ Plan establishes an initial grant of 70,000 shares of common stock to each non-employee director who is elected. The initial grant has an exercise price per share equal to the fair market value of the common stock at the date of grant and vest as to 25% of the shares immediately upon the grant date and as to one thirty-sixth per month thereafter such that the option will be fully vested three years after the date of grant. Each automatic grant has a term of ten years. In the event of a merger with another corporation or the sale of substantially all of its assets, each non-employee director’s outstanding options and awards will become fully vested and exercisable. Options granted under the Directors’ Plan must be exercised within three months of the end of the non-employee director’s tenure as a member of the board of directors, or within 12 months after a non-employee director’s termination by death or disability, provided that the option does not terminate earlier under its terms. Unless terminated sooner, the Directors’ Plan terminates automatically in 2009. The Company’s policy is to issue new shares upon exercise of options under the Directors’ Plan.

Restricted Stock Purchase Rights

During the fiscal year ended July 31, 2007, the Board of Directors granted executive management as well as certain other employees, 1,507,500 restricted shares at $0.001 per share. The weighted-average grant date fair value per share was $3.90. Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. This fair value has been reduced for estimated forfeitures based on the awards ultimately expected to vest and is recognized as an expense over the corresponding service period. The restricted stock awards have both service and performance conditions attached to them.

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended October 31,
	2007	2006 (1)
Included in cost of revenue:
Online Media cost of revenue	$38	$15
E-commerce cost of revenue	11	4
Total included in cost of revenue	49	19
Included in operating expenses:
Sales and marketing	54	41
Research and development	23	19
General and administrative	403	179
Total included in operating expenses	480	239
Included in discontinued operations	-	144

Total stock-based compensation expense	$529	$402

(1) Revised for discontinued operations.

The following table summarizes option and restricted stock purchase rights activities from July 31, 2006 through October 31, 2007:

			Stock Options Outstanding		Stock Options
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2006	10,924,386	-	8,953,415	$3.56
Granted	(2,661,475)	1,507,500	1,153,975	$4.21
Exercised	-		(2,820,406)	$1.50
Restricted stock released	-	(25,000)	-	$-
Restricted stock repurchased	165,000	(165,000)	-	$-
Cancelled	703,989	-	(716,738)	$6.26

Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26
Granted	(615,250)	-	615,250	$2.56
Exercised	-	-	(18,614)	$1.70
Restricted stock released		(93,750)	-	$-
Restricted stock repurchased	262,500	(262,500)	-	$-
Cancelled	586,275	-	(586,275)	$4.42

Balance at October 31, 2007	9,365,425	961,250	6,580,607	$4.10	5.84	$1,161
Exercisable at October 31, 2007			4,779,217	$4.35	4.55	$994

The aggregate intrinsic value in the above table is calculated as the difference between the October 31, 2007 closing price of our stock of $2.65 per share as reported by the NASDAQ Global Market and the exercise price of the shares. The total number of in-the-money options exercisable as of October 31, 2007 was 1.7 million.

As of October 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $4.6 million, which is expected to be recognized over the next 34 months on a weighted-average basis. The total intrinsic value of options exercised during the three months ended October 31, 2007 and October 31, 2006 was $0.01 million and $2.2 million, respectively. The Company issues new shares upon the exercise of options. No significant tax benefit was realized from exercised options.

As of October 31, 2007, we have 961,250 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.001. As of October 31, 2007, total compensation cost related to stock purchase rights not yet recognized was $2.5 million which is expected to be recognized over the next 28 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at October 31, 2007 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.23	-	$ 1.90	661	6.23	$ 1.45	550	$ 1.40
$ 1.98	-	$ 2.44	249	7.68	2.10	192	2.00
$ 2.45	-	$ 2.45	869	5.37	2.45	869	2.45
$ 2.52	-	$ 2.64	625	9.62	2.56	70	2.52
$ 2.64	-	$ 2.98	745	5.24	2.94	739	2.94
$ 3.00	-	$ 3.78	856	5.13	3.25	676	3.12
$ 3.84	-	$ 4.12	890	8.64	4.06	286	4.06
$ 4.13	-	$ 4.57	664	2.45	4.48	551	4.54
$ 4.62	-	$ 8.13	810	4.30	6.45	635	6.86
$ 8.75	-	$ 64.12	212	2.77	23.69	211	23.69

$ 0.23	-	$ 64.12	6,581	5.84	$ 4.10	4,779	$ 4.35

7. Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has two operating segments: Online Media and E-commerce. In April 2007, the Company sold its Software business to CollabNet and no longer has operations in this segment.

The Company’s Online Media segment consists of a network of Internet web sites serving the IT professional, software development and open source communities and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company’s network of web sites that comprise the Online Media segment include: SourceForge.net, Slashdot, ThinkGeek, Linux.com, freshmeat.net, ITManagersJournal and NewsForge. Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other”.

(in thousands)	Online Media	E-commerce	Other	Eliminations	Total Company
Three Months Ended October 31, 2007
Revenue from external customers	$4,409	$5,893	$-	$-	$10,302
Cost of revenue	$1,424	$4,329	$-	$-	$5,753
Gross margin	$2,985	$1,564	$-	$-	$4,549
Operating income	$(874)	$523	$(1,414)	$-	$(1,765)
Depreciation expense	$134	$15	$-	$-	$149
Three Months Ended October 31, 2006
Revenue from external customers	$3,703	$4,461	$-	$-	$8,164
Revenue from intersegments	$38	$-	$-	$(38)	$-
Cost of revenue	$1,104	$3,543	$-	$-	$4,647
Gross margin (1)	$2,599	$918	$-	$-	$3,517
Operating income	$(270)	$259	$-	$-	$(11)
Depreciation expense	$85	$2	$-	$-	$87
(1) - Gross margin excludes intersegment revenue.

During the time periods covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites.

8.  Discontinued Operations

Income from discontinued operations consists of direct revenue and direct expenses of the Software business which was sold in April 2007, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the Software business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows (in thousands):

Three Months Ended
October 31, 2006

Revenue	$2,136

Loss from discontinued operations before income taxes	(832)
Income taxes	21
Loss from discontinued operations, net of income taxes	$(811)

9. Litigation

In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the "Underwriters"), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999.

Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92.

In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases, which included the Company's case, that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed an amended complaint and filed a motion for class certification based on their amended allegations, which the Company as well as the other defendants in the six test cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 4, 2007, a purported SourceForge shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

On November 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $0.13 million to the plaintiff, which have been included in accrued liabilities and other in the Company's condensed consolidated balance sheets as of October 31, 2007, together with accrued interest thereon.

The plaintiff appealed his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company appealed the judgment for Breach of the Covenant of Good Faith and Fair Dealing. The parties submitted their briefs to the Appeals Court and oral argument was heard on May 17, 2007. On August 20, 2007, the Appeals Court issued its decision, vacating the Superior Court’s dismissal of the plaintiff’s Wage Act claims, and affirming all other counts. On September 24, 2007, the Company filed an Application for Further Appellate Review with the Supreme Judicial Court regarding the plaintiff’s Wage Act claims, which was denied on October 31, 2007. On November 6, 2007, the Superior Court docketed the Appeals Court’s decision to vacate the judgment dismissing the plaintiff’s Wage Act claims, and to remand the case for further proceedings. On November 7, 2007, the Superior Court docketed the Appeals Court’s decision to affirm the judgments on all other counts. The Company believes that it has meritorious defenses to plaintiff’s remaining Wage Act claims and intends to defend itself vigorously.

In September 2007, Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France. The action asserted statutory claims under the French Intellectual Property Code. The Company believes that it has meritorious defenses to the action and intends to defend itself vigorously.

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

11. Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2007.

In conjunction with the sale of its Software business to CollabNet, the Company has agreed to indemnify CollabNet for damages arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. Except in the case of fraud, the indemnification is limited to the 2,933,444 shares of CollabNet preferred stock held in escrow; however the maximum amount of the indemnification for breach of the non-competition covenant is equal to the 11,733,777 shares of CollabNet Series C-1 preferred stock, owned by the Company. CollabNet may not make an indemnification claim until their aggregate losses under the indemnification provisions exceed $0.1 million. The term of the indemnification is generally through April 24, 2008, except for certain claims for fraud or breaches of the non-competition covenant. The Company believes that it has complied with all of those items for which it has agreed to indemnify CollabNet, and the Company has not been subject to any claims or suffered any losses, and CollabNet has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of October 31, 2007.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2007.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; operating expenses; financial performance and results of operations; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in web site development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended October 31, 2007 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended July 31, 2007.

Overview

We own and operate a network of media web sites, serving the IT professional, software development and open source communities. Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities. Our network of web sites include: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com. Combining user-developed content, online marketplaces and e-commerce, we are the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

As a result of the sale of our Software business to CollabNet, we no longer have operations in this segment. In conjunction with the sale of our Software business, we restructured our facilities for the excess facility space formerly used by our Software business and also terminated the employment of those employees not offered positions at CollabNet.

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

Our network of web sites served an average of over 32 million unique visitors per month* over the past twelve months (*Source: Google Analytics and Omniture). During the first quarter of fiscal 2008 we served 190 million downloads from our SourceForge.net web site. We continue to invest in our SourceForge.net Marketplace platform, which became generally available in December 2008, and we are also building our new data center, which is expected to be operational in the current fiscal year, which ends on July 31, 2008. Within the E-commerce segment, we continued to increase our customer base, increasing the average order size by 12% and the number of orders by 18% for the first quarter of fiscal 2008 as compared to the same period in the prior year.

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

The following table sets forth our operating results from continuing operations for the periods indicated as a percentage of revenue, represented by selected items from the unaudited condensed consolidated statements of operations. The results of our discontinued Software business are excluded from the operating results from continuing operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

	Three Months Ended October 31,
	2007	2006
Consolidated Statements of Operations Data from Continuing Operations:
Online Media revenue	42.8%	45.4%
E-commerce revenue	57.2	54.6
Revenue	100.0%	100.0%
Online Media cost of revenue	13.8	13.5
E-commerce cost of revenue	42.0	43.4
Cost of revenue	55.8	56.9
Gross margin	44.2	43.1
Operating expenses:
Sales and marketing	17.4	14.8
Research and development	8.3	12.0
General and administrative	21.9	16.5
Restructuring costs and other special charges	13.7	-
Total operating expenses	61.3	43.3
Loss from operations	(17.1)	(0.2)
Interest and other income, net	6.8	8.6
Income (loss) from continuing operations before income taxes	(10.3)	8.4
Provision for income taxes	-	0.3
Income (loss) from continuing operations	(10.3%)	8.1%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		% Change Three Months
	October 31, 2007	October 31, 2006
($ in thousands)
Online Media revenue	$4,409	$3,703	19%
E-commerce revenue	5,893	4,461	32%
Revenue	$10,302	$8,164	26%

Sales for the three months ended October 31, 2007 were primarily to customers located in the United States of America.

For the three months ended October 31, 2007, no one customer represented 10% or greater of revenue. We do not anticipate that any one customer will represent more than 10% of revenue in the near future.

Revenue by Segment

Online Media Revenue

	Three Months Ended		% Change Three Months
	October 31, 2007	October 31, 2006
($ in thousands)
Online Media revenue	$4,409	$3,703	19%
Percentage of total revenue	43%	45%

During the three months ended October 31, 2007, Online Media revenue was derived primarily from cash sales of advertising space on our various web sites as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites.

	Three Months Ended		% Change Three Months
	October 31, 2007	October 31, 2006 (1)
($ in thousands)
Cash advertising	$3,035	$2,485	22%
Sponsorships	248	245	1%
Other revenue	1,126	973	16%
Online Media revenue	$4,409	$3,703	19%

1 - Amounts reclassified to conform to current period allocation methodology.

Cash advertising revenue is derived from advertisements or services delivered to advertisers. Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data, generally a lead. The increase in cash advertising is primarily due to new customers purchasing advertising during the quarter and to a lesser extent to existing advertisers purchasing additional advertising.

Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. The sponsorship revenue remained constant during the three months ended October 31, 2007, as compared to the three months ended October 31, 2006.

Other revenue includes paid search, contextually-relevant advertising, remnant advertising and referral fees, derived primarily from arrangements with third-party providers. The increase in other revenue for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 was primarily due to increased revenue from contextually-relevant advertising resulting from an increase in the number of contextually-relevant advertising impressions sold.

E-commerce Revenue

	Three Months Ended		% Change Three Months
	October 31, 2007	October 31, 2006

E-commerce revenue (in thousands)	$5,893	$4,461	32%
Percentage of total revenue	57%	55%
Number of Orders (per quarter)	81,396	69,162	18%
Avg. order size (in whole dollars)	$72.40	$64.50	12%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth during the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, was primarily due to an 18% increase in the number of orders year-over-year and a 12% increase in the average order size. The increase in the number of orders was primarily due to the introduction of innovative products. The increase in the average order size was primarily due to customers ordering products with higher selling prices. We expect E-commerce revenue to continue to grow as the number of visitors to our site grows.

Cost of Revenue/Gross Margin

	Three Months Ended		% Change Three Months
($ in thousands)	October 31, 2007	October 31, 2006
Cost of revenue	$5,753	$4,647	24%
Gross margin	4,549	3,517	29%
Gross margin %	44%	43%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product costs associated with our E-commerce business.

Gross margins increased for the three months ended October 31, 2007 as compared with the three months ended October 31, 2006, due primarily to increases in our Online Media revenue and our E-commerce revenue as well as improved gross margin percent resulting from lower overall product costs.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		% Change Three Months
($ in thousands)	October 31, 2007	October 31, 2006
Online Media cost of revenue	$1,424	$1,104	29%
Online Media gross margin	2,985	2,599	15%
Online Media gross margin %	68%	70%
Headcount	20	21

Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns. The decrease in Online Media gross margin percentages for the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, was primarily driven by increases in headcount related costs of $0.1 million, data center co-location costs of $0.1 million and ad serving costs of $0.1 million. Our data center costs increased due to increased infrastructure requirements as we transition to our new data center. Our ad serving costs increased due to the implementation and adoption of technology which provides for automation of customer quotes, approval of the resulting order and transfer of the order to our ad server.

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

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		% Change Three Months
	October 31, 2007	October 31, 2006
($ in thousands)
E-commerce cost of revenue	$4,329	$3,543	22%
E-commerce gross margin	1,564	918	70%
E-commerce gross margin %	27%	21%
Headcount	14	11

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-Commerce operations and merchandising functions. The increase in E-commerce cost of revenue during the three months ended October 31, 2007, as compared to the three months ended October 31, 2006 was primarily due to increased product and shipping costs as well as operating costs. The increase in product and shipping costs were primarily the result of increased E-commerce number of orders. The increase in operating costs was primarily due to increased headcount and related expenses to support the increased revenue. The increase in gross margin percentage was primarily due to increased product margins resulting from increased sales of ThinkGeek exclusive products which generally realize higher gross margins. We expect E-commerce cost of revenue in absolute dollars to grow as E-commerce revenue increases in the future. In addition, E-commerce gross margin percentages may fluctuate depending on the mix of products sold.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities and trade shows.

	Three Months Ended
($ in thousands)	October 31, 2007	October 31, 2006	% Change Three Months
Sales and Marketing	$1,791	$1,205	49%
Percentage of total Revenue	17%	15%
Head Count	22	16

The increase in sales and marketing expenses in the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, was primarily due to increases in headcount and related expenses of $0.3 million and marketing expenses of $0.2 million. The increase in headcount is due to additional sales personnel as we ramp our sales organization and and SourceForge.net personnel to support our SourceForge.net Marketplace platform. The increase in marketing expenses was due to printing and mailing of our E-commerce catalog, market research for our SourceForge.net Marketplace and public relations costs.

We expect our sales and marketing expenses in absolute dollars to increase in the future as we grow our sales force.  However, in the future, we expect sales and marketing expenses to decrease slightly as a percentage of revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment. We expense all of our R&D costs as they are incurred; however, certain costs, including personnel related expenses incurred, in the development of our SourceForge.net Marketplace platform are capitalized.

	Three Months Ended		% Change Three Months
($ in thousands)	October 31, 2007	October 31, 2006
Online Media	$760	$921	(17%)
E-commerce	93	58	60%
Research and Development	$853	$979	(13%)
Percentage of total revenue	8%	12%
Headcount	25	23

R&D expense decreased by $0.1 million in absolute dollars in the three months ended October 31, 2007, as compared to the three months ended October 31, 2006. Online Media R&D expenses decreased by $0.2 million, primarily due to the capitalization of $0.5 million of software development costs related to our SourceForge.net Marketplace platform (including consulting of $0.3 million), offset in part by additional personnel related expense for our SourceForge.net web site. The decrease as a percentage of revenue was primarily due to increased revenue levels. We expect R&D expenses to increase in absolute dollars and also increase slightly as a percentage of revenue in the future.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. During the three months ended October 31, 2007 and October 31, 2006, we capitalized $0.5 million and $0.03 million, respectively, of software development costs relating to the development of our SourceForge.net Marketplace platform.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		% Change Three Months
($ in thousands)	October 31, 2007	October 31, 2006
General and Administrative	$2,256	$1,343	68%
Percentage of total revenue	22%	16%
Headcount	19	22

General and administrative expenses increased by $0.9 million in absolute dollars in the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, primarily due to general and administrative expenses of $0.6 million, which were previously allocated to our discontinued Software business as well as increased stock-based compensation expense of $0.2 million and personnel related expenses of $0.2 million. The increase in stock-based compensation was primarily related to stock awards granted in fiscal 2007. The increase in personnel related expenses was primarily due to increased bonus expense due to a lower payout percent in the three months ended October 31, 2006 and severance costs. General and administrative expense increased as a percentage of revenue due to the increase in expenses. We expect general and administrative expenses to increase in absolute dollars and as a percentage of revenue in the future, due to the absorption of corporate expenses, which were previously allocated to our discontninued Software business.

Restructuring Costs

In conjunction with the relocation of our corporate headquarters to Mountain View, California in October 2007, we recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $6.5 million as of October 31, 2007 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sub-lease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):
	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the three months ended October 31, 2007	$5,048	$1,414	$(505)	$539	$6,496

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.66 million, offset in part by the write-off of leasehold improvements of $0.12 million.

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended
	October 31, 2007	October 31, 2006

Interest Income	$750	$701
Interest Expense	(56)	$(2)
Other Income (Expense), net	3	5
Interest and other income, net	$697	$704

The increase in interest income for the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, was due to increased returns on our cash as a result of increased cash balances from the same period for the prior year and increased interest rates. The increase in interest expense is due to interest expense accrued, at the legal statutory rate, on our accrued legal settlement in the Okerman litigation.

Income Taxes

Three Months Ended		% Change Three Months
October 31, 2007	October 31, 2006
($ in thousands)
Provision for income taxes	$2	$22	(91%)

The decrease in the provision for income taxes for the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, was due to the decrease in income from continuing operations. As of October 31, 2007, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2026 and fiscal year 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Three Months Ended October 31,
($ in thousands)	2007	2006
Net cash provided by (used in):
Continuing operations:
Operating activities	$(2,138)	$(1,464)
Investing activities	2,511	(17)
Financing activities	(53)	1,019
Discontinued operations	24	(481)
Net increase (decrease) in cash and cash equivalents	$344	$(943)

Our principal sources of cash as of October 31, 2007 are our existing cash, cash equivalents and investments of $53.5 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents increased by $0.3 million, and investments decreased by $3.5 million at October 31, 2007 when compared to July 31, 2007. This total decrease is primarily due to cash used in continuing operations of $2.1 million, capital expenditures of $0.9 million and cash used to repurchase common stock for taxes of $0.1 million.

Operating Activities

Net cash used in operating activities of $2.1 million for the three months ended October 31, 2007 was primarily due to a loss from continuing operations of $1.1 million, increases in inventory of $3.9 million and prepaid expenses and other assets of $0.8 million and decreases in accrued liabilities and other long-term liabilities of $1.1 million, offset in part by non-cash restructuring charges of $1.4 million, stock-based compensation of $0.5 million, a decrease in accounts receivable of $0.7 million and an increase in accounts payable of $1.6 million. The increase in inventory is due to purchases of inventory by our E-commerce business in anticipation of their seasonal second quarter, and the increase in prepaid and other assets are primarily related to inventory prepayments to vendors. The decreases in accrued liabilities and other long-term liabilities are primarily related to the reclassification of $1.0 million of accrued rent related to our Fremont, California facility to restructuring reserve. The decrease in accounts receivable is primarily the result of improved collection efforts. The increase in accounts payable is primarily due to the increased inventory levels.

Net cash used in operating activities of $1.5 million for the three months ended October 31, 2006 was primarily due to increases in inventory of $2.5 million, accounts receivable of $0.8 million and prepaid expenses and other assets of $0.7 million and a decrease in accrued restructuring charges of $0.4 million, offset in part by cash provided by income from continuing operations of $0.7 million, non-cash stock-based compensation expense of $0.3 million and an increase is accounts payable of $1.6 million. The increase in inventory is due to purchases of inventory by our E-commerce business in anticipation of their seasonal second quarter and the increase in prepaid and other assets is primarily related to inventory prepayments to vendors. The increase in accounts receivable is primarily the result of slower payments by our Online Media customers. The decrease in accrued restructuring charges is due to regular lease payments. The increase in accounts payable is primarily due to the increased inventory levels.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash usage related to purchases of property and equipment for the three months ended October 31, 2007 was primarily due internally developed software related to our SourceForge.net Marketplace platform of $0.5 million and to a lesser extent additional equipment and leasehold improvement purchases. The purchase of equipment was related to the initial equipment purchases for our data center and the leasehold improvements related to the relocation of our corporate headquarters from Fremont to Mountain View.

Cash usage related to purchases of property and equipment for the three months ended October 31, 2006 was primarily related to additional equipment purchases.

Financing Activities

Our financing activities are primarily comprised of cash proceeds from the sale of our common stock through employee benefit plans and repurchases of common stock for taxes upon the vesting of restricted stock awards.

Discontinued Operations

The cash used by discontinued operations was due to the results of the discontinued Software business in fiscal 2007. In fiscal 2008, we no longer have operations in this segment and the cash flows are solely the result of the collection of outstanding accounts receivable related to the discontinued Software business.

As of October 31, 2007 and July 31, 2007, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million letter of credit will decline as the Company meets certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, capital projects to expand our support systems and infrastructure, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations, market and operate our SourceForge.net Marketplace platform and related support systems and infrastructure, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy. See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of October 31, 2007 (in thousands):

		Fiscal years ending July 31,
	Total	2008	2009 and 2010	2011 and 2012	Beyond Fiscal 2012
Gross Operating Lease Obligations	$12,827	$3,267	$8,219	$1,236	$105
Sublease Income	(2,837)	(803)	(2,034)	-	-
Net Operating Lease Obligations	9,990	2,464	6,185	1,236	105

Purchase Obligations	4,837	4,837	-	-	-
Total Obligations	$14,827	$7,301	$6,185	$1,236	$105

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

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of October 31, 2007. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of October 31, 2007:
Cash equivalents	$1,224
Weighted-average interest rate	4.74%
Short-term investments		$40,302
Weighted-average interest rate		5.25%
Long-term investments			$4,493
Weighted-average interest rate			5.20%

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

PART II

Item 1. Legal Proceedings

In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the "Underwriters"), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999.

Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92.

In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases, which included the Company's case, that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed an amended complaint and filed a motion for class certification based on their amended allegations, which the Company as well as the other defendants in the six test cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 4, 2007, a purported SourceForge shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

On November 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $0.13 million to the plaintiff, which have been included in accrued liabilities and other in the Company's condensed consolidated balance sheets as of October 31, 2007, together with accrued interest thereon.

The plaintiff appealed his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company appealed the judgment for Breach of the Covenant of Good Faith and Fair Dealing. The parties submitted their briefs to the Appeals Court and oral argument was heard on May 17, 2007. On August 20, 2007, the Appeals Court issued its decision, vacating the Superior Court’s dismissal of the plaintiff’s Wage Act claims, and affirming all other counts. On September 24, 2007, the Company filed an Application for Further Appellate Review with the Supreme Judicial Court regarding the plaintiff’s Wage Act claims, which was denied on October 31, 2007. On November 6, 2007, the Superior Court docketed the Appeals Court’s decision to vacate the judgment dismissing the plaintiff’s Wage Act claims, and to remand the case for further proceedings. On November 7, 2007, the Superior Court docketed the Appeals Court’s decision to affirm the judgments on all other counts. The Company believes that it has meritorious defenses to plaintiff’s remaining Wage Act claims and intends to defend itself vigorously.

In September 2007, Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France. The action asserted statutory claims under the French Intellectual Property Code. The Company believes that it has meritorious defenses to the action and intends to defend itself vigorously.

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

SourceForge.net hosts more than 162,000 open source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site.  Google, Inc. (“Google”) offers open source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Further, other companies and organizations offer open source code hosting, open source code search, and open source software development-related services.  Our competitors may be able to respond more quickly and effectively than we can to new or changing open source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Online Media business could be negatively impacted.

We are devoting significant research and development resources and spending on development of the SourceForge.net Marketplace, so if it does not achieve market acceptance our business and operating results will be materially and adversely affected.

In the first three months of fiscal 2008, which ended October 31, 2007, we spent $1.4 million on research and development within our Online Media business, including $0.5 million on internally developed software related to our SourceForge.net Marketplace offering.  We expect to allocate a substantial portion of our research and development resources to the SourceForge.net Marketplace for the foreseeable future, a portion of which may be capitalized as internally developed software. There can be no assurance, however, that we will be sufficiently successful in marketing, upgrading and supporting the SourceForge.net Marketplace to offset our substantial research and development expenditures. We launched our SourceForge.net Marketplace in December 2007. Failure to grow revenue derived from the SourceForge.net Marketplace sufficiently to offset the significant research and development costs will materially and adversely affect our business and operating results.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation.

The success of our Online Media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web sites.  We do not currently have a formal disaster recovery plan and our computer and communications systems are located in a single data center in Santa Clara County, California. Although we are currently building a new data center, which we expect to be operational in the current fiscal year, which ends on July 31, 2008, given the current location of our single data center and our lack of a formal disaster recovery plan, our systems and operations remain vulnerable to damage or interruption from earthquake, fire, power loss, telecommunications failure and similar events.

During the first three months of fiscal 2008, which ended October 31, 2007, we experienced service interruptions with our online sites, including service outages associated with our SourceForge.net and Slashdot.org sites.  Service interruptions were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

In order to offer cost effective and innovative products, we are increasingly relying on manufacturers located outside of the United States, most of which are located in Asia (primarily China), to supply us with these products in sufficient quantities based on our forecasted customer demand and to deliver these products in a timely manner.

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

Our ability to obtain goods on a cost effective basis is also subject to our ability to maintain relationships with our suppliers and our ability to negotiate and maintain supply arrangements on favorable terms. There is increasing political pressure on China to permit the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our purchase orders are denominated in USD, our suppliers could attempt to renegotiate these contracts and increase costs to us if the CNY/USD exchange rate were to change in a manner adverse to the USD. In addition, because our purchases are usually on a case by case basis, we are subject to the risk of unexpected changes in pricing or supply from these suppliers. We may also be unable to develop beneficial relationships with new vendors in the future.

We may be subject to product liability claims if people or property are harmed by the products we sell on our E-commerce web sites, which could be costly to defend and subject us to significant damage claims.

Some of the products we offer for sale on our E-commerce web sites, such as consumer electronics, toys, computers and peripherals, toiletries, beverages and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability, and even if some agreements provide for indemnification, it may be prohibitively costly to avail ourselves of the benefits of the protection.

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

Unplanned system interruptions and capacity constraints could harm our revenue and reputation.

Our E-Commerce business is dependent on the uninterrupted and highly available operation of our web site.  If we fail to provide customers with such access to our web site at the speed and performance which they require, our E-Commerce sales would be adversely affected and our business reputation may be seriously harmed.

We do not currently have a formal disaster recovery plan and our computer and communications systems are located in a single data center in Santa Clara County, California. Although we are currently building a new data center, which we expect to be operational in the current fiscal year, which ends on July 31, 2008, given the current location of our single data center and our lack of a formal disaster recovery plan, our systems and operations remain vulnerable to damage or interruption from earthquake, fire, power loss, telecommunications failure and similar events. If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

Risks Related To Our Financial Results

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

• specific economic conditions relating to online advertising spending;

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

Based up on recent events in the credit market, we may be impacted by the following risks:

•  our investment portfolio contains asset backed securities, which have recently experienced declines in value resulting from the uncertainties in the United States mortgage and home equity market;

•  we may experience temporary or permanent declines in the value of certain instruments which would be reflected in our financial statements;

•  we may experience rating agency downgrades of instruments we currently own which may degrade our portfolio quality and cause us to take impairment charges;

•  we may not be able to reasonably value or assess our investments if there is not a liquid resale market for those instruments.

We report changes in the market value of investments as unrealized gains or losses. In the event an investment does not mature as scheduled, we may be required to recognize a realized loss on the investment and our results of operations would be adversely affected.

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

During the three months ended October 31, 2007 we experienced negative cash flow from operations and although we generated cash from continuing operations during fiscal 2007 and fiscal 2006, which ended July 31, 2007 and July 31, 2006, respectively, we have historically experienced annual cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a net loss of $1.1 million for our first fiscal quarter, which ended October 31, 2007 and have an accumulated deficit of $733.4 million as of October 31, 2007.  We may incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

We expect that our web sites will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of web sites in different Internet industry segments overlap. The scope of United States patent protection for software is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unwittingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against our web site offerings.  A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

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

In September 2007, the Societe des Producteurs de Phonogrammes Francais filed copyright claims under French law against us alleging that the hosting on our SourceForge.net website of a certain third party open source software project, which may be used for so-called "peer-to-peer" file sharing, purportedly violates French law. An adverse result in this lawsuit may include an award of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering downloads of certain third party open source software in France, which could result in a loss of revenue or an increase in operating expenses. In addition, this claim may require us to change in our business practices, which could result in a loss of revenue or otherwise harm to our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of October 31, 2007 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our services and grow our business.

Our ability to successfully offer our services and grow our business requires an effective planning and management process. We updated our operations and financial systems, procedures and controls following our strategic decision to exit the hardware business, however; we still rely on manual processes and procedures that may not scale commensurately with growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. If we cannot grow our businesses, and manage that growth effectively, or if we fail to implement in a timely manner appropriate internal systems, procedures, controls and necessary automation and improvements to these systems, our businesses will suffer.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of fiscal 2008, which ended October 31, 2007, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $2.09 to $3.93 per share and the closing sale price on October 31, 2007, the last trading day of the first quarter of our fiscal year 2008, was $2.65 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended October 31, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
August 1, 2007 to August 31, 2007	32,139	$2.64
September 1, 2007 to September 30, 2007	-
October 1, 2007 to October 31, 2007	-

Total	32,139	$2.64

(1) - Represents shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCEFORGE, INC.

By:	/s/ ALI JENAB
Ali Jenab
President and Chief Executive Officer

By:	/s/ PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer

Date: December 10, 2007

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