Form 10-Q
period 2008-01-31
SourceForge, Inc
filed 2008-03-11
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At February 29, 2008
Common Stock, $0.001 par value	68,466,186

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	January 31,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,685	$8,357
Short-term investments	32,461	34,412
Accounts receivable, net of allowance of $134 and $76, respectively	3,973	5,309
Inventories	3,165	2,052
Prepaid expenses and other current assets	1,654	1,529
Current assets of discontinued operations	33	92
Total current assets	62,971	51,751
Property and equipment, net	4,154	2,640
Long-term investments	3,500	13,871
Restricted cash, non-current	1,000	1,000
Other assets	7,280	7,601
Total assets	$78,905	$76,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,540	$2,348
Accrued restructuring liabilities, current portion	2,724	1,781
Deferred revenue	746	733
Accrued liabilities and other	2,341	2,786
Total current liabilities	8,351	7,648
Accrued restructuring liabilities, net of current portion	3,237	3,267
Other long-term liabilities	153	854
Total liabilities	11,741	11,769
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock	69	69
Treasury stock	(89)	(4)
Additional paid-in capital	798,505	797,422
Accumulated other comprehensive loss	(49)	(26)
Accumulated deficit	(731,272)	(732,367)
Total stockholders’ equity	67,164	65,094
Total liabilities and stockholders’ equity	$78,905	$76,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007 (1)	2008	2007 (1)
Revenue:
Online Media revenue, including $181, $21, $474 and $43 of related party revenue, respectively	$4,219	$3,827	$8,628	$7,530
E-Commerce revenue	17,679	13,277	23,572	17,738
Revenue	21,898	17,104	32,200	25,268
Cost of revenue:
Online Media cost of revenue	1,879	1,186	3,303	2,290
E-Commerce cost of revenue	12,971	9,608	17,300	13,151
Cost of revenue	14,850	10,794	20,603	15,441
Gross margin	7,048	6,310	11,597	9,827
Operating expenses:
Sales and marketing	2,083	1,656	3,874	2,861
Research and development	1,017	848	1,870	1,827
General and administrative	2,215	1,553	4,471	2,897
Restructuring costs	-	-	1,414	-
Total operating expenses	5,315	4,057	11,629	7,585
Income (loss) from operations	1,733	2,253	(32)	2,242
Interest and other income, net	635	727	1,332	1,431
Income from continuing operations before income taxes	2,368	2,980	1,300	3,673
Provision for income taxes	203	163	205	185
Income from continuing operations	2,165	2,817	1,095	3,488
Discontinued operations:
Loss from operations, net of taxes	-	(1,041)	-	(1,852)
Loss from discontinued operations	-	(1,041)	-	(1,852)
Net income	$2,165	$1,776	$1,095	$1,636

Income per share from continuing operations:
Basic	$0.03	$0.04	$0.02	$0.05
Diluted	$0.03	$0.04	$0.02	$0.05
Loss per share from discontinued operations:
Basic	$0.00	$(0.02)	$0.00	$(0.03)
Diluted	$0.00	$(0.02)	$0.00	$(0.03)
Net income per share:
Basic	$0.03	$0.03	$0.02	$0.02
Diluted	$0.03	$0.03	$0.02	$0.02
Shares used in per share calculations:
Basic	67,445	66,827	67,423	66,056
Diluted	67,647	69,248	67,783	68,666

(1)	Revised for discontinued operations. See Note 8 - Discontinued Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended January 31,
	2008	2007 (1)
Cash flows from operating activities:
Net income	$1,095	$1,636
Loss from discontinued operations	-	(1,852)
Income from continuing operations	$1,095	$3,488
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	504	234
Stock-based compensation expense	1,032	562
Provision for bad debts	58	71
Provision for excess and obsolete inventory	(24)	(8)
Loss (gain) on sale of assets	7	(5)
Non-cash restructuring expense	1,414	-
Changes in assets and liabilities, net of disposition:
Accounts receivable	1,278	(1,732)
Inventories	(1,089)	(1,363)
Prepaid expenses and other assets	196	(541)
Accounts payable	192	1,027
Accrued restructuring liabilities	(376)	(796)
Deferred revenue	13	328
Accrued liabilities and other	(445)	109
Other long-term liabilities	(701)	(120)
Net cash provided by operating activities from continuing operations	3,154	1,254
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(2,150)	(844)
Purchase of marketable securities	(25,838)	(41,411)
Sale of marketable securities	38,137	30,737
Net cash provided by (used in) investing activities from continuing operations	10,149	(11,518)
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	51	3,218
Repurchase of common stock	(85)	-
Net cash (used in) provided by financing activities from continuing operations	(34)	3,218
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	59	(559)
Net cash used in investing activities	-	(31)
Net cash provided by (used in) discontinued operations	59	(590)
Net increase (decrease) in cash and cash equivalents	13,328	(7,636)
Cash and cash equivalents, beginning of period	8,357	14,753
Cash and cash equivalents, end of period	$21,685	$7,117

(1)	Revised for discontinued operations. See Note 8 - Discontinued Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Overview

SourceForge, Inc. (“SourceForge” or the “Company”) owns and operates a network of media web sites, serving the IT professional, software development and open source communities. Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities. The Company’s network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com . Combining user-developed content, online marketplaces and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

SourceForge was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue its Online Media, E-Commerce, Software and Online Images businesses. In December 2005, the Company sold Online Images business to Jupitermedia Corporation (“Jupitermedia”) and in April 2007, the Company sold its Software business to CollabNet, Inc. (“CollabNet”). On May 24, 2007, reflecting the Company’s strategic decision to focus on its network of media and E-Commerce web sites, the Company changed its name to SourceForge, Inc. and merged with and into its wholly-owned subsidiary, OSTG, Inc.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The accompanying condensed consolidated balance sheet as of July 31, 2007 has been derived from audited financial statements, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2008, its results of operations for the three and six months ended January 31, 2008 and January 31, 2007 and its cash flows for the six months ended January 31, 2008 and January 31, 2007 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2007, included in the Company’s Annual Report on Form 10-K/A filed with the SEC.

2. Summary of Significant Accounting Policies

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the Company’s consolidated financial statements and related notes requires the Company to make estimates, which include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company has based its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and the Company evaluates its estimates on a regular basis and makes changes accordingly. Historically, the Company’s estimates relative to its critical accounting estimates have not differed materially from actual results. However actual results may differ from these estimates under different conditions.

A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used, or changes in accounting estimates, could materially impact the financial statements.

There have been no significant changes to the Company’s critical accounting estimates during the three and six months ended January 31, 2008 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2007.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock and approximately 14% of VA Linux Systems Japan, K.K.’s (“VA Linux Japan”) common stock. As the Company holds less than 20% of the voting stock of these companies and does not otherwise exercise significant influence, these investments are accounted for under the cost method. CollabNet is a developer of software used in collaborative software development. VA Linux Japan distributes software and related consulting services and resyndicated certain of the Company’s Online Media business web sites for the Japanese market. In September 2007, VA Linux Japan sold its syndication rights to an unrelated third party which is now known as OSDN K.K.. Subsequent to such sale, the Company no longer has any transactions with VA Linux Japan.

There are $0.2 million and $0.02 million of related-party revenue from continuing operations associated with CollabNet and VA Linux Japan for the three months ended January 31, 2008 and January 31, 2007, respectively. There are $0.5 million and $0.04 million of related-party revenue from continuing operations associated with CollabNet and VA Linux Japan for the six months ended January 31, 2008 and January 31, 2007, respectively.

Foreign Currency Translation

The Company has liquidated all of its wholly-owned foreign subsidiaries except for a single foreign legal entity as of January 31, 2008. The functional currency of the Company’s sole foreign subsidiary, SourceForge Europe, which is located in Belgium, is the Euro, which is Belgium’s local currency. For the periods presented, no revenue or expenses resulted from the foreign entity. At January 31, 2008 the Company has a foreign cash balance of $0.02 million. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of January 31, 2008 the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and online web sites and with respect to international Online Media sales, through firms based in the United Kingdom and Australia. Revenue for the three and six months ended January 31, 2008 and January 31, 2007, respectively, was generated primarily from sales to customers in the United States.

Cash, Cash Equivalents and Investments

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

The Company accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly-liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain (loss) in stockholders’ equity. The cost of the investments is not significantly different than the fair value for the fiscal periods presented. The fair value of the Company’s available-for-sale securities is based on quoted market prices or estimates by its advisors at the balance sheet dates.

Cash, cash equivalents and investments consist of the following (in thousands) at market value:

	January 31,	July 31,
	2008	2007
Cash and cash equivalents:
Cash	$2,366	$3,799
Money market funds	15,221	1,736
Government securities	1,999	-
Corporate securities	2,099	2,822
Total cash and cash equivalents	$21,685	$8,357

Short-term investments:
Government securities	$11,500	$9,394
Corporate securities	18,952	10,950
Asset backed securities	226	7,534
Money market securities	1,783	6,534
Total short-term investments	$32,461	$34,412

Long-term investments:
Corporate securities	$492	$7,073
Government securities	3,008	3,000
Asset backed securities	-	3,798
Total long-term investments	$3,500	$13,871

Restricted cash, non-current	$1,000	$1,000

Short-term investments include $10.9 million of auction rate securities, which failed to reset subsequent to January 31, 2008 (See Note 12).

The contractual maturities of debt securities classified as available-for-sale at January 31, 2008 are as follows (in thousands):

January 31,
2008
Maturing 90 days or less from purchase	$4,098
Maturing between 90 days and one year from purchase	32,461
Maturing more than one year from purchase	3,500
Total available-for-sale debt securities	$40,059

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” for revenue recognition as follows:

Online Media Revenue

Online Media revenue is derived primarily from cash sales of advertising space on the Company’s various web sites, as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites. The Company recognizes Online Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by users of the Company’s online services). To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered. Traffic to the Company’s Online Media web sites is seasonal, with relatively lower levels of traffic experienced during the summer months of the northern hemisphere.

E-Commerce Revenue

E-Commerce revenue is derived from the online sale of consumer goods. The Company recognizes E-Commerce revenue from the sale of consumer goods in accordance with SAB No. 104, “Revenue Recognition.” Under SAB No. 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. The Company generally recognizes E-Commerce revenue upon the shipment of goods. The Company grants customers a limited right to return E-Commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

The Company’s E-Commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past several years, a substantial portion of the Company’s E-Commerce revenue has occurred in the Company’s second fiscal quarter, which for fiscal 2008, began on November 1, 2007, and ended on January 31, 2008. As is typical in the retail industry, the Company generally experiences lower E-Commerce revenue during the other quarters. The Company’s E-Commerce revenue in a particular quarter is not necessarily indicative of future E-Commerce revenue for a subsequent quarter or its full fiscal year.

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

For the three months ended January 31, 2008 and January 31, 2007 we capitalized $0.1 million and $0.4 million, respectively, of internal-use software development costs relating to the development of our Marketplace platform. For the six months ended January 31, 2008 and January 31, 2007 we capitalized $0.6 million and $0.4 million, respectively, of internal-use software development costs relating to the development of our Marketplace platform.

In accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. The Company’s software development is related to its discontinued Software business and was completed concurrent with the establishment of technological feasibility. Accordingly, all software development costs have been charged to discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

Stock Based Compensation Expense

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Expected life (years)	3.97	6.00	4.19	6.15
Risk-free interest rate	2.95%	4.59%	3.87%	4.73%
Volatility	60.4%	72.8%	60.2%	74.2%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$1.01	$3.34	$1.27	$2.94

Our computations of expected life for the three and six months ended January 31, 2008 were based on historical settlement patterns. During the three and six months ended January 31, 2007, we used the simplified method for determining the expected term of options granted as allowed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our computations of expected volatility for the three and six months ended January 31, 2008 and January 31, 2007 were based on historical implied volatility in our stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended January 31, 2008 and January 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures for stock options and restricted stock purchase rights with service conditions were estimated based on historical experience and the Company estimated forfeitures to be 20% annually for the three and six months ended January 31, 2008 and January 31, 2007.

Income Taxes

Effective August 1, 2007, the Company adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

The adoption of FIN 48 did not result in any adjustment in the liability for unrecognized income tax benefits. As of August 1, 2007 and January 31, 2008, the Company reduced its unrecognized tax benefits by $0.6 million and $0.6 million, respectively. Since a full valuation allowance was provided for these unrecognized tax benefits, there was no impact on retained earnings as of August 1, 2007.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of the adoption date and January 31, 2008, it was not necessary to accrue interest and penalties related to the uncertain tax positions. For unrecognized tax benefits that exist at January 31, 2008, the Company does not anticipate any significant changes within the next twelve months. The Company is not currently under federal, state or foreign income tax examination.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	January 31,	July 31,
	2008	2007
Computer and office equipment (useful lives of 2 to 3 years)	$4,263	$2,868
Furniture and fixtures (useful lives of 2 to 4 years)	79	497
Leasehold improvements (useful lives of lesser of estimated life or lease term)	50	281
Software (useful lives of 2 to 5 years)	2,632	1,980
Total property and equipment	7,024	5,626
Less: Accumulated depreciation and amortization	(2,870)	(2,986)
Property and equipment, net	$4,154	$2,640

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

The aggregate amortization expense of intangible assets was minimal for the three and six months ended January 31, 2008 and January 31, 2007. The remaining net carrying amount of intangible assets will be amortized ratably through July 31, 2008.

Inventories

Inventories related to the Company’s E-Commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. The Company’s short-term investments included $10.9 million of auction rate securities which failed to reset subsequent to January 31, 2008 (See Note 12). Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of January 31, 2008, no customer accounted for more than 10% of the Company’s gross accounts receivable.

For the three and six months ended January 31, 2008 and January 31, 2007, no one customer represented more than 10% of revenue. The Company does not anticipate that any one customer will represent more than 10% of revenue in the near future.

3. Restructuring Costs

In conjunction with the relocation of its corporate headquarters to Mountain View, California in October 2007, the Company recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California. In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs. The Company exited these businesses to pursue its current Online Media and E-Commerce businesses and reduce its operating losses to improve cash flow. The restructuring liability of $6.0 million as of January 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sub-lease rent. This accrual is subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the six months ended January 31, 2008	$5,048	$1,414	$(1,067)	$566	$5,961

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Below is a summary of the components of the restructuring liability (in thousands):

	Short- Term	Long-Term	Total Liability
Fiscal 2002 Restructuring Plan	$1,593	$2,921	$4,514
Fiscal 2007 Restructuring Plan	188	346	534

Balance as of July 31, 2007	$1,781	$3,267	$5,048

Fiscal 2002 Restructuring Plan	$1,807	$2,515	$4,322
Fiscal 2007 Restructuring Plan	189	251	440
Fiscal 2008 Restructuring Plan	728	471	1,199

Balance as of January 31, 2008	$2,724	$3,237	$5,961

4. Computation of Per Share Amounts

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Income from continuing operations	$2,165	$2,817	$1,095	$3,488
Loss from discontinued operations	-	(1,041)	-	(1,852)
Net income	$2,165	$1,776	$1,095	$1,636

Weighted average shares - basic	67,445	66,827	67,423	66,056
Effect of dilutive potential common shares	202	2,421	360	2,610
Weighted average shares - diluted	67,647	69,248	67,783	68,666

Income per share from continuing operations:
Basic	$0.03	$0.04	$0.02	$0.05
Diluted	$0.03	$0.04	$0.02	$0.05

Loss per share from discontinued operations:
Basic	$0.00	$(0.02)	$0.00	$(0.03)
Diluted	$0.00	$(0.02)	$0.00	$(0.03)

Net income per share:
Basic	$0.03	$0.03	$0.02	$0.02
Diluted	$0.03	$0.03	$0.02	$0.02

The following potential common shares have been excluded from the calculation of diluted net income per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Anti-dilutive securities:
Options to purchase common stock	5,644	2,766	4,641	3,139
Unvested restricted stock purchase rights	971	-	709	-
Total	6,615	2,766	5,350	3,139

5. Comprehensive Income

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net income	$2,165	$1,776	$1,095	$1,636

Unrealized gain (loss) on marketable securities and investments	17	(4)	(23)	6
Comprehensive income	$2,182	$1,772	$1,072	$1,642

6. Stockholders’ Equity and Stock-Based Compensation

Stock options plans

In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.” In conjunction with the adoption of the 2007 Plan, no further awards can be made under the Equity Plans and 9,072,130 and 466,668 shares which were previously authorized under the 1998 Plan and the Directors’ Plan, respectively, were cancelled. The Equity Plans will continue to govern awards previously granted under each respective plan. The 2007 Plan initially reserves 5,250,000 shares of common stock for issuance; subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled. At January 31, 2008, a total of 5,866,682 shares of common stock are available for issuance under the 2007 Plan. The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Under the 2007 Plan, the board of directors may grant to employees, consultants and directors an option to purchase and/or an award of the Company’s common stock at terms and prices determined by the Board of Directors. The Compensation Committee of the Board of Directors also approved that each non-employee director who has been a member of the board of directors for at least six months prior to the date of the stockholders’ meeting will be granted an annual right to purchase 10,000 restricted shares at $0.001 per share at each annual stockholders’ meeting. The restricted shares will vest 50 percent immediately and the remaining 50 percent on the one year anniversary of the grant. The 2007 Plan will terminate in 2017. Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock at the date of grant. All options may be exercised at any time within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the Board of Directors. The Company’s policy is to issue new shares upon exercise of options under the 2007 Plan.

Restricted Stock Purchase Rights

During the fiscal year ended July 31, 2007, the Board of Directors granted executive management as well as certain other employees, 1,507,500 restricted shares at $0.001 per share. The weighted-average grant date fair value per share was $3.90. During the three months ended January 31, 2008, each Director received an Award of 10,000 shares, for a total of 60,000 shares. The weighted-average grant date fair value per share was $2.38. Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. This fair value has been reduced for estimated forfeitures based on the awards ultimately expected to vest and is recognized as an expense over the corresponding service period.

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007 (1)	2008	2007 (1)
Included in cost of revenue:
Online Media cost of revenue	$37	$19	$75	$34
E-commerce cost of revenue	13	5	24	9
Total included in cost of revenue	50	24	99	43
Included in operating expenses:
Sales and marketing	71	49	125	90
Research and development	36	27	59	46
General and administrative	346	204	749	383
Total included in operating expenses	453	280	933	519
Included in discontinued operations	-	150	-	294

Total stock-based compensation expense	$503	$454	$1,032	$856

(1)	Revised for discontinued operations.

The following table summarizes option and restricted stock purchase rights activities from July 31, 2006 through January 31, 2008:

			Stock Options Outstanding		Stock Options
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2006	10,924,386	-	8,953,415	$3.56
Granted	(2,661,475)	1,507,500	1,153,975	$4.21
Exercised	-		(2,820,406)	$1.50
Restricted stock released	-	(25,000)	-	$-
Restricted stock repurchased	165,000	(165,000)	-	$-
Cancelled	703,989	-	(716,738)	$6.26

Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26
Authorized	5,250,000
Granted	(809,750)	60,000	689,750	$2.50
Exercised	-	-	(31,280)	$1.65
Restricted stock released		(123,750)	-	$-
Restricted stock repurchased	262,500	(262,500)	-	$-
Cancelled	(7,967,958)	-	(1,570,840)	$4.15

Balance at January 31, 2008	5,866,692	991,250	5,657,876	$4.10	6.57	$213
Exercisable at January 31, 2008			3,932,327	$4.42	5.46	$206

The aggregate intrinsic value in the above table is calculated as the difference between the January 31, 2008 closing price of our stock of $1.77 per share as reported by the NASDAQ Global Market and the exercise price of the shares. The total number of in-the-money options exercisable as of January 31, 2008 was 0.5 million.

As of January 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $4.3 million, which is expected to be recognized over the next 36 months on a weighted-average basis. The total intrinsic value of options exercised for the three and six months ended January 31, 2008 was insignificant. The total intrinsic value of options exercised was $5.6 million and $7.8 million for the three and six months ended January 31, 2007, respectively. The Company issues new shares upon the exercise of options. No significant tax benefit was realized from exercised options.

As of January 31, 2008, we have 991,250 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.001. As of January 31, 2008, total compensation cost related to stock purchase rights not yet recognized was $2.4 million which is expected to be recognized over the next 25 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at January 31, 2008 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.23	-	$1.77	621	6.08	$1.43	503	$1.36
$1.90	-	$2.44	299	7.30	2.07	245	1.98
$2.45	-	$2.45	726	6.57	2.45	692	2.45
$2.52	-	$2.56	570	9.39	2.56	70	2.52
$2.64	-	$2.98	697	6.05	2.91	642	2.93
$3.00	-	$3.22	604	3.37	3.04	604	3.04
$3.46	-	$4.03	705	8.41	3.92	259	3.92
$4.07	-	$4.25	578	8.55	4.14	218	4.14
$4.33	-	$8.13	647	5.29	6.87	488	7.51
$8.75	-	$64.12	211	2.52	23.69	211	23.69

$0.23	-	$64.12	5,658	6.57	$4.10	3,932	$4.42

7. Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has two operating segments: Online Media and E-Commerce. In April 2007, the Company sold its Software business to CollabNet and no longer has operations in this segment.

The Company’s Online Media segment consists of a network of Internet web sites serving the IT professional, software development and open source communities and the Company’s E-Commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company’s network of web sites that comprise the Online Media segment include: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com. Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other”.

(in thousands)	Online Media	E-commerce	Other	Eliminations	Total Company
Three Months Ended January 31, 2008
Revenue from external customers	$4,219	$17,679	$-	$-	$21,898
Cost of revenue	$1,879	$12,971	$-	$-	$14,850
Gross margin	$2,340	$4,708	$-	$-	$7,048
Operating income (loss)	$(1,523)	$3,256	$-	$-	$1,733
Depreciation expense	$337	$18	$-	$-	$355
Three Months Ended January 31, 2007
Revenue from external customers	$3,827	$13,277	$-	$-	$17,104
Revenue from intersegments	$115	$-	$-	$(115)	$-
Cost of revenue	$1,186	$9,608	$-	$-	$10,794
Gross margin (1)	$2,641	$3,669	$-	$-	$6,310
Operating income (loss)	$(246)	$2,499	$-	$-	$2,253
Depreciation expense	$104	$14	$-	$-	$118
Six Months Ended January 31, 2008
Revenue from external customers	$8,628	$23,572	$-	$-	$32,200
Cost of revenue	$3,303	$17,300	$-	$-	$20,603
Gross margin	$5,325	$6,272	$-	$-	$11,597
Operating income (loss)	$(2,397)	$3,779	$(1,414)	$-	$(32)
Depreciation expense	$471	$33	$-	$-	$504
Six Months Ended January 31, 2007
Revenue from external customers	$7,530	$17,738	$-	$-	$25,268
Revenue from intersegments	$153	$-	$-	$(153)	$-
Cost of revenue	$2,290	$13,151	$-	$-	$15,441
Gross margin (1)	$5,240	$4,587	$-	$-	$9,827
Operating income (loss)	$(516)	$2,758	$-	$-	$2,242
Depreciation expense	$207	$27	$-	$-	$234

(1)	Gross margin excludes intersegment revenue.

During the time periods covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites.

8. Discontinued Operations

Loss from discontinued operations consists of direct revenue and direct expenses of the Software business which was sold in April 2007, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the Software business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows (in thousands):

	Three Months Ended	Six Months Ended
	January 31, 2008	January 31, 2008

Revenue	$1,720	$3,856

Loss from discontinued operations before income taxes	(1,067)	(1,899)
Income taxes	26	47
Loss from discontinued operations, net of income taxes	$(1,041)	$(1,852)

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

On November 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $0.13 million to the plaintiff (the “Jury Award”).

The plaintiff appealed his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company appealed the judgment for Breach of the Covenant of Good Faith and Fair Dealing. In August 2007, the Appeals Court vacated the Superior Court’s dismissal of the plaintiff’s Wage Act claims, and affirmed all other counts. In January 2008, the Company paid the Jury Award together with costs and accrued statutory interest. In February 2008, the Superior Court held a scheduling conference for the Wage Act claim, establishing a September 2008 due date for dispositive motions and scheduling an October 2008 trial date.

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

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS No. 141(R) will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.

11. Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2008.

In conjunction with the sale of its Software business to CollabNet, the Company has agreed to indemnify CollabNet for damages arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. Except in the case of fraud, the indemnification is limited to the 2,933,444 shares of CollabNet preferred stock held in escrow; however the maximum amount of the indemnification for breach of the non-competition covenant is equal to the 11,733,777 shares of CollabNet Series C-1 preferred stock, owned by the Company. CollabNet may not make an indemnification claim until their aggregate losses under the indemnification provisions exceed $0.1 million. The term of the indemnification is generally through April 24, 2008, except for certain claims for fraud or breaches of the non-competition covenant. The Company believes that it has complied with all of those items for which it has agreed to indemnify CollabNet, and the Company has not been subject to any claims or suffered any losses, and CollabNet has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of January 31, 2008.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2008.

12. Subsequent Event

At January 31, 2008, the Company’s short-term investments included $10.9 million of auction rate securities. Subsequent to January 31, 2008, all of these auction rate securities failed to provide liquidity at their auction reset date. All of these investments are AAA/Aaa rated securities collateralized by student loans, with approximately 93% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program. Each failed auction will be assessed individually but the Company has no reason to believe that any of the underlying issuers of its auction rate securities are presently at risk or that these securities are otherwise impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record an impairment charge on these investments in the future. The Company may also have to wait until the final maturity of the underlying notes (between 2028 and 2045) to realize the investments’ recorded value.

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

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and six months ended January 31, 2008 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended July 31, 2007.

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

We currently view our business in two operating segments:  Online Media and E-Commerce.  Our Online Media segment consists of a network of Internet web sites which connect millions of influential technology professionals and enthusiasts. Our Online Media’s network of web sites include: SourceForge.net, Slashdot.org, Linux.com, freshmeat.net, ITManagersJournal.com and NewsForge.com. Our E-Commerce segment sells online goods to geeks through our ThinkGeek.com web site.

Our network of web sites served an average of 32 million unique visitors per month* over the past twelve months (*Source: Google Analytics and Omniture). During the second quarter of fiscal 2008 we served 194 million downloads from our SourceForge.net web site. We continue to invest in our Marketplace platform, which became generally available in December 2007, and we are also building our new data center, which is expected to be operational in the current fiscal year, which ends on July 31, 2008. Within the E-Commerce segment, we continued to increase our customer base, increasing the average order size by 7% and the number of orders by 24% for the second quarter of fiscal 2008 as compared to the same period in the prior year.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Consolidated Statements of Operations Data from Continuing Operations:
Online Media revenue	19.3%	22.4%	26.8%	29.8%
E-commerce revenue	80.7	77.6	73.2	70.2
Revenue	100.0%	100.0%	100.0%	100.0%
Online Media cost of revenue	8.6	6.9	10.3	9.1
E-commerce cost of revenue	59.2	56.2	53.7	52.0
Cost of revenue	67.8	63.1	64.0	61.1
Gross margin	32.2	36.9	36.0	38.9
Operating expenses:
Sales and marketing	9.5	9.7	12.0	11.3
Research and development	4.6	5.0	5.8	7.2
General and administrative	10.1	9.1	13.9	11.5
Restructuring costs	-	-	4.4	-
Total operating expenses	24.2	23.8	36.1	30.0
Income (loss) from operations	8.0	13.1	(0.1)	8.9
Interest and other income, net	2.9	4.3	4.1	5.6
Income from continuing operations before income taxes	10.9	17.4	4.0	14.5
Provision for income taxes	0.9	1.0	0.6	0.7
Income from continuing operations	10.0%	16.4%	3.4%	13.8%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
($ in thousands)
Online Media revenue	$4,219	$3,827	$8,628	$7,530	10%	15%
E-commerce revenue	17,679	13,277	23,572	17,738	33%	33%
Revenue	$21,898	$17,104	$32,200	$25,268	28%	27%

Sales for the three and six months ended January 31, 2008 were primarily to customers located in the United States of America.

For the three and six months ended January 31, 2008 and January 31, 2007, respectively, no one customer represented 10% or greater of revenue. We do not anticipate that any one customer will represent more than 10% of revenue in the near future.

Revenue by Segment

Online Media Revenue

	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
($ in thousands)
Online Media revenue	$4,219	$3,827	$8,628	$7,530	10%	15%
Percentage of total revenue	19%	22%	27%	30%

During the three and six months ended January 31, 2008, Online Media revenue was derived primarily from cash sales of advertising space on our various web sites as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites.

	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007 (1)	January 31, 2008	January 31, 2007 (1)	% Change Three Months	% Change Six Months
($ in thousands)
Cash advertising	$2,627	$2,459	$5,662	$4,944	7%	15%
Sponsorships	305	162	553	407	88%	36%
Other revenue	1,287	1,206	2,413	2,179	7%	11%
Online Media revenue	$4,219	$3,827	$8,628	$7,530	10%	15%

1- Amounts reclassified to conform to current period allocation methodology.

Cash advertising revenue is derived from advertisements or services delivered to advertisers. Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data, generally a lead. The increase in cash advertising for the three months ended January 31, 2008 as compared to three months ended January 31, 2007 is primarily due to new customers purchasing advertising. The increase in cash advertising for the six months ended January 31, 2008 as compared to the six months ended January 31, 2008 is primarily due to new customers purchasing advertising and to a lesser extent to existing advertisers purchasing additional advertising.

Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. The increase in sponsorship revenue during the three and six months ended January 31, 2008, as compared to the three and six months ended January 31, 2007, is due to new customers participating in our sponsorship offerings.

Other revenue includes paid search, contextually-relevant advertising, remnant advertising and referral fees, derived primarily from arrangements with third-party providers. The increase in other revenue for the three and six months ended January 31, 2008, as compared to the three and six months ended January 31, 2007, was primarily due to increased revenue from contextually-relevant advertising resulting from an increase in the number of contextually-relevant advertising impressions sold.

E-Commerce Revenue

	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months

E-commerce revenue (in thousands)	$17,679	$13,277	$23,572	$17,738	33%	33%
Percentage of total revenue	81%	78%	73%	70%
Number of Orders	248,777	200,560	330,173	269,722	24%	22%
Avg. order size (in whole dollars)	$71.06	$66.20	$71.39	$65.76	7%	9%

E-Commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth during the three months ended January 31, 2008, as compared to the three months ended January 31, 2007, was primarily due to a 24% increase in the number of orders year-over-year and a 7% increases in the average order size. The growth during the six months ended January 31, 2008, as compared to the six months ended January 31, 2007, was primarily due to a 22% increase in the number of orders year-over-year and a 9% increases in the average order size. The increase in the number of orders was primarily due to the introduction of innovative products. The increase in the average order size was primarily due to customers ordering products with higher selling prices. We expect E-Commerce revenue to continue to grow as the number of visitors to our site grows.

Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
Cost of revenue	$14,850	$10,794	$20,603	$15,441	38%	33%
Gross margin	7,048	6,310	11,597	9,827	12%	18%
Gross margin %	32%	37%	36%	39%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content, amortization of interally developed software for our Marketplace platform and product costs associated with our E-Commerce business.

Gross margin percent for the three and six months ended January 31, 2008 decreased as compared with the three and six months ended January 31, 2007, due primarily to increases in our Online Media revenue and our E-Commerce cost of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
Online Media cost of revenue	$1,879	$1,186	$3,303	$2,290	58%	44%
Online Media gross margin	2,340	2,641	5,325	5,240	(11%)	2%
Online Media gross margin %	55%	69%	62%	70%
Headcount	22	19	22	19

Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of the sites, cost of equipment and co-location costs for delivering site content, amortization of internally developed software for our Marketplace platform and the costs of serving and running advertising campaigns. The decrease in Online Media gross margin percentages for the three and six months ended January 31, 2008, as compared to the three and six months ended January 31, 2007, was primarily driven by increases in data center co-location costs, amortization of our Marketplace platform, headcount related costs, and ad serving costs. Our data center costs increased due to increased infrastructure requirements and depreciation as we purchase equipment and transition to our new data center. Our amortization costs increased due to the release of our Marketplace platform. Our ad serving costs increased due to the implementation and adoption of technology which provides for the automation of customer quotes, approval of the resulting order and transfer of the order to our ad server.

We expect Online Media cost of revenue to increase in absolute dollars resulting from depreciation expense related to network equipment purchased for our new data center, as well as the associated ongoing operating costs, and amortization of software costs associated with the development of our Marketplace platform. To the extent that Online Media revenue does not increase proportionately, our Online Media gross margins may decline.

E-Commerce Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
($ in thousands)
E-commerce cost of revenue	$12,971	$9,608	$17,300	$13,151	35%	32%
E-commerce gross margin	4,708	3,669	6,272	4,587	28%	37%
E-commerce gross margin %	27%	28%	27%	26%
Headcount	15	11	15	11

E-Commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-Commerce operations and merchandising functions. The increase in E-Commerce cost of revenue during the three and six months ended January 31, 2008, as compared to the three and six months ended January 31, 2007 was primarily due to increased product and shipping costs as well as increased operating costs. The increase in product and shipping costs were primarily the result of increased E-Commerce number of orders. The increase in operating costs was primarily due to increased headcount and related expenses to support the increased revenue. The changes in gross margin percentage were primarily due to the mix of products sold. We expect E-Commerce cost of revenue in absolute dollars to grow as E-Commerce revenue increases in the future, while E-Commerce gross margin percentages may fluctuate depending on the mix of products sold.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities and trade shows.

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
Sales and Marketing	$2,083	$1,656	$3,874	$2,861	26%	35%
Percentage of total revenue	10%	10%	12%	11%
Headcount	24	16	24	16

The increase in sales and marketing expenses in the three months ended January 31, 2008, as compared to the three months ended January 31, 2007, was primarily due to increases in headcount and related expenses of $0.4 million and marketing expenses of $0.1 million. The increase in headcount is due to additional personnel primarily in our sales organization. The increase in discretionary marketing expenses was primarily due to increased printing and mailing expense of our E-Commerce catalog.

The increase in sales and marketing expenses in the six months ended January 31, 2008, as compared to the six months ended January 31, 2007, was primarily due to increases in headcount and related expenses of $0.5 million and marketing expenses of $0.2 million. The increase in headcount is due to additional personnel primarily in our sales organization. The increase in discretionary marketing expenses was primarily due to increased printing and mailing expense of our E-Commerce catalog.

We expect our sales and marketing expenses in absolute dollars to increase in the future as we grow our sales force and marketing organization.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment. We expense all of our R&D costs as they are incurred; however, certain costs, including personnel related expenses incurred, in the development of our Marketplace platform are capitalized.

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
Online Media	$940	$787	$1,701	$1,708	19%	0%
E-commerce	77	61	169	119	26%	42%
Research and Development	$1,017	$848	$1,870	$1,827	20%	2%
Percentage of total revenue	5%	5%	6%	7%
Headcount	25	27	25	27

R&D expense increased by $0.2 million in absolute dollars in the three months ended January 31, 2008, as compared to the three months ended January 31, 2007. Online Media R&D expenses increased by $0.2 million, primarily due to decreased capitalization of software development costs related to our Marketplace platform. The percentage of revenue remains unchanged primarily due to increased revenue levels. We expect R&D expenses to increase in absolute dollars and also increase slightly as a percentage of revenue in the future.

R&D expense increased slightly during the six months ended January 31, 2008 as compared to the six months ended January 31, 2007. The increase was due to increased headcount related expenses for our E-Commerce business.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

For the three and six months ended January 31, 2008, we capitalized $0.1 million and $0.6 million, respectively of internal-use software development costs relating to the development of our Marketplace platform.

For the three and six months ended January 31, 2007, we capitalized $0.4 million and $0.4 million, respectively of internal-use software development costs relating to the development of our Marketplace platform.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
General and Administrative	$2,215	$1,553	$4,471	$2,897	43%	54%
Percentage of total revenue	10%	9%	14%	11%
Headcount	20	19	20	19

General and administrative expenses increased by $0.7 million in absolute dollars in the three months ended January 31, 2008, as compared to the three months ended January 31, 2007, primarily due to general and administrative expenses of $0.6 million, which were previously allocated to our discontinued Software business.

General and administrative expenses increased by $1.6 million in absolute dollars in the six months ended January 31, 2008, as compared to the six months ended January 31, 2007, primarily due to general and administrative expenses of $1.1 million, which were previously allocated to our discontinued Software business, increased personnel related expenses of $0.4 million and increased legal fees of $0.1 million. The increase in personnel related expenses was primarily due to increased bonus expense as a result of increased revenue levels from our E-Commerce business. General and administrative expense increased as a percentage of revenue due to the increase in expenses.

We expect general and administrative expenses to increase in absolute dollars from fiscal 2007 levels and as a percentage of revenue in the future, due to the absorption of corporate expenses, which were previously allocated to our discontinued Software business.

Restructuring Costs

In conjunction with the relocation of our corporate headquarters to Mountain View, California in October 2007, we recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $6.0 million as of January 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the six months ended January 31, 2008	$5,048	$1,414	$(1,067)	$566	$5,961

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months

Interest Income	$720	$727	$1,470	$1,427	(1%)	3%
Interest Expense	(89)	$(1)	(145)	(3)	8800%	4733%
Other Income net	4	1	7	7	300%	0%
Interest and other income, net	$635	$727	$1,332	$1,431	(13%)	(7%)

The decrease in interest income for the three months ended January 31, 2008, as compared to the three months ended January 31, 2007, was due to decreased returns on our cash as a result of the recent decline in interest rates.

The increase in interest income for the six months ended January 31, 2008, as compared to the six months ended January 31, 2007, was due to increased returns on our cash as a result of increased cash balances from the same period for the prior year. We expect interest income to decrease in the future due to a general reduction in short-term interest rates and the Company’s decision to invest a greater portion of its cash in short-term treasury notes.

The increase in interest expense is due to interest expense accrued, at the legal statutory rate, on a legal settlement paid in January 2008.

Income Taxes

	Three Months Ended		Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	% Change Three Months	% Change Six Months
($ in thousands)
Provision for income taxes	$203	$163	$205	$185	25%	11%

The increase in the provision for income taxes for the three and six months ended January 31, 2008, as compared to the three and six months ended January 31, 2007, was due to increased pre-tax income from our E-Commerce business. Our E-Commerce distribution warehouse is located in the State of New Jersey, a state in which the Company does not have loss carry-forwards and also taxes our E-Commerce business as a stand-alone entity. As of January 31, 2008, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2020 and fiscal year 2011, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Six Months Ended January 31,
($ in thousands)	2008	2007
Net cash provided by (used in):
Continuing operations:
Operating activities	$3,154	$1,254
Investing activities	10,149	(11,518)
Financing activities	(34)	3,218
Discontinued operations	59	(590)
Net increase (decrease) in cash and cash equivalents	$13,328	$(7,636)

Our principal sources of cash as of January 31, 2008 are our existing cash, cash equivalents and investments of $57.6 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents increased by $13.3 million, and investments decreased by $12.3 million at January 31, 2008 when compared to July 31, 2007. This net increase of $1.0 million is primarily due to cash provided by continuing operations of $3.2 million, offset in part by cash used for capital expenditures of $2.1 million.

Operating Activities

Net cash provided by operating activities of $3.2 million for the six months ended January 31, 2008 was primarily due to income from continuing operations of $1.1 million, non-cash restructuring charges of $1.4 million, stock-based compensation of $1.0 million and depreciation expenses of $0.5 million, resulting from network equipment purchased for our new data center, and a decrease in accounts receivable of $1.3 million, partially offset by increases in inventory of $1.1 million and decreases in accrued liabilities and other long-term liabilities of $1.1 million. The decrease in accounts receivable is primarily the result of improved collection efforts. The increase in inventory is due to higher product sales from our E-Commerce business and the decreases in accrued liabilities and other long-term liabilities are primarily related to the reclassification of $1.0 million of accrued rent related to our Fremont, California facility to restructuring reserve.

Net cash provided by operating activities of $1.3 million for the six months ended January 31, 2007 was primarily due to income from continuing operations of $3.5 million, non-cash stock-based compensation expense of $0.6 million and an increase in accounts payable of $1.0 million, partially offset by increases in inventory of $1.4 million and accounts receivable of $1.7 million and a decrease in accrued restructuring charges of $0.8 million. The increase in accounts payable is primarily due to the increased inventory levels. The increase in inventory is primarily due to support the increased revenue from our E-Commerce business. The increase in accounts receivable is primarily the result of slower payments by our Online Media customers. The decrease in accrued restructuring charges is due to regular lease payments.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash usage related to property and equipment for the six months ended January 31, 2008 was primarily due to the purchase of $1.4 million of equipment, internally developed software related to our Marketplace platform of $0.6 million and to a lesser extent leasehold improvement purchases. The purchase of equipment was primarily related to the equipment purchases for our data center and the leasehold improvements related to the relocation of our corporate headquarters from Fremont to Mountain View.

Cash usage related to property and equipment for the six months ended January 31, 2007 was primarily related to additional equipment purchases.

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

As of January 31, 2008 and July 31, 2007, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million letter of credit will decline as the Company meets certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, capital projects to expand our support systems and infrastructure, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations, and for other general corporate activities. We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy. See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of January 31, 2008 (in thousands):

		Fiscal years ending January 31,
	Total	2008	2009 and 2010	2011 and 2012	Beyond Fiscal 2012
Gross Operating Lease Obligations	$11,744	$2,184	$8,219	$1,236	$105
Sublease Income	(2,573)	(539)	(2,034)	-	-
Net Operating Lease Obligations	9,171	1,645	6,185	1,236	105

Purchase Obligations	2,268	2,268	-	-	-
Total Obligations	$11,439	$3,913	$6,185	$1,236	$105

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

At January 31, 2008, our short-term investments included $10.9 million of auction rate securities. Subsequent to January 31, 2008, all of these auction rate securities failed to provide liquidity at their auction reset date. All of these investments are AAA/Aaa rated securities collateralized by student loans, with approximately 93% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program. We do not currently believe that any of the underlying issuers of these auction rate securities are presently at risk or that these securities are otherwise impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. We may also have to wait until the final maturity of the underlying notes (between 2028 and 2045) to realize our investments’ recorded value.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 141(R) will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.

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

At January 31, 2008, our short-term investments included $10.9 million of auction rate securities. Subsequent to January 31, 2008, all auctions have failed totaling $10.9 million related to these auction rate securities. All of these investments are AAA/Aaa rated securities collateralized by student loans, with approximately 93% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program. We do not currently believe that any of the underlying issuers of these auction rate securities are presently at risk or that these securities are otherwise impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. We may also have to wait until the final maturity of the underlying notes (between 2028 and 2045) to realize our investments’ recorded value.

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 31, 2008. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of January 31, 2008:
Cash equivalents	$4,098
Weighted-average interest rate	4.77%
Short-term investments		$32,461
Weighted-average interest rate		4.87%
Long-term investments			$3,500
Weighted-average interest rate			3.71%

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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the ’34 Act) as of the date of this report that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, Fleet Boston Robertson Stephens, Inc., Royal Bank of Canada (Darin Tauscher Weasels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quits LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fanner & Smith, Incorporated (collectively, the "Underwriters"), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999.

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

On November 9, 2001, a former employee of the Company, who had worked as a sales person in the Company's former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. As amended, the complaint alleges that changes made to certain commission and bonus plans during the plaintiff's tenure at the Company entitled him to recover damages for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, violation of the Massachusetts Wage Act Statute, Promissory Estoppel, and Quantum Meruit. On June 25, 2002, the Court dismissed the Massachusetts Wage Act claim brought against the Company's former chief executive officer. On July 26, 2002, dismissal of the Wage Act claim in favor of the Company’s former chief executive officer was upheld on interlocutory appeal. On July 9, 2003, the Court granted summary judgment in the Company's favor regarding claims for Breach of Contract, Promissory Estoppel, and Quantum Meruit, and granted judgment on the pleadings in favor of the Company regarding the Massachusetts Wage Act claim. On September 24, 2004, following a jury trial on the sole remaining claim for Breach of the Covenant of Good Faith and Fair Dealing, a jury awarded damages of $0.13 million to the plaintiff (the “Jury Award”).

The plaintiff appealed his previously-dismissed claims and the judgment for Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing, and the Company appealed the judgment for Breach of the Covenant of Good Faith and Fair Dealing. In August 2007, the Appeals Court vacated the Superior Court’s dismissal of the plaintiff’s Wage Act claims, and affirmed all other counts. In January 2008, the Company paid the Jury Award together with costs and accrued statutory interest. In February 2008, the Superior Court held a scheduling conference for the Wage Act claim, establishing a September 2008 due date for dispositive motions and scheduling an October 2008 trial date.

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

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

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

SourceForge.net hosts more than 170,000 open source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site.  Google, Inc. (“Google”) offers open source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Further, other companies and organizations offer open source code hosting, open source code search, and open source software development-related services.  Our competitors may be able to respond more quickly and effectively than we can to new or changing open source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Online Media business could be negatively impacted.
We have devoted significant resources on development of the Marketplace, and expect to devote research and development and marketing resources on the Marketplace going forward, so if it does not achieve market acceptance our business and operating results will be materially and adversely affected.

As of January 31, 2008, we have spent $2.5 million on internally developed software related to our Marketplace offering.  We expect to allocate a portion of our research and development and marketing resources to the Marketplace for the foreseeable future. There can be no assurance, however, that we will be sufficiently successful in upgrading, supporting or marketing, the Marketplace to offset our substantial expenditures. We launched our Marketplace in December 2007. Failure to grow revenue derived from the Marketplace sufficiently to offset the significant costs and expenses will materially and adversely affect our business and operating results.

We make significant investments in our web sites and services offered thereon that may fail to become profitable endeavors.

We have made and will continue to make significant investments in research, development and marketing for our web sites and services offered thereon. Investments in new technology are inherently speculative. We recently launched an initiative to accelerate the pace of improvements to our web sites, particularly Slashdot.org and SourceForge.net, and develop an application programming interface (API) for SourceForge.net. However, such efforts may require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses.

Our efforts to better monetize our web sites may not result in increased revenue for some time, if at all.

We are working to improve the monetization of traffic to our web sites by focusing on increasing international sales, improving sales and marketing, and delivering new advertising products. Among other things, our failure to negotiate favorable terms with our international partners, decreases or delays in online advertising spending, and the failure of our new advertising products to reach and generate revenue from their target audiences could delay the progress of our monetization efforts and harm our business.

The emergence of and recent trend towards consolidation of online advertising networks may hamper our ability to better monetize our Online Media web sites. In particular, we may be unable to deliver high value advertising products that succeed in differentiating us from the offerings of online advertising networks. If we fail to adapt to the emergence of, and compete effectively with, online advertising networks, our Online Media revenue will not grow and may decline, and our business will be harmed.

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

The success of our Online Media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web sites.  We do not currently have a formal disaster recovery plan and substantially all of our computer and communications systems are located in a single data center in Santa Clara County, California. Although we are currently building and transitioning to a new data center near Chicago, Illinois, which we expect to be operational in the current fiscal year, which ends on July 31, 2008, given the current location of our single data center and our lack of a formal disaster recovery plan, our systems and operations remain vulnerable to damage or interruption from earthquake, fire, power loss, telecommunications failure and similar events.

During the first six months of fiscal 2008, which ended January 31, 2008, we experienced service interruptions with our online sites, including service outages associated with our SourceForge.net site.  Service interruptions were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

Recent reorganization of the Company’s Online Media business may not achieve the efficiency benefits that we anticipate and may interrupt the normal operations of our business as our employees adjust to the new structure and processes.

In February 2008, we reorganized our Online Media business in an effort to improve our ability to more rapidly develop flexible web service offerings on and in conjunction with our Online Media web sites. The anticipated benefits of this reorganization may not be realized in the immediate future, if at all.

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

We do not currently have a formal disaster recovery plan and our E-Commerce related computer and communications systems are located in a single data center in Santa Clara County, California. Although we are currently building a new data center near Chicago, Illinois, which we expect to be operational in the current fiscal year, which ends on July 31, 2008, given the current location of our single data center and our lack of a formal disaster recovery plan, our systems and operations remain vulnerable to damage or interruption from earthquake, fire, power loss, telecommunications failure and similar events. If our ThinkGeek.com web site experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

Risks Related To Our Financial Results

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to online advertising and/or E-Commerce spending;

•	the discretionary nature of our online media customers’ purchase and budget cycles;

•	the size and timing of online media customer orders;

•	long online media sales cycles;

•	our ability to retain skilled engineering and sales personnel;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

•	our ability to keep our web sites operational at a reasonable cost.

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

Based upon recent events in the credit market, we may be impacted by the following risks:

•
our investment portfolio contains asset backed securities and securities of entities in the mortgage lending business which have recently experienced declines in value resulting from the uncertainties in the United States mortgage and home equity market;

•	our investment portfolio contains auction rate securities, which have recently experienced liquidity issues due to the failure of auctions;

•	we may experience temporary or permanent declines in the value of certain instruments which would be reflected in our financial statements;

•	we may experience rating agency downgrades of instruments we currently own which may degrade our portfolio quality and cause us to take impairment charges;

•	we may not be able to reasonably value or assess our investments if there is not a liquid resale market for those instruments.

We report changes in the market value of investments as unrealized gains or losses. In the event an investment does not mature as scheduled, we may be required to recognize a realized loss on the investment and our results of operations would be adversely affected. We may also not be able to liquidate our investments and thereby realize the benefits of such investments within a meaningful timeframe.

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

Although we generated cash from continuing operations during the six months ended January 31, 2008 and fiscal 2007, which ended July 31, 2007, we have historically experienced annual cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-Commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated net income of $1.1 million during the six months ended January 31, 2008 we have an accumulated deficit of $731.3 million as of January 31, 2008.  We may incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Our success depends significantly upon our proprietary technology and information. Despite our efforts to protect our proprietary technology and information, it may be possible for unauthorized third parties to copy certain portions of our offerings or to reverse engineer or otherwise obtain and use our proprietary technology or information. In our E-Commerce business, we periodically discover products that are counterfeit reproductions of our products or designs, or that otherwise infringe our intellectual property rights. The actions we take to establish and protect our intellectual property rights may not be adequate to prevent imitation of our offerings by others or prevent others from seeking to block sales of our offerings as violations of proprietary rights. Existing copyright laws afford only limited protection, and the laws of certain foreign countries may not protect intellectual property rights to the same extent as do United States laws. Litigation may be necessary to protect our proprietary technology and information. Such litigation may be costly and time-consuming and if we are unsuccessful in challenging a party on the basis of intellectual property infringement, our sales and intellectual property rights could adversely be affected and result in a shift of customer preference away from our offerings.

In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent offerings will not be marketed in competition with our offerings, thereby substantially reducing the value of our proprietary rights. Currently, we do not have any software, utility, or design patents and we cannot assure that we will develop proprietary offerings or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of January 31, 2008 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of fiscal 2008, which ended January 31, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.64 to $2.65 per share and the closing sale price on January 31, 2008, the last trading day of the second quarter of our fiscal year 2008, was $1.77 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 5, 2007 at our principal executive offices located at 650 Castro Street, Suite 450, Mountain View, California, 94101. Of the 68,468,573 shares of common stock outstanding as of October 8, 2007 (the record date), 50,987,882 shares (74.46%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election of two (2) Class II directors to our board of directors:

Name	For	Authority to Vote Withheld
Andrew Anker	48,128,377	2,859,536
Carl Redfield	20,889,941	30,097,972

The following directors will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified:Scott E. Howe, Ali Jenab, Ram Gupta, Robert M. Neumeister and David B Wright

2. The table below presents the results of voting regarding approval of our 2007 Equity Incentive Plan:

For	Against	Abstain
27,584,502	5,476,064	85,941

3. The table below presents the results of voting regarding ratification of the appointment of Stonefield Josephson, Inc. as our registered independent public accounting firm for our fiscal year ending July 31, 2008.

For	Against	Abstain
48,822,213	2,100,438	65,261

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCEFORGE, INC.

	By:	/s/ ALI JENAB
Ali Jenab
President and Chief Executive Officer

	By:	/s/ PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer
Date: March 10, 2008

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