Form 10-Q
period 2008-04-30
SourceForge, Inc
filed 2008-06-09
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At May 30, 2008
Common Stock, $0.001 par value	68,466,186

PART I. Financial Information
Item 1. Financial Statements (unaudited)

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	April 30,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$44,078	$8,357
Short-term investments	1,300	34,412
Accounts receivable, net of allowance of $173 and $76, respectively	4,467	5,309
Inventories	2,711	2,052
Prepaid expenses and other current assets	1,476	1,529
Current assets of discontinued operations	-	92
Total current assets	54,032	51,751
Property and equipment, net	5,205	2,640
Long-term investments	10,186	13,871
Restricted cash, non-current	1,000	1,000
Other assets	7,279	7,601
Total assets	$77,702	$76,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,723	$2,348
Accrued restructuring liabilities, current portion	2,613	1,781
Deferred revenue	778	733
Accrued liabilities and other	2,107	2,786
Total current liabilities	8,221	7,648
Accrued restructuring liabilities, net of current portion	2,688	3,267
Other long-term liabilities	159	854
Total liabilities	11,068	11,769
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock	69	69
Treasury stock	(89)	(4)
Additional paid-in capital	799,051	797,422
Accumulated other comprehensive loss	(686)	(26)
Accumulated deficit	(731,711)	(732,367)
Total stockholders’ equity	66,634	65,094
Total liabilities and stockholders’ equity	$77,702	$76,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Revenue:
Online Media revenue, including $175, $21, $649 and $64 of related party revenue, respectively	$5,122	$5,073	$13,750	$12,603
E-Commerce revenue	6,664	5,179	30,236	22,917
Revenue	11,786	10,252	43,986	35,520
Cost of revenue:
Online Media cost of revenue	1,885	1,194	5,188	3,484
E-Commerce cost of revenue	5,449	4,171	22,749	17,322
Cost of revenue	7,334	5,365	27,937	20,806
Gross margin	4,452	4,887	16,049	14,714
Operating expenses:
Sales and marketing	2,063	1,423	5,937	4,284
Research and development	1,136	933	3,006	2,760
General and administrative	1,936	1,435	6,407	4,332
Restructuring costs	-	-	1,414	-
Total operating expenses	5,135	3,791	16,764	11,376
Income (loss) from operations	(683)	1,096	(715)	3,338
Interest and other income, net	217	719	1,549	2,150
Income (loss) from continuing operations before income taxes	(466)	1,815	834	5,488
Provision (benefit) for income taxes	(27)	54	178	239
Income (loss) from continuing operations	(439)	1,761	656	5,249
Discontinued operations:
Loss from operations, net of taxes	-	(951)	-	(2,803)
Gain on sale, net of taxes	-	5,681	-	5,681
Income from discontinued operations	-	4,730	-	2,878
Net income (loss)	$(439)	$6,491	$656	$8,127

Income (loss) per share from continuing operations:
Basic	$(0.01)	$0.03	$0.01	$0.08
Diluted	$(0.01)	$0.03	$0.01	$0.08
Income per share from discontinued operations:
Basic	$0.00	$0.07	$0.00	$0.04
Diluted	$0.00	$0.07	$0.00	$0.04
Net income (loss) per share:
Basic	$(0.01)	$0.10	$0.01	$0.12
Diluted	$(0.01)	$0.09	$0.01	$0.12
Shares used in per share calculations:
Basic	67,475	67,614	67,440	66,564
Diluted	67,475	69,200	67,702	68,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	Nine Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$656	$8,127
Income from discontinued operations	-	2,878
Income from continuing operations	$656	$5,249
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	958	362
Stock-based compensation expense	1,578	882
Provision for bad debts	97	37
Provision for excess and obsolete inventory	(12)	(32)
(Gain) loss on sale of assets	8	(5)
Gain on sale of investments	(59)	-
Impairment of short-term investments	276	-
Non-cash restructuring expense	1,414	-
Changes in assets and liabilities, net of disposition:
Accounts receivable	745	(2,602)
Inventories	(647)	(663)
Prepaid expenses and other assets	374	(346)
Accounts payable	375	1,119
Accrued restructuring liabilities	(1,036)	(1,194)
Deferred revenue	45	354
Accrued liabilities and other	(679)	315
Other long-term liabilities	(695)	(181)
Net cash provided by operating activities from continuing operations	3,398	3,295
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(3,656)	(1,824)
Purchase of marketable securities	(40,715)	(61,627)
Sale of marketable securities	76,636	55,408
Net cash provided by (used in) investing activities from continuing operations	32,265	(8,043)
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	51	3,372
Repurchase of common stock	(85)	-
Net cash (used in) provided by financing activities from continuing operations	(34)	3,372
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	92	(1,417)
Net cash used in investing activities	-	(685)
Net cash provided by (used in) discontinued operations	92	(2,102)
Net increase (decrease) in cash and cash equivalent	35,721	(3,478)
Cash and cash equivalents, beginning of period	8,357	14,753
Cash and cash equivalents, end of period	$44,078	$11,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Overview

SourceForge, Inc. (“SourceForge” or the “Company”) owns and operates a network of media web sites, serving the IT professional, software development and open source communities. Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities. The Company’s network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, and ITManagersJournal.com. Combining user-developed content, online marketplaces and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The accompanying condensed consolidated balance sheet as of July 31, 2007 has been derived from audited financial statements, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2008, its results of operations for the three and nine months ended April 30, 2008 and April 30, 2007 and its cash flows for the nine months ended April 30, 2008 and April 30, 2007 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2007, included in the Company’s Annual Report on Form 10-K/A filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three and nine months ended April 30, 2008 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2007.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns approximately 9% of CollabNet consisting of CollabNet’s Series C-1 preferred stock and approximately 14% of VA Linux Systems Japan K.K.’s (“VA Linux Japan”) common stock. As the Company holds less than 20% of the voting stock of these companies and does not otherwise exercise significant influence over them, these investments are accounted for under the cost method. CollabNet is a developer of software used in collaborative software development. VA Linux Japan distributes software and related consulting services and resyndicated certain of the Company’s Online Media business web sites for the Japanese market. In September 2007, VA Linux Japan sold its syndication rights to an unrelated third party which is now known as OSDN K.K. Subsequent to such sale, the Company no longer has any transactions with VA Linux Japan.

There are $0.2 million and $0.02 million of related-party revenue from continuing operations associated with CollabNet and VA Linux Japan for the three months ended April 30, 2008 and April 30, 2007, respectively. There are $0.6 million and $0.1 million of related-party revenue from continuing operations associated with CollabNet and VA Linux Japan for the nine months ended April 30, 2008 and April 30, 2007, respectively.

Foreign Currency Translation

The Company has liquidated all of its wholly-owned foreign subsidiaries other than SourceForge Europe, which is located in Belgium. The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency. For the periods presented, no revenue or expenses resulted from the foreign entity. At April 30, 2008 the Company has a foreign cash balance of $0.02 million. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of April 30, 2008, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and online web sites and with respect to international Online Media sales, through firms based in the United Kingdom and Australia. Revenue for the three and nine months ended April 30, 2008 and April 30, 2007, respectively, was generated primarily from sales to customers in the United States.

Cash, Cash Equivalents and Investments

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts and short-term government securities.

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

Cash, cash equivalents and investments consist of the following (in thousands):
	April 30, 2008			July 31, 2007
	Adjusted	Gross Unrealized	Estimated	Adjusted	Gross Unrealized	Estimated
	Cost	Losses	Fair Value	Cost	Gains (Losses)	Fair Value
Cash and cash equivalents:
Cash	$2,031	$-	$2,031	$3,799	$-	$3,799
Money market funds	21,269	-	21,269	1,736	-	1,736
Government securities	20,779	(1)	20,778	-	-	-
Corporate securities	-	-	-	2,822	-	2,822
Total cash and cash equivalents	$44,079	$(1)	$44,078	$8,357	$-	$8,357

Short-term investments:
Government securities	$-	$-	$-	$9,394	$-	$9,394
Corporate securities	560	(33)	527	10,961	(11)	10,950
Asset backed securities	773	-	773	7,535	(1)	7,534
Money market securities	-	-	-	6,534	-	6,534
Total short-term investments	$1,333	$(33)	$1,300	$34,424	$(12)	$34,412

Long-term investments:
Corporate securities	$-	$-	$-	$7,107	(34)	$7,073
Government securities	10,850	(664)	10,186	3,001	(1)	3,000
Asset backed securities	-	-	-	3,789	9	3,798
Total long-term investments	$10,850	$(664)	$10,186	$13,897	$(26)	$13,871

Restricted cash, non-current	$1,000	$-	$1,000	$1,000	$-	$1,000

At April 30, 2008, the Company had invested $10.9 million in auction rate securities. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all auction rate securities in the Company’s portfolio, as the amount of securities submitted for sale in those auctions exceeded the amount of bids.

Approximately 93% of the Company’s auction rate investments are backed by pools of student loans, of which 97% is guaranteed by the U.S. Department of Education, and the Company believes that the credit quality of these securities is high based on this guarantee. As of April 30, 2008, these securities were all AAA rated by at least one of the major credit rating agencies. To date the Company has collected all interest payable on these auction rate securities when due and expects to continue to do so in the future. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level above certain defined short term interest benchmarks. The principal associated with these auction rate securities will not be accessible until successful auctions occur, a buyer is found outside of the auction process, issuers establish different forms of financing to replace these securities, issuers elect to repay principal prior to final maturity, or final payments come due according to contractual maturities ranging from 20 to 37 years.

Each failed auction is assessed individually and the Company has no reason to believe that any of the underlying issuers of its auction rate securities is presently at risk or that these securities are otherwise impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record an impairment charge on these investments in the future. The Company may also have to wait until the final maturity of the underlying notes (between 2028 and 2045) to realize the investments’ recorded value, accordingly all auction rate securities have been recorded as long-term investments. As of April 30, 2008, the fair value of these auction rate securities was $10.2 million and accordingly, an unrealized loss of $0.7 million is reflected in other comprehensive loss. The fair value of the auction rate securities is included in long-term investments.

The contractual maturities of debt securities classified as available-for-sale at April 30, 2008 are as follows (in thousands):

April 30,
2008
Maturing 90 days or less from purchase	$-
Maturing between 90 days and one year from purchase	1,300
Maturing more than one year from purchase	10,186
Total available-for-sale debt securities	$11,486

Impairment of Short-term Investments

In June 2007, the Company purchased $1.2 million of par value asset backed commercial paper, known as a structured investment vehicle, in Cheyne Finance PLC (“Cheyne”), with a contractual maturity of March 13, 2008. Since the date of the purchase, Cheyne has declared insolvency and entered receivership and was unable to make the March 13, 2008 maturity payment and the issue is now in default. In April 2008, we received a partial return of principal of $0.2 million. Management estimates, based on the expected cash flow to be received, that the investment's value is $0.7 million as of April 30, 2008. Management considers the impairment to be other than temporary and has recorded an impairment loss of $0.3 million in Interest and other income, net in the Statement of Operations.

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

For the three months ended April 30, 2008, we did not capitalize any internal-use software costs. For the nine months ended April 30, 2008, we capitalized $0.6 million of internal-use software development costs. For the three and nine months ended April 30, 2007, we capitalized $0.8 million and $1.2 million, respectively of internal-use software development costs.

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

Stock Based Compensation Expense

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Expected life (years)	4.03	5.75	4.18	6.10
Risk-free interest rate	2.40%	4.81%	3.76%	4.74%
Volatility	60.6%	65.8%	60.3%	73.0%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.87	$2.66	$1.24	$2.90

Our computations of expected life for the three and nine months ended April 30, 2008 were based on historical settlement patterns. During the three and nine months ended April 30, 2007, we used the simplified method for determining the expected term of options granted as allowed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our computations of expected volatility for the three and nine months ended April 30, 2008 and April 30, 2007 were based on historical implied volatility in our stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended April 30, 2008 and April 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures for stock options and restricted stock purchase rights with service conditions were estimated based on historical experience and the Company estimated forfeitures to be 20% annually for the three and nine months ended April 30, 2008 and April 30, 2007.

Income Taxes

Effective August 1, 2007, the Company adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

The adoption of FIN 48 did not result in any adjustment in the liability for unrecognized income tax benefits. As of April 30, 2008 and August 1, 2007, the Company reduced its unrecognized tax benefits by $0.6 million and $0.6 million, respectively. Since a full valuation allowance was provided for these unrecognized tax benefits, there was no impact on retained earnings as of August 1, 2007.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of the adoption date and April 30, 2008, it was not necessary to accrue interest and penalties related to the uncertain tax positions. For unrecognized tax benefits that exist at April 30, 2008, the Company does not anticipate any significant changes within the next twelve months. The Company is not currently under federal, state or foreign income tax examination.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	April 30,	July 31,
	2008	2007
Computer and office equipment (useful lives of 2 to 3 years)	$5,482	$2,868
Furniture and fixtures (useful lives of 2 to 4 years)	87	497
Leasehold improvements (useful lives of lesser of estimated life or lease term)	53	281
Software (useful lives of 2 to 5 years)	2,640	1,980
Total property and equipment	8,262	5,626
Less: Accumulated depreciation and amortization	(3,057)	(2,986)
Property and equipment, net	$5,205	$2,640

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

The aggregate amortization expense of intangible assets was minimal for the three and nine months ended April 30, 2008 and April 30, 2007. The remaining net carrying amount of intangible assets will be amortized ratably through July 31, 2008.

Inventories

Inventories related to the Company’s E-Commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. As of April 30, 2008, long-term investments include $10.2 million of auction rate securities which have failed to provide liquidity. See Note 2 — Cash, Cash Equivalents and Investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of April 30, 2008, no customer accounted for more than 10% of the Company’s gross accounts receivable.

For the three and nine months ended April 30, 2008 and April 30, 2007, no one customer represented more than 10% of total revenue. The Company does not anticipate that any one customer will represent more than 10% of revenue in the near future.

3. Restructuring Costs

In conjunction with the relocation of its corporate headquarters to Mountain View, California in October 2007, the Company recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California. In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, the Company exited its hardware systems and hardware-related software engineering and professional services businesses, as well as a sublease agreement and reduced its general and administrative overhead costs. The restructuring liability of $5.3 million as of April 30, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sub lease rent. This accrual is subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the nine months ended April 30, 2008	$5,048	$1,414	$(1,751)	$590	$5,301

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Below is a summary of the components of the restructuring liability (in thousands):

	Short- Term	Long-Term	Total Liability
Fiscal 2002 Restructuring Plan	$1,593	$2,921	$4,514
Fiscal 2007 Restructuring Plan	188	346	534

Balance as of July 31, 2007	$1,781	$3,267	$5,048

Fiscal 2002 Restructuring Plan	$1,826	$2,063	$3,889
Fiscal 2007 Restructuring Plan	189	204	393
Fiscal 2008 Restructuring Plan	598	421	1,019

Balance as of April 30, 2008	$2,613	$2,688	$5,301

4. Computation of Per Share Amounts

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards. For the three months ended April 30, 2008, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities are antidilutive.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by us be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(439)	$1,761	$656	$5,249
Income from discontinued operations	-	4,730	-	2,878
Net income (loss)	$(439)	$6,491	$656	$8,127

Weighted average shares - basic	67,475	67,614	67,440	66,564
Effect of dilutive potential common shares	-	1,586	262	2,275
Weighted average shares - diluted	67,475	69,200	67,702	68,839

Income (loss) per share from continuing operations:
Basic	$(0.01)	$0.03	$0.01	$0.08
Diluted	$(0.01)	$0.03	$0.01	$0.08

Income per share from discontinued operations:
Basic	$0.00	$0.07	$0.00	$0.04
Diluted	$0.00	$0.07	$0.00	$0.04

Net income (loss) per share:
Basic	$(0.01)	$0.10	$0.01	$0.12
Diluted	$(0.01)	$0.09	$0.01	$0.12

The following potential common shares have been excluded from the calculation of diluted net income per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Anti-dilutive securities:
Options to purchase common stock	5,671	3,348	5,424	3,206
Unvested restricted stock purchase rights	991	-	699	-
Total	6,662	3,348	6,123	3,206

5. Comprehensive Income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net income (loss)	$(439)	$6,491	$656	$8,127

Unrealized losses on marketable securities and investments	(637)	(9)	(660)	(14)
Comprehensive income (loss)	$(1,076)	$6,482	$(4)	$8,113

6. Stockholders’ Equity and Stock-Based Compensation

Stock options plans

In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.” In conjunction with the adoption of the 2007 Plan, no further awards can be made under the Equity Plans and 9,072,130 and 466,668 shares which were previously authorized under the 1998 Plan and the Directors’ Plan, respectively, were cancelled. The Equity Plans will continue to govern awards previously granted under each respective plan. There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled. At April 30, 2008, a total of 5,830,299 shares of common stock were available for issuance under the 2007 Plan. The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Under the 2007 Plan, the Board of Directors may grant to employees, consultants and directors an option to purchase shares of the Company’s Common Stock and/or awards of the Company’s common stock at terms and prices determined by the Board of Directors. The Compensation Committee of the Board of Directors also approved that each non-employee director who has been a member of the Board of Directors for at least nine months prior to the date of the stockholders’ meeting will be granted an annual right to purchase 10,000 restricted shares at $0.001 per share at each annual stockholders’ meeting. The restricted shares will vest 50 percent immediately and the remaining 50 percent on the one year anniversary of the grant.

The 2007 Plan will terminate in 2017. Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock at the date of grant. All vested options granted under the 2007 Plan may be exercised at any time within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the Board of Directors. The Company’s policy is to issue new shares upon exercise of options under the 2007 Plan.

Restricted Stock Purchase Rights

During the three months ended January 31, 2008, each outside Director received an award of 10,000 shares, for a total of 60,000 shares at a weighted-average grant date fair value per share of $2.38. During the fiscal year ended July 31, 2007, the Board of Directors granted executive management as well as certain other employees, 1,507,500 restricted shares at $0.001 per share. The weighted-average grant date fair value per share was $3.90. No awards were granted during the three months ended April 30, 2008. Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. This fair value has been reduced for estimated forfeitures based on the awards ultimately expected to vest and is recognized as an expense over the corresponding service period.

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Included in cost of revenue:
Online Media cost of revenue	$37	$16	$112	$50
E-Commerce cost of revenue	12	6	36	15
Total included in cost of revenue	49	22	148	65
Included in operating expenses:
Sales and marketing	104	55	229	145
Research and development	48	34	107	81
General and administrative	345	210	1094	591
Total included in operating expenses	497	299	1,430	817
Included in discontinued operations	-	138	-	434

Total stock-based compensation expense	$546	$459	$1,578	$1,316

The following table summarizes option and restricted stock purchase rights activities from July 31, 2006 through April 30, 2008:

			Stock Options Outstanding		Stock Options
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2006	10,924,386	-	8,953,415	$3.56
Granted	(2,661,475)	1,507,500	1,153,975	$4.21
Exercised	-	-	(2,820,406)	$1.50
Restricted stock released	-	(25,000)	-	$-
Restricted stock repurchased	165,000	(165,000)	-	$-
Cancelled	703,989	-	(716,738)	$6.26

Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26
Authorized	5,250,000
Granted	(863,750)	60,000	743,750	$2.45
Exercised	-	-	(31,280)	$1.65
Restricted stock released	-	(123,750)	-	$-
Restricted stock repurchased	262,500	(262,500)	-	$-
Cancelled	(7,950,351)	-	(1,588,447)	$4.14

Balance at April 30, 2008	5,830,299	991,250	5,694,269	$4.08	6.30	$227
Exercisable at April 30, 2008			4,038,934	$4.40	5.26	$218

The aggregate intrinsic value in the above table is calculated as the excess of the April 30, 2008 closing price of our stock of $1.79 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The total number of in-the-money options exercisable as of April 30, 2008 was 0.5 million.

As of April 30, 2008, total compensation cost related to nonvested stock options not yet recognized was $4.0 million, which is expected to be recognized over the next 34 months on a weighted-average basis. No options were exercised during the three months ended April 30, 2008 and the total intrinsic value of options exercised for the nine months ended April 30, 2008 was insignificant. The total intrinsic value of options exercised for the three and nine months April 30, 2007 was $0.1 million and $7.9 million, respectively. The Company issues new shares upon the exercise of options. No significant tax benefit was realized from exercised options.

As of April 30, 2008, we have 991,250 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.001. As of April 30, 2008, total compensation cost related to stock purchase rights not yet recognized was $2.1 million which is expected to be recognized over the next 22 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at April 30, 2008 were as follows (in thousands, except years and per-share amounts):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.23 - $ 1.79	660	6.08	$1.45	516	$1.37
$ 1.79 - $ 2.44	310	7.16	$2.06	248	$1.99
$ 2.45 - $ 2.45	726	6.33	$2.45	692	$2.45
$ 2.52 - $ 2.56	570	9.15	$2.56	70	$2.52
$ 2.64 - $ 2.98	697	5.80	$2.91	642	$2.93
$ 3.00 - $ 3.22	604	3.12	$3.04	604	$3.04
$ 3.46 - $ 4.03	698	7.83	$3.92	298	$3.92
$ 4.07 - $ 4.25	578	8.30	$4.14	252	$4.14
$ 4.33 - $ 8.13	639	4.94	$6.90	505	$7.42
$ 8.75 - $ 64.12	212	2.27	$23.69	212	$23.69

$ 0.23 - $ 64.12	5,694	6.30	$4.08	4,039	$4.40

7. Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has two operating segments: Online Media and E-Commerce. In April 2007, the Company sold its Software business to CollabNet and no longer has operations in this segment.

The Company’s Online Media segment consists of a network of Internet web sites serving the IT professional, software development and open source communities and the Company’s E-Commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities. The Company’s network of web sites that comprise the Online Media segment include: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, and ITManagersJournal.com. Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other”.

(in thousands)	Online Media	E-Commerce	Other	Eliminations	Total Company
Three Months Ended April 30, 2008
Revenue from external customers	$5,122	$6,664	$-	$-	$11,786
Cost of revenue	$1,885	$5,449	$-	$-	$7,334
Gross margin	$3,237	$1,215	$-	$-	$4,452
Operating income (loss)	$(904)	$221	$-	$-	$(683)
Depreciation expense	$434	$20	$-	$-	$454
Three Months Ended April 30, 2007
Revenue from external customers	$5,073	$5,179	$-	$-	$10,252
Revenue from intersegments	$51	$-	$-	$(51)	$-
Cost of revenue	$1,194	$4,171	$-	$-	$5,365
Gross margin (1)	$3,879	$1,008	$-	$-	$4,887
Operating income	$856	$240	$-	$-	$1,096
Depreciation expense	$118	$13	$-	$-	$131
Nine Months Ended April 30, 2008
Revenue from external customers	$13,750	$30,236	$-	$-	$43,986
Cost of revenue	$5,188	$22,749	$-	$-	$27,937
Gross margin	$8,562	$7,487	$-	$-	$16,049
Operating income (loss)	$(3,301)	$4,000	$(1,414)	$-	$(715)
Depreciation expense	$904	$54	$-	$-	$958
Nine Months Ended April 30, 2007
Revenue from external customers	$12,603	$22,917	$-	$-	$35,520
Revenue from intersegments	$204	$-	$-	$(204)	$-
Cost of revenue	$3,484	$17,322	$-	$-	$20,806
Gross margin (1)	$9,119	$5,595	$-	$-	$14,714
Operating income	$339	$2,999	$-	$-	$3,338
Depreciation expense	$324	$38	$-	$-	$362

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

Income from discontinued operations consists of direct revenue and direct expenses of the Software business which was sold in April 2007, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the Software business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	April 30, 2007	April 30, 2007
Revenue	$1,380	$5,236

Loss from discontinued operations before income taxes	$(976)	$(2,875)
Income taxes	25	72
Loss from discontinued operations, net of income taxes	$(951)	$(2,803)

Gain from sale of assets before income taxes	$5,825	$5,825
Income taxes	(144)	(144)
Gain from sale, net of income taxes	$5,681	$5,681

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

In September 2007, Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France. The action asserted statutory claims under the French Intellectual Property Code. On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction. Plaintiff’s reply brief is due to be filed on June 18, 2008. The Company believes that it has meritorious defenses to the action and intends to defend itself vigorously.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

10. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS 159 amends SFAS 115 and permits fair value measurement of financial instruments and certain other items. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 141(R) will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

11. Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2008.

In conjunction with the sale of its Software business to CollabNet, the Company agreed to indemnify CollabNet for damages arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. The indemnification expired on April 24, 2008, except for breaches of the non-competition covenant which expires in October 2009 or certain claims for fraud. The maximum amount of the indemnification for breach of the non-competition covenant is equal to the 11,733,777 shares of CollabNet Series C-1 preferred stock owned by the Company. The Company believes that it has complied with all of those items for which it has agreed to indemnify CollabNet, and the Company has not been subject to any claims or suffered any losses, and CollabNet has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of April 30, 2008.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; operating expenses; financial performance and results of operations; demand for online advertising; management's strategy, plans and objectives for future operations; the impact of our restructuring and the amount of cash utilized by operations; our intent to continue to invest significant resources in web site development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and the sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and nine months ended April 30, 2008 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended July 31, 2007.

Overview

We own and operate a network of media web sites, serving the IT professional, software development and open source communities. Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities. Our network of web sites include: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com, freshmeat.net, and ITManagersJournal.com. Combining user-developed content, online marketplaces and e-commerce, we are the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

As a result of the sale of our Software business to CollabNet, we no longer have operations in that segment. In conjunction with the sale of our Software business, we restructured our facilities for the excess facility space formerly used by our Software business and also terminated the employment of those employees not offered positions at CollabNet.

We currently view our business in two operating segments:  Online Media and E-Commerce.  Our Online Media segment consists of a network of Internet web sites which connect millions of influential technology professionals and enthusiasts. Our Online Media’s network of web sites include: SourceForge.net, Slashdot.org, Linux.com, freshmeat.net, and ITManagersJournal.com. Our E-Commerce segment sells online goods to geeks through our ThinkGeek.com web site.

Our network of web sites served an average of 32 million unique visitors per month* over the past twelve months (*Source: Google Analytics and Omniture). During the third quarter of fiscal 2008 we served 200 million downloads from our SourceForge.net web site. We are building our new data center, which is expected to be operational in the current fiscal year, which ends on July 31, 2008. Within the E-Commerce segment, we continued to increase our customer base, increasing the average order size by 9% and the number of orders by 18% for the third quarter of fiscal 2008 as compared to the same period in the prior year.

Our sales continue to be primarily attributable to customers located in the United States of America.

Impairment of Short-term Investments

In June 2007, we purchased $1.2 million of par value asset backed commercial paper, known as a structured investment vehicle, in Cheyne Finance PLC (“Cheyne”), with a contractual maturity of March 13, 2008. Since the date of the purchase, Cheyne has declared insolvency and entered receivership and was unable to make the March 13, 2008 maturity payment and the issue is now in default. In April 2008, we received a partial return of principal of $0.2 million. We estimate, based on the expected cash flow to be received, that the investment's value is $0.7 million as of April 30, 2008. We consider the impairment to be other than temporary and have recorded an impairment loss of $0.3 million in other expenses, net in the Statement of Operations.

Results of Operations

The application of accounting standards is central to a company's reported financial position, results of operations and cash flows. We review our annual and quarterly results, along with key accounting policies, with the Audit Committee of our Board of Directors prior to the release of financial results. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data from Continuing Operations:
Online Media revenue	43.5%	49.5%	31.3%	35.5%
E-Commerce revenue	56.5	50.5	68.7	64.5
Revenue	100.0%	100.0%	100.0%	100.0%
Online Media cost of revenue	16.0	11.6	11.8	9.8
E-Commerce cost of revenue	46.2	40.7	51.7	48.8
Cost of revenue	62.2	52.3	63.5	58.6
Gross margin	37.8	47.7	36.5	41.4
Operating expenses:
Sales and marketing	17.5	13.9	13.5	12.1
Research and development	9.6	9.1	6.8	7.8
General and administrative	16.4	14.0	14.6	12.2
Restructuring costs	-	-	3.2	-
Total operating expenses	43.5	37.0	38.1	32.1
Income (loss) from operations	(5.7)	10.7	(1.6)	9.3
Interest and other income, net	1.8	7.0	3.5	6.1
Income (loss) from continuing operations before income taxes	(3.9)	17.7	1.9	15.4
Provision for income taxes	(0.2)	0.5	0.4	0.7
Income (loss) from continuing operations	(3.7)%	17.2%	1.5%	14.7%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Nine Months Ended		% Change
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
($ in thousands)
Online Media revenue	$5,122	$5,073	$13,750	$12,603	1%	9%
E-Commerce revenue	6,664	5,179	30,236	22,917	29%	32%
Revenue	$11,786	$10,252	$43,986	$35,520	15%	24%

Sales for the three and nine months ended April 30, 2008 were primarily to customers located in the United States of America.

For the three and nine months ended April 30, 2008 and April 30, 2007, respectively, no one customer represented 10% or greater of revenue. We do not anticipate that any one customer will represent more than 10% of revenue in the near future.

Revenue by Segment

Online Media Revenue

	Three Months Ended		Nine Months Ended		% Change
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
($ in thousands)
Online Media revenue	$5,122	$5,073	$13,750	$12,603	1%	9%
Percentage of total revenue	43%	49%	31%	35%

During the three and nine months ended April 30, 2008, Online Media revenue was derived primarily from cash sales of advertising space on our various web sites as well as sponsorship-related arrangements and contextually-relevant advertising associated with these web sites.

	Three Months Ended		Nine Months Ended		% Change
	April 30, 2008	April 30, 2007 (1)	April 30, 2008	April 30, 2007 (1)	Three Months	% Change Nine Months
($ in thousands)
Cash advertising	$3,597	$2,891	$9,259	$7,835	24%	18%
Sponsorships	299	528	852	935	(43)%	(9)%
Other revenue	1,226	1,654	3,639	3,833	(26)%	(5)%
Online Media revenue	$5,122	$5,073	$13,750	$12,603	1%	9%

1 – Amounts reclassified to conform to current period allocation methodology.

Cash advertising revenue is derived from advertisements or services delivered to advertisers. Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data, generally a lead. The increase in cash advertising for the three months ended April 30, 2008 as compared to three months ended April 30, 2007 is primarily due to new customers taking advantage of new programs introduced. The increase in cash advertising for the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007 is primarily due to new customers purchasing new programs introduced and to a lesser extent increased purchases from existing advertisers.

Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. The decrease in sponsorship revenue during the three and nine months ended April 30, 2008, as compared to the three and nine months ended April 30, 2007, is due to customers completing their sponsorship campaigns.

Other revenue includes paid search, contextually-relevant advertising, remnant advertising and referral fees, derived primarily from arrangements with third-party providers. The decrease in other revenue for the three and nine months ended April 30, 2008, as compared to the three and nine months ended April 30, 2007, was primarily due to decreased revenue from contextually-relevant advertising resulting from completion of a partner’s contract as well as a decrease in the number of contextually-relevant advertising impressions sold. Remnant advertising for the three months ended April 30, 2008 decreased slightly as compared with the three months ended April 30, 2007 due primarily to decreased impressions with a single provider.

E-Commerce Revenue

	Three Months Ended		Nine Months Ended		% Change
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months

E-Commerce revenue (in thousands)	$6,664	$5,179	$30,236	$22,917	29%	32%
Percentage of total revenue	57%	51%	69%	65%
Number of Orders	99,294	83,898	429,467	353,620	18%	21%
Avg. order size (in dollars)	$67.11	$61.73	$70.40	$64.81	9%	9%

E-Commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. The growth during the three months ended April 30, 2008, as compared to the three months ended April 30, 2007, was primarily due to an 18% increase in the number of orders year-over-year and a 9% increase in the average order size. The growth during the nine months ended April 30, 2008, as compared to the nine months ended April 30, 2007, was primarily due to a 21% increase in the number of orders year-over-year and a 9% increase in the average order size. The increase in the number of orders was primarily due to the introduction of new innovative products such as the Wi-Fi Detector Shirt, the 8-Bit Dynamic Life Shirt and the 8-bit Tie. The increase in the average order size was primarily due to customers ordering a higher number of items per order as well as products with higher selling prices. We expect E-Commerce revenue to continue to grow as we attract increased numbers of visitors to our site through marketing efforts such as media coverage of our unique products, our periodic online newsletter and hard copy catalogs.

Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change
($ in thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
Cost of revenue	$7,334	$5,365	$27,937	$20,806	37%	34%
Gross margin	4,452	4,887	16,049	14,714	(9)%	9%
Gross margin %	38%	48%	36%	41%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content, amortization of internally developed software for our Marketplace platform and product costs, shipping and fulfillment costs and operating costs associated with our E-Commerce business.

Gross margin percentage for the three and nine months ended April 30, 2008 decreased as compared with the three and nine months ended April 30, 2007, due primarily to increases in our Online Media cost of revenue and our E-Commerce cost of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change
($ in thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
Online Media cost of revenue	$1,885	$1,194	$5,188	$3,484	58%	49%
Online Media gross margin	3,237	3,879	8,562	9,119	(17)%	(6)%
Online Media gross margin %	63%	76%	62%	72%
Headcount	22	18	22	18

Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of the sites, cost of equipment and co-location costs for delivering site content, amortization of software and the costs of serving and running advertising campaigns. The decrease in Online Media gross margin percentages for the three and nine months ended April 30, 2008, as compared to the three and nine months ended April 30, 2007, was primarily driven by increases in data center co-location costs, amortization of software, headcount related costs, and ad serving costs. Our data center costs increased due to increased infrastructure requirements and depreciation as we purchase equipment and transition to our new data center. Our amortization costs increased due to the release of our Marketplace platform. Our ad serving costs increased due to the implementation and adoption of technology which provides for the automation of customer quotes, approval of the resulting order and transfer of the order to our ad server.

We expect Online Media cost of revenue to increase in absolute dollars resulting from depreciation expense related to network equipment purchased for our new data center, as well as the associated ongoing operating costs, and amortization of software costs. To the extent that Online Media revenue does not increase proportionately, our Online Media gross margins may decline.

E-Commerce Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
($ in thousands)
E-Commerce cost of revenue	$5,449	$4,171	$22,749	$17,322	31%	31%
E-Commerce gross margin	1,215	1,008	7,487	5,595	21%	34%
E-Commerce gross margin %	18%	19%	25%	24%
Headcount	16	13	16	13

E-Commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-Commerce operations and merchandising functions. The increase in E-Commerce cost of revenue during the three and nine months ended April 30, 2008, as compared to the three and nine months ended April 30, 2007 was primarily due to increased shipping and product costs as well as increased operating costs. The increase in shipping costs was primarily the result of increased E-Commerce number of orders and increased vendor costs, while the increase in product costs was primarily due to the increased number of orders. The increase in operating costs was primarily due to increased headcount and related expenses to support the increased revenue as well as increased fulfillment costs due to the increased number of orders. The changes in gross margin percentage were primarily due to increased shipping costs related to international shipments and to a lesser extent, the mix of products sold. We expect E-Commerce cost of revenue in absolute dollars to grow as E-Commerce revenue increases in the future, while E-Commerce gross margin percentages may fluctuate depending on the mix of products sold and our ability to adjust for shipping cost surcharges on a timely basis.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities and trade shows.

	Three Months Ended		Nine Months Ended		% Change
($ in thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
Sales and Marketing	$2,063	$1,423	$5,937	$4,284	45%	39%
Percentage of total revenue	18%	14%	13%	12%
Headcount	29	18	29	18

The increase in sales and marketing expenses in the three months ended April 30, 2008, as compared to the three months ended April 30, 2007, was primarily due to increases in headcount and related expenses of $0.6 million. The increase in headcount is due to additional personnel primarily in our sales organization.

The increase in sales and marketing expenses in the nine months ended April 30, 2008, as compared to the nine months ended April 30, 2007, was primarily due to increases in headcount and related expenses of $1.2 million and marketing expenses of $0.4 million. The increase in headcount is due to additional personnel, primarily in our sales organization, recruiting and travel expenses. The increase in discretionary marketing expenses was primarily due to increased credit card fees due to higher E-commerce revenue, printing and mailing expense of our E-Commerce catalog.

We expect our sales and marketing expenses in absolute dollars to increase in the future as we grow our sales force and marketing organization and expand our Online Media and E-Commerce marketing programs.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment. We expense all of our R&D costs as they are incurred; however, certain costs, including personnel related expenses incurred in the development of internally-developed software are capitalized.

	Three Months Ended		Nine Months Ended		% Change
($ in thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
Online Media	$1,041	$873	$2,742	$2,580	19%	6%
E-Commerce	95	60	264	180	58%	47%
Total Research and Development	$1,136	$933	$3,006	$2,760	22%	9%
Percentage of total revenue	10%	9%	7%	8%
Headcount	27	30	27	30

R&D expense increased by $0.2 million in absolute dollars in the three months ended April 30, 2008, as compared to the three months ended April 30, 2007. Online Media R&D expenses increased by $0.2 million, primarily due to headcount related costs previously capitalized as internally-developed software in the three months ended April 30, 2007. The percentage of revenue increased due to increased expense levels. We expect R&D expenses to increase in absolute dollars and also increase slightly as a percentage of revenue in the future.

R&D expense increased by $0.2 million during the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007 primarily due to costs capitalized as internally-developed in the nine months ended April 30, 2007 as well as increased headcount related expenses for our E-Commerce business.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

For the three months ended April 30, 2008, we did not capitalize any internal-use software costs. For the nine months ended April 30, 2008, we capitalized $0.6 million of internal-use software development costs. For the three and nine months ended April 30, 2007, we capitalized $0.8 million and $1.2 million, respectively of internal-use software development costs.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Nine Months Ended		% Change
($ in thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
General and Administrative	$1,936	$1,435	$6,407	$4,332	35%	48%
Percentage of total revenue	16%	14%	15%	12%
Headcount	19	20	19	20

General and administrative expenses increased by $0.5 million in absolute dollars in the three months ended April 30, 2008, as compared to the three months ended April 30, 2007, primarily due to general and administrative expenses of $0.5 million which were previously allocated to our discontinued Software business.

General and administrative expenses increased by $2.1 million in absolute dollars in the nine months ended April 30, 2008, as compared to the nine months ended April 30, 2007, primarily due to general and administrative expenses of $1.6 million which were previously allocated to our discontinued Software business, increased personnel related expenses of $0.4 million and increased legal fees of $0.1 million. The increase in personnel related expenses was primarily due to increased bonus expense as a result of increased revenue levels from our E-Commerce business and stock-based compensation expense due to additional grants. General and administrative expense increased as a percentage of revenue due to the increase in expenses.

We expect general and administrative expenses to increase in absolute dollars from fiscal 2007 levels and as a percentage of revenue in the future, due to the absorption of corporate expenses, which were previously allocated to our discontinued Software business.

Restructuring Costs

In conjunction with the relocation of our corporate headquarters to Mountain View, California in October 2007, we recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $5.3 million as of April 30, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the nine months ended April 30, 2008	$5,048	$1,414	$(1,751)	$590	$5,301

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended		Nine Months Ended		% Change
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months		% Change Nine Months

Interest Income	$516	$730	$1,986	$2,157	(29)%		(8)%
Interest Expense	(24)	-	(169)	(3)		*	*
Other Income (Expense)	(275)	(11)	(268)	(4)		*	*
Interest and other income, net	$217	$719	$1,549	$2,150	(70)%		(28)%

* Information not meaningful

The decrease in interest income for the three and nine months ended April 30, 2008, as compared to the three months ended April 30, 2007, was due to a general reduction in short-term interest rates and the Company’s decision to invest a greater portion of its cash in short-term treasury notes.

The increase in interest expense is due to interest expense accrued, at the legal statutory rate, on a legal settlement paid in January 2008.

The increase in other expense was primarily the result of an impairment charge, relating to our investment in Cheyne Finance PLC, of $0.3 million for the three and nine months ended April 30, 2008, respectively.

Income Taxes

	Three Months Ended		Nine Months Ended		% Change
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	Three Months	% Change Nine Months
($ in thousands)
Provision (benefit) for income taxes	$(27)	$54	$178	$239	(150)%	(26)%

The decrease in the provision for income taxes for the three and nine months ended April 30, 2008, as compared to the three and nine months ended April 30, 2007, was due to decreased pre-tax income. As of April 30, 2008, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability. The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2020 and fiscal year 2011, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Nine Months Ended April 30,
($ in thousands)	2008	2007
Net cash provided by (used in):
Continuing operations:
Operating activities	$3,398	$3,295
Investing activities	32,265	(8,043)
Financing activities	(34)	3,372
Discontinued operations	92	(2,102)
Net increase (decrease) in cash and cash equivalents	$35,721	$(3,478)

Our principal sources of cash as of April 30, 2008 are our existing cash, cash equivalents and investments of $55.6 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents increased by $35.7 million when compared to July 31, 2007. This increase is due to net proceeds from the sales of marketable securities of $35.9 million and cash provided by continuing operations of $3.4 million, offset in part by cash used for capital expenditures of $3.6 million.

Operating Activities

Net cash provided by operating activities of $3.4 million for the nine months ended April 30, 2008 was primarily due to income from continuing operations of $0.7 million, non-cash restructuring charges of $1.4 million, stock-based compensation of $1.6 million and depreciation and amortization expenses of $1.0 million, resulting from capitalization of internally-developed software and network equipment purchased for our new data center, and a decrease in accounts receivable of $0.7 million, partially offset by increases in inventory of $0.6 million and decreases in accrued liabilities and other long-term liabilities of $1.4 million. The decrease in accounts receivable is primarily the result of improved collection efforts. The increase in inventory is due to increased inventory levels to support the higher product sales from our E-Commerce business and the decreases in accrued liabilities and other long-term liabilities are primarily related to the reclassification of $1.0 million of accrued rent related to our Fremont, California facility to restructuring reserve.

Net cash provided by operating activities of $3.3 million for the nine months ended April 30, 2007 was primarily due to income from continuing operations of $5.2 million, non-cash stock-based compensation expense of $0.9 million and depreciation expense of $0.4 million, partially offset by increases in inventory of $0.7 million and accounts receivable of $2.6 million. The increase in inventory is primarily due to support the increased revenue from our E-Commerce business. The increase in accounts receivable is primarily the result of slower payments by our Online Media customers.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

The increase in cash provided by investing activities for the nine months ended April 30, 2008 was primarily due to the result of an increase in net sales of marketable securities of $35.9 million, partially offset by cash usage related to property and equipment of 3.6 million. The purchase of equipment was primarily related to the equipment purchases for our data center and the leasehold improvements related to the relocation of our corporate headquarters from Fremont to Mountain View.

Cash usage related to property and equipment for the nine months ended April 30, 2007 was primarily related to purchases and sales of marketable securities and additional equipment purchases.

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

Letter of Credit

As of April 30, 2008 and July 31, 2007, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former corporate facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet. The $1.0 million letter of credit will decline as the Company meets certain financial covenants.

Liquidity and Capital Resources Requirements

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of April 30, 2008 (in thousands):

		Fiscal years ending July 31,
	Total	2008	2009 and 2010	2011 and 2012	Beyond Fiscal 2012
Gross Operating Lease Obligations	$10,661	$1,101	$8,219	$1,236	$105
Sublease Income	(2,303)	(269)	(2,034)	-	-
Net Operating Lease Obligations	8,358	832	6,185	1,236	105

Purchase Obligations	2,067	2,067	-	-	-
Total Obligations	$10,425	$2,899	$6,185	$1,236	$105

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

At April 30, 2008, we had invested $10.9 million in auction rate securities. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all auction rate securities in our portfolio, as the amount of securities submitted for sale in those auctions exceeded the amount of bids.

Approximately 93% of our auction rate investments are backed by pools of student loans, of which 97% is guaranteed by the U.S. Department of Education, and we believe that the credit quality of these securities is high based on this guarantee. As of April 30, 2008, these securities were all AAA rated by at least one of the major credit rating agencies. To date we have collected all interest payable on these auction rate securities when due and expect to continue to do so in the future. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level above certain defined short term interest benchmarks. The principal associated with these auction rate securities will not be accessible until successful auctions occur, a buyer is found outside of the auction process, issuers establish different forms of financing to replace these securities, issuers elect to repay principal prior to final maturity, or final payments come due according to contractual maturities ranging from 20 to 37 years.

Each failed auction is assessed individually and we have no reason to believe that any of the underlying issuers of our auction rate securities is presently at risk or that these securities are otherwise impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. We may also have to wait until the final maturity of the underlying notes (between 2028 and 2045) to realize the investments’ recorded value, accordingly all auction rate securities have been recorded as long-term investments. As of April 30, 2008, the fair value of these auction rate securities was $10.2 million and accordingly, an unrealized loss of $0.7 million is reflected in other comprehensive loss.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS 159 amends SFAS 115 and permits fair value measurement of financial instruments and certain other items. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 141(R) will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS  160”). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our financial position or results of operations.

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

As of April 30, 2008, we held approximately $10.2 million of auction-rate securities, included in long-term investments. Approximately 93% of these securities are backed by pools of student loans, of which 97% is guaranteed by the U. S. Department of Education.

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of April 30, 2008. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months to one year	Maturing greater than one year
As of April 30, 2008:
Cash equivalents
Weighted-average interest rate
Short-term investments	$1,300
Weighted-average interest rate	1.30%
Long-term investments		$10,186
Weighted-average interest rate		3.75%

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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the ’34 Act) during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

In September 2007, Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France. The action asserted statutory claims under the French Intellectual Property Code. On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction. Plaintiff’s reply brief is due to be filed on June 18, 2008. The Company believes that it has meritorious defenses to the action and intends to defend itself vigorously.

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

If our development efforts fail to facilitate such activities on our sites, the level of user engagement and interaction will not increase and may decline. Even if we succeed in facilitating such activities on our sites, we cannot assure that such improvements will be deployed in a timely or cost-effective manner.

If we fail to increase user engagement and interaction on our sites, we will not attract and retain a loyal user base that is desirable to advertisers, which will adversely effect our Online Media business and our ability to maintain or grow our revenue.

We are expanding our offerings in international markets in which we may have limited experience or rely on business partners.

We have recently signed agreements with representatives to sell our international inventory in Europe and Australia and may enter into agreements with additional firms to sell our international advertising impressions. As we expand into these new international markets, we have limited experience in marketing our products and services in such markets. We rely on the efforts and abilities of our international representatives in such markets. Certain international markets may be slower than domestic markets in the development and adoption of online advertising programs and as a result our offerings in international markets may not develop at a rate that supports our level of investment.

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

We cannot assure that our online marketing programs will enable us to attract and retain advertisers and generate revenue consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new marketing programs will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs that allow us to expand our advertiser base, we will be unable to generate sufficient revenue to grow our Online Media Business.

New technologies could block our advertisements, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our advertisements. Our Online Media revenues are derived from fees paid to us by advertisers in connection with the display of advertisements on web pages. As a result, advertisement blocking technology could reduce the number of advertisements that we are able to deliver and, in turn, our advertising revenues and operating results may also be reduced.

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

SourceForge.net hosts more than 177,000 open source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site.  Because the cost to develop and host websites has declined over time, an increasing number of companies, organizations and individuals have begun hosting open source code and offering open source software development-related services. In addition, Google, Inc. (“Google”) offers open source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Our competitors may be able to respond more quickly and effectively than we can to new or changing open source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Online Media business could be negatively impacted.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

We face competition from companies that offer traditional media advertising. Large advertisers with fixed budgets may allocate a portion of their budgets to Internet advertising. If we fail to convince these companies to spend their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

We have made and continue to make significant investments in our web sites and services offered thereon, which may fail to become profitable endeavors.

We have made and will continue to make significant investments in research, development and marketing for our web sites and services offered thereon. Investments in new technology are inherently speculative. We recently launched an initiative to accelerate the pace of improvements to our web sites, particularly Slashdot.org and SourceForge.net, including development of an application programming interface (API) for SourceForge.net. However, such efforts will require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses.

As of April 30, 2008, we have spent $3.4 million on internally developed software related to our Marketplace offering. There can be no assurance, however, that we will be sufficiently successful in upgrading, supporting or marketing, the Marketplace to offset our substantial expenditures. We launched our Marketplace in December 2007 and since that time the revenue generated from Marketplace has been insignificant. Failure to grow revenue derived from the Marketplace sufficiently to offset the significant costs and expenses we have incurred in its development will materially and adversely affect our business and operating results. If the Marketplace does not achieve market acceptance our business and operating results will be materially and adversely affected.

Our efforts to better monetize our web sites may not result in increased revenue for some time, if at all.

We are working to improve the monetization of traffic to our web sites by focusing on increasing international sales, improving sales and marketing efforts, and delivering new advertising products. Among other things, our failure to negotiate favorable terms with our international partners, decreases or delays in online advertising spending, and the failure of our new advertising products to reach and generate revenue from their target audiences could delay the progress of our monetization efforts and harm our business.

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

During the first nine months of fiscal 2008, which ended April 30, 2008, we experienced service interruptions with all our online sites.  Service interruptions were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

Our E-Commerce business is dependent on the uninterrupted and highly available operation of our web site.  During the first nine months of fiscal 2008, which ended April 30, 2008, we experienced service interruptions with our E-Commerce web site. Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks. If we fail to provide customers with such access to our web site at the speed and performance which they require, our E-Commerce sales would be adversely affected and our business reputation may be seriously harmed.

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

Disruptions and liquidity issues in the credit market may unfavorably impact our financial condition and results of operations

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investments accounts pursuant to a written investment policy established by our Board of Directors and overseen by the Audit Committee of our Board of Directors. Our investment criteria are to invest only in top tier quality investments or federally sponsored investments. Top tier quality investments are determined by our investment advisors in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisors’ internal credit specialists. Our cash consists of overnight instruments and instruments that will mature within ninety days after the end of our fiscal reporting period. Our investment portfolio consists of instruments that mature between ninety-one days and two years after the end of our fiscal reporting period.

Based upon recent events in the credit market, we may be impacted by the following risks:

•
our investment portfolio contains asset backed securities and securities of entities in the mortgage lending business which have recently experienced declines in value resulting from the uncertainties in the United States mortgage and home equity market;

•	our investment portfolio contains auction rate securities, which have recently experienced liquidity issues due to the failure of auctions;

•	we have experienced and may continue to experience temporary or permanent declines in the value of certain instruments which would be reflected in our financial statements;

•	we have recently experienced and may continue to experience rating agency downgrades of instruments we currently own which may degrade our portfolio quality and cause us to take impairment charges;

•	we may not be able to reasonably value or assess our investments if there is not a liquid resale market for those instruments.

We report changes in the market value of investments as unrealized gains or losses. During the three months ended April 30, 2008, one investment failed to mature, resulting in an impairment loss of $0.3 million. In the event any investments do not mature as scheduled, we may be required to recognize additional realized losses on the investment and our results of operations would be adversely affected. Recently, we have experienced liquidity issues relating to our auction rate securities, and are unable to liquidate our investments and thereby realize the benefits of such investments within a meaningful timeframe.

Future changes in financial accounting standards, including pronouncements and interpretations of accounting pronouncements on revenue recognition, share-based payments, fair value measurements and financial instruments, may cause adverse unexpected revenue fluctuations and/or affect our reported results of operations.

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue accounting pronouncements, guidelines and interpretations regarding accounting pronouncements.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  In particular, new accounting pronouncements and varying interpretations of existing pronouncements on fair value accounting, revenue recognition, share-based payments and financial instruments have occurred with frequency, may occur in the future and could impact our revenue and results of operations.  There have also been recent accounting pronouncements on the reporting of income tax uncertainties, changes in accounting policies and the consideration of the effects on prior year misstatements.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operations and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

Although we generated cash from continuing operations during the nine months ended April 30, 2008 and fiscal 2007, which ended July 31, 2007, we have historically experienced annual cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-Commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated net income of $0.7 million during the nine months ended April 30, 2008 we have an accumulated deficit of $731.7 million as of April 30, 2008.  We may incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

Risks Related To Competition

Our competition is intense.  Our failure to compete successfully could adversely affect our revenue and financial results.

The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We derive revenue from online advertising and sponsorships, for which we compete with various media including newspapers, radio, magazines and various Internet sites.

We also derive revenue from E-Commerce, for which we compete with other E-Commerce companies as well as traditional, “brick and mortar” retailers. Recent increases in shipping costs and taxation of Internet commence may make our products uncompetitive when compared with traditional “brick and mortar” retailers. We may fail to compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

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

Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause interruption in our web site offerings. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us, or at all. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to offer one or more of our web sites, or services thereon in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay release of our products and increase our costs. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenue, and increase our costs.

We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our web sites, or services thereon or obtain and use information that we regard as proprietary to create sites that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

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

In September 2007, the Societe des Producteurs de Phonogrammes Francais filed copyright claims under French law against us alleging that the hosting on our SourceForge.net website of a certain third party open source software project, which may be used for so-called "peer-to-peer" file sharing, purportedly violates French law. An adverse result in this lawsuit may include an award of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering downloads of certain third party open source software in France, which could result in a loss of revenue or an increase in operating expenses. In addition, this claim may require us to change our business practices, which could result in a loss of revenue or otherwise harm our business.

We may not detect weaknesses in our internal control over financial reporting in a timely manner, or at all.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of April 30, 2008 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our services and grow our business.

Our ability to successfully offer our services and grow our business requires an effective planning and management process. We periodically update our operations and financial systems, procedures and controls, however; we still rely on manual processes and procedures that may not scale commensurately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. If we cannot grow our businesses, and manage that growth effectively, or if we fail to implement in a timely manner appropriate internal systems, procedures, controls and necessary automation and improvements to these systems, our businesses will suffer.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel.  Our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them.  Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future.  The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations.  Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel.  Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets, in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the third quarter of fiscal 2008, which ended April 30, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.58 to $2.17 per share and the closing sale price on April 30, 2008, the last trading day of the third quarter of our fiscal year 2008, was $1.79 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

The E-Commerce market on the Internet is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and e-commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Recently New York State has adopted legislation which attempts to impose sales tax reporting obligation on Internet companies. Any of these regulations could have an adverse effect on our future sales and revenue growth.

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

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. Our Internet advertising revenue relates directly to the number of advertisements delivered to our users. System interruptions or delays that result in the unavailability of Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of our Internet channels to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. In the past nine months, some of our sites have experienced a small number of brief service interruptions. We will continue to suffer future interruptions from time to time whether due to capacity constraints, natural disasters, telecommunications failures, other system failures, rolling blackouts, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenue and financial condition.

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

Date: June 9, 2008

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