Form 10-K
period 2008-07-31
SourceForge, Inc
filed 2008-10-14
CIK 1096199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2008

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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of September 30, 2008, there were 68,636,090 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of January 31, 2008 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $71.6 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders which will be held on December 3, 2008, and which will be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended July 31, 2008, are incorporated by reference into Part III of this Form 10-K.

SOURCEFORGE, INC.

i

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; gross margins; financial performance and results of operations; technological trends in, and demand for, online advertising; management’s strategy, plans and objectives for future operations; employee relations and our ability to attract highly-qualified personnel; the amount of cash utilized by operations; our intent to continue to invest significant resources in development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and the sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under “Competition” and in the Risk Factors contained in Item 1A. of this Form 10-K. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction

We are a leading provider of web properties that enable the creation, review, hosting and distribution of online peer-produced content. We are also an online seller of technology-themed retail products.

Our audience of technology professionals and enthusiasts relies on our web properties — SourceForge.net, Slashdot.org, Linux.com and freshmeat.net — to create, improve, compare and distribute Open Source software, and to debate and discuss current topics in the technology marketplace. Through our ThinkGeek, Inc. E-commerce subsidiary, we sell technology themed products to this audience and others.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, reflecting our decision to pursue our Software, Online Media, E-commerce, and Online Images businesses, we changed our name to VA Software Corporation. In December 2005, we sold our Online Images business to Jupitermedia Corporation (“Jupitermedia”) and in April 2007, we sold our Software business to CollabNet, Inc. (“CollabNet”). In May 2007 we changed our name to SourceForge, Inc. and merged with our wholly-owned subsidiary, OSTG, Inc.

As a result of the disposition of our Software business to CollabNet and the sale of our Online Images business to Jupitermedia, we no longer have operations in those segments. In conjunction with the sale of our Software business, we restructured our facilities for the excess space formerly used by our Software business and also terminated the employment of those employees of our Software business not offered positions at CollabNet.

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

You can access other information at our Investor Relations web site. The address is http://ir.corp.sourceforge.com/phoenix.zhtml?c=82629&p=irol-IRHome. The content of this web site is not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge, copies of our annual report on Form 10-K as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made our annual reports on Form 10-K available on our web site since November 2002.

Business Overview

Our business consists of two operating segments: Online Media and E-commerce. Our Online Media segment provides web properties that serve as platforms for the creation, review, hosting and distribution of online peer-produced content. Our audience of technology professionals and enthusiasts relies on our web properties — SourceForge.net, Slashdot.org, Linux.com and freshmeat.net — to create, improve, compare and distribute Open Source software, and to debate and discuss current issues facing, and innovation in, the technology marketplace. Our E-Commerce segment sells technology-themed retail products to technology professionals and enthusiasts through our ThinkGeek.com web site.

Online Media

Our Online Media business connects millions of influential technology professionals and enthusiasts. These web sites served an average of more than 33 million unique visitors per month* over the past twelve months (*Source: Google Analytics and Omniture, July 2008). During fiscal 2008 we enabled 817 million downloads from our SourceForge.net web site, a 5% increase from the 779 million downloads in fiscal 2007. Our Online Media segment provides its audience with peer production platforms which encourage social networking among them. Technology professionals and enthusiasts turn to our Online Media sites to create content, debate and discuss current issues facing the technology marketplace. Our Online Media business is supported by advertisers who want to reach the unique audience who visit and interact on our web sites. Our web sites are described below:

•	SourceForge.net provides the Open Source community with a peer production platform to develop, host and distribute Open Source software worldwide. As of July 31, 2008, SourceForge.net hosted more than 183,000 Open Source projects and had 1.8 million registered users.
•	Slashdot serves technology professionals and enthusiasts with timely, peer-produced and peer-moderated technology news and reviews. Slashdot’s lively and robust on-line conversations and interactions leverage its innovative comment and moderation system.
•	Linux.com offers Linux and Open Source news and information to business leaders and IT managers looking for Linux migration strategies.
•	Freshmeat.net indexes downloadable Linux, Unix and cross-platform software for a worldwide IT audience.

During fiscal 2008, which ended on July 31, 2008, we discontinued providing separate content for NewsForge.com and ITManagersJournal.com. Both web sites are now consolidated into our Linux.com web site.

Our Online Media segment represented 33%, 38% and 39% of net revenue from continuing operations during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

E-commerce

Our E-commerce business sells a variety of retail products of interest to technology professionals and enthusiasts and other consumers through our ThinkGeek.com web site. We believe we offer a significantly broader range of unique products in a centralized location than are available in traditional stores and we do not have the shelf display space limitations that brick-and-mortar stores do. Our customers are able to buy office gadgets, apparel, caffeinated products, electronics and other specialty items with a single check-out. Consumers can either access the information directly through our web site, or get free help from our customer care representatives and experts by contacting them by e-mail at ordersthinkgeek.com or by telephone at 1-888-GEEKSTUFF.

Our E-commerce segment represented 67%, 62% and 61% of net revenue from continuing operations during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Sales and Marketing

Online Media

We sell advertising on our Online Media web sites through our United States-based direct sales organization, ad networks (primarily Google Inc.’s AdSense for Content) and international and other third-party representatives. Our direct sales force is geographically distributed across the United States.

Our marketing team is responsible for developing new advertising products, managing and optimizing our utilization of ad networks, regularly engaging with our content-creator community, public relations and corporate communication.

E-commerce

Our E-commerce marketing and promotion strategy is designed to increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. We intend to continue to use the unique capabilities of the Internet as a means to encourage new and repeat customers to visit our web sites. Our advertising campaigns for our E-commerce business generally run on our Online Media business’ web properties where we direct customers to our E-commerce products through links to pages on our ThinkGeek.com web site. We also create printed catalogs which we mail to customers and include in orders shipped to customers. Our Geek Points customer retention program is designed to add new customers and build customer loyalty. Through this program, customers are rewarded for shopping with us. When the customers sign up for Geek Points, they earn points on all of their purchases from our ThinkGeek.com web site. Rewards for Geek Points participants include special promotions, discounts and access to products available only to those customers enrolled in the program.

Research and Development

Online Media

We believe that the success of our Online Media business will depend on our ability to enhance our web sites and underlying technology to meet the needs of a rapidly-evolving marketplace and increasingly-sophisticated and demanding customers. We have strengthened, and continue to extend and strengthen, the infrastructure and architecture underlying our online sites. We continue to modernize our web sites, for example, we have added additional tools and services on SourceForge.net to improve the development experience of our users and to enhance our existing moderation system on Slashdot.org to provide better functionality to our comment system.

E-commerce

We have implemented a broad array of services and systems for customer service, product searching, customer communication, order processing and order fulfillment functions. These services and systems use a combination of our own proprietary technologies and commercially-available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software to improve our customers’ experience and ease of use and to increase the functionality of our ThinkGeek.com web site.

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

Competition

Online Media

The market for Internet media services provided by the Online Media business is highly competitive. Advertisers have many alternatives available to reach their target audience, including print (e.g., Ziff Davis Media’s eWeek and International Data Group’s Computerworld), general portal sites (e.g., aol.com, yahoo.com, google.com and msn.com) and other web sites focused on vertical markets (e.g., CBS Interactive’s cnet.com and techrepublic.com; Jupitermedia Corporation’s internet.com, EarthWeb.com and DevX.com; and TechTarget’s network of web sites) and general business sites (BusinessWeek.com, Forbes.com and Fortune.com). In July 2006, Google Inc. (“Google”) began offering Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering; other companies and organizations also offer Open Source code hosting, Open Source code search, and Open Source software development-related services. This competition may impact traffic to our SourceForge.net web site. We also compete with an increasing number of sites that host and support Open Source development activities, such as Ohloh.net, Github.com, Berlios.de, and others, and compete with online technology news and information community sites such as Digg.com and Reddit.com.

Many of our competitors in our Online Media business have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online services, more established sales forces and channels, greater software and web site development experience and greater name recognition.

E-commerce

The market for retail products similar to those offered by ThinkGeek is highly competitive. We compete with Internet portals and online service providers that feature shopping services (e.g. Amazon.com and Yahoo!), with online or mail-order retailers (e.g. X-tremegeek, Firebox (UK), iwantoneofthose.com, jinx.com and Computergear). More recently some online retailers have developed sites which aim at the computer enthusiast and computer gaming markets. We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, convenience, price, privacy, web site features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment.

Many of our competitors in our E-commerce business have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online products, more established sales channels, greater software and web site development experience, and greater name recognition.

To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our services and products. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenue.

Intellectual Property Rights

We protect our intellectual property through a combination of copyright, trademark, patent and trade secret laws, employee and third-party nondisclosure agreements, and other methods of protection.

SourceForge, SourceForge.net, Slashdot, ThinkGeek, Freshmeat, and the SourceForge logo are some of our trademarks that we use in the United States and in other countries.

Because the media publishing industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new feature development, name recognition and reliable web sites are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Seasonality

Our E-commerce business is highly seasonal. In the past several years, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season, a substantial portion of our E-commerce revenue occurred in our second fiscal quarter, which in fiscal year 2009 will begin on November 1, 2008 and end on January 31, 2009. As is typical in the retail industry, we generally experience lower E-commerce revenue during the other quarters. Therefore, our E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or our full fiscal year.

Our Online Media business experiences lower traffic — often accompanied by reduced advertising spending — during the summer holiday months in the United States and Europe.

Employees

We believe our success will depend in part on our continued ability to attract and retain highly-qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization; we have never experienced a work stoppage; and we believe that our relations with our employees are good. As of July 31, 2008, our employee base totaled 120, including 39 in operations, 28 in sales and marketing, 32 in research and development and 21 in finance and administration.

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

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate:

•	creation of user-generated content,
•	participation in discussion surrounding such user-generated content,
•	evaluation of user-generated content, and
•	distribution of user-generated content.

If our development efforts fail to facilitate such activities on our sites, the level of user engagement and interaction will not increase and may decline. Even if we succeed in facilitating such activities on our sites, we cannot assure that such improvements will be deployed in a timely or cost-effective manner.

If we fail to increase user engagement and interaction on our sites, we will not attract and retain a loyal user base that is desirable to advertisers, which will adversely affect our Online Media business and our ability to maintain or grow our revenue.

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

If our Online Media business fails to deliver innovative marketing programs, we may not be able to attract and retain advertisers, which will adversely affect our financial results.

The successful development and production of marketing programs is subject to numerous uncertainties, including our ability to:

•	enable advertisers to showcase products, services and/or brands to their intended audience and to generate revenue from such audiences;

•	anticipate and successfully respond to emerging trends in online advertising; and
•	attract and retain qualified marketing and technical personnel.

We cannot assure that our online marketing programs will enable us to attract and retain advertisers and generate revenue consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new marketing programs will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs that allow us to expand our advertiser base, we may not be able to generate sufficient revenue to grow our Online Media business.

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

Our advertiser’s spending patterns tend to be cyclical, reflecting both overall economic conditions and seasonality as well as their company-specific budgeting and buying patterns. Our advertisers are also concentrated in the technology sector and the economic conditions in this sector also impact their spending decisions. Because we derive a large part of our Online Media revenue from these advertisers, decreases in or delays of advertising spending could reduce our revenue or negatively impact our ability to grow our revenue.

The market in which SourceForge.net participates is becoming more competitive, and if we do not compete effectively, our Online Media business could be harmed.

SourceForge.net hosts more than 183,000 Open Source software projects, and we derive revenue from SourceForge.net primarily through advertisements and sponsorship campaigns run on the site. Because the cost to develop and host websites has declined over time, an increasing number of companies, organizations and individuals have begun hosting Open Source code and offering Open Source software development-related services. In addition, Google Inc. (“Google”) offers Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering. Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering. Our competitors may be able to respond more quickly and effectively than we can to new or changing Open Source software opportunities, technologies, standards, or user requirements. Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours. If we fail to compete effectively, our Online Media business could be negatively impacted.

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

We have made and will continue to make significant investments in research, development and marketing for our web sites and services offered thereon. Investments in new technology are inherently speculative. We continue to focus on initiatives to accelerate the pace of improvements to our web sites, particularly Slashdot.org and SourceForge.net. These efforts require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses. Our efforts may not be successful in achieving our desired objective, and even if we achieve the desired objective, our audience or our advertisers may not respond positively to these improvements. Failure to grow revenue sufficiently to offset the significant investments will materially and adversely affect our business and operating results.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation.

The success of our Online Media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web sites. We do not currently have a formal disaster recovery plan and substantially all of our computer and communications systems are located in a single data center near Chicago, Illinois. Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.

During our fiscal year 2008, which ended on July 31, 2008, we experienced unplanned service interruptions with all our online sites. Service interruptions were caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks. Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time. If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

Risks Related to Our E-commerce Business

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products offered at our ThinkGeek E-commerce web site.

In order to be successful, we must accurately predict our customers’ tastes and avoid over-stocking or under-stocking products. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. The acquisition of certain types of inventory, especially inventory of custom manufactured products, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Failure to properly assess our inventory needs will adversely affect our financial results.

We cannot predict our E-commerce customers’ preferences with certainty and such preferences may change rapidly.

Our E-commerce offerings on our ThinkGeek.com web site are designed to appeal to technology professionals and enthusiasts and other consumers. Misjudging either the market for our products or our customers’ purchasing habits will cause our sales to decline, our inventories to increase and/or require us to sell our products at lower prices, all of which would have a negative effect on our gross margins and our results of operations. Failure to accurately assess and predict our E-commerce customers’ preferences will adversely impact our financial results.

We are subject to risks as a result of our reliance on foreign sources of production for certain products.

In order to offer cost effective and innovative products, we are increasingly relying on manufacturers located outside of the United States, most of which are located in Asia (primarily China), to supply us with these products in sufficient quantities — based on our forecasted customer demand — and to deliver these products in a timely manner.

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods. We are subject to the risks of relying on products manufactured outside the United States, including political unrest, trade restrictions, customs and tariffs, local business practice and political issues. Additionally, significant reliance on foreign sources of productions increases the risk of issues relating to compliance with domestic or international labor standards, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has in recent years experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

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

Increased focus on sales and use tax could subject us to liability for past sales and cause our future sales to decrease.

We do not collect sales or other taxes on shipments of most of our goods into most states in the United States or internationally. The relocation of our fulfillment center or customer service centers or any future expansion of them, along with other aspects of our business, may result in additional sales and other tax obligations. We do not collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold that are delivered outside of the United States. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction E-commerce companies. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

We may be subject to product liability claims if people or property are harmed by the products we sell on our E-commerce web sites, which could be costly to defend and subject us to significant damage claims.

Some of the products we offer for sale on our E-commerce web sites, such as consumer electronics, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability, and even if some agreements provide for indemnification, it may be prohibitively costly to avail ourselves of the benefits of the protection.

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

Our E-commerce business is dependent on the uninterrupted and highly available operation of our web site. During fiscal 2008, we experienced service interruptions with our E-commerce web site. Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks. If we fail to provide customers with such access to our web site at the speed and performance which they require, our E-commerce sales would be adversely affected and our business reputation may be seriously harmed.

We do not currently have a formal disaster recovery plan and our E-commerce related computer and communications systems are located in a single data center near Chicago, Illinois. Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If our ThinkGeek.com web site experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

Risks Related to Our Financial Results

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to online advertising and/or E-commerce spending;
•	the discretionary nature of our online media customers’ purchase and budget cycles;
•	the size and timing of online media customer orders;
•	long online media sales cycles;
•	our ability to retain skilled engineering, marketing and sales personnel;
•	our ability to demonstrate and maintain attractive online user demographics;
•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and
•	our ability to keep our web sites operational at a reasonable cost.

If our revenue and operating results fall below our expectations, the expectations of securities analysts or the expectations of investors, the trading price of our common stock will likely be materially and adversely affected. You should not rely on the results of our business in any past periods as an indication of our future financial performance.

Disruptions and liquidity issues in the credit market may unfavorably impact our financial condition and results of operations.

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investments accounts pursuant to a written investment policy established by our Board of Directors and overseen by the Audit Committee of our Board of Directors. Our investment criteria are to invest only in top tier quality investments or federally sponsored investments. Top tier quality investments are determined by our investment advisors in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisors’ internal credit specialists. Our cash is invested in overnight instruments and instruments that will mature within ninety days after the end of our fiscal reporting period. Our investment portfolio consists of instruments that mature between ninety-one days and 37 years after the end of our fiscal reporting period.

Based upon recent events in the credit market, we may be impacted by the following risks:

•	our investment portfolio contains auction rate securities, which have recently experienced liquidity issues due to the failure of auctions;
•	our investment portfolio contains a security issued by an entity in the mortgage lending business which has recently experienced declines in value resulting from the uncertainties in the United States mortgage and home equity market;
•	we have experienced and may continue to experience temporary or permanent declines in the value of certain instruments which would be reflected in our financial statements;
•	we have recently experienced and may continue to experience rating agency downgrades of instruments we currently own which may degrade our portfolio quality and cause us to take impairment charges; and
•	we may not be able to reasonably value or assess our investments if there is not a liquid resale market for those instruments.

We report changes in the market value of investments as unrealized gains or losses. During the year ended July 31, 2008 we experienced a realized loss on one investment of $0.5 million. In the event any investments do not mature as scheduled, we may be required to recognize additional realized losses on the investment and our results of operations would be adversely affected. Recently, we have experienced liquidity issues relating to our investment in $10.8 million of auction rate securities, and may be unable to liquidate these investments prior to their contractual maturities which range from 20 to 37 years.

Future changes in financial accounting standards, including pronouncements and interpretations of accounting pronouncements on revenue recognition, share-based payments, fair value measurements and financial instruments, may cause adverse unexpected revenue fluctuations and/or affect our reported results of operations.

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue accounting pronouncements, guidelines and interpretations regarding accounting pronouncements. A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review. In particular, new accounting pronouncements and varying interpretations of existing pronouncements on fair value accounting, revenue recognition, share-based payments and financial instruments have occurred with frequency, may occur in the future and could impact our revenue and results of operations. The SEC has recently announced that they will issue a proposed a roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. Required changes in our application of accounting pronouncements could cause changes in our reported results of operations and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

Although we generated cash from continuing operations during the past three fiscal years, which ended July 31, 2008, July 31, 2007 and July 31, 2006, we have historically experienced annual cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months. In addition, our existing marketable securities may not provide us with adequate liquidity when needed. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $4.3 million during fiscal year 2008 which ended on July 31, 2008 and we have an accumulated deficit of $736.7 million as of July 31, 2008. We may incur net losses in the future. Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

Risks Related to Competition

Our competition is intense. Our failure to compete successfully could adversely affect our revenue and financial results.

The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We compete with various media businesses for advertising revenue, including newspaper, radio, magazine and Internet media companies.

We also derive revenue from E-commerce, for which we compete with other E-commerce companies as well as traditional, “brick and mortar” retailers. Recent increases in shipping costs and taxation of Internet commerce may make our products uncompetitive when compared with traditional “brick and mortar” retailers. We may fail to compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of July 31, 2008 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. For example, our Chief Executive Officer resigned in June 2008. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets, in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

We have currently engaged an executive search firm to fill the President and Chief Executive Officer role. If we are not successful in recruiting the right candidate in a timely manner our business may suffer.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During our fiscal year ended July 31, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.31 to $3.93 per share and the closing sale price on July 31, 2008, the last trading day of our fiscal year 2008, was $1.39 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

The E-commerce market on the Internet is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and E-commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Recently New York State has adopted legislation which attempts to impose sales tax collection and reporting obligation on Internet companies. Any of these regulations could have an adverse effect on our future sales and revenue growth.

Business disruptions could affect our future operating results.

Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. Our corporate headquarters and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

System disruptions could adversely affect our future operating results.

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. Our Internet advertising revenue relates directly to the number of advertisements delivered to our users. System interruptions or delays that result in the unavailability of Internet pages or slower response times for users would reduce the number of advertisements delivered to such users and reduce the attractiveness of our web properties to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. In the past year, all of our web properties have experienced unplanned service interruptions. We will continue to suffer future interruptions from time to time whether due to capacity constraints, natural disasters, telecommunications failures, other system failures, rolling blackouts, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenue and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal locations are as follows:

Location	Purpose	Approximate Size (in Square Feet)	Expiration of Lease
United States of America
Mountain View, California	Corporate headquarters; Online-media sales and marketing, finance and administration, research and development	14,583	2012
Fairfax, Virginia	ThinkGeek operations	5,139	2009
Dexter, Michigan(1)	Research and development center for Online Media platform	2,260	2009
Fremont, California	Former corporate headquarters; Online-media sales and marketing, finance and administration, research and development. 74% sublet through lease expiration date	139,311	2010

(1)	In September 2008 we entered into a 2 year lease agreement for a new 4,300 square feet facility in Dexter, Michigan.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol LNUX. As of September 30, 2008, there were 712 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	High	Low
Fiscal Year Ended July 31, 2008:
Fourth Quarter	$1.82	$1.31
Third Quarter	$2.17	$1.58
Second Quarter	$2.65	$1.64
First Quarter	$3.93	$2.09
Fiscal Year Ended July 31, 2007:
Fourth Quarter	$4.50	$3.48
Third Quarter	$5.35	$3.63
Second Quarter	$5.44	$4.01
First Quarter	$4.64	$3.32

The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the NASDAQ Stock Market (U.S.) Index, the Goldman Sachs Technology Internet (“GSTI”) Index and the RDG Internet Composite (“RDG”) Index for the period commencing July 31, 2003 and ending on July 31, 2008. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SourceForge Inc, The NASDAQ Composite Index,
The RDG Internet Composite Index And The GSTI Internet Index

*	The graph assumes that $100 was invested on July 31, 2003, in our Common Stock, at the closing price of $1.88 per share, and $100 was invested on July 31, 2003, in the NASDAQ Stock Market (U.S.) Index, the GSTI Index and the RDG Internet Composite Index, and that all dividends were reinvested. We have not declared or paid any dividends on our Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. We have removed the S&P Application Software Index from the performance graph as we sold our Software business segment in April 2007 and no longer have business in the segment. We are replacing the GSTI Index with the RDG Internet Composite Index, because the GSTI Index no longer exists.

Item 6. Selected Consolidated Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-K.

The statement of operations data for the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006 and the balance sheet data as of July 31, 2008 and July 31, 2007 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended July 31, 2005 and July 31, 2004 and the balance sheet data as of July 31, 2006, July 31, 2005 and July 31, 2004 are derived from audited financial statements not appearing in this Form 10-K. Net revenue, cost of revenue and operating expenses data excludes the results of our Software business, which was sold in April 2007 and our Online Images business, which was sold in December 2005. The historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In Thousands, Except per Share Data)

	For the Years Ended
	July 31, 2008	July 31, 2007	July 31, 2006	July 31, 2005	July 31, 2004
Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations	$55,326	$45,599	$33,658	$23,048	$22,344
Cost of revenue from continuing operations	35,128	25,933	19,337	14,911	13,182
Gross margin from continuing operations	20,198	19,666	14,321	8,137	9,162
Income (loss) from continuing operations	(4,326)	5,955	3,923	(257)	638
Income (loss) from discontinued operations, net of income taxes	—	2,773	7,039	(4,437)	(8,278)
Net income (loss)	$(4,326)	$8,728	$10,962	$(4,694)	$(7,640)
Income (loss) per share from continuing operations:
Basic	$(0.06)	$0.09	$0.06	$—	$0.01
Diluted	$(0.06)	$0.09	$0.06	$—	$0.01
Income (loss) per share from discontinued operations:
Basic	$—	$0.04	$0.11	$(0.07)	$(0.14)
Diluted	$—	$0.04	$0.11	$(0.07)	$(0.14)
Net income (loss) per share:
Basic	$(0.06)	$0.13	$0.18	$(0.08)	$(0.13)
Diluted	$(0.06)	$0.13	$0.17	$(0.08)	$(0.13)
Shares used in per share calculation:
Basic	67,469	66,254	62,328	61,454	59,684
Diluted	67,469	68,489	64,704	61,454	59,684
Selected Balance Sheet data at year-end:
Cash, cash equivalents and investments	$52,702	$56,640	$53,043	$38,420	$44,042
Working capital	$42,933	$44,103	$51,265	$34,369	$25,866
Total assets	$74,533	$76,863	$63,212	$47,381	$53,679
Liabilities, net of current portion	$2,610	$4,121	$5,693	$7,378	$9,192
Total stockholders’ equity	$63,652	$65,094	$49,378	$31,665	$35,770

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

Overview

We are a leading provider of web properties that enable the creation, review, hosting and distribution of online peer-produced content. We are also an online seller of technology-themed retail products.

Our audience of technology professionals and enthusiasts relies on our web properties, SourceForge.net, Slashdot.org, Linux.com and freshmeat.net, to create, improve, compare and distribute Open Source software, and to debate and discuss current issues facing, and innovation in, the technology marketplace. Through our ThinkGeek, Inc. E-commerce subsidiary, we sell retail products to this audience and others.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue our Online Media, E-commerce, Software and Online Images businesses. In December 2005, we sold our Online Images business to Jupitermedia Corporation (“Jupitermedia”) and in April 2007, we sold our Software business to CollabNet, Inc. (“CollabNet”). On May 24, 2007 we changed our name to SourceForge, Inc. and merged with our wholly-owned subsidiary, OSTG, Inc.

Our business consists of two operating segments: Online Media and E-commerce. Our Online Media segment consists of a network of Internet web sites which connect millions of influential technology professionals and enthusiasts. Our Online Media segment’s network of web sites include: SourceForge.net, Slashdot.org, Linux.com and freshmeat.net. Our E-commerce segment sells technology-themed retail products to technology professionals and enthusiasts through our ThinkGeek.com web site.

Our network of web sites served an average of over 33 million unique visitors per month* over the past twelve months (*Source: Google Analytics and Omniture). During fiscal 2008 we served 817 million downloads from our SourceForge.net web site. We have migrated substantially all of our web sites to our new data center. Within the E-commerce segment, we continued to increase our customer base, increasing the average order size by 9% and the number of orders by 20% during fiscal 2008 as compared to fiscal 2007.

Our sales continue to be primarily attributable to customers located in the United States of America.

Net revenue from continuing operations increased 21% in fiscal 2008 as compared to fiscal 2007 due to revenue increases of 6% in our Online Media business and 31% in our E-commerce business. Within the Online Media segment, the revenue increase was primarily due to an increase in cash advertising as new customers participated in our advertising campaigns as well as our premium advertising products, which were introduced in the second half of our 2008 fiscal year. E-commerce revenue increased due to a 20% increase in orders shipped to our customer base in this segment.

Net revenue from continuing operations increased 35% in fiscal 2007 as compared to fiscal 2006 due to revenue increases of 32% in our Online Media business and 38% in our E-commerce business. Within the Online Media segment, revenue increased due to our focus on developing innovative advertising campaigns for targeted customers as well as increased revenue from greater levels of contextually-relevant advertising. E-commerce revenue increased due to a 37% increase in orders shipped to our customer base in this segment.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of impairment of long-lived assets, restructuring reserves for excess facilities for non-cancelable leases, income taxes, stock-based compensation and contingencies and litigation.

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

We measure revenue on barter transactions based on the recorded amount of the non-monetary asset relinquished. Our barter transactions generally consist of the exchange of advertising on our Online Media web sites for access and advertising at industry trade shows. Accordingly, we do not record any revenue as a result of these transactions.

E-commerce Revenue

E-commerce revenue is derived from the online sale of consumer goods. We recognize E-commerce revenue from the sale of consumer goods in accordance with SAB 104. Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize E-commerce revenue when the goods are shipped and title transfers to the customer. We grant customers a right to return E-commerce products within 30 days of the shipment date. Such returns are recorded as incurred and have been immaterial for the periods presented.

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, a loss is recorded as the excess of the asset’s carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California. During fiscal 2008, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. In conjunction with the sale of its Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space formerly used by our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we exited our hardware systems and hardware-related software engineering and professional services businesses, as well as a sublease agreement, and reduced our general and administrative overhead costs. The restructuring liability of $5.2 million as of July 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent. This accrual is subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Income Taxes

Effective August 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

The adoption of FIN 48 did not result in any adjustment in the liability for unrecognized income tax benefits. As of July 31, 2008 and August 1, 2007, we reduced our unrecognized tax benefits by $0.6 million and $0.6 million, respectively. Since a full valuation allowance was provided for these unrecognized tax benefits, there was no impact on retained earnings as of August 1, 2007.

It is our policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of the adoption date and July 31, 2008, it was not necessary to accrue interest and penalties related to our uncertain tax positions. For unrecognized tax benefits that exist at July 31, 2008, we do not anticipate any significant changes within the next twelve months. We are not currently subject to any federal, state or foreign income tax examination.

Stock-Based Compensation

We account for stock based compensation using the provisions of SFAS No. 123R “Share-Based Compensation.” Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns. We estimate stock price volatility based on historical implied volatility in our stock. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, or cancelled.

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

Results of Operations

We believe that the application of accounting standards is central to a company’s reported financial position, results of operations and cash flows. We review our annual and quarterly results, along with key accounting policies, with our audit committee prior to the release of financial results. In addition, we have not entered into any significant transactions with related parties. We do not use off-balance sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements.

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

	For the Year Ended July 31,
	2008	2007	2006
Consolidated Statements of Operations Data:
Online Media revenue	33.4%	38.4%	39.3%
E-commerce revenue	66.6	61.6	60.7
Net revenue	100.0%	100.0%	100.0%
Online Media cost of revenue	13.1	10.4	11.1
E-commerce cost of revenue	50.4	46.5	46.4
Cost of revenue	63.5	56.9	57.5
Gross margin	36.5	43.1	42.5
Operating expenses:
Sales and marketing	15.1	13.4	13.1
Research and development	7.9	8.3	9.0
General and administrative	20.1	14.1	13.4
Restructuring costs	3.9	—	—
Total operating expenses	47.0	35.8	35.5
Income (loss) from operations	(10.5)	7.3	7.0
Interest and other income, net	3.0	6.4	4.9
Income (loss) from continuing operations before income taxes	(7.5)	13.7	11.9
Provision for income taxes	0.2	0.6	0.3
Income (loss) from continuing operations	(7.7)%	13.1%	11.6%

Net Revenue

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Online Media revenue	$18,506	$17,496	$13,242	6%	32%
E-commerce revenue	36,820	28,103	20,416	31%	38%
Net revenue	$55,326	$45,599	$33,658	21%	35%

Sales for the fiscal years ended 2008, 2007, and 2006 were primarily to customers located in the United States of America.

For the fiscal years ended July 31, 2008, 2007, and 2006, respectively, no one customer represented 10% or greater of net revenue. Going forward, we do not anticipate that any one customer will represent more than 10% of annual net revenue.

Online Media Revenue

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Online Media revenue	$18,506	$17,496	$13,242	6%	32%
Percentage of total net revenue	33%	38%	39%

Online Media revenue was derived primarily from sales of advertising space on our various web sites as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites.

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Cash advertising	$12,223	$11,091	$9,193	10%	21%
Sponsorships	1,430	1,339	739	7%	81%
Other revenue	4,853	5,066	3,310	(4)%	53%
Online Media revenue	$18,506	$17,496	$13,242	6%	32%

Cash advertising revenue is derived from advertisements or services delivered to advertisers. Such advertisements may be in the form of an advertising impression, a click, the display of a text link, the download of a file or the collection of some data such as a lead.

The increase in cash advertising revenue during fiscal 2008 as compared to fiscal 2007 was due primarily to the addition of new customers participating in some of the new custom and premium programs we began offering in the second half of fiscal 2008.

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

Sponsorship revenue is derived from web marketing programs that are used to increase brand awareness. Revenue related to sponsorships is recognized ratably over the term of the marketing program or in conjunction with the delivery requirements set forth in the contract. The increase in sponsorship revenue in fiscal 2008 as compared to fiscal 2007 was due to customer participation in the sponsorship programs surrounding our 2008 Community Choice Awards. The increase in sponsorship revenue in fiscal 2007 as compared to fiscal 2006 was primarily due to additional advertisers participating in our sponsorship programs as well as increased revenue from existing advertisers whose campaigns ran partially during fiscal 2006 and for a full year in fiscal 2007.

Other revenue consists primarily of paid search, contextually-relevant advertising and referral fees. The decrease in other revenue during fiscal 2008 as compared to fiscal 2007 was primarily due to decreased revenue from referral fees resulting from completion of a partner’s contracts. The increase in other revenue during fiscal 2007 as compared to fiscal 2006 was primarily due to an increase in revenue resulting from a higher allocation of unsold inventory to the providers of contextually-relevant advertising, including $0.7 million related to a new program with our largest partner.

We believe that our audience of technology professionals and enthusiasts who rely on our web properties, along with our favorable online visitor demographics, makes us an attractive advertising vehicle. We expect our Online Media revenue to increase in the future as we continue to develop new products which appeal to advertisers and optimize our web properties to increase monetization of ad network and international traffic.

E-commerce Revenue

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
	2008	2007	2006
E-commerce revenue (in thousands)	$36,820	$28,103	$20,416	31%	38%
Percentage of total net revenue	67%	62%	61%
Number of orders (per year)	518,429	431,919	316,060	20%	37%
Average order size (in dollars)	$71.02	$65.07	$64.60	9%	1%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

The growth in E-commerce revenue in fiscal 2008 and 2007 as compared to the prior year was primarily due to increased consumer awareness of our web site as a result of broader product offerings, an increase in the number of custom developed products such as the Wi-Fi Detector Shirt and the 8-bit Tie, catalog marketing and media coverage of our web site which attracted a larger customer base, as well as web site enhancements, including improved search capability and customer communication features, that drove a 26% increase in the number of unique visitors to our web site. This increase in unique visitors resulted in a 20% and 37% increase in the number of orders shipped during fiscal 2008 and 2007, respectively. The average order size increased by 9% and 1% in fiscal 2008 and fiscal 2007, respectively, when compared to the prior fiscal year.

We expect E-commerce revenue to continue to grow as we increase the number of orders received by visitors to our site.

Cost of Revenue/Gross Margin

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Cost of revenue	$35,128	$25,933	$19,337	35%	34%
Gross margin	20,198	19,666	14,321	3%	37%
Gross margin %	37%	43%	43%
Headcount	39	33	29

Gross margins increased in fiscal 2008 as compared to fiscal 2007 and in fiscal 2007 as compared to fiscal 2006. The increase in gross margins in fiscal 2008 as compared to fiscal 2007 was primarily due to increased gross margins in our E-commerce business, which was primarily due to the significant increase in E-commerce net revenue, offset in part by decreased gross margins in our Online Media business, which was primarily due to the significant increase in Online Media cost of revenue. The increase in gross margins in fiscal 2007 as compared to fiscal 2006 was primarily due to the 35% increase in net revenue, offset in part by a 34% increase in cost of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Online Media cost of revenue	$7,268	$4,733	$3,732	54%	27%
Online Media gross margin	11,238	12,763	9,510	(12)%	34%
Online Media gross margin %	61%	73%	72%

Online Media cost of revenue consists of personnel and related overhead, equipment and bandwidth associated with the operation of our data center, personnel costs and related overhead associated with developing the editorial content of our sites and personnel and related overhead and third-party costs associated with delivering revenue producing products. Online Media cost of revenue includes both costs which do not vary directly with revenue (fixed costs), such as equipment, personnel and editorial costs, as well as costs which are more directly affected by revenue (variable costs), such as bandwidth for delivering content and ad-serving costs. While our fixed costs will generally not vary directly with revenue; they may increase to the extent that we expand or upgrade the equipment necessary to operate our network or if we add additional sites to our network of web sites. Our variable costs generally vary based on the delivery of web pages, content, the number of advertisements delivered and the size of the advertisement. To the extent that we are able to increase our revenue without increasing our fixed costs, our gross margins will increase; however, to the extent that we expand our equipment in anticipation of increased activity, we may experience decreased gross margins.

The decrease in Online Media gross margin percentage for fiscal 2008 as compared to fiscal 2007 was primarily due to the higher cost of revenue of $2.5 million. The increase in cost of revenue was primarily due to increases in data center co-location costs of $0.9 million, amortization of equipment and software of $0.9 million, headcount and related overhead costs of $0.5 million, and ad serving costs of $0.2 million. Our data center costs increased due to the relocation of our Santa Clara, California data center to a new larger data center near Chicago, Illinois. Our new data center is expected to provide us with the capacity required as we expand our platform and add features which enhance the user experience of our audience. Our depreciation and amortization costs increased due to equipment and related software purchased for our data center and amortization of internally developed software. Headcount and related costs increased due to increased personnel, primarily related to our ad serving operations and the transfer of an executive to network operations. Our ad serving cost increase was primarily due to the implementation and adoption of technology which provides for the automation of customer quotes, approval of the resulting order and transfer of the order to our ad server.

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

We expect Online Media cost of revenue to increase in absolute dollars resulting from depreciation expense related to network equipment purchased for our new data center, as well as the associated ongoing operating costs, and amortization of internally developed software costs. To the extent that Online Media revenue does not increase proportionately, our Online Media gross margins may decline.

E-commerce Cost of Revenue/Gross Margin

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
E-commerce cost of revenue	$27,860	$21,200	$15,605	31%	36%
E-commerce gross margin	8,960	6,903	4,811	30%	43%
E-commerce gross margin %	24%	25%	24%

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and personnel and related overhead associated with the operations and merchandising functions.

E-commerce gross margin percentage decreased in fiscal 2008 as compared to fiscal 2007 due to shipping revenue comprising a higher percent as a result of increases in shipping costs. We generate a significantly lower gross margin on shipping revenue than product revenue. E-commerce cost of revenue in fiscal 2008 increased as compared to fiscal 2007 consistent with increased E-commerce revenue levels; however, increased shipping cost resulted in a slightly lower gross margin percentage. The increase in E-commerce cost of revenue in absolute dollars in fiscal 2008 as compared to fiscal 2007 was primarily due to increased product costs of $4.0 million, shipping costs of $1.6 million, fulfillment costs of $0.5 million, and merchandising costs of $0.5 million. Increases in product costs were the result of increased E-commerce revenue levels, shipping costs were related to the increased volume of orders shipped as well as significant increases in shipping rates resulting from increased fuel prices, and the increase in fulfillment costs were related to increased number of orders processed and an increased range of product offerings.

E-commerce gross margin percentage increased slightly in fiscal 2007 as compared to fiscal 2006 primarily as a result of lower affiliate commission, due to our replacing our largest affiliate with additional direct revenue, and to a lesser extent due to lower operating expenses as a percent of revenue, offset slightly by lower product margins due to product mix. The increase in E-commerce cost of revenue in absolute dollars in fiscal 2007 as compared to fiscal 2006 was primarily due to increased product costs of $3.7 million, shipping costs of $1.2 million, and fulfillment costs of $0.6 million. Increases in product costs were the result of increased E-commerce revenue levels, shipping costs were directly related to the increased volume of orders shipped and fulfillment costs were directly related to increased revenue levels.

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

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Sales and Marketing	$8,346	$6,108	$4,426	37%	38%
Percentage of total net revenue	15%	13%	13%
Headcount	28	20	16

The increase in absolute dollars spent on sales and marketing in fiscal 2008 as compared to fiscal 2007 was primarily due to increases in headcount and related expenses of $1.8 million and marketing expenses of $0.2 million. The increase in headcount was due to additional personnel in our Online Media sales and marketing organizations and the increase in headcount related expense was due to stock-based compensation and travel expense for training and customer visits. The increase in discretionary marketing expenses was primarily due to increased E-commerce marketing expenses of $0.4 million, resulting from the printing and mailing of our E-commerce catalogs, fees paid to affiliates and consultants, which were offset in part by lower discretionary Online Media marketing expenses of $0.2 million.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our Online Media and E-commerce web sites. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Online Media R&D	$3,995	$3,531	$2,766	13%	28%
E-commerce R&D	387	240	247	61%	(3)%
Total Research & Development	$4,382	$3,771	$3,013	16%	25%
Percentage of total net revenue	8%	8%	9%
Headcount	32	28	24

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. During fiscal 2008 and fiscal 2007, we capitalized $0.7 million and $1.8 million, respectively, of software development costs relating to the development of our SourceForge.net Marketplace platform.

The increase in R&D expense in absolute dollars in fiscal 2008 compared to fiscal 2007 was primarily due to increases in both our Online Media and E-commerce R&D expenses. The increase in Online Media expense was primarily due to increased personnel and related overhead expenses incurred to modernize our web sites and services, and the increase in E-commerce expense was due to increased personnel who were hired to update and add additional functionality for our ThinkGeek.com web site.

The increase in R&D expense absolute dollars in fiscal 2007 as compared to fiscal 2006 was primarily due to an increase in Online Media R&D expense. The increase in Online Media R&D expense was primarily related to increased personnel and related overhead expenses of $1.6 million and increased contractor expenses of $0.9 million, offset by the capitalization of internally developed software costs related to the development of our SourceForge.net Marketplace platform of $1.8 million. The increase in personnel and the contractor expenses were primarily related to additional resources required to support the development of the Marketplace platform as well as enhancements to our SourceForge.net web site. The decrease as a percentage of net revenue was primarily due to increased revenue levels, offset in part by higher expenses.

We expect R&D expenses to increase in absolute dollars, but not change significantly as a percentage of revenue in the future.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
General & Administrative	$11,127	$6,443	$4,506	73%	43%
Percentage of total net revenue	20%	14%	13%
Headcount	21	20	19

The increase in G&A expenses in absolute dollars in fiscal 2008 as compared to fiscal 2007 was primarily related to stock-based compensation expense of $1.5 million and increased severance costs of $0.8 million, primarily related to the resignation of our former Chief Executive Officer, legal fees of $0.5 million, including $0.4 million related to the resolution of the Okerman legal matter, recruiting, advisor and Board of Director fees of $0.2 million, and higher bad debt expenses of $0.2 million resulting from increased revenue levels, and G&A expenses of $1.8 million which were allocated to our discontinued Software business in 2007, partially offset by a decrease in accounting fees of $0.3 million. The increase in G&A expense as a percentage of net revenue was primarily due to the significant increase in G&A expenses.

The increase in G&A expenses in fiscal 2007 as compared to fiscal 2006 was primarily related to stock-based compensation expense of $0.6 million, increased personnel and related overhead expenses of $0.4 million, contractor expenses of $0.2 million, higher legal fees of $0.1 million, and G&A expenses of $0.8 million, which were previously allocated to our discontinued Software business, partially offset by lower bad debt expenses of $0.2 million due to reduced levels of bad debt write-offs in fiscal 2007. The increase in stock-based compensation was primarily related to stock options granted to executive personnel hired in the fourth quarter of fiscal 2006 and to a lesser extent to stock awards granted in fiscal 2007; the increase in personnel related expenses was primarily due to increased headcount; the contractor expenses were primarily related to temporary help to cover maternity leave and vacant positions, and the higher legal fees were due to increased legal defense costs.

We expect G&A expenses to decrease from fiscal 2008 levels in absolute dollars because in fiscal 2008 we incurred severance and legal resolution expenses that we do not expect to recur, and we also expect G&A expenses to decrease as a percentage of revenue in the future.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California. During fiscal 2008, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs. The restructuring liability of $5.2 million as of July 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent. This accrual is subject to change should actual circumstances change. We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the restructuring charges (in thousands):

	Year Ended July 31,
	2008	2007(1)	2006
Cash provision:
Facilities charges	$2,057	$581	$—
Non-cash:
Write-off of equipment and leasehold improvements	122	—	—
	$2,179	$581	$—

(1)	Included in discontinued operations.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period
For the year ended:
July 31, 2006	$7,855	$—	$(1,748)		$6,107
July 31, 2007	$6,107	$581	$(1,640)		$5,048
July 31, 2008	$5,048	$2,179	$(2,585)	$590	$5,232

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Components of the total accrued restructuring liability are as follows (in thousands):

	Short Term	Long Term	Total Liability
As of July 31, 2006	$1,592	$4,515	$6,107
As of July 31, 2007	$1,781	$3,267	$5,048
As of July 31, 2008	$2,788	$2,444	$5,232

Share-Based Compensation Expense

During fiscal 2008, fiscal 2007, and fiscal 2006 we recognized $3.6 million, $1.4 million and $0.4 million in stock-based compensation expense from continuing operations, respectively, related to options and awards granted to employees and directors. The increase in stock-based compensation in fiscal 2008 as compared with fiscal 2007 is due to approximately $1.0 million of expense related to the modifications in the terms of stock option and awards granted to our former CEO as well as the impact of a change in our forfeiture rate assumption.

Related Party Transactions

We own approximately 9% of the outstanding capital stock of CollabNet. Our holdings in CollabNet consist of shares of CollabNet’s Series C-1 preferred stock. We also own approximately 14% of VA Linux Systems Japan K.K.’s (“VA Linux Japan”) common stock. As the Company holds less than 20% of the voting stock of these companies and does not otherwise exercise significant influence over them, these investments are accounted for under the cost method. CollabNet is a developer of software used in collaborative software development and also purchases advertising on our Online Media web sites. VA Linux Japan distributes software and related consulting services and previously resyndicated certain of the Company’s Online Media business web sites for the Japanese market. In September 2007, VA Linux Japan sold its syndication rights to an unrelated third party which is now known as OSDN K.K. Subsequent to such sale, the Company no longer has any transactions with VA Linux Japan.

We continually evaluate whether events or circumstances have occurred that indicate the remaining value of these investments may be impaired. In fiscal 2008, fiscal 2007 and fiscal 2006, no impairment was recorded on these investments. There is no quoted market price for these investments; accordingly, fair value is estimated by management based on the estimated fair value of the underlying net assets or an annual appraisal performed by an independent valuation firm.

There were $0.9 million, $0.4 million and $0.1 million of related-party revenue from continuing operations associated with CollabNet and VA Linux Japan for the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006, respectively.

Interest and Other Income, Net

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Interest Income	$2,250	$2,898	$1,784	(22)%	62%
Interest Expense	$(190)	$(4)	$(10)	4650%	(60)%
Other Income (Expense)	$(422)	$2	$(135)	(21200)%	(101)%

Interest income decreased in fiscal 2008 as compared to fiscal 2007 as a result of reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.

Interest income increased in fiscal 2007 as compared to fiscal 2006 as a result of increased cash balances, primarily related to cash generated from operating activities and the proceeds from the exercise of stock options, as well as increased yields on our investments due to rising interest rates.

Interest expense increased in fiscal 2008 as compared to fiscal 2007 as a result of interest expense on a legal settlement which was paid in 2008. Interest expense was insignificant in both fiscal 2007 and fiscal 2006.

We expect interest income to fluctuate as interest rates and cash balances fluctuate. For additional information, please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Other income (expense) decreased in fiscal 2008 as compared to fiscal 2007, primarily due to realized losses on investments.

Other income (expense) increased in fiscal 2007 as compared to fiscal 2006 primarily due to loss recorded on the liquidation of three of our European subsidiaries during fiscal 2006.

Income Taxes

	Year Ended July 31,			% Change Fiscal 2008 to 2007	% Change Fiscal 2007 to 2006
($ in Thousands)	2008	2007	2006
Provision for income taxes	$128	$285	$92	(55)%	210%

Income tax provision consists of Federal and state income tax expense on taxable income. Our state income tax is based on our taxable income or loss in each jurisdiction and we may not have net operating loss carryforwards available to offset taxable income in certain states. We provide for state income taxes in the New Jersey state jurisdiction based on our E-commerce income in that state, and to the extent that our E-commerce business unit is profitable, we may record an income tax provision, even though we generate losses on a consolidated basis.

As of July 31, 2008, we had $254.0 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates through fiscal year 2028. Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in our ownership which occurred between 1996 and 1999, and a change in ownership resulting from our June 2000 acquisition of Andover.net. We also have California net operating loss carryforwards of approximately $76.4 million to offset future California taxable income, which expire at various dates through fiscal year 2018. We have not recognized any benefit from these net operating loss carry-forwards because a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability.

Liquidity and Capital Resources

	Year Ended July 31,
($ in Thousands)	2008	2007	2006
Net cash provided by (used in):
Continuing operations
Operating activities	$866	$4,213	$1,969
Investing activities	32,727	(12,620)	(2,775)
Financing activities	(138)	4,219	5,688
Effect of exchange rate changes on cash and cash equivalents	—	—	(16)
Discontinued operations	92	(2,208)	7,389
Net increase (decrease) in cash and cash equivalents	$33,547	$(6,396)	$12,255

Our principal sources of cash as of July 31, 2008 were our existing cash, cash equivalents, short-term and long-term investments of $52.7 million, which excludes restricted cash of $1.0 million (refer to financing activities below for discussion on restricted cash). Our net cash generated from continuing operations during the fiscal year ended July 31, 2008 was $0.9 million. We also generated cash from net sales of securities of $36.5 million during fiscal 2008 and through the collection of accounts receivable from discontinued operations in the amount of $0.09 million. These cash proceeds were offset by purchases of property and equipment of $3.8 million and repurchases of common stock of $0.2 million resulting in an overall increase in cash and investments of $33.5 million in fiscal 2008.

Cash and cash equivalents decreased by $6.4 million and we had net purchases of securities of $10.0 million during fiscal 2007, resulting in an overall increase in cash and investments of $3.6 million in fiscal 2007. This overall increase was primarily due to cash generated from continuing operations of $4.2 million and proceeds from the issuance of common stock upon the exercise of stock options of $4.2 million, offset in part by capitalized internally developed software of $1.8 million and purchases of property and equipment of $0.8 million and cash used in discontinued operations of $2.2 million.

Discontinued Operations

Cash flow from discontinued operations has been reported separately for operating, investing and financing activities in the Consolidated Statements of Cash Flows.

The absence of cash flows from discontinued operations in our ongoing operations is not expected to materially impact our future cash flow or liquidity due to the relatively modest amounts historically contributed by the discontinued operations.

Operating Activities

Net cash provided by operating activities of $0.9 million for fiscal 2008 was primarily due to loss from continuing operations of $4.3 million offset by non-cash stock-based compensation expense of $3.6 million, restructuring expenses of $2.2 million, depreciation and amortization expense of $1.5 million and loss on disposal of investment of $0.4 million as well as cash provided by accounts receivable of $0.7 million, prepaid expenses and other assets of $0.5 million and accounts payable of $0.4 million. This was partially offset by an increase in inventory of $1.0 million and decreases in accrued restructuring of $1.9 million and accrued and long-term liabilities of $1.4 million.

The cash provided by accounts receivable is primarily due to better collection efforts and increased revenue in our Online Media business and the cash provided by prepaid expenses is due to reduced accrued interest balances resulting from the change in our investment portfolio to treasury bills and also reflects the reclassification of prepaid sublease rental income to the restructuring reserve. The cash used for inventory is primarily due to increased inventory levels to support increases in our E-commerce revenue and for higher levels of those products with long-lead times. The change in accrued restructuring includes $0.6 million of non-cash increase related to the reclassification of excess of straight-line rent expense over the cash payments as well as cash payments on our former corporate headquarters located in Fremont, California. The cash used for accrued and long-term liabilities is due to lower accrued liability balances and also reflects the reclassification of $1.0 million of accrued rent expense to the restructuring reserve.

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

Net cash provided by operating activities of $2.0 million for fiscal 2006 was primarily due to income from continuing operations of $3.9 million, stock-based compensation of $0.4 million and depreciation and amortization of $0.4 million. This was partly offset by cash used for increases in accounts receivable of $0.5 million and inventory of $0.4 million and decreases in restructuring liabilities of $1.7 million and accounts payable of $0.4 million. The cash used for accounts receivable is primarily due to increased revenue in our Online Media business; increases in inventory were primarily the result of increased volume in our E-commerce segment and to a lesser extent purchases of long lead time inventory; increases in restructuring liabilities were due to cash payments on facilities included in the restructuring reserve; and increases in accounts payable were the result of reduced levels of accrued expenses.

We expect to utilize cash to fund investments in our business, working capital requirements for our business growth and to pay off our remaining lease obligations for our vacant Fremont, California facility.

Investing Activities

Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

Cash usage related to purchases of property and equipment in fiscal 2008 of $3.8 million was primarily due to software and equipment purchased for our new data center of $2.7 million and internally developed software of $0.7 million and to a lesser extent additional leasehold improvements for our new corporate facilities in Mountain View, California.

Cash usage related to purchases of property and equipment in fiscal 2007 of $2.6 million, was primarily due to internally developed software related to our SourceForge.net Marketplace platform of $1.8 million and to a lesser extent additional equipment purchases.

Cash usage related to purchases of property and equipment in fiscal 2006 was primarily related to additional equipment purchases.

Financing Activities

Our financing activities have primarily included cash proceeds from the sale of our common stock through employee benefit plans.

For the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006, respectively, exchange rate changes had an immaterial effect on cash and cash equivalents. We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on U.S.-based business.

As of July 31, 2008 and July 31, 2007, we had an outstanding letter of credit of approximately $1.0 million, related to the Fremont, California facility lease. The amount related to this letter of credit is recorded in the “Restricted cash” section of the consolidated balance sheet. The outstanding letter of credit will decline as the Company meets certain financial covenants.

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support the E-commerce business, market acceptance of our online products, the resources we devote to developing, marketing, selling and supporting our online products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects to continue to support our operations and related support systems and infrastructure, and for other general corporate activities and investments. We believe that our existing cash balances will be sufficient to fund our operations through fiscal 2009 under our current business strategy.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of July 31, 2008 (in thousands):

		Fiscal Years Ending July 31,
	Total	2009	2110 and 2011	2012 and 2013	Beyond Fiscal 2013
Gross Operating Lease Obligations	$9,697	$4,501	$4,464	$732	$—
Sublease Income	(2,034)	(1,096)	(938)	—	—
Net Operating Lease Obligations	7,663	3,405	3,526	732	—
Purchase Obligations	2,075	2,075	—	—	—
Total Obligations	$9,738	$5,480	$3,526	$732	$—

Sublease income represents our expectations of payments to be received from our subtenants. As of July 31, 2008, a portion of our excess facility is sublet through the remainder of its lease term.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective beginning the first quarter of fiscal 2009, which begins August 1, 2008. We do not believe that the adoption of SFAS 157 for financial assets and financial liabilities will have a material impact on our financial position or results of operations. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position when it is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 141(R) will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our financial position or results of operations.

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

As of July 31, 2008, we held approximately $10.2 million of auction-rate securities, included in long-term investments. Approximately 93% of these securities are backed by pools of student loans, of which 97% is guaranteed by the U.S. Department of Education. In October 2008 our investment manager, UBS, offered to repurchase our outstanding auction-rate securities at their par value of $10.8 million on June 30, 2010.

The following table presents the amounts of our cash equivalents, short-term investments and long-term investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of July 31, 2008. This table does not include treasury money market funds.

(In Thousands)	Maturing Within Three Months	Maturing Within Three Months to One Year	Maturing Greater Than One Year
As of July 31, 2008:
Cash equivalents	$16,946
Weighted-average interest rate	1.52%
Short-term investments		$549
Weighted-average interest rate		3.02%
Long-term investments			$10,249
Weighted-average interest rate			1.21%

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

We have audited the accompanying consolidated balance sheets of SourceForge, Inc. (the “Company”) as of July 31, 2008 and July 31, 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 31, 2008. We also have audited the Company’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the financial statement schedule listed in the Index at Item 15(a). The Company is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements and schedule include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statements and schedule presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SourceForge, Inc. as of July 31, 2008 and July 31, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SourceForge, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ Stonefield Josephson, Inc.

San Francisco, California
October 10, 2008

SOURCEFORGE, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Information)

	July 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,904	$8,357
Short-term investments	549	34,412
Accounts receivable, net of allowance of $52 and $76, respectively	4,413	5,309
Inventories	2,985	2,052
Prepaid expenses and other current assets	1,353	1,529
Current assets of discontinued operations	—	92
Total current assets	51,204	51,751
Property and equipment, net	4,800	2,640
Long-term investments	10,249	13,871
Restricted cash, non-current	1,000	1,000
Other assets	7,280	7,601
Total assets	$74,533	$76,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,783	$2,348
Accrued restructuring liabilities, current portion	2,788	1,781
Deferred revenue (including $0 and $14 related party deferred revenue, respectively)	585	733
Accrued liabilities and other	2,115	2,786
Total current liabilities	8,271	7,648
Accrued restructuring liabilities, net of current portion	2,444	3,267
Other long-term liabilities	166	854
Total liabilities	10,881	11,769
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; authorized – 250,000; issued – 69,508 and 69,160 shares, respectively; outstanding – 68,906 and 68,670 shares, respectively	69	69
Treasury stock	(193)	(4)
Additional paid-in capital	801,066	797,422
Accumulated other comprehensive loss	(597)	(26)
Accumulated deficit	(736,693)	(732,367)
Total stockholders’ equity	63,652	65,094
Total liabilities and stockholders’ equity	$74,533	$76,863

The accompanying notes are an integral part of these consolidated financial statements.

SOURCEFORGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Amounts)

	Year Ended July 31,
	2008	2007	2006
Net revenue:
Online Media revenue, including $890, $361 and $64 of related party revenue, respectively	$18,506	$17,496	$13,242
E-commerce revenue	36,820	28,103	20,416
Total net revenue	55,326	45,599	33,658
Cost of revenue:
Online Media cost of revenue	7,268	4,733	3,732
E-commerce cost of revenue	27,860	21,200	15,605
Total cost of revenue	35,128	25,933	19,337
Gross margin	20,198	19,666	14,321
Operating expenses:
Sales and marketing	8,346	6,108	4,426
Research and development	4,382	3,771	3,013
General and administrative	11,127	6,443	4,506
Restructuring costs	2,179	—	—
Total operating expenses	26,034	16,322	11,945
Income (loss) from operations	(5,836)	3,344	2,376
Interest income	2,250	2,898	1,784
Interest expense	(190)	(4)	(10)
Other income (expense), net	(422)	2	(135)
Income (loss) from continuing operations before income taxes	(4,198)	6,240	4,015
Provision for income taxes	128	285	92
Income (loss) from continuing operations	(4,326)	5,955	3,923
Discontinued operations:
Loss from operations, net of taxes	—	(2,801)	(2,278)
Gain on sale, net of taxes	—	5,574	9,317
Income from discontinued operations	—	2,773	7,039
Net income (loss)	$(4,326)	$8,728	$10,962
Income (loss) per share from continuing operations:
Basic	$(0.06)	$0.09	$0.06
Diluted	$(0.06)	$0.09	$0.06
Income per share from discontinued operations:
Basic	$—	$0.04	$0.11
Diluted	$—	$0.04	$0.11
Net income (loss) per share:
Basic	$(0.06)	$0.13	$0.18
Diluted	$(0.06)	$0.13	$0.17
Shares used in per share calculations:
Basic	67,469	66,254	62,328
Diluted	67,469	68,489	64,704

The accompanying notes are an integral part of these consolidated financial statements.

SOURCEFORGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2005	61,659	$62	$(4)	$783,895	$(231)	$(752,057)	$31,665
Issuance of common stock	2,848	3	—	5,696	—	—	5,699
Stock based compensation	—	—	—	740	—	—	740
Tax benefits associated with exercise of stock options	—	—	—	106	—	—	106
Net income	—	—	—	—	—	10,962	10,962
Foreign currency translation adjustment and unrealized gain or loss on marketable securities	—	—	—	—	206	—	206
Comprehensive income							11,168
Balance at July 31, 2006	64,507	65	(4)	790,437	(25)	(741,095)	49,378
Issuance of common stock	4,163	4	—	4,214	—	—	4,218
Stock based compensation	—	—	—	2,558	—	—	2,558
Tax benefits associated with exercise of stock options	—	—	—	213	—	—	213
Net income	—	—	—	—	—	8,728	8,728
Unrealized loss on marketable securities	—	—	—	—	(1)	—	(1)
Comprehensive income							8,727
Balance at July 31, 2007	68,670	69	(4)	797,422	(26)	(732,367)	65,094
Issuance of common stock	611	—	—	51	—	—	51
Repurchase of restricted stock	(375)	—	(189)	—	—	—	(189)
Stock based compensation	—	—	—	3,593	—	—	3,593
Net loss	—	—	—	—	—	(4,326)	(4,326)
Unrealized loss on marketable securities	—	—	—	—	(571)	—	(571)
Comprehensive loss							(4,897)
Balance at July 31, 2008	68,906	$69	$(193)	$801,066	$(597)	$(736,693)	$63,652

The accompanying notes are an integral part of these consolidated financial statements.

SOURCEFORGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended July 31,
	2008	2007	2006
Cash flows from operating activities from continuing operations:
Net income (loss)	$(4,326)	$8,728	$10,962
Income from discontinued operations	—	2,773	7,039
Income (loss) from continuing operations	(4,326)	5,955	3,923
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,481	574	423
Stock-based compensation expense	3,593	1,443	435
Tax benefit from employee option plan	—	213	106
Provision for bad debts	154	27	138
Provision for excess and obsolete inventory	43	(33)	58
Loss on sale of assets	8	42	125
Loss on sale of investments	413	—	—
Non-cash restructuring expense	2,179	—	—
Changes in assets and liabilities, net of dispositions:
Accounts receivable	742	(2,493)	(514)
Inventories	(976)	(928)	(399)
Prepaid expenses and other assets	497	(679)	(44)
Accounts payable	435	1,252	(393)
Accrued restructuring liabilities	(1,870)	(1,640)	(1,749)
Deferred revenue	(148)	440	10
Accrued liabilities and other	(671)	300	7
Other long-term liabilities	(688)	(260)	(157)
Net cash provided by operating activities from continuing operations	866	4,213	1,969
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(3,774)	(2,626)	(506)
Purchase of marketable securities	(40,885)	(81,331)	(55,307)
Sale of marketable securities	77,386	71,337	53,040
Other, net	—	—	(2)
Net cash provided by (used in) investing activities from continuing operations	32,727	(12,620)	(2,775)
Cash flows from financing activities from continuing operations:
Payments on notes payable	—	—	(11)
Proceeds from issuance of common stock, net	51	4,219	5,699
Repurchase of common stock	(189)	—	—
Net cash provided by (used in) financing activities from continuing operations	(138)	4,219	5,688
Effect of exchange rate changes on cash and cash equivalents	—	—	(16)
Cash flows from discontinued operations:
Net cash used in operating activities	92	(1,550)	(1,643)
Net cash provided by (used in) investing activities	—	(658)	64
Proceeds from sale of Online Images business, net	—	—	8,968
Net cash provided by (used in) discontinued operations	92	(2,208)	7,389
Net increase (decrease) in cash and cash equivalents	33,547	(6,396)	12,255
Cash and cash equivalents, beginning of year	8,357	14,753	2,498
Cash and cash equivalents, end of year	$41,904	$8,357	$14,753

The accompanying notes are an integral part of these consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations of the Company

Overview

SourceForge, Inc. (“SourceForge” or the “Company”) is a leading a provider of web properties that serve as platforms for the creation, review, hosting and distribution of online peer-produced content. The Company also sells technology-themed retail products.

SourceForge’s audience of technology professionals and enthusiasts relies on its web properties — SourceForge.net, Slashdot.org, Linux.com and freshmeat.net — to create, improve, compare and distribute Open Source software, and to debate and discuss current issues facing, and innovation in, the technology marketplace. The Company’s ThinkGeek, Inc. E-commerce subsidiary, sells technology-themed retail products to this audience and others.

SourceForge was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue its Online Media, E-commerce, Software and Online Images businesses. In December 2005, the Company sold its Online Images business to Jupitermedia Corporation (“Jupitermedia”) and in April 2007, the Company sold its Software business to CollabNet, Inc. (“CollabNet”). In May 2007 the Company changed its name to SourceForge, Inc. and merged with and into its wholly-owned subsidiary, OSTG, Inc.

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

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Online Media revenue for the years ended July 31, 2008, July 2007 and July 2006 includes related party revenue of $0.9 million $0.4 and $0.1 million, respectively, from CollabNet and VA Linux Japan.

Foreign Currency Translation

The Company has liquidated all of its wholly-owned foreign subsidiaries other than SourceForge Europe, which is located in Belgium. The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency. For the periods presented, no revenue or expenses resulted from the foreign entity. At July 31, 2008 the Company has a foreign cash balance of $0.02 million. Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity. As of July 31, 2008, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and its online web properties and with respect to international Online Media sales, through representatives in the United Kingdom, Europe and Australia. Revenue for each of the years ended July 31, 2008, July 31, 2007 and July 31, 2006 were primarily generated from sales to customers in the United States.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

The Company accounts for its investments under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. Investments in related party companies are included in “Other Assets” in the Consolidated Balance Sheets. All investments are classified as available-for-sale and are reported at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other comprehensive gain/(loss) in stockholders’ equity. The fair value of the Company’s available-for-sale securities are based on quoted market prices or other methodologies for those investments with no quoted market prices at the balance sheet dates.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Cash, cash equivalents and investments consist of the following (in thousands):

	July 31, 2008			July 31, 2007
	Adjusted Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value	Adjusted Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,022	$—	$3,022	$3,799	$—	$3,799
Money market funds	21,936	—	21,936	1,736	—	1,736
Government securities	16,945	1	16,946	—	—	—
Corporate securities	—	—	—	2,822	—	2,822
Total cash and cash equivalents	$41,903	$1	$41,904	$8,357	$—	$8,357
Short-term investments:
Government securities	$—	$—	$—	$9,394	$—	$9,394
Corporate securities	560	(11)	549	10,961	(11)	10,950
Asset backed securities	—	—	—	7,535	(1)	7,534
Money market securities	—	—	—	6,534	—	6,534
Total short-term investments	$560	$(11)	$549	$34,424	$(12)	$34,412
Long-term investments:
Corporate securities	$—	$—	$—	$7,107	(34)	$7,073
Government securities	10,850	(601)	10,249	3,001	(1)	3,000
Asset backed securities	—	—	—	3,789	9	3,798
Total long-term investments	$10,850	$(601)	$10,249	$13,897	$(26)	$13,871

At July 31, 2008, the Company has auction rate securities with an adjusted cost of $10.8 million. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all auction rate securities in the Company’s portfolio, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. As of July 31, 2008, these securities were all AAA rated by at least one of the major credit rating agencies and the Company has collected all interest payable on these auction rate securities when due. The principal associated with these auction rate securities will not be accessible until successful auctions occur, a buyer is found outside of the auction process, issuers establish different forms of financing to replace these securities, issuers elect to repay principal prior to final maturity, or final payments come due according to contractual maturities ranging from 20 to 37 years. In October 2008, the Company’s money manager offered to repurchase these securities at par value on June 30, 2010. As of July 31, 2008, the fair value of these auction rate securities was $10.2 million and accordingly, an unrealized loss of $0.6 million is reflected in other comprehensive loss. The fair value of the auction rate securities is included in long-term investments.

The contractual maturities of debt securities classified as available-for-sale at July 31, 2008 are as follows (in thousands):

July 31, 2008
Maturing 90 days or less from purchase	$—
Maturing between 90 days and one year from purchase	—
Maturing more than one year from purchase	10,798
Total available-for-sale debt securities	$10,798

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Restricted Cash

The Company had an outstanding letter of credit of $1.0 million at July 31, 2008 and 2007, which is used to collateralize its former headquarters building lease in Fremont, California. The Company has a restricted cash balance with its bank to support this letter of credit.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term. Property and equipment consist of the following (in thousands):

	July 31, 2008	July 31, 2007
Computer and office equipment (useful lives of 2 to 3 years)	$5,068	$2,868
Furniture and fixtures (useful lives of 2 to 4 years)	87	497
Leasehold improvements (useful lives of lesser of estimated life or lease term)	53	281
Software (useful lives of 2 to 5 years)	2,662	1,980
Total property and equipment	7,870	5,626
Less: Accumulated depreciation and amortization	(3,070)	(2,986)
Property and equipment, net	$4,800	$2,640

Depreciation and amortization expense for the years ended July 31, 2008, July 31, 2007, and July 31, 2006 was $1.5 million, $0.6 million, and $0.4 million, respectively.

Intangible Assets

Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization was insignificant during fiscal 2008, 2007 and 2006. The intangible asset at July 31, 2008 relates to domain and trade names associated with our current Online Media business. This balance has been included in “Other Assets” in the Consolidated Balance Sheets. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable. No events or circumstances occurred during fiscal year 2008 that would indicate a possible impairment in the carrying value of intangible assets at July 31, 2008.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	As of July 31, 2008		As of July 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Domain and trade names	$5,933	$(5,933)	$5,933	$(5,931)
Purchased technology	2,534	(2,534)	2,534	(2,534)
Total intangible assets	$8,467	$(8,467)	$8,467	$(8,465)

Impairment of Long-Lived Assets

As of July 31, 2008, the Company held investments in CollabNet and VA Linux Japan. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining value of these investment may be impaired. There is no quoted price for these investments; accordingly, fair value was estimated by management based on the estimated fair value of the underlying net assets or an annual appraisal performed by an independent valuation firm. Based on the valuations performed during the years ended July 31, 2008, July 31, 2007 and July 31, 2006, there were no impairments of the investments.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” for revenue recognition as follows:

Online Media Revenue

Online Media revenue is derived primarily from sales of advertising space on the Company’s various web sites, as well as sponsorship-related arrangements and contextually-relevant advertising associated with advertising on these web sites. The Company recognizes Online Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by users of the Company’s online services). To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered. Traffic to the Company’s Online Media web sites is seasonal, with relatively lower levels of traffic experienced during the summer months of the northern hemisphere.

E-commerce Revenue

E-commerce revenue is derived from the online sale of consumer goods. The Company recognizes E-commerce revenue from the sale of consumer goods in accordance with SAB No. 104, “Revenue Recognition.” Under SAB No. 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. The Company generally recognizes E-commerce revenue when the goods are shipped and title transfers to the customer. The Company grants customers a limited right to return E-commerce products. Such returns are recorded as incurred and have been immaterial for the periods presented.

Advertising Expenses

The Company expenses advertising costs as incurred. Total advertising expenses for continuing operations were $1.5 million, $1.0 million and $0.5 million for fiscal years ending July 31, 2008, July 31, 2007 and July 31, 2006, respectively.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation using the provisions of SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

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

During the years ended July 31, 2008 and July 2007, the Company capitalized $0.7 million and $1.8 million, respectively, of internal use software costs. No costs were capitalized prior to the July 31, 2006.

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

Computation of per Share Amounts

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards. For the fiscal year ended July 31, 2008, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities are antidilutive.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by entities be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended July 31,
	2008	2007	2006
Income (loss) from continuing operations	$(4,326)	$5,955	$3,923
Income from discontinued operations	—	2,773	7,039
Net income (loss)	$(4,326)	$8,728	$10,962
Weighted average shares – basic	67,469	66,254	62,328
Effect of dilutive potential common shares	—	2,235	2,376
Weighted average shares – diluted	67,469	68,489	64,704
Income (loss) per share from continuing operations:
Basic	$(0.06)	$0.09	$0.06
Diluted	$(0.06)	$0.09	$0.06
Income per share from discontinued operations:
Basic	$—	$0.04	$0.11
Diluted	$—	$0.04	$0.11
Net income (loss) per share:
Basic	$(0.06)	$0.13	$0.18
Diluted	$(0.06)	$0.13	$0.17

The following potential common shares have been excluded from the calculation of diluted net income (loss) per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended July 31,
	2008	2007	2006
Anti-dilutive securities:
Options to purchase common stock	5,469	3,191	3,917
Unvested restricted stock purchase rights	663	—	—
Warrants	—	—	731
Total	6,132	3,191	4,648

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

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The adoption of FIN 48 did not result in any adjustment in the liability for unrecognized income tax benefits. As of July 31, 2008 and August 1, 2007, the Company reduced its unrecognized tax benefits by $0.6 million and $0.6 million, respectively. Since a full valuation allowance was provided for these unrecognized tax benefits, there was no impact on retained earnings as of August 1, 2007.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of the adoption date and July 31, 2008, it was not necessary to accrue interest and penalties related to uncertain tax positions. For unrecognized tax benefits that exist at July 31, 2008, the Company does not anticipate any significant changes within the next twelve months. The Company is not currently under federal, state or foreign income tax examination.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective beginning the first quarter of fiscal 2009, which begins August 1, 2008. The Company does not believe that the adoption of SFAS 157 for financial assets and financial liabilities will have a material impact on its financial position or results of operations. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position when it is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 141(R) will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Supplier Concentration

While no supplier concentration exists in the Company’s Online Media or E-commerce businesses, the Company’s E-commerce business relies on manufacturers located outside of the United States, most of which are located in Asia (primarily China), to supply and deliver products in a timely manner. The Company’s E-commerce business’s ability to receive inbound inventory and ship completed orders to its customers is substantially dependent on a single third-party contract fulfillment and warehouse provider.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. As of July 31, 2008, long-term investments include $10.2 million of auction rate securities which have failed to provide liquidity. See Note 2 — Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. As of July 31, 2008, no customer accounted for more than 10% of gross accounts receivable. As of July 31, 2007 one advertising agency accounted for 20.7% of gross accounts receivables.

For the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006 no one customer represented more than 10% of net revenue. Going forward, the Company does not anticipate that any one customer will represent more than 10% of annual net revenue.

3. Restructuring Costs

In October 2007 the Company relocated its corporate headquarters to Mountain View, California and recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California. In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, the Company exited its hardware systems and hardware-related software engineering and professional services businesses, as well as a sublease agreement and reduced its general and administrative overhead costs. The restructuring liability of $5.2 million as of July 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent. This accrual is subject to change should actual circumstances change. The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Restructuring Costs  – (continued)

Below is a summary of the restructuring charges (in thousands):

	Year Ended July 31,
	2008	2007(1)	2006
Cash provision:
Facilities charges	$2,057	$581	$—
Non-cash:
Write-off of equipment and leasehold improvements	122	—	—
	$2,179	$581	$—

(1)	Included in discontinued operations.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period
For the year ended:
July 31, 2006	$7,855	$—	$(1,748)	$—	$6,107
July 31, 2007	$6,107	$581	$(1,640)	$—	$5,048
July 31, 2008	$5,048	$2,179	$(2,585)	$590	$5,232

Components of the total accrued restructuring liability are as follows (in thousands):

	Short Term	Long Term	Total Liability
As of July 31, 2006	$1,592	$4,515	$6,107
As of July 31, 2007	$1,781	$3,267	$5,048
As of July 31, 2008	$2,788	$2,444	$5,232

The Company’s restructuring liability is comprised of non-cancelable operating lease payments, net of sublease income, of $2.9 million and $2.4 million for the years ending July 31, 2009 and July 31, 2010, respectively.

4. Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through fiscal year 2013. Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of July 31, 2008 are as follows (in thousands):

	Gross Operating Leases	Sublease Income	Net Operating Leases	Included in Restructuring Liability
2009	$4,501	$1,096	$3,405	$1,782
2010	3,844	938	2,906	1,485
2011	620	—	620	—
2012	627	—	627	—
2013	105	—	105	—
Total minimum lease obligations	$9,697	$2,034	$7,663	$3,267

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Commitments and Contingencies  – (continued)

Gross rent expense for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 was approximately $1.4 million, $2.5 million and $2.6 million, respectively. This rent expense was offset by sublease income of $0.4 million, $1.5 million and $1.6 million for the years ended July 31, 2008, July 31, 2007 and July 31, 2006, respectively. No rent expense was recorded for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 as a result of idle facilities charges. The idle facilities charge for the year ended July 31, 2007 has been included in discontinued operations in the consolidated statements of operations.

5. Litigation

In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company’s initial public offering (“IPO”) were named as defendants in a shareholder lawsuit in the United States District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242. Plaintiffs seek unspecified damages on behalf of a purported class action on behalf of purchasers of the Company’s common stock from the time of the Company’s initial public offering in December 1999 through December 2000.

Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s former officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases, which included the Company’s case, that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs subsequently filed an amended complaint and filed a motion for class certification based on their amended allegations. The Company’s motion to dismiss the amended complaint was denied. Defendants have opposed the pending class certification motion. It is uncertain whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the action vigorously.

On October 4, 2007, a purported SourceForge shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Litigation  – (continued)

On November 9, 2001, a former employee of the Company, who had worked as a sales person in the Company’s former hardware business, filed a complaint captioned Okerman v. VA Linux Systems, Inc. & Larry Augustin, Civil No. 01-01825 (Norfolk Superior Court), in the Commonwealth of Massachusetts. The parties have agreed on a resolution to this matter and during the year ended July 31, 2008, the Company recorded an expense related to this resolution of $0.4 million.

In September 2007, Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France. The action asserted statutory claims under the French Intellectual Property Code seeking monetary damages and injunctive relief. On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction. Plaintiff filed its reply brief on June 18, 2008, and the Court heard oral argument from the parties on September 23, 2008. The Company believes that it has meritorious defenses to the action and intends to defend itself vigorously.

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

6. Guarantees and Indemnifications

The following is a summary of the agreements that the Company has determined are within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2008.

In conjunction with the sale of its Software business to CollabNet, the Company agreed to indemnify CollabNet for damages arising from any misrepresentation of representations and warranties, the breach of a covenant or agreement or the failure by the Company to assume certain liabilities excluded from the sale of the business. The indemnification expired on April 24, 2008, except for breaches of the non-competition covenant which expires in October 2009 or certain claims for fraud. The maximum amount of the indemnification for breach of the non-competition covenant is equal to the 11,733,777 shares of CollabNet Series C-1 preferred stock owned by the Company. The Company believes that it has complied with all of those items for which it has agreed to indemnify CollabNet, and the Company has not been subject to any claims or suffered any losses. CollabNet has not made any claims pursuant to the Company’s indemnification obligations. Accordingly, the Company has no liabilities recorded for this indemnification as of July 31, 2008.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Guarantees and Indemnifications  – (continued)

related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2008.

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

8. Common Stock

Stock Option Plans

In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.” In conjunction with the adoption of the 2007 Plan, no further awards can be made under the Equity Plans and 9,072,130 and 466,668 shares which were previously authorized under the 1998 Plan and the Directors’ Plan, respectively, were cancelled. The Equity Plans will continue to govern awards previously granted under each respective plan. There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled. At July 31, 2008, a total of 5,537,878 shares of common stock were available for issuance under the 2007 Plan. The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

As of July 31, 2008, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans	4,853,356
1999 Director Option Plan	673,334
2007 Equity Plan	4,957,878
10,484,568

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Common Stock  – (continued)

Restricted Stock Purchase Rights

The following table summarizes restricted stock activities from July 31, 2006 through July 31, 2008:

	Number Outstanding	Weighted- Average Grant Date Fair Value (per Share)
Nonvested restricted stock at July 31, 2006	—
Granted	1,507,500	$3.90
Vested	(25,000)	$3.78
Forefeited	(165,000)	$3.77
Nonvested restricted stock at July 31, 2007	1,317,500	$3.92
Granted	580,000	$1.58
Vested	(350,420)	$3.82
Forefeited	(262,500)	$3.86
Nonvested restricted stock at July 31, 2008	1,284,580	$2.91

The following table summarizes option and restricted stock activities from July 31, 2005 through July 31, 2008:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2005	11,508,412	—	11,226,046	$3.11
Granted	(1,902,000)	—	1,902,000	$3.68
Exercised	—	—	(2,847,520)	$2.00
Cancelled	1,317,974	—	(1,327,111)	$3.28
Balance at July 31, 2006	10,924,386	—	8,953,415	$3.56
Granted	(2,661,475)	1,507,500	1,153,975	$4.21
Exercised	—		(2,820,406)	$1.50
Restricted stock released	—	(25,000)	—	$—
Restricted stock repurchased	165,000	(165,000)	—	$—
Cancelled	703,989	—	(716,738)	$6.26
Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26	6.07	$4,131
Authorized	5,250,000
Granted	(2,465,480)	580,000	1,305,480	$2.03
Exercised	—	—	(31,280)	$1.65
Restricted stock released	—	(350,420)	—	$—
Restricted stock repurchased	525,000	(262,500)	—	$—
Cancelled	(8,164,048)	—	(1,637,250)	$4.12
Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85	5.48	$62
Exercisable at July 31, 2008			4,136,116	$4.38	3.73	$62

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Common Stock  – (continued)

Restricted stock outstanding is included in common stock outstanding. The total intrinsic value of options exercised was negligible during the year ended July 31, 2008 and $8.6 million and $5.5 million during the years ended July 31, 2007 and July 31, 2006, respectively. The Company issues new shares upon the exercise of options. During the years ended July 31, 2007 and July 31, 2006, the Company realized tax benefits of $0.2 million and $0.1 million, respectively, from exercised options. For the year ended July 31, 2008 no tax benefit was realized from exercised options.

The options outstanding and currently exercisable by exercise price at July 31, 2008 were as follows (in thousands, except years and per-share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.23 – $1.39	381	2.72	$1.23	361	$1.22
$1.39 – $1.76	636	9.44	1.50	60	1.58
$1.76 – $2.44	507	7.34	1.95	363	1.92
$2.44 – $2.45	726	2.81	2.45	692	2.45
$2.52 – $2.64	622	8.92	2.56	70	2.52
$2.68 – $2.98	645	3.09	2.93	642	2.93
$3.00 – $3.67	626	1.92	3.06	616	3.05
$3.70 – $4.03	640	7.89	3.94	310	3.94
$4.07 – $4.86	704	8.09	4.26	367	4.28
$4.90 – $64.12	720	2.44	12.22	655	12.93
$0.23 – $64.12	6,207	5.48	$3.85	4,136	$4.38

The total intrinsic value of stock options outstanding and stock options exercisable as of July 31, 2008 was $0.1 million and $0.1 million, respectively. The aggregate intrinsic value in the above table is calculated as the excess of the July 31, 2008 closing price of our stock of $1.39 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The weighted-average remaining contractual life of options exercisable as of July 31, 2008 was 3.73 years. The total number of in-the-money options exercisable as of July 31, 2008 was 0.4 million.

The total fair value of options vested during the year ended July 31, 2008 was insignificant and was $0.3 million, and $0.9 million, during the years ended July 31, 2007 and July 31, 2006, respectively. As of July 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $4.4 million which is expected to be recognized over a weighted-average term of three years.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Common Stock  – (continued)

Valuation and Expense Information Under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R) which was allocated as follows (in thousands):

	Year Ended July 31,
	2008	2007	2006
Online Media cost of revenue	$190	$76	$16
E-commerce cost of revenue	59	25	9
Included in cost of revenue	249	101	25
Sales and marketing	474	236	32
Research and development	204	113	22
General and administrative	2,666	993	356
Included in operating expenses	3,344	1,342	410
Discontinued operations	—	434	305
Total share-based compensation expense	$3,593	$1,877	$740

In conjunction with the resignation of the Company’s former Chief Executive Officer in June 2008, the Company extended the exercise period for the former CEO’s options to purchase 1.8 million shares of the Company’s common stock by 12 months (following the completion of the former CEO’s consulting agreement) and accelerated vesting of his restricted stock purchase rights for 0.3 million shares. As a result of these modifications the Company recorded additional stock-based compensation of $1 million during the year ended July 31, 2008.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model. The expected life for the year ended July 31, 2008 was based on historical settlement patterns. For the years ended July 31, 2007 and July 31, 2006, the simplified method for determining the expected term of options granted as allowed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 was used. Expected volatility was based on historical implied volatility in the Company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the weighted-average assumptions for stock options granted:

	Year Ended July 31,
	2008	2007	2006
Expected life (years)	4.45	6.13	6.5
Risk-free interest rate	3.6%	4.8%	4.9%
Volatility	60%	71%	83%
Dividend yield	None	None	None
Weighted-average fair value at grant date	1.04	2.84	2.74

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

Income (loss) from continuing operations before income taxes consists of the following components (in thousands):

	Year Ended July 31,
($ in Thousands)	2008	2007	2006
United States	$(4,198)	$6,240	$1,934
Foreign	—	—	2,081
	$(4,198)	$6,240	$4,015

The components of the provision for income taxes from continuing operations for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 are as follows (in thousands):

	Year Ended July 31,
($ in Thousands)	2008	2007	2006
Current:
Federal	$(24)	$137	$43
State	152	148	52
Foreign	—	—	(3)
	$128	$285	$92

During the years ended July 31, 2008, July 31, 2007 and July 31, 2006, the Company paid income taxes of $0.1 million, $0.2 million and $0.02 million, respectively.

A summary of total tax expense, by classification, included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended July 31,
($ in Thousands)	2008	2007	2006
Continuing operations	$128	$285	$92
Discontinued operations	—	74	197
	$128	$359	$289

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended July 31,
($ in Thousands)	2008	2007
Deferred tax assets:
Accruals and reserves	$5,331	$5,768
Net operating loss carryforwards	90,836	90,230
Research and development credit carryforward	2,627	2,559
Gross deferred tax asset	98,794	98,557
Valuation allowance	(98,794)	(98,557)
Net deferred tax asset	$—	$—

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Year Ended July 31,
	2008	2007	2006
Tax at Federal statutory rate	34.0%	34.0%	34.0%
State, net of Federal benefit	(2.3)%	1.2%	0.8%
Meals and entertainment	0.0%	0.5%	3.0%
Stock compensation	(5.2)%	3.6%	16.4%
Fines and penalties	0.0%	0.0%	0.1%
Foreign income exclusion	0.0%	0.0%	(51.9)%
Research and development credit	0.0%	(1.2)%	(1.5)%
Change in valuation allowance	(29.5)%	(35.0)%	(0.9)%
Provision for taxes	(3.0)%	3.1%	0.0%

Included in the July 31, 2008 valuation allowance is approximately $30.5 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes.

At July 31, 2008, management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

As of July 31, 2008, the Company has approximately $254.0 million of federal net operating losses available to offset future federal taxable income, which expire at various dates through fiscal year 2028. This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of Andover.net in fiscal 2000. The deferred tax assets related to this of approximately $5.6 million as of June 7, 2000, may be used to reduce the tax provision if and when realized. Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in the Company’s ownership which occurred between 1996 and 1999, and a change in ownership resulting from the Company’s June 2000 acquisition of Andover.net. The Company also has California net operating loss carryforwards of approximately $76.4 million to offset future California taxable income, which expire at various dates through fiscal year 2018. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.

The Company adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on August 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, a $0.6 million increase in the liability for unrecognized tax benefits, with a corresponding decrease in valuation allowance, was recognized. The adoption of SFAS 48 did not require an adjustment to retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at August 1, 2007	$638
Gross increases to current period tax positions	9
Unrecognized tax benefits at July 31, 2008	$647

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of its income tax expense. During the year ended July 31, 2008,

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

no interest or penalties were recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There are no unrecognized tax benefits that would affect the actual tax rate at July 31, 2008.

10. Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services. The Company has two operating segments: Online Media and E-commerce.

The Company’s Online Media segment consists of a network of Internet web sites serving technology professionals and enthusiasts and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to technology professionals and enthusiasts and other consumers. The Company’s network of web sites that comprise the Online Media segment include: SourceForge.net, Slashdot.org, freshmeat.net and Linux.com. Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other.”

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

(In Thousands)	Online Media	E-commerce	Other	Eliminations	Total Company
Year Ended July 31, 2008
Revenue from external customers	$18,506	$36,820	$—	$—	$55,326
Revenue from intersegments	$—	$—	$—	$—	$—
Cost of revenue	$7,268	$27,860	$—	$—	$35,128
Gross margin	$11,238	$8,960	$—	$—	$20,198
Operating income (loss)	$(7,210)	$3,553	$(2,179)	$—	$(5,836)
Depreciation expense	$1,406	$75	$—	$—	$1,481
Year Ended July 31, 2007
Revenue from external customers	$17,496	$28,103	$—	$—	$45,599
Revenue from intersegments	$211	$—	$—	$(211)	$—
Cost of revenue	$4,733	$21,200	$—	$—	$25,933
Gross margin	$12,974	$6,903	$—	$(211)	$19,666
Operating income	$177	$3,336	$—	$(169)	$3,344
Depreciation expense	$381	$18	$—	$—	$399
Year Ended July 31, 2006
Revenue from external customers	$13,242	$20,416	$—	$—	$33,658
Revenue from intersegments	$60	$—	$—	$(60)	$—
Cost of revenue	$3,732	$15,605	$—	$—	$19,337
Gross margin	$9,570	$4,811	$—	$(60)	$14,321
Operating income	$360	$1,999	$17	$—	$2,376
Depreciation expense	$218	$14	$—	$—	$232

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Segment and Geographic Information  – (continued)

During the time period covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites and with respect to international Online Media sales, through representatives based in the United Kingdom, Europe and Australia. Revenue for each of the fiscal years ended July 31, 2008, July 31, 2007 and July 31, 2006 were primarily generated from customers in the United States of America.

11. Discontinued Operations

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

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Discontinued Operations  – (continued)

Income from discontinued operations consists of direct revenue and direct expenses of the Software and Online Images businesses, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the discontinued operations in the accompanying condensed consolidated statements of income is as follows (in thousands):

	Year Ended July 31,
	2007	2006
Revenue:
Software	$5,236	$9,974
Online Images	—	914
Revenue	$5,236	$10,888
Loss from operations:
Software	$(2,875)	$(2,699)
Online Images	—	340
Loss from operations before income taxes	(2,875)	(2,359)
Income taxes	(74)	(81)
Loss from operations, net of income taxes	$(2,801)	$(2,278)
Gain from sale of assets:
Software	$5,722	$—
Online Images	—	9,595
Gain from sale of assets before income taxes	5,722	9,595
Income taxes	148	278
Gain from sale, net of income taxes	$5,574	$9,317

SOURCEFORGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Financial Data

	For the Three Months Ended
(In Thousands)	October 31	January 31	April 30	July 31
Fiscal Year 2008
Net revenue	$10,302	$21,898	$11,786	$11,340
Gross margin	4,549	7,048	4,452	4,149
Operating income (loss)	(1,765)	1,733	(683)	(5,121)
Income (loss) from continuing operations	(1,070)	2,165	(439)	(4,982)
Net income (loss):	$(1,070)	$2,165	$(439)	$(4,982)
Income (loss) per share from continuing operations:
Basic	$(0.02)	$0.03	$(0.01)	$(0.07)
Diluted	$(0.02)	$0.03	$(0.01)	$(0.07)
Net income (loss) per share:
Basic	$(0.02)	$0.03	$(0.01)	$(0.07)
Diluted	$(0.02)	$0.03	$(0.01)	$(0.07)
Fiscal Year 2007
Net revenue	$8,164	$17,104	$10,252	$10,079
Gross margin	3,517	6,310	4,887	4,952
Operating income (loss)	(11)	2,253	1,096	6
Income from continuing operations	669	2,817	1,761	708
Net income (loss):	$(140)	$1,776	$6,491	$601
Income per share from continuing operations:
Basic	$0.01	$0.04	$0.03	$0.01
Diluted	$0.01	$0.04	$0.03	$0.01
Net income (loss) per share:
Basic	$—	$0.03	$0.10	$0.01
Diluted	$—	$0.03	$0.09	$0.01

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2008. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of July 31, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fourth quarter ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008 based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management has concluded that, as of July 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees And Executive Officers” in the Company’s 2008 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 3, 2008.

Code of Ethics

In addition to the Company’s Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers. The Company has posted the text of its Code of Ethics for Principal Executive and Senior Financial Officers on its Internet web site at:

http://media.corporate-ir.net/media_files/irol/82/82629/corpgov/execFinancial_Officer_Code.pdf

We will post on this section of our website any amendment to our Code of Ethics for Principal Executive and Senior Financial Officers that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market.

Item 11. Executive Compensation

The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2008 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 3, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2008 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 3, 2008.

The following table summarizes our equity compensation plans as of July 31, 2008, all of which have been approved by our stockholders:

Plan Category	A Number of Securities to Be Issued Upon Exercise of Outstanding Options(1)		B Weighted Average Exercise Price of Outstanding Options	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	6,137,585	(2)	$3.85	4,277,372

(1)	The table does not include information for equity compensation plans assumed by the Company in acquisitions. As of July 31, 2008, a total of 69,611 shares of the Company’s common stock remain issuable and outstanding upon exercise of options granted under a plan assumed by the Company in its acquisition of OSTG. The weighted average exercise price of all outstanding options granted under this plan at July 31, 2008 is $39.19. The Company does not grant additional awards under this assumed plan.
(2)	Includes 680,506 options outstanding under the Company’s 2007 Equity Plan, 4,783,745 options outstanding under the Company’s 1998 Stock Plan and 673,334 options outstanding under the Company’s 1999 Director’s Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2008 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 3, 2008.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2008 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on December 3, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:
(1)	All Financial Statements:

See the Consolidated Financial Statements and notes thereto in Item 8 above.

(2)	Schedule II — Valuation and Qualifying Accounts are filed as part of this Form 10-K.
(3)	Exhibits:

See the Exhibit Index.

(b)	Exhibits: We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page to this Form 10-K.
(c)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCEFORGE, INC.
Date: October 13, 2008	By: /s/ Robert M. Neumeister, Jr. Robert M. Neumeister, Jr. Interim Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert M. Neumeister, Jr. and Patricia S. Morris, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert M. Neumeister, Jr. Robert M. Neumeister, Jr.	Interim Chief Executive Officer, President (Principle Executive Officer) and Chairman of the Board of Directors	October 13, 2008
/s/ Patricia S. Morris Patricia S. Morris	Senior Vice President and Chief Financial Officer (Principle Accounting Officer)	October 13, 2008
/s/ Andrew Anker Andrew Anker	Director	October 13, 2008
/s/ Ram Gupta Ram Gupta	Director	October 13, 2008
/s/ Scott E. Howe Scott E. Howe	Director	October 13, 2008
/s/ Suzanne M. Present Suzanne M. Present	Director	October 13, 2008
/s/ Carl Redfield Carl Redfield	Director	October 13, 2008
/s/ David B. Wright David B. Wright	Director	October 13, 2008

SOURCEFORGE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Year Ended July 31, 2006
Allowance for doubtful accounts	$100	84	62	$122
Allowance for excess and obsolete inventory	$59	40	3	$96
Year Ended July 31, 2007
Allowance for doubtful accounts	$122	7	53	$76
Allowance for excess and obsolete inventory	$96	(38)	1	$57
Year Ended July 31, 2008
Allowance for doubtful accounts	$76	154	178	$52
Allowance for excess and obsolete inventory	$57	44	1	$100

EXHIBIT INDEX

Exhibit Number	Description
2.1(7)	Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(9)	Bylaws of the Registrant
3.3(10)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.4(11)	Certificate of Ownership and Merger of OSTG, Inc. with and into VA Software Corporation, dated May 22, 2007
4.1(1)	Specimen Common Stock Certificate
10.1(1)‡	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)‡	1998 Stock Plan and forms of agreement thereunder
10.3(1)‡	1999 Employee Stock Purchase Plan
10.4(1)‡	1999 Director Option Plan
10.5†(2)	Master Lease Agreement between Registrant and Renco Investment Company
10.6(3)	Consent of Linus Torvalds
10.7(4)	Sublease between the Registrant and @Road, Inc., dated June 9, 2004
10.8(5)	Consent to Sublease Agreement between the Registrant, @Road, Inc. and Renco Investment Company, dated June 9, 2004
10.9(6)	Asset Purchase Agreement dated December 23, 2005 by and between JupiterImages Corporation, the Registrant, and Animation Factory, Inc.
10.10(8)	Separation Agreement and Release by and between Darryll E. Dewan and VA Software Corporation, dated May 4, 2007
10.11(11)	Mountain View City Center Net Office Lease by and between the Registrant and Eagle Square Partners dated July 14, 2007
10.12(12)‡	Fiscal Year 2008 Named Executive Officer Bonus Policy and Plan
10.13(13)‡	Separation Agreement and Release by and between Richard J. Marino, Jr. and the Registrant, dated October 4, 2007
10.14(14)‡	2007 Equity Incentive Plan
10.15(15)‡	2007 Equity Incentive Plan Award Agreements
10.16(16)‡	Separation Agreement and Release by and between Ali Jenab and the Registrant dated June 9, 2008
10.17(17)‡	Consulting Agreement by and between Ali Jenab and the Registrant dated as of June 9, 2008
10.18(18)‡	Offer Letter dated July 8, 2008 by and between the Registrant and Robert M. Neumeister, Jr.
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit of Registrant’s form S-1 and the amendment thereto (Commission registration no. 333-88687).
(2)	Incorporated by reference from Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).
(3)	Incorporated by reference from Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).
(4)	Incorporated by reference from Exhibit 10.42 of Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).
(5)	Incorporated by reference from Exhibit 10.43 of Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).
(6)	Incorporated by reference from Exhibit 2.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2006 filed on April 10, 2006 (Commission file number 000-28369).
(7)	Incorporated by reference from Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on April 25, 2007.
(8)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 4, 2007.
(9)	Incorporated by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on May 24, 2007.
(10)	Incorporated by reference from Exhibit 3.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2001 filed on December 7, 2001 (Commission file number 00-28369).
(11)	Incorporated by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on May 24, 2007.
(12)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2007.
(13)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 11, 2007.
(14)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2007.
(15)	Incorporated by reference from Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369).
(16)	Incorporated by reference from Exhibits 10.1 through 10.4 of Registrant’s Current Report on Form 8-K filed on December 31, 2007.
(17)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.
(18)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.
(19)	Incorporated by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on July 14, 2008.
‡	Denotes a management contract or compensatory plan or arrangement.