Form 10-Q
period 2008-10-31
SourceForge, Inc
filed 2008-12-09
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At November 30, 2008
Common Stock, $0.001 par value	68,636,090

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	October 31,	July 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$36,410	$41,904
Short-term investments	557	549
Accounts receivable, net of allowance of $0 and $52, respectively	4,754	4,413
Inventories	6,647	2,985
Prepaid expenses and other current assets	2,588	1,353
Total current assets	50,956	51,204
Property and equipment, net	4,880	4,800
Long-term investments	9,238	10,249
Restricted cash, non-current	1,000	1,000
Other assets	8,951	7,280
Total assets	$75,025	$74,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,012	$2,783
Accrued restructuring liabilities, current portion	2,836	2,788
Deferred revenue	420	585
Accrued liabilities and other	2,266	2,115
Total current liabilities	9,534	8,271
Accrued restructuring liabilities, net of current portion	1,740	2,444
Other long-term liabilities	168	166
Total liabilities	11,442	10,881
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Common stock	69	69
Treasury stock	(331)	(193)
Additional paid-in capital	801,580	801,066
Accumulated other comprehensive loss	3	(597)
Accumulated deficit	(737,738)	(736,693)
Total stockholders’ equity	63,583	63,652
Total liabilities and stockholders’ equity	$75,025	$74,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended October 31,
	2008	2007
Revenue:
Online Media revenue, including $181and $293 of related party revenue, respectively	$5,417	$4,409
E-commerce revenue	6,668	5,893
Revenue	12,085	10,302
Cost of revenue:
Online Media cost of revenue	2,190	1,424
E-commerce cost of revenue	5,212	4,329
Cost of revenue	7,402	5,753
Gross margin	4,683	4,549
Operating expenses:
Sales and marketing	2,152	1,791
Research and development	1,480	853
General and administrative	2,314	2,256
Restructuring costs	-	1,414
Total operating expenses	5,946	6,314
Loss from operations	(1,263)	(1,765)
Interest and other income, net	782	697
Loss from operations before income taxes	(481)	(1,068)
Provision (benefit) for income taxes	(36)	2
Net loss	$(445)	$(1,070)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)
Shares used in per share calculations:
Basic and diluted	67,730	67,401

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(445)	$(1,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	565	149
Stock-based compensation expense	514	529
Provision for bad debts	(52)	12
Provision for excess and obsolete inventory	(23)	10
Gain on sale of assets	-	(1)
Non-cash restructuring expense	-	1,414
Change in fair value of financial assets	(601)	-
Changes in assets and liabilities:
Accounts receivable	(289)	710
Inventories	(3,639)	(3,870)
Prepaid expenses and other assets	(1,294)	(754)
Accounts payable	1,229	1,573
Accrued restructuring liabilities	(656)	159
Deferred revenue	(165)	100
Accrued liabilities and other	151	(392)
Other long-term liabilities	2	(707)
Net cash used in operating activities	(4,703)	(2,138)
Cash flows from investing activities:
Purchase of property and equipment	(645)	(936)
Purchase of marketable securities	(8)	(11,862)
Sale of marketable securities	-	15,309
Net cash provided by (used in) investing activities	(653)	2,511
Cash flows from financing activities:
Proceeds from issuance of common stock	-	32
Repurchase of common stock	(138)	(85)
Net cash used in financing activities	(138)	(53)
Cash flows from discontinued operations:
Net cash provided by operating activities	-	24
Net cash provided by discontinued operations	-	24
Net increase (decrease) in cash and cash equivalents	(5,494)	344
Cash and cash equivalents, beginning of period	41,904	8,357
Cash and cash equivalents, end of period	$36,410	$8,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Overview

SourceForge, Inc. (“SourceForge” or the “Company”) owns and operates a network of media web sites, serving the IT professional, software development and open source communities.  Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities.  The Company’s network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com and freshmeat.net. Combining user-developed content, online marketplaces and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of July 31, 2008 has been derived from audited financial statements, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2008, its results of operations for the three months ended October 31, 2008 and October 31, 2007 and its cash flows for the three months ended October 31, 2008 and October 31, 2007 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three months ended October 31, 2008 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At October 31, 2008, the Company owned approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock and approximately 14% of VA Linux Systems Japan, K.K.’s (“VA Linux Japan”) common stock.  As the Company holds less than 20% of the voting stock of these companies and does not otherwise exercise significant influence over them, these investments are accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.  VA Linux Japan distributes software and related consulting services and resyndicated certain of the Company’s Online Media business web sites for the Japanese market.  In September 2007, VA Linux Japan sold its syndication rights to an unrelated third party which is now known as OSDN K.K.  Subsequent to the sale, the Company no longer has any transactions with VA Linux Japan.

There are $0.2 million and $0.3 million of related-party revenue from continuing operations associated with CollabNet and VA Linux Japan for the three months ended October 31, 2008 and October 31, 2007, respectively.

In December 2008, the Company sold its investment in VA Linux Japan for cash proceeds of $0.9 million.

Foreign Currency Translation

The Company has a wholly-owned foreign subsidiary, SourceForge Europe, which is located in Belgium.  The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency.  For the periods presented, no revenue or expenses resulted from this entity.  At October 31, 2008 the Company has a foreign cash balance of $0.02 million.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of October 31, 2008 the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information

FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  FAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under FAS 131, is the Chief Executive Officer and the executive team.  The Company currently operates as two reportable business segments:  Online Media and E-commerce.

The Company markets its products in the United States through its direct sales force or online web properties and with respect to international Online Media sales, through representatives in in the United Kingdom, Europe and Australia.  Revenue for the three months ended October 31, 2008 and October 31, 2007, respectively, was generated primarily from sales to customers in the United States.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective August 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities.  The adoption of FAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of FAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  Under FAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The Company adopted FAS 159 effective August 1, 2008 and has elected the fair value option for Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of FAS 159, the Company accounted for its unrealized loss on its Auction Rate Securities of $0.6 million as the cumulative effect of a change in accounting principle and recorded an increase in its Accumulated Deficit of $0.6 million.

Cash, Cash Equivalents and Investments

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist principally of cash deposited in money market and checking accounts as well as treasury bills.

The Company accounts for its investments under the provisions of FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly-liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments.

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

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season.  In the past several years, a substantial portion of the Company’s E-commerce revenue has occurred in the Company’s second fiscal quarter, which for fiscal 2009, begins on November 1, 2008, and ends on January 31, 2009.  As is typical in the retail industry, the Company generally experiences lower E-commerce revenue during the other quarters.  The Company’s E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or its full fiscal year.

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

No internal use software costs were capitalized for the three months ended October 31, 2008.  We capitalized $0.5 million of internal use software costs for the three months ended October 31, 2007.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with FAS 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

Effective August 1, 2007, the Company adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

The adoption of FIN 48 did not result in any adjustment in the liability for unrecognized income tax benefits.  As of August 1, 2007, the Company reduced its unrecognized tax benefits by $0.6 million.  Since a full valuation allowance was provided for these unrecognized tax benefits, there was no impact on retained earnings as of August 1, 2007.

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of the adoption date and October 31, 2008, it was not necessary to accrue interest and penalties related to the uncertain tax positions.  For unrecognized tax benefits that exist at October 31, 2008, the Company does not anticipate any significant changes within the next twelve months.   The Company is not currently under federal, state or foreign income tax examination.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Intangibles

Goodwill and trademarks are amortized on a straight-line basis over three to five years.  As October 31, 2008 these intangible assets were fully amortized.

Inventories

Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of October 31, 2008, no customer accounted for more than 10% of the Company’s gross accounts receivable.

For the three months ended October 31, 2008, Google Inc. accounted for 13% of the Company’s revenue and for the three months ended October 31, 2007, no customer represented more than 10% of revenue. Google may also continue to represent more than 10% of revenue in the future.

3. Composition of Certain Balance Sheet Components

Property and equipment, net consists of the following (in thousands):

	October 31,	July 31,
	2008	2008
Computer and office equipment (useful lives of 2 to 3 years)	$5,640	$5,068
Furniture and fixtures (useful lives of 2 to 4 years)	91	87
Leasehold improvements (useful lives of lesser of estimated life or lease term)	56	53
Software (useful lives of 2 to 5 years)	2,725	2,662
Total property and equipment	8,512	7,870
Less: Accumulated depreciation and amortization	(3,632)	(3,070)
Property and equipment, net	$4,880	$4,800

Other assets consists of the following (in thousands):

	October 31,	July 31,
	2008	2008
Equity investments	$6,951	$6,951
Intangible asset at fair value - Right	1,612	-
Other	388	329
Other assets	$8,951	$7,280

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other income in the statement of operations or other comprehensive gain (loss) in stockholders’ equity.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	October 31, 2008			July 31, 2008
	Adjusted	Gross Unrealized	Estimated	Adjusted	Gross Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value	Cost	Gains (Losses)	Fair Value
Cash and cash equivalents:
Cash	$1,338	$-	$1,338	$3,022	$-	$3,022
Money market funds	21,026	-	21,026	21,936	-	21,936
Government securities	14,046	-	14,046	16,945	1	16,946
Total cash and cash equivalents	$36,410	$-	$36,410	$41,903	$1	$41,904

Short-term investments:
Corporate securities	567	(10)	557	560	(11)	549
Total short-term investments	$567	$(10)	$557	$560	$(11)	$549

Long-term investments:
Government securities	10,850	(1,612)	9,238	10,850	(601)	10,249
Total long-term investments	$10,850	$(1,612)	$9,238	$10,850	$(601)	$10,249

Restricted cash, non-current	$1,000	$-	$1,000	$1,000	$-	$1,000

The maturities of the Company’s securities at October 31, 2008 are as follows (in thousands):

October 31,
2008
Due between 90 days and one year	$557
Due more than one year	9,238
Total investments	$9,795

5. Fair Value Measurements

FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$22,026	$-	$-	$22,026
US Treasuries	-	14,046	-	14,046
Corporate debt	-	549	8	557
Municipal bonds	-	-	9,238	9,238
Intangible assets - Rights	-	-	1,612	1,612

Total	$22,026	$14,595	$10,858	$47,479

Amounts included in:
Cash and cash equivalents	$22,026	$14,046	$-	$36,072
Short-term investments	-	549	8	557
Long-term investments	-	-	9,238	9,238
Other long term assets	-	-	1,612	1,612

Total	$22,026	$14,595	$10,858	$47,479

Level 3 assets include municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.

In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid. All of the Company’s ARS are currently rated AAA, the highest credit rating, by a rating agency. In October 2008, the Company accepted an offer (the “Right”) from UBS AG (“UBS”), its investment provider, to sell at par value auction-rate securities originally purchased from UBS (approximately $10.8 million) at any time during a two-year period beginning June 30, 2010. Based on this, along with the underlying maturities of the securities, a portion of which is greater than 30 years, we have classified auction-rate securities as long-term assets.  The Right represents an instrument by which the Company may require UBS to repurchase its ARS at par value.  The Company has valued the Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At October 31, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of October 31, 2008, interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, the Company valued the ARS investments at $9.2 million, which represents a decline in value of $1.6 million from par.

Effective August 1, 2008, the Company adopted FAS 159.  In conjunction with the adoption of FAS 159, the Company elected the fair value option for its ARS and the Right.  Since the Right is directly related to the ARS investments, the Company elected the fair value option for these financial assets.  In conjunction with the adoption of FAS 159, the Company reduced its Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.  The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
Balance at August 1, 2008	$10,249
Gain on other assets	1,612
Loss on long-term investments	(1,011)
Purchases	8

Balance at October 31, 2008	$10,858

6.  Restructuring Costs

In conjunction with the relocation of its corporate headquarters to Mountain View, California in October 2007, the Company recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs.  The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow.  The restructuring liability of $4.6 million as of October 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the three months ended October 31, 2008	$5,232	$-	$(685)	$29	$4,576

Below is a summary of the components of the restructuring liability (in thousands):

	Short- Term	Long-Term	Total Liability
As of October 31, 2008	$2,836	$1,740	$4,576

7.  Computation of Per Share Amounts

Basic net loss per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.

FAS 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by us are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 30,
	2008	2007
Net loss	$(445)	$(1,070)

Weighted average shares - basic	67,730	67,401
Effect of dilutive potential common shares	-	-
Weighted average shares - diluted	67,730	67,401

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended October 30,
	2008	2007
Anti-dilutive securities:
Options to purchase common stock	5,953	6,581
Unvested restricted stock purchase rights	741	961
Total	6,694	7,542

8.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended October 31,
	2008	2007
Net loss	$(445)	$(1,070)

Unrealized loss on marketable securities and investments	-	(41)
Comprehensive loss	$(445)	$(1,111)

9.  Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In October 2008 the Company’s Board of Directors authorized a stock repurchase program, authorizing the Company to repurchase up to $10 million of its common stock over a 12-month period.  Repurchased shares will be cancelled and retired.

Stock option plans

In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.”  In conjunction with the adoption of the 2007 Plan, no further awards can be made under the Equity Plans and 9,072,130 and 466,668 shares which were previously authorized under the 1998 Plan and the Directors’ Plan, respectively, were cancelled.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At October 31, 2008, a total of 4,280,949 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Under the 2007 Plan, the Board of Directors may grant to employees, consultants and directors an option to purchase shares of the Company’s Common Stock and/or awards of the Company’s common stock at terms and prices determined by the Board of Directors. The Compensation Committee of the Board of Directors also approved that each non-employee director who has been a member of the Board of Directors for at least nine months prior to the date of the annual stockholders’ meeting will be granted a right to purchase 10,000 restricted shares at $0.001 per share at such annual stockholders’ meeting.  The restricted shares will vest 50 percent immediately and the remaining 50 percent on the one year anniversary of the grant.

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

Restricted Stock Purchase Rights

The following table summarizes restricted stock activities from July 31, 2007 through October 31, 2008:

	Number Outstanding	Weighted-Average Grant Date Fair Value (per Share)
Balance at July 31, 2007	1,317,500	$3.92
Granted	580,000	$1.58
Vested	(350,420)	$3.82
Forefeited	(262,500)	$3.86

Balance at July 31, 2008	1,284,580	$2.91
Granted	30,000	$1.35
Vested	(274,583)	$3.86
Forefeited	(203,333)	$3.36

Balance at October 31, 2008	836,664	$2.43

The following table summarizes option and restricted stock purchase rights activities from July 31, 2007 through October 31, 2008:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26	6.07	$4,131
Authorized	5,250,000
Granted	(2,465,480)	580,000	1,305,480	$2.03
Exercised	-	-	(31,280)	$1.65
Restricted stock released	-	(350,420)	-	$-
Restricted stock repurchased	525,000	(262,500)	-	$-
Cancelled	(8,164,048)	-	(1,637,250)	$4.12

Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85
Granted	(369,500)	30,000	309,500	$1.34
Exercised	-	-	-	$-
Restricted stock released		(274,583)	-	$-
Restricted stock repurchased	253,333	(203,333)	-	$-
Cancelled	119,744	-	(121,099)	$2.67

Balance at October 31, 2008	4,280,949	836,664	6,395,597	$3.75	5.40	$5
Exercisable at October 31, 2008			4,376,932	$4.29	3.79	$5

The aggregate intrinsic value in the above table is calculated as the excess of the October 31, 2008 official closing price of our stock of $1.06. per share as reported by the NASDAQ Global Market over the exercise price of the shares. The total number of in-the-money options exercisable as of October 31, 2008 was 0.1 million.

As of October 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $4.0 million, which is expected to be recognized over the next 34 months on a weighted-average basis.  No options were exercised during the three months ended October 31, 2008 and the total intrinsic value of options exercised during the three months ended October 31, 2007 was $0.01 million. The Company issues new shares upon the exercise of options.

As of October 31, 2008, we have 836,664 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.001.  As of October 31, 2008, total compensation cost related to stock purchase rights not yet recognized was $2.2 million which is expected to be recognized over the next 25 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at October 31, 2008 were as follows (in thousands, except years and per-share amounts):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.23 - $ 1.06	97	5.44	$1.01	61	$0.99
$1.06 - $ 1.42	829	6.64	1.35	373	1.29
$1.42 - $ 2.44	817	8.07	1.76	379	1.84
$2.45 - $ 2.45	723	2.54	2.45	689	2.45
$2.52 - $ 2.68	685	8.09	2.57	278	2.58
$2.85 - $ 3.00	1,053	2.03	2.98	1,053	2.98
$3.22 - $ 4.03	776	6.89	3.81	477	3.74
$4.07 - $ 4.86	703	7.85	4.26	410	4.28
$4.90 - $ 8.13	503	2.39	7.46	447	7.76
$8.13 - $ 64.12	210	1.70	23.67	210	23.67

$0.23 - $ 64.12	6,396	5.40	$3.75	4,377	$4.29

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended October 31,
	2008	2007
Included in cost of revenue:
Online Media cost of revenue	$48	$38
E-commerce cost of revenue	13	11
Total included in cost of revenue	61	49
Included in operating expenses:
Sales and marketing	68	54
Research and development	60	23
General and administrative	325	403
Total included in operating expenses	453	480

Total stock-based compensation expense	$514	$529

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three months ended October 31, 2008 was based on historical settlement patterns.  For the three months ended October 31, 2007, the simplified method for determining the expected term of options granted as allowed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 was used.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended October 31,
	2008	2007
Expected life (years)	5.23	4.22
Risk-free interest rate	2.95%	3.98%
Volatility	59.8%	60.2%
Dividend yield	None	None
Weighted-average fair value at grant date	$0.73	$1.30

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended October 31, 2008 and October 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

10.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Online Media and E-commerce.

The Company’s Online Media segment consists of Internet websites serving the IT professional, software development and open source communities and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities.  The Company’s websites that comprise the Online Media segment include: SourceForge.net, Slashdot, Linux.com and freshmeat.net.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other.”

(in thousands)	Online Media	E- commerce	Other	Total Company
Three Months Ended October 31, 2008
Revenue from external customers	$5,417	$6,668	$-	$12,085
Cost of revenue	$2,190	$5,212	$-	$7,402
Gross margin	$3,227	$1,456	$-	$4,683
Operating income/(loss)	$(1,430)	$167	$-	$(1,263)
Depreciation expense	$541	$24	$-	$565
Three Months Ended October 31, 2007
Revenue from external customers	$4,409	$5,893	$-	$10,302
Cost of revenue	$1,424	$4,329	$-	$5,753
Gross margin	$2,985	$1,564	$-	$4,549
Operating income/(loss)	$(874)	$523	$(1,414)	$(1,765)
Depreciation expense	$134	$15	$-	$149

During the time periods covered by the table above, the Company marketed its products in the United States through its direct sales force and its online web sites.

11.  Litigation

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

In September 2007, the Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France.  The action asserted statutory claims under the French Intellectual Property Code seeking monetary damages and injunctive relief.  On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction. Plaintiff filed its reply brief on June 18, 2008, and the Court heard oral argument from the parties on September 23, 2008. The Company believes that it has meritorious defenses to the action and intends to defend itself vigorously.

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

12.  Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of FAS 141(R) will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”).  FAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of FAS 160 will have a material impact on our financial position or results of operations.

13.  Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2008.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2008.

14. Subsequent Events

Investments

In December 2008 the Company sold its investment in VA Linux Japan for $0.9 million which generated a gain of $0.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; key metrics; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract highly qualified personnel; our intent to continue to invest significant resources in web site development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources, cash generated from operations and investments to meet our operating and working capital requirements and any share repurchases.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The following are the significant changes in our critical accounting estimates during the three months ended October 31, 2008 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2008.

Effective August 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements” (“FAS 157”) and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“FAS 159”).  As permitted by FAS 159, we have elected the fair value option for our Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of FAS 159, we reduced our Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.

Overview

We own and operate a network of media web sites, serving the IT professional, software development and open source communities.  Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities.  Our network of web sites include: SourceForge.net, Slashdot.org, ThinkGeek.com, Linux.com and freshmeat.net.  Combining user-developed content, online marketplaces and e-commerce, we are the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

Our business consists of two operating segments:  Online Media and E-commerce.  Our Online Media segment provides web properties that serve as platforms for the creation, review, hosting and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties SourceForge.net, Slashdot.org, Linux.com and freshmeat.net to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing, and innovation in, the technology marketplace.  Our E-commerce segment sells technology themed retail products to technology professionals and enthusiasts through our ThinkGeek.com web site.

Our strategy for our Online Media business is to attract more users and increase engagement.  We currently use the following key metrics which are derived from data provided by Google Analytics:

	Three Months Ended
	October 31, 2008	October 31, 2007

Pages per Unique (per Month)	4.3	4.7
Pages per Visit	2.4	2.5
Revenue per User (RPU) (1)	$0.59	$0.52
Revenue per Page (RPM)	$11.57	$9.26

Page Views (thousands)	468,375	476,215
Unique Visitors (thousands) (2)	36,471	33,744

(1)	– Revenue per User (“RPU”) is an annualized amount based on revenue and unique users during the period presented.
(2)
– Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month.

Media companies have historically reported page views as a metric seeking to measure users’ level of engagement.  Since the introduction of a new web technology, known as asynchronous JavaScript and XML (“AJAX”) which allows users to browse web sites without loading a new page, page views have generally declined for the same, or even higher, level of activity.  We have begun to implement this technology and as we increase our adoption we may experience associated fluctuations in page views.  As media companies measures of engagement evolve to include elements such as time or number of visits in addition to or in lieu or page views, we expect that our reported metrics may also evolve.

Since July 31, 2008, SourceForge.net released a framework for hosted application services and provided projects with access to a wiki, a forum and a survey application.  We have also released new ad products to engage our users with interactive content and rich media and a new sponsorship product.

Our E-commerce business strategy is to increase revenue and gross margins by expanding the range of new and innovative products we sell, including product developed by us, and by attracting increased traffic to our site.

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

	Three Months Ended October 31,
	2008	2007
Consolidated Statements of Operations Data from Continuing Operations:
Online Media revenue	44.8%	42.8%
E-commerce revenue	55.2	57.2
Revenue	100.0%	100.0%
Online Media cost of revenue	18.1	13.8
E-commerce cost of revenue	43.1	42.0
Cost of revenue	61.2	55.8
Gross margin	38.8	44.2
Operating expenses:
Sales and marketing	17.8	17.4
Research and development	12.2	8.3
General and administrative	19.1	21.9
Restructuring costs	-	13.7
Total operating expenses	49.1	61.3
Loss from operations	(10.3)	(17.1)
Interest and other income, net	6.5	6.8
Loss from continuing operations before income taxes	(3.8)	(10.3)
Benefit for income taxes	(0.3)	-
Loss from continuing operations	(3.5)%	(10.3)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
Online Media revenue	$5,417	$4,409	23%
E-commerce revenue	6,668	5,893	13%
Revenue	$12,085	$10,302	17%

Sales for the three months ended October 31, 2008 were primarily to customers located in the United States of America.

For the three months ended October 31, 2008, revenue from Google Inc. (“Google”) was 13% of total revenue.  Google may also continue to represent more than 10% of revenue in the future.

Revenue by Segment

Online Media Revenue

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
Direct sales	$3,497	$3,491	0%
Ad Networks	1,575	731	115%
Other	345	187	84%
Online Media revenue	$5,417	$4,409	23%
Percentage of total revenue	45%	43%

Our Online Media revenue is derived primarily from advertising products delivered on our web sites.  Direct sales revenue is generated from orders received by our United States based sales team, which may also include advertisements to be delivered globally.  Ad Networks revenue represents revenue from our Ad Network partners who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems.  Other represents orders received from our international resellers as well as referral fees and revenue earned from subscriptions to our web sites.

Direct sales revenue for the three months ended October 31, 2008 increased slightly as compared with the three months ended October 31, 2007.  The increase in Ad Networks revenue for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 is due to increased revenue from Google as we continue to optimize our web sites to increase yields from Google and other Ad Networks.  The increase in Other for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 is primarily due to an increase in our United Kingdom’s reseller revenue and to a lesser extent to revenue from other resellers.

E-commerce Revenue

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months

E-commerce revenue (in thousands)	$6,668	$5,893	13%
Percentage of total revenue	55%	57%
Number of Orders (per quarter)	96,506	81,396	19%
Avg. order size (in whole dollars)	$69.09	$72.40	(5)%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The growth during the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, was primarily due to a 19% increase in the number of orders year-over-year.  The increase in the number of orders was primarily due to the introduction of innovative products.

Cost of Revenue/Gross Margin

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
Cost of revenue	$7,402	$5,753	29%
Gross margin	4,683	4,549	3%
Gross margin %	39%	44%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product costs associated with our E-commerce business.

Gross margins increased for the three months ended October 31, 2008 as compared with the three months ended October 31, 2007, due primarily to increases in our Online Media revenue and our E-commerce revenue.

Gross margin percentage for the three months ended October 31, 2008 decreased as compared with the three months ended October 31, 2007, due primarily to increases in our Online Media cost of revenue and our E-commerce cost of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
Online Media cost of revenue	$2,190	$1,424	54%
Online Media gross margin	3,227	2,985	8%
Online Media gross margin %	60%	68%
Headcount	21	20

Online Media cost of revenue consists of personnel costs and related overhead associated with developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.  The decrease in Online Media gross margin percentages for the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, was primarily driven by increases in data center co-location costs of $0.4 million, amortization of internally developed software costs of $0.2 million, and ad serving costs.  Our data center costs increased due to increased infrastructure requirements and depreciation as we purchased equipment for our new data center. Our ad serving costs increased as we added headcount to develop and serve our premium products, which require more effort to produce and are also more expensive to serve.

We expect Online Media cost of revenue to increase in absolute dollars resulting from increased headcount in our ad operations group, depreciation expense and ongoing operating costs.  To the extent that Online Media revenue does not increase proportionately or even declines, our Online Media gross margins may decline.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
E-commerce cost of revenue	$5,212	$4,329	20%
E-commerce gross margin	1,456	1,564	(7)%
E-commerce gross margin %	22%	27%
Headcount	21	14

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.  The increase in E-commerce cost of revenue during the three months ended October 31, 2008, as compared to the three months ended October 31, 2007 was primarily due to increased shipping and product costs as well as increased operating costs.  The increase in shipping costs was primarily the result of increased E-commerce number of orders and increased carrier costs, while the increase in product costs was primarily due to the increased number of orders.  The increase in operating costs was primarily due to increased headcount and related expenses to support the increased revenue as well as increased fulfillment costs resulting from the increased number of orders.  The changes in gross margin percentage were primarily due to increases in shipping costs as they increased at a higher rate than product costs, fulfillment costs and operating expenses, primarily due to additional headcount and related costs as we expand to source and identify new products.  We expect E-commerce cost of revenue in absolute dollars to grow as E-commerce revenue increases in the future, while E-commerce gross margin percentages may fluctuate depending on the mix of products sold and our ability to adjust for shipping cost surcharges on a timely basis.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities and trade shows.

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
Sales and Marketing	$2,152	$1,791	20%
Percentage of total revenue	18%	17%
Headcount	30	22

The increase in S&M expenses in the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, was primarily due to increases in headcount and related expenses of $0.2 million and marketing expenses of $0.2 million.  The increase in headcount is due to additional sales personnel as we ramp our sales organization and our Online Media personnel to support our media platform.  The increase in marketing expenses was due to printing and mailing of our E-commerce catalog.

We expect S&M expenses to increase in absolute dollars as we grow our sales force and may also increase as a percentage of revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment.  We expense all of our R&D costs as they are incurred; however, certain costs, including personnel related expenses incurred in the development of internal-use software, were capitalized.

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
Online Media	$1,341	$760	76%
E-commerce	139	93	49%
Research and Development	$1,480	$853	74%
Percentage of total revenue	12%	8%
Headcount	35	25

R&D expense increased by $0.6 million in absolute dollars in the three months ended October 31, 2008, as compared to the three months ended October 31, 2007.  Online Media R&D expenses increased by $0.6 million, primarily due to $0.5 million capitalized as internally-developed software during the three months ended October 31, 2007 and headcount related costs of $0.1 million. We expect R&D expenses to increase in absolute dollars and may also increase as a percentage of revenue in the future.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. We did not capitalize any internal use software costs for the three months ended October 31, 2008.  We capitalized $0.5 million of internal use software costs for the three months ended October 31, 2007.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
General and Administrative	$2,314	$2,256	3%
Percentage of total revenue	19%	22%
Headcount	23	19

General and administrative expenses increased by $0.1 million in absolute dollars in the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, primarily due to recruiting fees for our CEO search. General and administrative expense decreased as a percentage of revenue due to the increase in revenue. We expect general and administrative expenses to remain steady in the future.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During fiscal 2008, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $4.6 million as of October 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the three months ended October 31, 2008	$5,232	$-	$(685)	$29	$4,576

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months

Interest Income	$183	$750	(76)%
Interest Expense	(29)	(56)	(48)%
Other Income (Expense), net	628	3	*
Interest and other income, net	$782	$697	12%

* - not meaningful

The decrease in interest income for the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, was due to as a result of reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.

Interest expense for the three months ended October 31, 2008 results from accretion of our accrued restructuring charge, while interest expense for the three months ended October 31, 2007 is primarily due to interest expense on a legal settlement which was paid in fiscal 2008.

The increase in other income was primarily the result of the Company’s fair value accounting for certain of its assets.

Income Taxes

	Three Months Ended
	October 31, 2008	October 31, 2007	% Change Three Months
($ in thousands)
Provision (benefit) for income taxes	$(36)	$2	*

* - not meaningful

The decrease in the provision for income taxes for the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, was due to the decrease in income from continuing operations.  As of October 31, 2008, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2026 and fiscal year 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Three Months Ended October 31,
($ in thousands)	2008	2007
Net cash provided by (used in):
Continuing operations:
Operating activities	$(4,703)	$(2,138)
Investing activities	(653)	2,511
Financing activities	(138)	(53)
Discontinued operations	-	24
Net increase (decrease) in cash and cash equivalents	$(5,494)	$344

Our principal sources of cash as of October 31, 2008 are our existing cash, cash equivalents and investments of $46.2 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents decreased by $5.5 million, and investments decreased by $1.0 million at October 31, 2008 when compared to July 31, 2008. This total decrease is primarily due to cash used in continuing operations of $4.7 million, capital expenditures of $0.7 million and cash used to repurchase common stock for taxes upon the vesting of restricted stock awards of $0.1 million.

Operating Activities

Net cash used in operating activities of $4.7 million for the three months ended October 31, 2008 was primarily due to a loss from continuing operations of $0.4 million, increases in inventory of $3.6 million and prepaid expenses and other assets of $1.3 million, decreases in accrued restructuring liabilities of $0.7 million, an increase in accounts receivable of $0.3 million and non-cash change in fair value of assets of $0.6 million, offset in part by stock-based compensation of $0.5 million and depreciation expenses of $0.6 million, resulting from network equipment purchased for our new data center, and an increase in accounts payable of $1.2 million.  The increase in inventory is due to purchases of inventory by our E-commerce business in anticipation of their seasonal second quarter, and the increase in prepaid and other assets are primarily related to inventory prepayments to vendors. The increase in accounts payable is primarily due to the increased inventory levels.

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

Cash usage related to purchases of property and equipment for the three months ended October 31, 2008 was primarily due to purchase of property and equipment of $0.6 million.  The purchase of equipment was related to our data center.

Cash usage related to purchases of property and equipment for the three months ended October 31, 2007 was primarily due to internally developed software of $0.5 million and to a lesser extent additional equipment and leasehold improvement purchases.  The purchase of equipment was related to the initial equipment purchases for our data center and the leasehold improvements related to the relocation of our corporate headquarters from Fremont to Mountain View.

Financing Activities

Our financing activities are primarily comprised of cash proceeds from the sale of our common stock through equity incentive plans and repurchases of common stock for taxes upon the vesting of restricted stock awards.

Discontinued Operations

The cash provided by discontinued operations during fiscal 2008 was due to collection of residual accounts receivable from our discontinued Software business in fiscal 2007.  Since fiscal 2007, we no longer have operations in this segment and the cash flows for fiscal 2008 are solely the result of the collection of outstanding accounts receivable related to the discontinued Software business.

Restricted Cash

As of October 31, 2008 and July 31, 2008, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former Fremont facility lease.  The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet.  The $1.0 million letter of credit will decline as the Company meets certain financial covenants.

Auction Rate Securities and UBS Right

At October 31, 2008, all our investments were recorded at fair value in accordance with FAS 157. As defined by FAS 157, a significant portion of our investments were classified as either Level 1 or Level 2; however, we classified $9.2 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”) as Level 3. The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.

Since February 2008, auctions for ARS have failed and, consequently, the investments are not currently liquid.  At October 31, 2008, all of our ARS are currently rated AAA by a credit rating agency. We do not expect to need to access these funds in the short-term; however, in the event we are needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. In October 2008, we accepted an Offer from UBS, our investment advisor, granting us the right to require UBS to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“Right”).  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  At October 31, 2008, our investment advisors provided a Level 3 valuation for these ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Based on this Level 3 valuation, we have recorded a loss on these investments of $1.6 million as of October 31, 2008.

In conjunction with the adoption of FAS 159, we elected the fair value option for our ARS and the Right.  Since the Right is directly related to our ARS investments, we elected the fair value option for these financial assets.  We will recognize any change in the fair value of the ARS and the Right as a gain or loss in operations.  Upon adoption of FAS 159, we reduced our Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in our Accumulated Deficit.  We valued the Right using Level 3 inputs as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  We currently believe that the bearer risk associated with UBS is insignificant and have not made any adjustment to the fair value of the Right for bearer risk.

Liquidity

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, capital projects to expand our support systems and infrastructure, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations and related support systems and infrastructure, and for other general corporate activities.  We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy.  See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of October 31, 2008 (in thousands):

		Fiscal years ending July 31,
	Total	2009	2010 and 2011	2012 and 2013
Gross Operating Lease Obligations	$8,572	$3,376	$4,464	$732
Sublease Income	(1,487)	(549)	(938)	-
Net Operating Lease Obligations	7,085	2,827	3,526	732

Purchase Obligations	3,053	3,053	-	-
Total Obligations	$10,138	$5,880	$3,526	$732

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations.”  FAS 141(R) requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of FAS 141(R) will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”. FAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of FAS 160 will have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we have invested in may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, we maintain a portfolio of cash equivalents, short-term investments and long-term investments in limited category of securities, primarily money market funds and government debt securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of October 31, 2008.  This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of October 31, 2008:
Cash equivalents	$14,046
Weighted-average interest rate	0.14%
Short-term investments		$557
Weighted-average interest rate		3.37%
Long-term investments			$9,238
Weighted-average interest rate			1.35%

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

In September 2007, we received notification that we had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France.  The action asserted statutory claims under the French Intellectual Property Code seeking monetary damages and injunctive relief.  On May 14, 2008, we filed a motion to dismiss for lack of jurisdiction. Plaintiff filed its reply brief on June 18, 2008, and the Court heard oral argument from the parties on September 23, 2008. We believe that we have meritorious defenses to the action and intend to defend ourself vigorously.

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

We have signed agreements with representatives to sell our international inventory in Europe and Australia and may enter into agreements with additional firms to sell our international advertising impressions.  As we expand into these new international markets, we have limited experience in marketing our products and services in such markets.  We rely on the efforts and abilities of our international representatives in such markets.  Certain international markets may be slower than domestic markets in the development and adoption of online advertising programs and as a result our offerings in international markets may not develop at a rate that supports our level of investment.

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

We cannot assure that our marketing programs will enable us to attract and retain advertisers and generate revenue consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new marketing programs will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs that allow us to expand our advertiser base, we may not be able to generate sufficient revenue to grow our Online Media business.

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

Decreases or delays in advertising spending could harm our ability to generate advertising revenue, which would adversely affect our financial results.

Our advertisers can generally terminate their contracts with us at any time.  Our advertisers’ spending patterns tend to be cyclical, reflecting overall macroeconomic conditions, seasonality and company-specific budgeting and buying patterns.  Our advertisers are also concentrated in the technology sector and the economic conditions in this sector also impact their spending decisions.  Because we derive a large part of our Online Media revenue from these advertisers, decreases in or delays of advertising spending could reduce our revenue or negatively impact our ability to grow our revenue.

The market in which SourceForge.net participates is becoming more competitive, and if we do not compete effectively, our Online Media business could be harmed.

Our SourceForge.net site hosts Open Source software projects, and we derive revenue from the site through advertising campaigns.  Because the cost to develop and host websites has declined over time, an increasing number of companies, organizations and individuals have begun hosting Open Source code and offering Open Source software development-related services. In addition, Google Inc. (“Google”) offers Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Our competitors may be able to respond more quickly and effectively than we can to new or changing Open Source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Online Media business could be negatively impacted.

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

We have made and will continue to make significant investments in research, development and marketing for our web sites and services offered thereon. Investments in new technology are inherently speculative. We continue to focus on initiatives to accelerate the pace of improvements to our web sites, particularly SourceForge.net and Slashdot.org.  These efforts require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses.  Our efforts may not be successful in achieving our desired objective, and even if we achieve the desired objective, our audience or our advertisers may not respond positively to these improvements.  Failure to grow revenue sufficiently to offset the significant investments will materially and adversely affect our business and operating results.

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

We experience unplanned service interruptions with all our online sites.  Service interruptions may be caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web sites, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web sites experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

Our E-commerce offerings on our ThinkGeek.com web site are designed to appeal to technology professionals and enthusiasts and other consumers. Misjudging either the market for our products or our customers’ purchasing habits will cause our sales to decline, our inventories to increase and/or require us to sell our products at lower prices, all of which would have a negative effect on our gross margins and our results of operations.  Failure to accurately assess and predict our E-commerce customers’ preferences will adversely impact our financial results.  Our E-commerce business also relies heavily on consumer purchases.  The recent economic downturn may impact consumer spending, and have a significant reduction on E-commerce revenue and adversely impact our results of operations.

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

We report changes in the market value of investments as gains or losses.  During the year ended July 31, 2008 we experienced a realized loss on one investment of $0.5 million. In the event any investments do not mature as scheduled, we may be required to recognize additional losses on the investment and our results of operations would be adversely affected.

We face possible delisting from the Nasdaq Global Market, which could result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

On October 16, 2008, Nasdaq implemented a temporary suspension of enforcement of its rules requiring companies to maintain a minimum bid price of $1.00 and a specified minimum market value of publicly held shares.  This moratorium is scheduled to remain in effect until January 16, 2009.  Currently, our common stock is trading below $1.00.  Beginning on January 19, 2009, if we are unable to satisfy Nasdaq's requirements for continued listing on the Nasdaq Global Market, our securities may be delisted from the Nasdaq Global Market. There can be no assurances that we will satisfy the standards to regain compliance. The delisting of our common stock from the Nasdaq Global Market may have a material adverse effect on us by, among other things, reducing:

•	the liquidity of our common stock; the market price of our common stock; the number of institutional and other investors that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain equity financing for the continuation of our operations.

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

We have historically experienced cash shortfalls from operating activities and during the three months ended October 31, 2008 we used $4.7 million of cash in operating activities.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We incurred a net loss of $0.4 million during the three months ended October 31, 2008 and we have an accumulated deficit of $737.7 million as of October 31, 2008.  We may incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our web sites, or products and services offered thereon or obtain and use information that we regard as proprietary to create sites that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

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

Other Risks Related To Our Overall Business

We are exposed to risks associated with worldwide economic slowdowns and related uncertainties.

We are subject to macro-economic fluctuations in the U.S. economy and elsewhere.  Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in sales revenue. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Recent macro-economic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business.  In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results.  Purchases of our online advertising and E-commerce products are discretionary.  If the economic climate deteriorates, customers or potential customers could delay, reduce or forgo their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales.  There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures negatively impacting our operations; and increased expense or inability to obtain future financing.

If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

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

In September 2007, the Societe des Producteurs de Phonogrammes Francais filed copyright claims under French law against us alleging that the hosting on our SourceForge.net web site of a certain third party Open Source software project, which may be used for so-called "peer-to-peer" file sharing, purportedly violates French law.  An adverse result in this lawsuit may include an award of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering downloads of certain third party Open Source software in France, which could result in a loss of revenue or an increase in operating expenses.  In addition, this claim may require us to change our business practices, which could result in a loss of revenue or otherwise harm our business.

We may not detect weaknesses in our internal control over financial reporting in a timely manner, or at all.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of October 31, 2008 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel.  Our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them.  Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future.  The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations.  Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel.  Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets, in which we recruit, is intense.  In the Internet and high technology industries, qualified candidates often consider equity awards in compensation arrangements and fluctuations in our stock price may make it difficult to recruit, retain, and motivate employees.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.  For example, in December 2008, we announced our new President and Chief Executive Officer who has joined the Company.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of fiscal year 2009, which ended October 31, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.00 to $1.50 per share and the closing sale price on October 31, 2008, the last trading day of the first quarter of our fiscal year 2009, was $1.06 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended October 31, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
August 1, 2008 to August 31, 2008	32,474	$1.36
September 1, 2008 to September 30, 2008	64,602	$1.45
October 1, 2008 to October 31, 2008	-

Total	97,076	$1.42

(1)  - Represents shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCEFORGE, INC.

By:	/s/	ROBERT M. NEUMEISTER, JR.
Robert M. Neumeister, Jr.
Interim President and Chief Executive Officer

By:	/s/	PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer
Date: December 9, 2008

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