Form 10-Q/A
period 2008-10-31
SourceForge, Inc
filed 2008-12-10
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At November 30, 2008
Common Stock, $0.001 par value	64,148,526

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment”) is being filed solely to correct the shares outstanding at November 30, 2008 which appear on the cover sheet of the Form 10-Q.  Except as described above, no other changes have been made to the Form 10-Q.

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