Form 10-Q
period 2009-01-31
SourceForge, Inc
filed 2009-03-12
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At February 28, 2009
Common Stock, $0.001 par value	64,177,322

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	January 31,	July 31,
	2009	2008
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$39,136	$42,453
Accounts receivable, net of allowance of $0 and $52, respectively	3,824	4,413
Inventories	3,103	2,985
Prepaid expenses and other current assets	1,635	1,353
Total current assets	47,698	51,204
Property and equipment, net	4,565	4,800
Long-term investments	9,341	10,249
Restricted cash, non-current	1,000	1,000
Other assets	8,478	7,280
Total assets	$71,082	$74,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,071	$2,783
Accrued restructuring liabilities, current portion	2,876	2,788
Deferred revenue	553	585
Accrued liabilities and other	2,551	2,115
Total current liabilities	8,051	8,271
Other long-term liabilities	1,175	2,610
Total liabilities	9,226	10,881
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Common stock	65	69
Treasury stock	(331)	(193)
Additional paid-in capital	799,317	801,066
Accumulated other comprehensive income (loss)	12	(597)
Accumulated deficit	(737,207)	(736,693)
Total stockholders’ equity	61,856	63,652
Total liabilities and stockholders’ equity	$71,082	$74,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)
	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Revenue:
Online Media revenue, including $208, $181, $390 and $474 of related party revenue, respectively	$4,406	$4,219	$9,823	$8,628
E-Commerce revenue	19,445	17,679	26,113	23,572
Revenue	23,851	21,898	35,936	32,200
Cost of revenue:
Online Media cost of revenue	2,005	1,879	4,195	3,303
E-Commerce cost of revenue	15,130	12,971	20,342	17,300
Cost of revenue	17,135	14,850	24,537	20,603
Gross margin	6,716	7,048	11,399	11,597
Operating expenses:
Sales and marketing	2,939	2,083	5,091	3,874
Research and development	1,586	1,017	3,066	1,870
General and administrative	2,097	2,215	4,411	4,471
Restructuring costs	-	-	-	1,414
Total operating expenses	6,622	5,315	12,568	11,629
Income (loss) from operations	94	1,733	(1,169)	(32)
Interest and other income, net	579	635	1,361	1,332
Income before provision for income taxes	673	2,368	192	1,300
Provision for income taxes	142	203	106	205
Net income	$531	$2,165	$86	$1,095

Net income per share:
Basic and diluted	$0.01	$0.03	$0.00	$0.02
Shares used in per share calculations:
Basic	64,245	67,445	65,988	67,423
Diluted	64,265	67,647	66,111	67,783

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	Six Months Ended January 31,
	2009	2008

Cash flows from operating activities:
Net income	$86	$1,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,160	504
Stock-based compensation expense	1,453	1,032
Provision for bad debts	(52)	58
Provision for excess and obsolete inventory	(23)	(24)
(Gain) loss on sale of assets	(548)	7
Change in fair value of financial assets	(601)	-
Non-cash restructuring expense	-	1,414
Changes in assets and liabilities:
Accounts receivable	641	1,278
Inventories	(95)	(1,089)
Prepaid expenses and other assets	(360)	196
Accounts payable	(712)	192
Accrued restructuring liabilities	(1,350)	(376)
Deferred revenue	(32)	13
Accrued liabilities and other	436	(445)
Other long-term liabilities	3	(701)
Net cash provided by operating activities	6	3,154
Cash flows from investing activities:
Purchase of property and equipment	(924)	(2,150)
Purchase of marketable securities	(8)	(25,838)
Sale of marketable securities	-	38,137
Sale of investment	935	-
Net cash provided by investing activities	3	10,149
Cash flows from financing activities:
Proceeds from issuance of common stock	4	51
Repurchase of common stock	(3,348)	(85)
Net cash used in financing activities	(3,344)	(34)
Cash flows from discontinued operations:
Net cash provided by operating activities	-	59
Net cash provided by discontinued operations	-	59
Net increase (decrease) in cash and cash equivalents	(3,335)	13,328
Cash and cash equivalents, beginning of period	41,904	8,357
Cash and cash equivalents, end of period	$38,569	$21,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Overview

SourceForge, Inc. (“SourceForge” or the “Company”) owns and operates a network of media web sites, serving the IT professional, software development and open source communities.  Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities.  The Company’s network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com and freshmeat.net. Combining user-developed content and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of July 31, 2008 has been derived from audited financial statements, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2009, its results of operations for the three and six months ended January 31, 2009 and January 31, 2008 and its cash flows for the six months ended January 31, 2009 and January 31, 2008 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three and six months ended January 31, 2009 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

Principles of Consolidation

The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At January 31, 2009, the Company owned approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of these companies and does not otherwise exercise significant influence over them, these investments are accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

Related-party revenue associated with CollabNet was $0.2 million and $0.2 million for the three months ended January 31, 2009 and January 31, 2008, respectively. Related-party revenue associated with CollabNet was $0.4 million and $0.5 million for the six months ended January 31, 2009 and January 31, 2008, respectively.

      In December 2008 the Company sold its investment in VA Linux Systems Japan, K.K. for $0.9 million and has included the associated gain of $0.5 million as other income.

Foreign Currency Translation

The Company has a wholly-owned foreign subsidiary, SourceForge Europe, which is located in Belgium.  The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency.  For the periods presented, no revenue or expenses resulted from this entity.  At January 31, 2009 the Company has a foreign cash balance of $0.02 million.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of January 31, 2009 the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force or online web properties and with respect to international Online Media sales, through representatives in the United Kingdom, Europe and Australia.  Revenue for the three and six months ended January 31, 2009 and January 31, 2008, respectively, was generated primarily from sales to customers in the United States.

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

No internal use software costs were capitalized for the three and six months ended January 31, 2009.  We capitalized $0.1 million and $0.6 million of internal use software costs for the three and six months ended January 31, 2008.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with FAS 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

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

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of the adoption date and January 31, 2009, it was not necessary to accrue interest and penalties related to the uncertain tax positions.  For unrecognized tax benefits that exist at January 31, 2009, the Company does not anticipate any significant changes within the next twelve months.  The Company is not currently under federal, state or foreign income tax examination.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Intangibles

Goodwill and trademarks are amortized on a straight-line basis over three to five years.  As of January 31, 2009 intangible assets were fully amortized.

Inventories

Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of January 31, 2009, one advertising agency accounted for 13% of the Company’s gross accounts receivable.

For the three and six months ended January 31, 2009 and January 31, 2008, respectively, no one customer represented more than 10% of revenue.  The Company expects that, in the future, revenue from Google Inc. may account for more than 10% of revenue.

3. Composition of Certain Balance Sheet Components

Property and equipment, net consists of the following (in thousands):

	January 31,	July 31,
	2009	2008
Computer and office equipment (useful lives of 2 to 3 years)	$5,848	$5,068
Furniture and fixtures (useful lives of 2 to 4 years)	92	87
Leasehold improvements (useful lives of lesser of estimated life or lease term)	55	53
Software (useful lives of 2 to 5 years)	2,794	2,662
Total property and equipment	8,789	7,870
Less: Accumulated depreciation and amortization	(4,224)	(3,070)
Property and equipment, net	$4,565	$4,800

Other assets consists of the following (in thousands):

	January 31,	July 31,
	2009	2008
Equity investments	$6,564	$6,951
Intangible asset at fair value - Right	1,509	-
Other	405	329
Other assets	$8,478	$7,280

Other long-term liabilities consists of the following (in thousands):

	January 31,	July 31,
	2009	2008
Accrued restructuring liabilities, net of current portion	$1,006	$2,444
Other long-term liabilities	169	166
Other long-term liabilities	$1,175	$2,610

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains (losses) reported, net of tax, using the specific identification method as other income in the statement of operations or other comprehensive gain (loss) in stockholders’ equity.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	January 31, 2009			July 31, 2008
	Adjusted	Gross Unrealized	Estimated	Adjusted	Gross Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value	Cost	Gains (Losses)	Fair Value
Cash and cash equivalents:
Cash	$2,135	$-	$2,135	$3,022	$-	$3,022
Money market funds	36,434	-	36,434	21,936	-	21,936
Government securities	-	-	-	16,945	1	16,946
	38,569	-	38,569	41,903	1	41,904
Short-term investments:
Corporate securities	567	-	567	560	(11)	549
Total cash, cash equivalents and short-term investments	$39,136	$-	$39,136	$42,463	$(10)	$42,453

Long-term investments:
Government securities	$10,850	$(1,509)	$9,341	$10,850	$(601)	$10,249
Total long-term investments	$10,850	$(1,509)	$9,341	$10,850	$(601)	$10,249

Restricted cash, non-current	$1,000	$-	$1,000	$1,000	$-	$1,000

The maturities of the Company’s securities at January 31, 2009 are as follows (in thousands):

January 31,
2009
Due between 90 days and one year	$567
Due more than one year	9,341
Total investments	$9,908

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$36,434	$-	$-	$36,434
US Treasuries	-	-	-	-
Corporate debt	-	559	8	567
Municipal bonds	-	-	9,341	9,341
Intangible assets - Rights	-	-	1,509	1,509

Total	$36,434	$559	$10,858	$47,851

Amounts included in:
Cash, cash equivalents and short-term investments	$36,434	$559	$8	$37,001
Long-term investments	-	-	9,341	9,341
Other long term assets	-	-	1,509	1,509

Total	$36,434	$559	$10,858	$47,851

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

In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid. At January 31, 2009, all of the Company’s ARS were rated AAA, the highest credit rating, by a rating agency. In October 2008, the Company accepted an offer (the “Right”) from UBS AG (“UBS”), its investment provider, to sell at par value auction-rate securities originally purchased from UBS ($10.8 million) at any time during a two-year period beginning June 30, 2010. Based on this, along with the underlying maturities of the securities, a portion of which is greater than 30 years, the Company has classified auction-rate securities as long-term assets.  The Right represents an instrument by which the Company may require UBS to repurchase its ARS at par value.  The Company has valued the Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At January 31, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model are based on data available as of January 31, 2009 and include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, the Company valued the ARS investments at $9.3 million, which represents a decline in value of $1.5 million from par.

Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for auction-rate securities stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or UBS repurchases the securities.

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

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
Balance at August 1, 2008	$10,249
Gain on other assets	1,612
Loss on long-term investments	(1,011)
Purchases	8

Balance at October 31, 2008	10,858
Loss on other assets	(103)
Gain on long-term investments	103

Balance at January 31, 2009	$10,858

6.  Restructuring Costs

In conjunction with the relocation of its corporate headquarters to Mountain View, California in October 2007, the Company recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs.  The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow.  The restructuring liability of $3.9 million as of January 31, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period

For the six months ended January 31, 2009	$5,232	$-	$(1,405)	$55	$3,882

Below is a summary of the components of the restructuring liability (in thousands):

	Short- Term	Long-Term	Total Liability
As of January 31, 2009	$2,876	$1,006	$3,882

7.  Computation of Per Share Amounts

Basic net income per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Net income	$531	$2,165	$86	$1,095

Weighted average shares - basic	64,245	67,445	65,988	67,423
Effect of dilutive potential common shares	20	202	123	360
Weighted average shares - diluted	64,265	67,647	66,111	67,783

Net income per share:
Basic and diluted	$0.01	$0.03	$0.00	$0.02

The following potential common shares have been excluded from the calculation of diluted net income per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Anti-dilutive securities:
Options to purchase common stock	7,867	5,644	6,284	4,641
Unvested restricted stock purchase rights	807	971	869	709
Total	8,674	6,615	7,153	5,350

8.  Comprehensive Income

Comprehensive income is comprised of net income and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net income	$531	$2,165	$86	$1,095

Unrealized gain (loss) on marketable securities and investments	10	17	10	(23)
Comprehensive income	$541	$2,182	$96	$1,072

9.  Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In October 2008 the Company’s Board of Directors authorized a stock repurchase program, authorizing the Company to repurchase up to $10 million of its common stock over a 12-month period.  Repurchased shares will be cancelled and retired.  During the period November 1, 2008 to January 31, 2009 we repurchased a total of 4,522,964 shares at an average price of $0.71.

Stock option plans

In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.”  In conjunction with the adoption of the 2007 Plan, no further awards can be made under the Equity Plans and 9,072,130 and 466,668 shares which were previously authorized under the 1998 Plan and the Directors’ Plan, respectively, were cancelled.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At January 31, 2009, a total of 1,886,561 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

The following table summarizes option and restricted stock purchase rights activities from July 31, 2007 through January 31, 2009:

			Stock Options Outstanding				Restricted Stock
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)	Weighted- Average Exercise Price per Share
Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26	6.07	$4,131	$3.92
Authorized	5,250,000						$-
Granted	(2,465,480)	580,000	1,305,480	$2.03			$1.58
Exercised	-	-	(31,280)	$1.65			$-
Restricted stock released	-	(350,420)	-	$-			$3.82
Restricted stock repurchased	525,000	(262,500)	-	$-			$3.86
Cancelled	(8,164,048)	-	(1,637,250)	$4.12			$-

Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85			$2.91
Granted	(2,826,050)	90,000	2,646,050	$0.72			$0.87
Exercised	-	-	(4,196)	$0.99			$-
Restricted stock released	-	(334,583)	-	$-			$3.44
Restricted stock repurchased	253,333	(203,333)	-	$-			$3.36
Cancelled	181,906	-	(183,261)	$4.07			$-

Balance at January 31, 2009	1,886,561	836,664	8,665,789	$2.89	6.26	$840	$2.37
Exercisable at January 31, 2009			4,516,448	$4.20	3.51	$1

The aggregate intrinsic value in the above table is calculated as the excess of the January 31, 2009 official closing price of our stock of $1.00 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The total number of in-the-money options exercisable as of January 31, 2009 was insignificant.

As of January 31, 2009, total compensation cost related to nonvested stock options not yet recognized was $4.3 million, which is expected to be recognized over the next 39 months on a weighted-average basis.  The total intrinsic value of options exercised for the three and six months ended January 31, 2009 and January 31, 2008 was insignificant. The Company issues new shares upon the exercise of options.

As of January 31, 2009, we have 836,664 shares issued pursuant to restricted stock purchase agreements at a weighted-average price of approximately $0.001.  As of January 31, 2009, total compensation cost related to stock purchase rights not yet recognized was $1.5 million which is expected to be recognized over the next 23 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at January 31, 2009 were as follows (in thousands, except years and per-share amounts):
			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.63	-	$0.63	2,250	9.84	0.63	-	-
$ 0.67	-	$1.42	998	6.24	1.28	449	1.27
$ 1.45	-	$2.45	1,530	4.99	2.08	1,104	2.22
$ 2.52	-	$2.98	1,245	5.29	2.75	877	2.83
$ 3.00	-	$3.98	990	3.44	3.36	838	3.27
$ 4.02	-	$4.86	959	7.19	4.20	603	4.21
$ 4.90	-	$47.50	680	1.94	11.18	631	11.66
$ 54.11	-	$54.11	10	1.62	54.11	10	54.11
$ 64.12	-	$64.12	4	1.00	64.12	4	64.12

$ 0.63	-	$64.12	8,666	6.26	$2.89	4,516	$4.20

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):
	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Included in cost of revenue:
Online Media cost of revenue	$71	$37	$119	$75
E-commerce cost of revenue	22	13	35	24
Total included in cost of revenue	93	50	154	99
Included in operating expenses:
Sales and marketing	214	71	282	125
Research and development	98	36	158	59
General and administrative	534	346	859	749
Total included in operating expenses	846	453	1,299	933

Total stock-based compensation expense	$939	$503	$1,453	$1,032

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three and six months ended January 31, 2009 and January 31, 2008 was based on historical settlement patterns.    Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Expected life (years)	5.66	3.97	5.62	4.19
Risk-free interest rate	1.82%	2.95%	1.94%	3.87%
Volatility	62.5%	60.4%	62.2%	60.2%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.36	$1.01	$0.40	$1.27

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended January 31, 2009 and January 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

10.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Online Media and E-commerce.

The Company’s Online Media segment consists of Internet websites serving the IT professional, software development and open source communities and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities.  The Company’s websites that comprise the Online Media segment include: SourceForge.net, Slashdot and freshmeat.net.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other.”

(in thousands)	Online Media	E-commerce	Other	Eliminations	Total Company
Three Months Ended January 31, 2009
Revenue from external customers	$4,406	$19,445	$-	$-	$23,851
Cost of revenue	$2,005	$15,130	$-	$-	$17,135
Gross margin	$2,401	$4,315	$-	$-	$6,716
Operating income (loss)	$(2,361)	$2,455	$-	$-	$94
Depreciation expense	$565	$30	$-	$-	$595
Three Months Ended January 31, 2008
Revenue from external customers	$4,219	$17,679	$-	$-	$21,898
Revenue from intersegments	$-	$-	$-	$-	$-
Cost of revenue	$1,879	$12,971	$-	$-	$14,850
Gross margin	$2,340	$4,708	$-	$-	$7,048
Operating income (loss)	$(1,523)	$3,256	$-	$-	$1,733
Depreciation expense	$337	$18	$-	$-	$355
Six Months Ended January 31, 2009
Revenue from external customers	$9,823	$26,113	$-	$-	$35,936
Cost of revenue	$4,195	$20,342	$-	$-	$24,537
Gross margin	$5,628	$5,771	$-	$-	$11,399
Operating income (loss)	$(3,792)	$2,623	$-	$-	$(1,169)
Depreciation expense	$1,106	$54	$-	$-	$1,160
Six Months Ended January 31, 2008
Revenue from external customers	$8,628	$23,572	$-	$-	$32,200
Revenue from intersegments	$204	$-	$-	$(204)	$-
Cost of revenue	$3,303	$17,300	$-	$-	$20,603
Gross margin	$5,325	$6,272	$-	$-	$11,597
Operating income (loss)	$(2,397)	$3,779	$(1,414)	$-	$(32)
Depreciation expense	$471	$33	$-	$-	$504

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

In September 2007, the Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France.  The action asserted statutory claims under the French Intellectual Property Code seeking monetary damages and injunctive relief.  On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction, which such motion was denied on October 15, 2008; the Company has appealed such denial and a hearing is scheduled for March 20, 2009.  On January 6, 2009, the Company filed a writ of summons for summary proceedings (the “Writ of Summons”) seeking the withdrawal of two orders dated April 3, 2007 and June 19, 2007 (the “Orders”) by which the Court assigned, at the request of the SPPF, a legal Bailiff to collect evidence in the case.  The Court conducted hearings regarding the Writ of Summons on January 28, 2009 and February 11, 2009, and, on March 4, 2009, the Court withdrew the Orders and voided the Bailiff’s reports based thereon.  The SPPF has until March 19, 2009 to appeal the Court’s withdrawal of the Orders.  The Company continues to believe that it has meritorious defenses to the action and intends to defend itself vigorously.

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

13.  Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2009.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2009.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; key metrics; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest significant resources in web site development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements and any share repurchases.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The following are the significant changes in our critical accounting estimates during the three and six months ended January 31, 2009 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Overview

We own and operate a network of media web sites, serving the IT professional, software development and open source communities.  Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities.  Our network of web sites include: SourceForge.net, Slashdot.org, ThinkGeek.com and freshmeat.net.  Combining user-developed content and e-commerce, we are the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

Our business consists of two operating segments:  Online Media and E-commerce.  Our Online Media segment provides web properties that serve as platforms for the creation, review, hosting and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties SourceForge.net, Slashdot.org and freshmeat.net to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing, and innovation in, the technology marketplace.  Our E-commerce segment sells technology themed retail products to technology professionals and enthusiasts through our ThinkGeek.com web site.

Our strategy for our Online Media business is to attract more users and increase engagement.  Since July 31, 2008, SourceForge.net has provided a framework for hosted application services and has provided projects with access to a variety of applications commonly associated with open source software development.  We have also released new ad products to engage our users with interactive content and rich media and a new sponsorship product.  We currently use the following key metrics which are derived from data provided by Google Analytics:

	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Pages per Unique (per Month)	4.2	4.5	4.3	4.6
Pages per Visit	2.4	2.4	2.4	2.4
Revenue per User (RPU) (1)	$0.48	$0.50	$0.54	$0.52
Revenue per Page (RPM)	$9.59	$9.36	$10.59	$9.31

Page Views (thousands)	459,218	450,595	927,592	926,810
Unique Visitors (thousands) (2)	36,424	33,425	36,102	33,339

(1)	– Revenue per User (“RPU”) is an annualized amount based on revenue and unique users during the period presented.
(2)
– Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month.

Media companies have historically reported page views as a metric seeking to measure users’ level of engagement.  Since the introduction of a new web technology, known as asynchronous JavaScript and XML (“AJAX”) which allows users to browse web sites without loading a new page, page views have generally declined for the same, or even higher, level of activity.  We have begun to implement this technology and as we increase our adoption we may experience associated fluctuations in page views.  As the measures of engagement utilized by media companies evolve to include elements such as time or number of visits in addition to or in lieu or page views, we expect that our reported metrics may also evolve.

Our E-commerce business strategy is to increase revenue and gross margins by expanding the range of new and innovative products we sell, including product developed by us, and by attracting increased traffic to our site.

Our E-commerce sales continue to be primarily attributable to customers located in the United States of America.

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

The following table sets forth our operating results or the periods indicated as a percentage of revenue, represented by selected items from the unaudited condensed consolidated statements of operations.  This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Online Media revenue	18.5%	19.3%	27.3%	26.8%
E-commerce revenue	81.5	80.7	72.7	73.2
Revenue	100.0%	100.0%	100.0%	100.0%
Online Media cost of revenue	8.4	8.6	11.7	10.3
E-commerce cost of revenue	63.4	59.2	56.6	53.7
Cost of revenue	71.8	67.8	68.3	64.0
Gross margin	28.2	32.2	31.7	36.0
Operating expenses:
Sales and marketing	12.3	9.5	14.2	12.0
Research and development	6.7	4.6	8.5	5.8
General and administrative	8.8	10.1	12.3	13.9
Restructuring costs	-	-	-	4.4
Total operating expenses	27.8	24.2	35.0	36.1
Income (loss) from operations	0.4	8.0	(3.3)	(0.1)
Interest and other income, net	2.4	2.9	3.8	4.1
Income before income taxes	2.8	10.9	0.5	4.0
Provision for income taxes	0.6	0.9	0.3	0.6
Net Income	2.2%	10.0%	0.2%	3.4%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
($ in thousands)
Online Media revenue	$4,406	$4,219	$9,823	$8,628	4%	14%
E-commerce revenue	19,445	17,679	26,113	23,572	10%	11%
Revenue	$23,851	$21,898	$35,936	$32,200	9%	12%

Sales for the three and six months ended January 31, 2009 were primarily to customers located in the United States of America.

For the three and six months ended January 31, 2009 and January 31, 2008, respectively,  no one customer represented 10% or greater of revenue.  We expect that, in the future, revenue from Google Inc. (“Google”). may account for more than 10% of our revenue.

Revenue by Segment

Online Media Revenue

	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
($ in thousands)
Direct sales	$2,668	$3,207	$6,165	$6,698	(17)%	(8)%
Ad Networks	1,519	825	3,094	1,556	84%	99%
Other	219	187	564	374	17%	51%
Online Media revenue	$4,406	$4,219	$9,823	$8,628	4%	14%

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

Direct sales revenue for the three months ended January 31, 2009 decreased $0.5 million as compared with the three months ended January 31, 2008.  The decrease was primarily due to decreases in revenue from advertisers whose campaigns were not renewed or who chose not to advertise during the three months ended January 31, 2009.  The increase in Ad Networks revenue for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 was due to increased revenue from Google as we continue to optimize our web sites to increase yields from Google and other Ad Networks.  The increase in Other for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 was primarily due to an increase in revenue generated by our United Kingdom’s reseller and to a lesser extent to revenue from other resellers.

Direct sales revenue for the six months ended January 31, 2009 decreased $0.5 million as compared with the six months ended January 31, 2008.  The decrease was primarily due to decreases in revenue from advertisers whose campaigns were not renewed or who chose not to advertise primarily during the three months ended January 31, 2009.  The increase in Ad Networks revenue for the six months ended January 31, 2009 as compared to the six months ended January 31, 2008 was due to increased revenue from Google as we continue to optimize our web sites to increase yields from Google and other Ad Networks.  The increase in Other for the six months ended January 31, 2009 as compared to the six months ended January 31, 2008 was primarily due to an increase in revenue generated by our United Kingdom’s reseller and to a lesser extent to revenue from other resellers.

E-commerce Revenue

	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months

E-commerce revenue (in thousands)	$19,445	$17,679	$26,113	$23,572	10%	11%
Percentage of total revenue	82%	81%	73%	73%
Number of Orders	310,785	248,777	406,593	330,173	25%	23%
Avg. order size	$62.56	$71.06	$64.22	$71.39	(12)%	(10)%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The growth in E-commerce revenue during the three months ended January 31, 2009, as compared to the three months ended January 31, 2008, was primarily due to a 25% increase in the number of orders year-over-year, offset in part by a 12% decrease in the average order size.  The growth during the six months ended January 31, 2009, as compared to the six months ended January 31, 2008, was primarily due to a 23% increase in the number of orders year-over-year, offset in part by a 10% decrease in the average order size.  The increase in the number of orders was primarily driven by demand for ThinkGeek’s innovative products.  The decrease in average order size was due to lower price points on products purchased as well as lower shipping revenue per order as customers took advantage of our free shipping promotions and a general decline in shipping costs.

Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
Cost of revenue	$17,135	$14,850	$24,537	$20,603	15%	19%
Gross margin	6,716	7,048	11,399	11,597	(5)%	(2)%
Gross margin %	28%	32%	32%	36%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product costs associated with our E-commerce business.

Gross margins decreased for the three and six months ended January 31, 2009 as compared with the three and six months ended January 31, 2008, due primarily to increases in our  E-commerce cost of revenue.  Gross margin percentage for the three months and six months ended January 31, 2009 decreased as compared with the three and six months ended January 31, 2008, due primarily to increases in our E-commerce cost of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
Online Media cost of revenue	$2,005	$1,879	$4,195	$3,303	7%	27%
Online Media gross margin	2,401	2,340	5,628	5,325	3%	6%
Online Media gross margin %	54%	55%	57%	62%
Headcount	21	22	21	22

Online Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.  The decrease in Online Media gross margin percentages for the three months ended January 31, 2009, as compared to the three months ended January 31, 2008, was primarily driven by increases in amortization of internally developed software costs, ad serving costs and personnel related expenses.  The decrease in Online Media gross margin percentages for the six months ended January 31, 2009, as compared to the six months ended January 31, 2008, was primarily driven by increases in amortization of internally developed software costs, depreciation of equipment for our data center, ad serving costs and personnel related expenses.  Our data center costs increased due to increased infrastructure requirements and depreciation as we purchased equipment for our new data center. Our ad serving costs increased as we added headcount to develop and serve our premium products, which require more effort to produce.

Our Online Media cost of revenue may increase in absolute dollars as we incur ongoing operating costs for our sites.  To the extent that Online Media revenue does not increase proportionately or even declines, our Online Media gross margins may decline.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
($ in thousands)
E-commerce cost of revenue	$15,130	$12,971	$20,342	$17,300	17%	18%
E-commerce gross margin	4,315	4,708	5,771	6,272	(8)%	(8)%
E-commerce gross margin %	22%	27%	22%	27%
Headcount	20	15	20	15

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.  The increase in E-commerce cost of revenue during the three months ended January 31, 2009, as compared to the three months ended January 31, 2008, was primarily due to increased product costs, fulfillment and shipping costs as well as increased operating costs.  These increases were primarily the result of increased number of orders.  The decrease in the gross margin percentage was primarily due to lower product gross margins resulting from sales of slower moving inventory at discounted margins and other incentives offered and increased operating expenses, primarily due to additional headcount and related costs to provide customer service and to identify and source new products.

The increase in E-commerce cost of revenue during the six months ended January 31, 2009, as compared to the six months ended January 31, 2008 was primarily due to increased product costs, shipping and fulfillment costs and increased operating costs.  These increases were primarily the result of increased number of orders.  The decrease in the gross margin percentage was primarily due to lower product gross margins resulting from sales of slower moving inventory at discounted margins and other incentives offered and increased operating expenses, primarily due to additional headcount and related costs to provide customer service and to identify and source new products and to a lesser extent to increases in shipping and fulfillment costs as a percentage of the reduced average order size.

We expect E-commerce cost of revenue in absolute dollars to grow as E-commerce operating costs increase in the future, while E-commerce gross margin percentages may fluctuate depending on the sales promotions offered and mix of products sold.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities and trade shows.

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
Sales and Marketing	$2,939	$2,083	$5,091	$3,874	41%	31%
Percentage of total revenue	12%	10%	14%	12%
Headcount	32	24	32	24

The increase in S&M expenses in the three months ended January 31, 2009, as compared to the three months ended January 31, 2008, was primarily due to increases in headcount and related expenses of $0.5 million and marketing expenses of $0.4 million.  The increase in headcount was primarily due to an increase in sales personnel.  The increase in marketing expenses was due to printing and mailing of our E-commerce catalog and other discretionary marketing programs.

The increase in S&M expenses in the six months ended January 31, 2009, as compared to the six months ended January 31, 2008, was primarily due to increases in headcount and related expenses of $0.7 million and marketing expenses of $0.5 million.  The increase in headcount was primarily due to an increase in sales personnel.  The increase in marketing expenses was due to printing and mailing of our E-commerce catalog and other discretionary marketing programs.

We expect future S&M expenses to decrease in absolute dollars due to decreased headcount in our sales force.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment.  We expense all of our R&D costs as they are incurred; however, certain costs, including personnel related expenses incurred in the development of internal-use software, were capitalized.

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
Online Media	$1,425	$940	$2,766	$1,701	52%	63%
E-commerce	161	77	300	169	109%	78%
Research and Development	$1,586	$1,017	$3,066	$1,870	56%	64%
Percentage of total revenue	7%	5%	9%	6%
Headcount	38	25	38	25

R&D expense increased by $0.6 million in absolute dollars in the three months ended January 31, 2009, as compared to the three months ended January 31, 2008.  Online Media R&D expenses increased by $0.5 million, primarily due to increased headcount related costs as well as $0.1 million of costs previously capitalized as internally-developed software during the three months ended January 31, 2008. We expect R&D expenses to increase in absolute dollars and may also increase as a percentage of revenue in the future.

R&D expense increased by $1.2 million in absolute dollars in the six months ended January 31, 2009, as compared to the six months ended January 31, 2008.  Online Media R&D expenses increased by $1.1 million, primarily due to $0.6 million previously capitalized as internally-developed software during the six months ended January 31, 2008 and headcount related costs of $0.5 million.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. We did not capitalize any internal use software costs for the three and six months ended January 31, 2009.  We capitalized $0.1 million and $0.6 million, respectively, of internal use software costs for the three and six months ended January 31, 2008.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Six Months Ended
($ in thousands)	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
General and Administrative	$2,097	$2,215	$4,411	$4,471	(5)%	(1)%
Percentage of total revenue	9%	10%	12%	14%
Headcount	22	20	22	20

General and administrative expenses did not change significantly during the three and six months ended January 31, 2009 as compared to the three and six months ended January 31, 2008.  During the three and six month period ended January 31, 2009, increases in headcount and related expenses, including stock-based compensation, of $0.2 million were offset by reductions in accounting fees and printing costs.

General and administrative expenses are not expected to fluctuate significantly in the future.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During fiscal 2008, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $3.9 million as of January 31, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at
	Beginning of Period	Restructuring Charges	Cash Payments	Other	Balance at End of Period
For the six months ended January 31, 2009	$5,232	$-	$(1,405)	$55	$3,882

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months

Interest Income	$66	$720	$249	$1,470	(91)%	(83)%
Interest Expense	(26)	(89)	(55)	(145)	(71)%	(62)%
Other Income, net	539	4	1,167	7	*	*
Interest and other income, net	$579	$635	$1,361	$1,332	(9)%	2%

* not meaningful

The decrease in interest income for the three and six months ended January 31, 2009, as compared to the three and six months ended January 31, 2008, was due to as a result of reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.

Interest expense for the three and six months ended January 31, 2009 results from accretion of our accrued restructuring charge, while interest expense for the three and six months ended January 31, 2008 was primarily due to interest expense on a legal settlement which was paid in January 2008.

The increase in other income for the three months ended January 31, 2009 was primarily due to a $0.5 million gain on the sale of our investment in VA Linux Systems Japan, K.K. (“VA Japan”), while the increase in other income for the six months ended January 31, 2009 includes the gain on sale of investment and the effect of our fair value accounting for certain of our assets.

Income Taxes

	Three Months Ended		Six Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	% Change Three Months	% Change Six Months
($ in thousands)
Provision for income taxes	$142	$203	$106	$205	(30)%	(48)%

Our Provision for Income Taxes in comprised primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The decrease in the provision for income taxes for the three and six months ended January 31, 2009, as compared to the three and six months ended January 31, 2008, was due to the decrease in pre-tax income.  As of January 31, 2009, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2026 and fiscal year 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Six Months Ended January 31,
($ in thousands)	2009	2008
Net cash provided by (used in):
Continuing operations:
Operating activities	$6	$3,154
Investing activities	3	10,149
Financing activities	(3,344)	(34)
Discontinued operations	-	59
Net increase (decrease) in cash and cash equivalents	$(3,335)	$13,328

Our principal sources of cash as of January 31, 2009 are our existing cash, cash equivalents and investments of $48.5 million, which excludes restricted cash of $1.0 million. Cash and cash equivalents decreased by $3.3 million, and investments decreased by $0.9 million at January 31, 2009 when compared to July 31, 2008. This total decrease was primarily due to cash used to repurchase common stock of $3.2 million and repurchase common stock for taxes upon the vesting of restricted stock awards of $0.1 million.

Operating Activities

Net cash from operating activities was insignificant for the six months ended January 31, 2009.  Net cash provided by operating activities was primarily due to stock-based compensation of 1.5 million and depreciation expenses of $1.2 million, resulting from network equipment purchased for our new data center, a decrease in accounts receivable of $0.6 million and an increase in accrued liabilities of $0.4 million, offset substantially by decreases in accrued restructuring liabilities of $1.4 million and accounts payable of $0.7 million, increases in prepaid expenses and other assets of $0.4 million and inventory of $0.1 million, a $0.5 million gain on the sale of our  investment in VA Japan, and non-cash change in fair value of assets of $0.6 million.  The decrease in accounts receivable is primarily the result of improved collection efforts.

Net cash provided by operating activities of $3.2 million for the six months ended January 31, 2008 was primarily due to net income of $1.1 million, non-cash restructuring charges of $1.4 million, stock-based compensation of $1.0 million and depreciation expenses of $0.5 million, resulting from network equipment purchased for our new data center, and a decrease in accounts receivable of $1.3 million, partially offset by increases in inventory of $1.1 million and decreases in accrued liabilities and other long-term liabilities of $1.1 million.  The decrease in accounts receivable was primarily the result of improved collection efforts. The increase in inventory was due to higher product sales from our E-Commerce business and the decreases in accrued liabilities and other long-term liabilities are primarily related to the reclassification of $1.0 million of accrued rent related to our Fremont, California facility to restructuring reserve.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash usage related to purchases of property and equipment for the six months ended January 31, 2009 was primarily due to purchase of property and equipment of $0.9 million.  The purchase of equipment was related to our data center.  We also generated proceeds of $0.9 million from the sale of our investment in VA Linux Japan, K.K.

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

Financing Activities

Our financing activities are primarily comprised of cash used to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008 and to a lesser extent to repurchases of our common stock for taxes upon the vesting of restricted stock awards, offset in part by proceeds from the sale of our common stock through equity incentive plans.

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

Restricted Cash

As of January 31, 2009 and July 31, 2008, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former Fremont facility lease.  The amount related to this letter of credit is recorded in the “Restricted cash” section of the condensed consolidated balance sheet.  The $1.0 million letter of credit will decline if the Company meets certain financial covenants.

Auction Rate Securities and UBS Right

At January 31, 2009, all of our investments were recorded at fair value in accordance with FAS 157. As defined by FAS 157, a significant portion of our investments were classified as either Level 1 or Level 2; however, we classified $9.3 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”) as Level 3. The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.

Since February 2008, auctions for ARS have failed and, consequently, the investments are not currently liquid.  At January 31, 2009, all of our ARS were rated AAA by a credit rating agency. We do not expect to need to access these funds in the short-term; however, in the event we are needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. In October 2008, we accepted an offer from UBS, our investment advisor, granting us the right to require UBS to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“Right”).  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  At January 31, 2009, our investment advisors provided a Level 3 valuation for these ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yields and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Based on this Level 3 valuation, we have recorded a loss on these investments of $1.5 million as of January 31, 2009.

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

Stock Repurchase Program

In October 2008 our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10 million of our common stock over a 12-month period.  Repurchased shares will be cancelled and retired.  The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2009 is summarized as follows (in thousands, except per-share amounts):

		Weighted-
	Shares	Average Price	Amount
Six Months Ended January 31, 2009	Repurchased	per Share	Repurchased
Repurchase of common stock	4,523	$0.71	$3,211

Cumulative balance at January 31, 2009	4,523	$0.71	$3,211

Liquidity

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, capital projects to expand our support systems and infrastructure, our repurchase of common stock, potential acquisitions and other factors.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of January 31, 2009 (in thousands):

		Fiscal years ending July 31,
	Total	2009	2010 and 2011	2012 and 2013
Gross Operating Lease Obligations	$7,453	$2,257	$4,464	$732
Sublease Income	(1,493)	(555)	(938)	-
Net Operating Lease Obligations	5,960	1,702	3,526	732

Purchase Obligations	1,903	1,903	-	-
Total Obligations	$7,863	$3,605	$3,526	$732

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

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” FAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of FAS 160 will have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we have invested in may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, we maintain a portfolio of cash equivalents, short-term investments and long-term investments in limited category of securities, primarily treasury money market funds and government debt securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of January 31, 2009.  This table does not include money market funds.

(in thousands)	Maturing within three months to one year	Maturing greater than one year
As of January 31, 2009:
Short-term investments	$567
Weighted-average interest rate	1.66%
Long-term investments		$9,341
Weighted-average interest rate		1.11%

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

In September 2007, the Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France.  The action asserted statutory claims under the French Intellectual Property Code seeking monetary damages and injunctive relief.  On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction, which such motion was denied on October 15, 2008; the Company has appealed such denial and a hearing is scheduled for March 20, 2009.  On January 6, 2009, the Company filed a writ of summons for summary proceedings (the “Writ of Summons”) seeking the withdrawal of two orders dated April 3, 2007 and June 19, 2007 (the “Orders”) by which the Court assigned, at the request of the SPPF, a legal Bailiff to collect evidence in the case.  The Court conducted hearings regarding the Writ of Summons on January 28, 2009 and February 11, 2009, and, on March 4, 2009, the Court withdrew the Orders and voided the Bailiff’s reports based thereon.  The SPPF has until March 19, 2009 to appeal the Court’s withdrawal of the Orders.  The Company continues to believe that it has meritorious defenses to the action and intends to defend itself vigorously.

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

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods.  We are subject to the risks of relying on products manufactured outside the United States, including political unrest, trade restrictions, customs and tariffs, local business practice and political issues.  Additionally, significant reliance on foreign sources of productions increases the risk of issues relating to compliance with domestic or international labor standards, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

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

We do not currently have a formal disaster recovery plan and our E-commerce related computer and communications systems are located in a single data center near Chicago, Illinois.   Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.  If our ThinkGeek.com web site experiences frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

Risks Related To Our Financial Results

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to online advertising and/or E-commerce spending;

•	the discretionary nature of our online media customers’ purchase and budget cycles;

•	the spending habits of our e-commerce customers;

•	the size and timing of online media customer orders;

•	long online media sales cycles;

•	our ability to retain skilled engineering, marketing and sales personnel;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

•	our ability to keep our web sites operational at a reasonable cost.

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

On October 16, 2008, Nasdaq implemented a temporary suspension of enforcement of its rules requiring companies to maintain a minimum bid price of $1.00 and a specified minimum market value of publicly held shares, and on December 19, 2008 Nasdaq extended this temporary suspension.  Following the additional extension, this moratorium is scheduled to remain in effect until April 20, 2009.  Currently, our common stock is trading below $1.00.  Beginning on April 23, 2009, if we are unable to satisfy Nasdaq's requirements for continued listing on the Nasdaq Global Market, our securities may be delisted from the Nasdaq Global Market. There can be no assurances that we will satisfy the standards to regain compliance. The delisting of our common stock from the Nasdaq Global Market may have a material adverse effect on us by, among other things, reducing:

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

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue accounting pronouncements, guidelines and interpretations regarding accounting pronouncements.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  In particular, new accounting pronouncements and varying interpretations of existing pronouncements on fair value accounting, revenue recognition, share-based payments and financial instruments have occurred with frequency, may occur in the future and could impact our revenue and results of operations.  The SEC has recently announced that they will issue a proposed a roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS“). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operations and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

Although we generated cash from operating activities during the six months ended January 31, 2009, we have historically experienced annual cash shortfalls.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated net income of $0.01 million during the six months ended January 31, 2009, we have an accumulated deficit of $737.2 million as of January 31, 2009.  We expect to incur net losses during the remainder of our fiscal 2009, which ends on July 31, 2009 and expect to incur a net loss for fiscal 2009.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

We are subject to macroeconomic fluctuations in the U.S. economy and elsewhere.  Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in sales revenue. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Recent macroeconomic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business.  In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results.  Purchases of our online advertising and E-commerce products are discretionary.  If the economic climate deteriorates, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales.  There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures negatively impacting our operations; and increased expense or inability to obtain future financing.

If the negative macroeconomic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of January 31, 2009 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of fiscal year 2009, which ended January 31, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $0.58 to $1.25 per share and the closing sale price on January 31, 2009, the last trading day of the second quarter of our fiscal year 2009, was $1.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended January 31, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
November 1, 2008 to November 30, 2008	4,487,564	$0.71
December 1, 2008 to December 31, 2008	35,400	$0.70
January 1, 2009 to January 31, 2009	-

Total	4,522,964	$0.71

(1)-On November 3, 2008, we announced that our Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $10 million of common stock through November 2009. During the second quarter of fiscal 2009, we repurchased and retired 4.5 million shares of our common stock at a weighted-average price of $0.71 per share for an aggregate purchase price of $3.2 million.

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 3, 2008 at our principal executive offices located at 650 Castro Street, Suite 450, Mountain View, California, 94101. Of the 68,636,090 shares of common stock outstanding as of October 6, 2008 (the record date), 59,569,964 shares (86.79%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election of two (2) Class III directors to our board of directors:

Name	For	Authority to Vote Withheld
Robert M. Neumeister, Jr.	57,944,510	1,625,454
David B. Wright	55,312,684	4,257,280

The following directors will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified Andrew Anker, Ram Gupta, Scott E. Howe, and Suzanne  M. Present.

2. The table below presents the results of voting regarding ratification of the appointment of Stonefield Josephson, Inc. as our registered independent public accounting firm for our fiscal year ending July 31, 2009.

For	Against	Abstain
57,678,086	1,633,058	128,720

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

10.19	Employment Agreement dated December 3, 2008 by and between the Registrant and Scott L. Kauffman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCEFORGE, INC.

By:	/s/ SCOTT L. KAUFFMAN.
Scott L. Kauffman.
President and Chief Executive Officer

By:	/s/ PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer
Date: March 12, 2009

EXHIBIT INDEX

Exhibit No.		Description

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

10.19 (1)	—	Employment Agreement dated December 3, 2008 by and between the Registrant and Scott L. Kauffman

(1)     Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 4, 2008