Form 10-Q
period 2008-12-31
SourceForge, Inc
filed 2009-06-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from August 1, 2008 to December 31, 2008.

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
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).   (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At May 31, 2009
Common Stock, $0.001 par value	60,477,322

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	July 31,
	2008	2008

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$41,074	$42,453
Accounts receivable, net of allowance of $0 and $52, respectively	4,418	4,413
Inventories	3,264	2,985
Prepaid expenses and other current assets	1,841	1,353
Total current assets	50,597	51,204
Property and equipment, net	4,748	4,800
Long-term investments	8,947	10,249
Restricted cash, non-current	1,000	1,000
Other assets	8,874	7,280
Total assets	$74,166	$74,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,021	$2,783
Accrued restructuring liabilities, current portion	2,862	2,788
Deferred revenue	591	585
Accrued liabilities and other	2,702	2,115
Total current liabilities	10,176	8,271
Other long-term liabilities	1,423	2,610
Total liabilities	11,599	10,881
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Common stock	65	69
Treasury stock	(331)	(193)
Additional paid-in capital	799,037	801,066
Accumulated other comprehensive income (loss)	9	(597)
Accumulated deficit	(736,213)	(736,693)
Total stockholders’ equity	62,567	63,652
Total liabilities and stockholders’ equity	$74,166	$74,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Five Months Ended December 31,
	2008	2007
Revenue:
Online Media revenue, including $311 and $380 of related party revenue, respectively	$8,481	$7,205
E-commerce revenue	23,994	21,148
Revenue	32,475	28,353
Cost of revenue:
Online Media cost of revenue	3,567	2,610
E-commerce cost of revenue	18,374	15,179
Cost of revenue	21,941	17,789
Gross margin	10,534	10,564
Operating expenses:
Sales and marketing	4,326	3,282
Research and development	2,528	1,484
General and administrative	3,780	3,773
Restructuring costs	-	1,414
Total operating expenses	10,634	9,953
Income (loss) from operations	(100)	611
Interest and other income, net	1,353	1,143
Income before income taxes	1,253	1,754
Provision for income taxes	173	219
Net income	$1,080	$1,535

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Shares used in per share calculations:
Basic	66,525	67,413
Diluted	66,648	68,116

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Five Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,080	$1,535
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	960	352
Stock-based compensation expense	1,177	880
Provision for bad debts	(52)	58
Provision for excess and obsolete inventory	(77)	(38)
Loss on sale of assets	-	5
Gain on sale of investment	(548)	-
Non-cash restructuring expense	-	1,414
Changes in fair value of financial assets	(601)	-
Changes in assets and liabilities:
Accounts receivable	47	1,473
Inventories	(202)	(1,379)
Prepaid expenses and other assets	(567)	117
Accounts payable	1,238	2,174
Accrued restructuring liabilities	(1,116)	(155)
Deferred revenue	6	45
Accrued liabilities and other	587	(418)
Other long-term liabilities	3	(703)
Net cash provided by operating activities	1,935	5,360
Cash flows from investing activities:
Purchase of property and equipment	(907)	(2,111)
Purchase of marketable securities	(8)	(14,457)
Maturities or sales of investments and marketable securities	935	27,890
Net cash provided by investing activities	20	11,322
Cash flows from financing activities:
Proceeds from issuance of common stock	-	33
Repurchase of common stock	(3,348)	(85)
Net cash used in financing activities	(3,348)	(52)
Cash flows from discontinued operations:
Net cash provided by operating activities	-	50
Net cash provided by discontinued operations	-	50
Net increase (decrease) in cash and cash equivalents	(1,393)	16,680
Cash and cash equivalents, beginning of period	41,904	8,357
Cash and cash equivalents, end of period	$40,511	$25,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Overview

On April 29, 2009, SourceForge, Inc. (“SourceForge” or the “Company”) changed its fiscal year-end from July 31 to December 31 retroactive to December 31, 2008.  These unaudited condensed consolidated financial statements reflect the results for the five month transition period from August 1, 2008 through December 31, 2008, as well as the results for the five month period from August 1, 2007 through December 31, 2007.

SourceForge, Inc. (“SourceForge” or the “Company”) owns and operates a network of media web sites, serving the IT professional, software development and open source communities.  Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities.  The Company’s network of web sites includes: SourceForge.net, Slashdot.org, ThinkGeek.com, fossfor.us and freshmeat.net.  Combining user-developed content and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

The transition period financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of July 31, 2008 has been derived from audited financial statements, and the transition period unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2008, its results of operations for the five months ended December 31, 2008 and December 31, 2007 and its cash flows for the five months ended December 31, 2008 and December 31, 2007 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the prior fiscal year ended July 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made.  Different estimates that reasonably could have been used, or changes in accounting estimates, could materially impact the financial statements.

There have been no significant changes to the Company’s critical accounting estimates during the five months ended December 31, 2008 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the prior fiscal year ended July 31, 2008, except for effective August 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements” (“FAS 157”) and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“FAS 159”).  As permitted by FAS 159, The Company has elected the fair value option for its Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of FAS 159, the Company reduced accumulated other comprehensive loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its accumulated deficit.

Principles of Consolidation
The interim financial information presented in this Transition Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At December 31, 2008, the Company owned approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, this investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

Related-party revenue associated with CollabNet was $0.3 million and $0.4 million for the five months ended December 31, 2008 and December 31, 2007, respectively.

In December 2008, the Company sold its investment in VA Linux Systems Japan, K.K. for $0.9 million and has included the associated gain of $0.5 million as other income.

Foreign Currency Translation
The Company has a wholly-owned foreign subsidiary, SourceForge Europe, which is located in Belgium.  The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency.  For the periods presented, no revenue or expenses resulted from this entity.  At December 31, 2008 the Company had a foreign cash balance of $0.02 million.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of December 31, 2008 the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information
Statement of Financial Accounting Standards (“FAS”) 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  FAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance.  The Company’s chief decision-making group, as defined under FAS 131, is the Chief Executive Officer and the executive team.  The Company currently operates as two reportable business segments:  Online Media and E-commerce.

The Company markets its Online Media products in the United States through its direct sales force and with respect to international Online Media sales, through representatives in the United Kingdom, Europe and Australia.  The Company markets its E-commerce products through its web site.  Revenue for the five months ended December 31, 2008 and December 31, 2007, respectively, was generated primarily from sales to customers in the United States.

Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“the FASB”) issued FAS No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  Effective August 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities.  The adoption of FAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently assessing the impact that the application of FAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active, which was effective when issued.  In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) which further defines key considerations regarding the determination of fair value when markets are not active.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively, and early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact that the application of FSP 157-4 to the fair value of its financial instruments, which will be dependent in part on the market conditions at adoption, and thereafter.

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

Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist principally of cash deposited in money market and checking accounts as well as treasury bills.

Investments
The Company accounts for its investments under the provisions of FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in highly-liquid financial instruments with remaining maturities greater than three months and less than one year are classified as short-term investments.  Financial instruments with remaining maturities greater than one year are classified as long-term investments.

Marketable securities classified as available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity, until realized.  Realized gains and losses on investments are computed based upon specific identification and are included in interest and other income (expense), net.  Investments designated as trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.  Non-marketable equity securities are accounted for at historical cost.

Other-Than-Temporary Impairment.
All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from the sale of consumer goods in accordance with SAB No. 104, “Revenue Recognition.”  Under SAB No. 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products.  At December 31, 2008 and December 31, 2007, the Company has recorded a reserve of $0.2 million and $0.2 million, respectively, for such returns.

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season.  In the past several years, a substantial portion of the Company’s E-commerce revenue has occurred in the Company’s fourth calendar quarter which begins on October 1 and ends on December 31.  The five month transition periods ended December 31, 2008 and December 31, 2007 include the year-end holiday shopping season.  As is typical in the retail industry, the Company generally experiences lower monthly E-commerce revenue during the remainder of the year.  The Company’s E-commerce revenue in a particular period is not necessarily indicative of future E-commerce revenue for a subsequent quarter or its full fiscal year.

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

No internal use software costs were capitalized for the five months ended December 31, 2008.  For the five months ended December 31, 2007, $0.6 million of internal use software costs were capitalized

Income Taxes
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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes.  As of the adoption date and December 31, 2008, it was not necessary to accrue interest and penalties related to the uncertain tax positions.  For unrecognized tax benefits that exist at December 31, 2008, the Company does not anticipate any significant changes within the next twelve months.  The Company is not currently under federal, state or foreign income tax examination.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Intangibles
Intangible assets are amortized on a straight-line basis over three to five years.  As of December 31, 2008 intangible assets were fully amortized.

Inventories
Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of December 31, 2008, one advertising agency accounted for 11% of the Company’s gross accounts receivable.

For the five months ended December 31, 2008 and December 31, 2007, respectively, no one customer represented more than 10% of revenue.  The Company expects that, in the future, revenue from Google Inc. may account for more than 10% of revenue.

3.	Composition of Certain Balance Sheet Components

Property and equipment, net consist of the following (in thousands):

	December 31,	July 31,
	2008	2008
Computer and office equipment (useful lives of 2 to 3 years)	$5,846	$5,068
Furniture and fixtures (useful lives of 2 to 4 years)	92	87
Leasehold improvements (useful lives of lesser of estimated life or lease term)	58	53
Software (useful lives of 2 to 5 years)	2,778	2,662
Total property and equipment	8,774	7,870
Less: Accumulated depreciation and amortization	(4,026)	(3,070)
Property and equipment, net	$4,748	$4,800

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other assets consist of the following (in thousands):

	December 31,	July 31,
	2008	2008
Equity investments	$6,564	$6,951
ARS Right	1,903	-
Other	407	329
Other assets	$8,874	$7,280

Other long-term liabilities consist of the following (in thousands):

	December 31,	July 31,
	2008	2008
Accrued restructuring liabilities, net of current portion	$1,254	$2,444
Other long-term liabilities	169	166
Other long-term liabilities	$1,423	$2,610

4.	Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other income in the statement of operations or other comprehensive gain or loss in stockholders’ equity.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2008			July 31, 2008
	Adjusted	Unrealized	Estimated	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Cash and cash equivalents:
Cash	$4,898	$-	$4,898	$3,022	$-	$3,022
Money market funds	35,613	-	35,613	21,936	-	21,936
Government securities	-	-	-	16,945	1	16,946
Total cash and cash equivalents	$40,511	$-	$40,511	$41,903	$1	$41,904

Short-term investments:
Corporate securities	567	(4)	563	560	(11)	549
Total cash, cash equivalents and short-term investments	$41,078	$(4)	$41,074	$42,463	$(10)	$42,453

Long-term investments:
Government securities	10,850	(1,903)	8,947	10,850	(601)	10,249
Total long-term investments	$10,850	$(1,903)	$8,947	$10,850	$(601)	$10,249

Restricted cash, non-current	$1,000	$-	$1,000	$1,000	$-	$1,000

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The maturities of the Company’s securities at December 31, 2008 are as follows (in thousands):

December 31,
2008
Due less than 90 days	$555
Due between 90 days and one year	8
Due more than one year	8,947
Total investments	$9,510

5.	Fair Value Measurements

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$35,613	$-	$-	$35,613
Corporate debt	-	555	8	563
Municipal bonds	-	-	8,947	8,947
ARS Right	-	-	1,903	1,903

Total	$35,613	$555	$10,858	$47,026

Amounts included in:
Cash, cash equivalents and short-term investments	$35,613	$555	$8	$36,176
Long-term investments	-	-	8,947	8,947
Other assets	-	-	1,903	1,903

Total	$35,613	$555	$10,858	$47,026

Level 3 assets include municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds tied to short-term interest rates.  In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  At December 31, 2008, all of the Company’s ARS were rated AAA, the highest credit rating, by at least one rating agency.  In October 2008, the Company accepted an offer (the “ARS Right”) from UBS AG (“UBS”), its investment provider, to sell at par value auction-rate securities originally purchased from UBS ($10.8 million) at any time during a two-year period beginning June 30, 2010.  The Company has valued the ARS Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The ARS were valued utilizing a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model are based on data available as of December 31, 2008 and include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Effective August 1, 2008, the Company adopted FAS 159.  In conjunction with the adoption of FAS 159, the Company elected the fair value option for its ARS and the ARS Right, upon acceptance thereon.  Since the ARS Right is directly related to the ARS investments, the Company elected the fair value option for these financial assets.  In conjunction with the adoption of FAS 159, the Company reduced its Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.  The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
Balance at August 1, 2008	$10,249
Gain on other assets	1,903
Loss on long-term investments	(1,302)
Purchases	8

Balance at December 31, 2008	$10,858

6.	Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California and has recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs.  The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow.  The restructuring liability of $4.1 million as of December 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the five months ended December 31, 2008	$5,232	$(1,163)	$47	$4,116

Below is a summary of the components of the restructuring liability (in thousands):

	Short-Term	Long-Term	Total Liability
As of December 31, 2008	$2,862	$1,254	$4,116

7.	Computation of Per Share Amounts

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

FAS 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Five Months Ended December 31,
	2008	2007
Net income	$1,080	$1,535

Weighted average shares - basic	66,525	67,413
Effect of dilutive potential common shares	123	703
Weighted average shares - diluted	66,648	68,116

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potential common shares have been excluded from the calculation of diluted net income per share for all periods presented because they are anti-dilutive (in thousands):

	Five Months Ended December 31,
	2008	2007
Anti-dilutive securities:
Options to purchase common stock	6,270	4,642
Unvested restricted stock purchase rights	931	749
Total	7,201	5,391

8.	Comprehensive Income

Comprehensive income is comprised of net income and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Five Months Ended December 31,
	2008	2007
Net income	$1,080	$1,535

Unrealized gain (loss) on marketable securities and investments	6	(179)
Comprehensive income	$1,086	$1,356

9.	Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program
In October 2008 the Company’s Board of Directors authorized a stock repurchase program, authorizing the Company to repurchase up to $10 million of its common stock over a 12-month period.  Repurchased shares will be cancelled and retired.  From October 2008 to December 31, 2008 a total of 4,522,964 shares were repurchased at a weighted-average price of $0.71 for an aggregate purchase price of $3.2 million.

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.”  In conjunction with the adoption of the 2007 Plan, no further awards can be made under the Equity Plans and 9,072,130 and 466,668 shares which were previously authorized under the 1998 Plan and the Directors’ Plan, respectively, were cancelled.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At December 31, 2008, a total of 1,905,725 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table summarizes option and restricted stock purchase rights activities from July 31, 2007 through December 31, 2008:

			Stock Options Outstanding
		Restricted		Weighted-	Weighted-
		Stock		Average	Average	Aggregate
		Purchase		Exercise	Remaining	Intrinsic
	Available	Rights	Number	Price per	Contractual	Value
	for Grant	Outstanding	Outstanding	Share	Term	($000's)
Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26
Authorized	5,250,000
Granted	(2,465,480)	580,000	1,305,480	$2.03
Exercised	-	-	(31,280)	$1.65
Restricted stock released	-	(350,420)	-	$-
Restricted stock repurchased	525,000	(262,500)	-	$-
Cancelled	(8,164,048)	-	(1,637,250)	$4.12
Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85
Granted	(2,790,500)	90,000	2,610,500	$0.72
Restricted stock released		(304,583)	-	$-
Restricted stock repurchased	253,333	(203,333)	-	$-
Cancelled	165,520	-	(166,875)	$3.80

Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91	6.27	$611
Exercisable at December 31, 2008			4,472,402	$4.22	3.52	$-

The aggregate intrinsic value in the above table is calculated as the excess of the December 31, 2008 official closing price of the Company’s stock of $0.90 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The total number of in-the-money options exercisable as of December 31, 2008 was insignificant.

As of December 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $4.4 million, which is expected to be recognized over the next 40 months on a weighted-average basis.  The total intrinsic value of options exercised for the five months ended December 31, 2008 and 2007 were insignificant. The Company issues new shares upon the exercise of options.

As of December 31, 2008,  866,664 shares have been issued pursuant to restricted stock purchase agreements at $0.001 per share.  As of December 31, 2008, total compensation cost related to stock purchase rights not yet recognized was $1.6 million which is expected to be recognized over the next 23 months on a weighted-average basis.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The options outstanding and currently exercisable by exercise price at December 31, 2008 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.23	-	$0.63	2,250	9.92	$0.63	-	$0.23
$0.63	-	$0.90	18	2.18	0.70	2	0.90
$0.90	-	$1.42	949	5.94	1.30	443	1.26
$1.45	-	$2.44	810	7.39	1.76	393	1.84
$2.44	-	$2.64	1,325	5.17	2.50	923	2.48
$2.64	-	$3.00	1,121	1.81	2.96	1,119	2.96
$3.00	-	$4.62	1,369	6.79	3.96	862	3.92
$4.62	-	$8.13	607	2.95	7.02	528	7.32
$8.13	-	$64.12	202	1.39	23.59	202	23.59

$0.23	-	$64.12	8,651	6.27	$2.91	4,472	$4.22

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Five Months Ended December 31,
	2008	2007
Included in cost of revenue:
Online Media cost of revenue	$99	$63
E-commerce cost of revenue	29	20
Total included in cost of revenue	128	83
Included in operating expenses:
Sales and marketing	221	121
Research and development	130	42
General and administrative	698	634
Total included in operating expenses	1,049	797

Total stock-based compensation expense	$1,177	$880

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the five months ended December 31, 2008 and December 31, 2007 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Five Months Ended December 31,
	2008	2007
Expected life (years)	5.63	4.21
Risk-free interest rate	1.94%	3.94%
Volatility	62.2%	60.2%
Dividend yield	None	None
Weighted-average fair value at grant date	$0.39	$1.29

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the five months ended December 31, 2008 and December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, based on historical experience.

10.	Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Online Media and E-commerce.

The Company’s Online Media segment consists of Internet websites serving the IT professional, software development and open source communities and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities.  The Company’s websites that comprise the Online Media segment include: SourceForge.net, Slashdot.org, fossfor.us and freshmeat.net.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other.”

(in thousands)	Online Media	E-commerce	Other	Total Company
Five Months Ended December 31, 2008
Revenue from external customers	$8,481	$23,994	$-	$32,475
Cost of revenue	$3,567	$18,374	$-	$21,941
Gross margin	$4,914	$5,620	$-	$10,534
Income (loss) from operations	$(2,943)	$2,843	$-	$(100)
Depreciation and amortization	$916	$44	$-	$960
Five Months Ended December 31, 2007
Revenue from external customers	$7,205	$21,148	$-	$28,353
Cost of revenue	$2,610	$15,179	$-	$17,789
Gross margin	$4,595	$5,969	$-	$10,564
Income (loss) from operations	$(1,822)	$3,847	$(1,414)	$611
Depreciation and amortization	$324	$28	$-	$352

During the time periods covered by the table above, the Company marketed its Online Media products in the United States through its direct sales force and its E-commerce products through its online web sites.

11.	Litigation

In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company’s initial public offering (“IPO”), were named as defendants in a shareholder lawsuit filed in the United States District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242.  The plaintiffs’ class action suit seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock from the time of the Company’s initial public offering in December 1999 through December 2000.

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of FAS 141(R) will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”).  FAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that the adoption of FAS 160 will have a material impact on its financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of 2010.  The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In April 2009, the FASB released three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS157.  FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities.  FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), increases the frequency of fair value disclosures.  All of the aforementioned FSPs are effective for interim or annual periods ending after June 15, 2009 and will be effective for the Company beginning with the third quarter of 2009.  The Company does not expect the adoption of these FSPs will have a material impact on its results of operations, financial position or its financial statement disclosures as applicable.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2009, the FASB issued FSP 165, “Subsequent Events” (“FAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FAS 165 is for interim or annual periods ending after June 15, 2009 and will be effective for the Company beginning with the third quarter of 2009.  The adoption of FAS 165 is not expected to have a material effect on the Company’s financial statements.

13.	Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002.  Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid.  As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products.  The term of these indemnification agreements is generally perpetual any time after execution of the agreement.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is insignificant.  Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

14.	Subsequent events

In March 2009, the Company recorded an impairment loss of $4.6 million relating to its investment in CollabNet.

In April 2009, the Company repurchased 3,700,000 shares of its common stock at $0.82 per share, for an aggregate purchase price of $3.0 million, pursuant to the stock repurchase program approved by the Board of Directors.

In June 2009, the Company acquired Ohloh Corporation, a privately-held company for cash of approximately $2.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Transition Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; key metrics; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our ability to integrate Ohloh Corporation's technology and employees; our intent to continue to invest significant resources in web site development; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements and any share repurchases.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Transition Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Transition Report on Form 10-Q.

Critical Accounting Estimates

The following are the significant changes in our critical accounting estimates during the five months ended December 31, 2008  as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Overview

On April 29, 2009, we changed our fiscal year-end from July 31 to December 31 retroactive to December 31, 2008.  These unaudited condensed consolidated financial statements reflect the results for the five month transition period from August 1, 2008 through December 31, 2008, as well as the results for the five month period from August 1, 2007 through December 31, 2007.

We own and operate a network of media web sites, serving the IT professional, software development and open source communities.  Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities.  Our network of web sites include: SourceForge.net, Slashdot.org, ThinkGeek.com, fossfor.us and freshmeat.net.  Combining user-developed content and e-commerce, we are the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

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

Our business consists of two operating segments:  Online Media and E-commerce.  Our Online Media segment provides web properties that serve as platforms for the creation, review, hosting and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties SourceForge.net, Slashdot.org, fossfor.us and freshmeat.net to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing, and innovation in, the technology marketplace.  Our E-commerce segment sells technology themed retail products to technology professionals and enthusiasts through our ThinkGeek.com web site.

Our strategy for our Online Media business is to attract more users, as measured by unique visitors, and increase the users’ engagement with our web sites, including increasing pages per visit and visits per month.  Since July 31, 2008, SourceForge.net has provided a framework for hosted application services and has provided projects with access to a variety of applications commonly associated with open source software development.  We have also released new ad products to engage our users with interactive content and rich media and a new sponsorship product.  We currently use the following key metrics which are derived from data provided by Google Analytics:

	Five Months Ended
	December 31, 2008	December 31, 2007

Unique Visitors per Month (in thousands) (1)(2)	36,141	33,053
Visits per Month (in thousands)(2)	63,933	62,554
Pages per Visit	2.4	2.5
Page Views per Month (in thousands)(2)	153,915	153,683

Revenue per Thousand Pages (RPM)	$11.02	$9.38
Revenue per User (RPU) (3)	$0.56	$0.52

(1)
– Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month.

(2)	– Per month amounts are the average calculated as the total amount for the period divided by the months in the period.
(3)	– Revenue per User (“RPU”) is an annualized amount based on revenue and unique users during the period presented.

Based on our review and analysis of metrics surrounding peer sites and our competitors, we believe that growth in engagement is a significant element of our strategy.  As such, a key element of our growth plans is to increase engagement.  Our metrics around engagement per user are an important measure, and we are focused on both growing the number of unique visitors and deepening the average levels of engagement.

Media companies have historically reported page views as a metric seeking to measure users’ level of engagement.  Since the introduction of a new web technology, known as asynchronous JavaScript and XML (“AJAX”) which allows users to browse web sites without loading a new page, page views have generally declined for the same, or even higher, level of activity.  We have begun to implement this technology and as we increase our adoption and change our sites to continue to make them easier to use and more accessible, we may experience associated fluctuations in page views.  As the measures of engagement utilized by media companies evolve to include elements such as time spent per visit or number of visits per month in addition to or in lieu or page views, we expect that our reported metrics may also evolve.

Our E-commerce business strategy is to increase revenue and gross margins by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site.

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

The following table sets forth our operating results for the periods indicated as a percentage of revenue, represented by selected items from the unaudited condensed consolidated statements of operations.  This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Transition Report on Form 10-Q.

	Five Months Ended December 31,
	2008	2007
Consolidated Statements of Operations Data:
Online Media revenue	26.1%	25.4%
E-commerce revenue	73.9	74.6
Revenue	100.0%	100.0%
Online Media cost of revenue	11.0	9.2
E-commerce cost of revenue	56.6	53.5
Cost of revenue	67.6	62.7
Gross margin	32.4	37.3
Operating expenses:
Sales and marketing	13.3	11.6
Research and development	7.8	5.2
General and administrative	11.6	13.3
Restructuring costs	-	5.0
Total operating expenses	32.7	35.1
Income (loss) from operations	(0.3)	2.2
Interest and other income, net	4.1	4.0
Income before income taxes	3.8	6.2
Provision for income taxes	0.5	0.8
Net Income	3.3%	5.4%

Revenue

The following table summarizes our revenue by business segment:

	Five Months Ended
	December 31, 2008	December 31, 2007	% Change Five Months
($ in thousands)
Online Media revenue	$8,481	$7,205	18%
E-commerce revenue	23,994	21,148	13%
Revenue	$32,475	$28,353	15%

Sales for the five months ended December 31, 2008 were primarily to customers located in the United States of America.

For the five months ended December 31, 2008 and December 31, 2007, respectively, no one customer represented 10% or greater of revenue.  We expect that, in the future, revenue from Google Inc. (“Google”) may account for more than 10% of our revenue.

Revenue by Segment

Online Media Revenue

	Five Months Ended
	December 31, 2008	December 31, 2007	% Change Five Months
($ in thousands)
Direct sales	$5,418	$5,698	(5%)
Ad Networks	2,576	1,209	113%
Other	487	298	63%
Online Media revenue	$8,481	$7,205	18%

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

Direct sales revenue for the five months ended December 31, 2008 decreased $0.3 million as compared with the five months ended December 31, 2007.  The decrease was primarily due to decreases of $2.5 million in revenue from advertisers whose campaigns were not renewed or who chose not to advertise during the five months ended December 31, 2008, offset in part by an increase of $2.2 million from advertisers who advertised more or who did not participate in campaigns during the five months ended December 31, 2007.  The increase in Ad Networks revenue for the five months ended December 31, 2008 as compared to the five months ended December 31, 2007 was due to increased revenue from Google as a result of optimization of our web sites to increase yields from our Google programs.  The increase in Other for the five months ended December 31, 2008 as compared to the five months ended December 31, 2007 was primarily due to an increase in revenue generated by our United Kingdom’s reseller and to a lesser extent to revenue from other resellers.

E-commerce Revenue

	Five Months Ended
	December 31, 2008	December 31, 2007	% Change Five Months
E-commerce revenue (in thousands)	$23,994	$21,148	13%
Percentage of total revenue	74%	75%
Number of shipments	368,393	296,723	24%
Avg. amount of order received	$68	$74	(8%)

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The growth in E-commerce revenue during the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was primarily due to a 24% increase in the number of shipments year-over-year, offset in part by a 9% decrease in the average value of those shipments.  The increase in the number of shipments was primarily driven by demand for new products, including ThinkGeek’s newly released innovative products.  The decrease in average shipment value was due to a combination of lower price points of the mix of products purchased, lower shipping revenue per order as customers took advantage of our free shipping promotions and a general decrease in shipping fees charged to customers.

Cost of Revenue/Gross Margin

	Five Months Ended
($ in thousands)	December 31, 2008	December 31, 2007	% Change Five Months
Cost of revenue	$21,941	$17,789	23%
Gross margin	10,534	10,564	0%
Gross margin %	32%	37%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product costs associated with our E-commerce business.

Gross margins decreased for the five months ended December 31, 2008 as compared with the five months ended December 31, 2007, due to increases in our E-commerce and media cost of revenue, partially offset by the increase in E-commerce and media revenue.  Gross margin percentage for the five months ended December 31, 2008 decreased as compared with the five months ended December 31, 2007, due to increases in our E-commerce and media cost of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Five Months Ended
($ in thousands)	December 31, 2008	December 31, 2007	% Change Five Months
Online Media cost of revenue	$3,567	$2,610	37%
Online Media gross margin	4,914	4,595	7%
Online Media gross margin %	58%	64%
Headcount	21	20

Online Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.  The decrease in Online Media gross margin percentages for the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was primarily driven by increases in depreciation and amortization expense of $0.6 million, personnel related expenses of $0.2 million and co-location expenses of $0.1 million.  Depreciation and amortization expense increased due to depreciation of the equipment we purchased for our data center and amortization of internally developed software.  Our personnel expenses increased as we added headcount to develop and serve our premium products, which require more effort to produce.

Our Online Media cost of revenue may increase in absolute dollars as we incur costs to deliver advertising campaigns and to operate our sites.  To the extent that Online Media revenue does not increase proportionately or even declines, our Online Media gross margins may decline.

E-commerce Cost of Revenue/Gross Margin

	Five Months Ended
	December 31, 2008	December 31, 2007	% Change Five Months
($ in thousands)
E-commerce cost of revenue	$18,374	$15,179	21%
E-commerce gross margin	5,620	5,969	(6%)
E-commerce gross margin %	23%	28%
Headcount	17	14

The increase in E-commerce cost of revenue during the five months ended December 31, 2008, as compared to five months ended December 31, 2007 was primarily due to increased product costs, shipping and fulfillment costs and operating costs.  These increases were primarily the result of an increase in the number of orders.  The decrease in the gross margin percentage was primarily due to lower product gross margins resulting from sales of slower moving inventory at discounted margins and other incentives offered and increased operating expenses, primarily due to additional headcount and related costs to provide customer service and to identify and source new products and to a lesser extent to increases in shipping and fulfillment costs as a percentage of the reduced average order size.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities and trade shows.

	Five Months Ended
($ in thousands)	December 31, 2008	December 31, 2007	% Change Five Months
Sales and Marketing	$4,326	$3,282	32%
Percentage of total revenue	13%	12%
Headcount	32	21

The increase in S&M expenses in the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was primarily due to increases in headcount and related expenses of $0.5 million, marketing expenses of $0.2 million and credit card fees of $0.2 million.  The increase in headcount was primarily due to an increase in sales personnel.  The increase in marketing expenses was due to printing and mailing of our E-commerce catalog and other discretionary marketing programs and the increase in credit card fees was due to an increase in our E-commerce revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment.  We expense all of our R&D costs as they are incurred; however, certain costs, including personnel related expenses incurred in the development of internal-use software, were capitalized.

	Five Months Ended
($ in thousands)	December 31, 2008	December 31, 2007	% Change Five Months
Online Media	$2,273	$1,337	70%
E-commerce	255	147	73%
Research and Development	$2,528	$1,484	70%
Percentage of total revenue	8%	5%
Headcount	35	25

R&D expense increased by $1.0 million in absolute dollars in the five months ended December 31, 2008, as compared to the five months ended December 31, 2007.  Online Media accounted for the majority of the increase including $0.3 million due to increased headcount related costs.  Additionally, during the five months ended December 31, 2007, certain development efforts of $0.6 million qualified for capitalization as development phase costs related to internally-developed software.  Our E-commerce R&D expense increased due to increases in headcount to further develop the web sites and their capabilities.

In accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. We did not capitalize any internal use software costs for the five months ended December 31, 2008.  We capitalized $0.6 million of internal use software costs for the five months ended December 31, 2007.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Five Months Ended
($ in thousands)	December 31, 2008	December 31, 2007	% Change Five Months
General and Administrative	$3,780	$3,773	0%
Percentage of total revenue	12%	13%
Headcount	19	19

General and administrative expenses did not change significantly during the five months ended December 31, 2008 as compared to the five months ended December 31, 2007.  During the five months ended December 31, 2008, increases in recruiting expenses of $0.2 million were offset by reductions in bad debt expenses of $0.1 million and facilities related expenses of $0.1 million.  The increase in recruiting expenses was due to recruiting fees for our new chief executive officer and the decrease in facilities fees is due to expenses related to the relocation of our corporate headquarters incurred during the five months ended December 31, 2007.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During five months ended December 31, 2007, we recorded a restructuring charge of $1.4 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In June 2008, we recorded an additional restructuring charge of $0.8 million for the reduction of sublease income potential of the remaining facility space our former corporate headquarters located in Fremont, California.  During five months ended December 31, 2008, we did not record any additional restructuring charges.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $4.1 million as of December 31, 2008 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at
	Beginning	Cash		Balance at
	of Period	Payments	Other	End of Period
For the five months ended December 31, 2008	$5,232	$(1,163)	$47	$4,116

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Five Months Ended
	December 31, 2008	December 31, 2007	% Change Five Months
Interest Income	$231	$1,224	(81%)
Interest Expense	(47)	(77)	(39%)
Other Income (Expense), net	1,169	(4)	*
Interest and other income, net	$1,353	$1,143	18%
* – Not meaningful

The decrease in interest income for the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was due to reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.

Interest expense for the five months ended December 31, 2008, results from accretion of our accrued restructuring charge, while interest expense for the five months ended December 31, 2007 was primarily due to interest expense on a legal settlement which was paid in January 2008.

The increase in other income for the five months ended December 31, 2008 was primarily due to the $0.6 million impact resulting from our fair value accounting for certain of our financial assets and a $0.5 million gain on the sale of our investment in VA Linux Systems Japan, K.K. (“VA Japan”).  The effect of our fair value accounting is a result of our recording the fair value of the right to sell our auction-rate securities to UBS at par value.  The gain on the sale of our investment is the result of our sale of our remaining ownership interest in VA Japan for $0.9 million in December 2008.

Income Taxes

	Five Months Ended
	December 31, 2008	December 31, 2007	% Change Five Months
($ in thousands)
Provision for income taxes	$173	$219	(21%)

Provision for income taxes consist primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The decrease in the provision for income taxes for the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was due to the decrease in pre-tax income.  As of December 31, 2008, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through fiscal year 2026 and fiscal year 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Five Months Ended December 31,
($ in thousands)	2008	2007
Net cash provided by (used in):
Continuing operations:
Operating activities	$1,935	$5,360
Investing activities	20	11,322
Financing activities	(3,348)	(52)
Discontinued operations	-	50
Net increase (decrease) in cash and cash equivalents	$(1,393)	$16,680

Our principal sources of cash as of December 31, 2008 were our existing cash, cash equivalents and investments of $50.0 million, which excludes restricted cash of $1.0 million.  Cash and cash equivalents decreased by $1.4 million, and investments decreased by $1.3 million at December 31, 2008 when compared to July 31, 2008. This total decrease was primarily due to cash used to repurchase common stock of $3.2 million and repurchase common stock for taxes upon the vesting of restricted stock awards of $0.1 million.

Operating Activities

Net cash from operating activities was $1.9 million for the five months ended December 31, 2008.  Net cash provided by operating activities was primarily due to net income of $1.1 million, increased by non-cash stock-based compensation of $1.2 million and depreciation expenses of $1.0 million, offset by a non-cash gain on sale of our investment in VA Japan of $0.5 million and change in fair value of financial assets of $0.6 million, related to our right to require our investment manager to purchase certain investments.  Additionally, changes in operating assets and liabilities had a negligible offsetting effect to operating cash flows.

Net cash provided by operating activities of $5.4 million for the five months ended December 31, 2007 was primarily due to net income of $1.5 million, non-cash restructuring charges of $1.4 million, stock-based compensation of $0.9 million and depreciation expenses of $0.4 million, resulting from network equipment purchased for our new data center, and a decrease in accounts receivable of $1.5 million, partially offset by increases in inventory of $1.4 million and decreases in accrued liabilities and other long-term liabilities of $1.3 million.  The decrease in accounts receivable was primarily the result of improved collection efforts.  The increase in inventory was due to our E-Commerce business’s higher product sales and efforts to sell inventory during their holiday season and the decreases in accrued liabilities and other long-term liabilities are primarily related to the reclassification of $1.0 million of accrued rent related to our Fremont, California facility to restructuring reserve.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash usage related to purchases of property and equipment for the five months ended December 31, 2008 was primarily due to purchase of property and equipment of $0.9 million, for our data center.  We also generated proceeds of $0.9 million from the sale of our investment in VA Japan.

Cash usage related to property and equipment purchases of $2.1 million for the five months ended December 31, 2007 was primarily due to the purchase of $1.4 million of equipment, internally developed software related to our Marketplace platform of $0.6 million and to a lesser extent leasehold improvement purchases.  The purchase of equipment was primarily related to equipment purchases for our data center and to a lesser extent to leasehold improvements related to the relocation of our corporate headquarters from Fremont to Mountain View.  We also generated net proceeds of $13.4 million from the sale of marketable securities investments which were converted to cash and cash equivalents.

Financing Activities

Our financing activities are primarily comprised of cash used to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008 and, to a lesser extent, used to repurchase our common stock for taxes upon the vesting of restricted stock awards, offset in part by proceeds from the sale of our common stock through equity incentive plans.

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

Restricted Cash

At December 31, 2008 we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former Fremont facility lease.  The amount related to this letter of credit is recorded as restricted cash, non-current in the condensed consolidated balance sheet.  The $1.0 million letter of credit will decline if the Company meets certain financial covenants.

Auction Rate Securities and ARS Right

At December 31, 2008, all of our investments were recorded at fair value in accordance with FAS 157. As defined by FAS 157, a significant portion of our investments were classified as either Level 1 or Level 2; however, we classified $8.9 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”) as Level 3. The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.

Since February 2008, auctions for ARS have failed and, consequently, the investments are not currently liquid.  At December 31, 2008, all of our ARS were rated AAA by a credit rating agency. We do not expect to need to access these funds in the short-term; however, in the event we need to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, we accepted an offer from UBS, our investment advisor, granting us the right to require UBS to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“ARS Right”).  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2008 and include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In conjunction with the adoption of FAS 159, we elected the fair value option for our ARS and the ARS Right.  Since the ARS Right is directly related to our ARS investments, we elected the fair value option for these financial assets.  We will recognize any change in the fair value of the ARS and the ARS Right as a gain or loss in operations.  Upon adoption of FAS 159, we reduced our Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in our Accumulated Deficit.  We valued the ARS Right using Level 3 inputs as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  We currently believe that the bearer risk associated with UBS is insignificant and have not made any adjustment to the fair value of the ARS Right for bearer risk.

Stock Repurchase Program

In October 2008 our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $10 million of our common stock over a 12-month period.  Repurchased shares will be cancelled and retired.  The stock repurchase activity under the stock repurchase program during the five months ended December 31, 2008 is summarized as follows (in thousands, except per-share amounts):

		Weighted-
	Shares	Average Price	Amount
Five Months Ended December 31, 2008	Repurchased	per Share	Repurchased
Repurchase of common stock	4,523	$0.71	$3,211

Cumulative balance at December 31, 2008	4,523	$0.71	$3,211

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

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations and related support systems and infrastructure, to repurchase of common stock, to make strategic acquisitions and for other general corporate activities.  We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy.  See “Risks Related to our Financial Results” in the Risk Factors section of this Transition Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments.  Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates.  We cannot provide certainty regarding the timing and amounts of payments.  The following table summarizes our fixed contractual obligations and commitments as of December 31, 2008 (in thousands):

		Years ending December 31,
	Total	2009	2010 and 2011	2012 and 2013
Gross Operating Lease Obligations	$7,840	$4,509	$2,858	$473
Sublease Income	(1,585)	(1,109)	(476)	-
Net Operating Lease Obligations	6,255	3,400	2,382	473

Purchase Obligations	1,355	1,355	-	-
Total Obligations	$7,610	$4,755	$2,382	$473

Financial Risk Management

As a primarily U.S.-centric company, we face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity.  We do not anticipate significant currency gains or losses in the near term.  These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale or trading and consequently are recorded on the consolidated balance sheet at fair value. These securities are not leveraged.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of 2010.  We are currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on our results of operations and financial position.

In April 2009, the FASB released three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS157.  FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities.  FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), increases the frequency of fair value disclosures.  All of the aforementioned FSPs are effective for interim or annual periods ending after June 15, 2009 and will be effective beginning with our third quarter of 2009.  We do not expect the adoption of these FSPs will have a material impact on our results of operations, financial position or its financial statement disclosures as applicable.

In May 2009, the FASB issued FSP 165, “Subsequent Events” (“FAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FAS 165 is for interim or annual periods ending after June 15, 2009 and will be effective beginning with our third quarter of 2009.

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

The following table presents the amounts of our cash equivalents and investments (in thousands) that are subject to market risk and weighted-average interest rates, categorized by expected maturity dates, as of December 31, 2008.  This table does not include money market funds.

(in thousands)	Maturing within three months	Maturing within three months to one year	Maturing greater than one year
As of December 31, 2008:
Cash equivalents	$-
Weighted-average interest rate	0.00%
Short-term investments		$563
Weighted-average interest rate		1.66%
Long-term investments			$8,947
Weighted-average interest rate			1.87%

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

We may continue to  expand our offerings in international markets in which we have limited experience and rely on business partners.

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

If our Online Media business fails to deliver innovative programs and products, we may not be able to attract and retain advertisers, which will adversely affect our financial results.

The significant increase in available inventory for traditional online advertising products, which are those advertising units defined by The Interactive Advertising Bureau, and the resultant commoditization of these products has had an adverse effect on our direct sales revenue.  In order to grow our direct sales revenue, we will need to introduce new and innovative advertising products and programs.  The successful development and production of such advertising products or programs is subject to numerous uncertainties, including our ability to:

•	enable advertisers to showcase products, services and/or brands to their intended audience and to generate revenue from such audiences;

•	anticipate and successfully respond to emerging trends in online advertising; and

•	attract and retain qualified marketing and technical personnel.

We cannot assure that our programs and products will appeal to our advertisers or enable us to attract and retain advertisers and generate sufficient revenue to sustain operations. In addition, we cannot assure that any new programs and products will be developed in a timely or cost-effective manner. If we are unable to deliver innovative programs and products that allow us to expand our advertiser base, we may not be able to generate sufficient revenue to grow our Online Media business.

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

We face competition from companies that have better brand awareness and long term relationships with current and potential advertisers.  Large advertisers with fixed budgets may allocate only a portion of their budgets to Internet advertising.  If we fail to convince these advertisers and their advertising agencies to spend their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

We have made and continue to make significant investments in our web sites and services offered thereon, which may fail to become profitable endeavors.

We have made and will continue to make significant investments in research, development and marketing for our web sites and services offered thereon.  Investments in new technology are inherently speculative. We have recently announced fossfor.us, a new web site designed to allow consumers to find open source software.  We continue to focus on initiatives to accelerate the pace of improvements to our web sites, particularly SourceForge.net and Slashdot.org.  These efforts require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses.  Our efforts may not be successful in achieving our desired objective, and even if we achieve the desired objective, our audience or our advertisers may not respond positively to these improvements.  Failure to grow revenue sufficiently to offset the significant investments will materially and adversely affect our business and operating results.

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

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investments accounts pursuant to a written investment policy established by our Board of Directors and overseen by the Audit Committee of our Board of Directors.  Our investment criteria are to invest only in top tier quality investments or federally sponsored investments.  Top tier quality investments are determined by our investment advisors in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisors’ internal credit specialists.  Our cash is invested in overnight instruments and instruments that will mature within ninety days after the end of our fiscal reporting period.  Our investment portfolio consists of instruments that mature between ninety-one days and 37 years after the end of our reporting period.

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

We report changes in the market value of investments as gains or losses.  During the fiscal year ended July 31, 2008 we experienced a realized loss on one investment of $0.5 million.  In the event any investments do not mature as scheduled, we may be required to recognize additional losses on the investment and our results of operations would be adversely affected.

We face possible delisting from the Nasdaq Global Market, which could result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

Nasdaq has temporarily suspended enforcement of its rules requiring companies to maintain a minimum bid price of $1.00 and a specified minimum market value of publicly held shares until July 2009.  Currently, our common stock is trading below $1.00.  Upon the expiration of this temporary suspension, if we are unable to satisfy Nasdaq's requirements for continued listing on the Nasdaq Global Market, our securities may be delisted from the Nasdaq Global Market.  There can be no assurances that we will satisfy the standards to regain compliance.  The delisting of our common stock from the Nasdaq Global Market may have a material adverse effect on us by, among other things, reducing:

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

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue accounting pronouncements, guidelines and interpretations regarding accounting pronouncements.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  In particular, new accounting pronouncements and varying interpretations of existing pronouncements on fair value accounting, revenue recognition, share-based payments and financial instruments have occurred with frequency, may occur in the future and could impact our revenue and results of operations.  The SEC has recently announced that they will issue a proposed a roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS“).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the proposed roadmap, we could be required for the year ended December 31, 2013 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operations and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

Although we generated cash from operating activities during the five months ended December 31, 2008, we have historically experienced annual cash shortfalls.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all.  A slowdown in online advertising and/or E-commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds.  As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements.  Any additional equity financing would likely be dilutive to our stockholders.  Debt financing, if available, may involve restrictive covenants on our operations and financial condition.  Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Although we generated net income of $1.1 million during the five months ended December 31, 2008, we have an accumulated deficit of $736.2 million as of December 31, 2008.  We expect to incur net losses during the year ending December 31, 2009. Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Pursuant to Section 404 of the  Sarbanes-Oxley  Act of 2002 ("Section  404"), we are required to evaluate the effectiveness of our internal control over financial  reporting  as well as our  disclosure  controls and  procedures each fiscal year.  As of December 31, 2008 management  has concluded  that  our internal  control  over  financial  reporting  and  our  disclosure  controls and procedures were effective.  We will need to continue to evaluate, upgrade and enhance our internal controls.  Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.  We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified.  If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the five months ended December 31, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $0.58 to $1.50 per share and the closing sale price on December 31, 2008 was $0.90 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock during the five months ended December 31, 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share
August 1, 2008 to August 31, 2008	32,474	(1)	$1.36
September 1, 2008 to September 30, 2008	64,602	(1)	$1.45
October 1, 2008 to October 31, 2008	-		$-
November 1, 2008 to November 30, 2008	4,487,564	(2)	$0.71
December 1, 2008 to December 31, 2008	35,400	(2)	$0.70

Total	4,620,040		$0.72

(1) - Represents shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock.

(2) - On November 3, 2008, we announced that our Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $10 million of common stock through November 2009. During the five month ended December 31, 2008, we repurchased and retired 4.5 million shares of our common stock at a weighted-average price of $0.71 per share for an aggregate purchase price of $3.2 million.

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 3, 2008 at our principal executive offices located at 650 Castro Street, Suite 450, Mountain View, California, 94101. Of the 68,636,090 shares of common stock outstanding as of October 6, 2008 (the record date for the Annual Meeting), 59,569,964 shares (86.79%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election of two (2) Class III directors to our board of directors:

Name	For	Authority to Vote Withheld
Robert M. Neumeister, Jr.	57,944,510	1,625,454
David B. Wright	55,312,684	4,257,280

The following directors will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified Andrew Anker, Ram Gupta, Scott E. Howe, and Suzanne  M. Present.  On February 10, 2009, Carl Redfield resigned as a director of SourceForge, Inc., effective immediately.

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

SOURCEFORGE, INC.

By:	/s/ SCOTT L. KAUFFMAN
Scott L. Kauffman
President and Chief Executive Officer

By:	/s/ PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer

Date: June  8, 2009

EXHIBIT INDEX

Exhibit No.		Description

10.19 (1)	—	Employment Agreement dated December 3, 2008 by and between the Registrant and Scott L. Kauffman

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(1)           Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 4, 2008