Form 10-Q
period 2009-03-31
SourceForge, Inc
filed 2009-06-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

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

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$36,985	$41,074
Accounts receivable, net of allowance of $0 and $0, respectively	3,533	4,418
Inventories	2,982	3,264
Prepaid expenses and other current assets	1,841	1,841
Total current assets	45,341	50,597
Property and equipment, net	4,212	4,748
Long-term investments	9,452	8,947
Restricted cash, non-current	1,000	1,000
Other assets	3,806	8,874
Total assets	$63,811	$74,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,399	$4,021
Accrued restructuring liabilities, current portion	2,902	2,862
Deferred revenue	610	591
Accrued liabilities and other	2,372	2,702
Total current liabilities	7,283	10,176
Other long-term liabilities	699	1,423
Total liabilities	7,982	11,599
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Common stock	65	65
Treasury stock	(331)	(331)
Additional paid-in capital	799,722	799,037
Accumulated other comprehensive income	12	9
Accumulated deficit	(743,639)	(736,213)
Total stockholders’ equity	55,829	62,567
Total liabilities and stockholders’ equity	$63,811	$74,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Online Media revenue, including $200 and $200 of related party revenue, respectively	$3,777	$4,585
E-commerce revenue	6,594	6,803
Revenue	10,371	11,388
Cost of revenue:
Online Media cost of revenue	1,907	1,954
E-commerce cost of revenue	5,610	5,773
Cost of revenue	7,517	7,727
Gross margin	2,854	3,661
Operating expenses:
Sales and marketing	2,315	1,887
Research and development	1,594	1,131
General and administrative	2,105	1,956
Total operating expenses	6,014	4,974
Loss from operations	(3,160)	(1,313)
Interest and other income (expense), net, including other than temporary impairment of non-marketable equity securities of $4,585 and $0, respectively	(4,330)	460
Loss before income taxes	(7,490)	(853)
Provision (benefit) for income taxes	(64)	63
Net loss	$(7,426)	$(916)

Net loss per share:
Basic and diluted	$(0.12)	$(0.01)

Shares used in per share calculations:
Basic and diluted	63,339	67,467

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(7,426)	$(916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	456
Stock-based compensation expense	681	515
Provision for bad debts	-	42
Provision for excess and obsolete inventory	(8)	28
(Gain) loss on sale of assets	(226)	1
Gain on sale of investments	-	(56)
Impairment of investments	4,585	108
Changes in assets and liabilities:
Accounts receivable	885	(202)
Inventories	290	578
Prepaid expenses and other assets	30	(589)
Accounts payable	(2,622)	(3,117)
Accrued restructuring liabilities	(686)	(660)
Deferred revenue	19	41
Accrued liabilities and other	(330)	(95)
Other long-term liabilities	2	6
Net cash used in operating activities	(4,203)	(3,860)
Cash flows from investing activities:
Purchase of property and equipment	(66)	(573)
Proceeds from sales of intangible assets, net	172	-
Purchase of marketable securities	-	(25,339)
Maturities or sale of marketable securities	559	47,542
Net cash provided by investing activities	665	21,630
Cash flows from financing activities:
Proceeds from issuance of common stock	4	18
Net cash provided by financing activities	4	18
Cash flows from discontinued operations:
Net cash provided by operating activities	-	42
Net cash provided by discontinued operations	-	42
Net increase (decrease) in cash and cash equivalents	(3,534)	17,830
Cash and cash equivalents, beginning of period	40,511	25,037
Cash and cash equivalents, end of period	$36,977	$42,867

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

On April 29, 2009, SourceForge, Inc. changed its fiscal year-end from July 31 to December 31 retroactive to December 31, 2008.  The quarterly report on Form 10-Q presents the first quarter of the Company’s year ending December 31, 2009.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from unaudited transition financial statements included on Form 10-Q, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and March 31, 2008 and its cash flows for the three months ended March 31, 2009 and March 31, 2008 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC and the Company’s unaudited financial information and notes thereto for the five month transition period ended December 31, 2008, included in the Company’s transition report on Form 10-Q filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three months ended March 31, 2009 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008, except for effective August 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements” (“FAS 157”) and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“FAS 159”).  As permitted by FAS 159, The Company has elected the fair value option for its Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of FAS 159, the Company reduced accumulated other comprehensive loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its accumulated deficit.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At March 31, 2009, the Company owned approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

Related-party revenue associated with CollabNet was $0.2 million and $0.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

Foreign Currency Translation
The Company has a wholly-owned foreign subsidiary, SourceForge Europe, which is located in Belgium.  The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency.  For the periods presented, no revenue or expenses resulted from this entity.  At March 31, 2009 the Company had a foreign cash balance of $0.02 million.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of March 31, 2009, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its Online Media products in the United States through its direct sales force and with respect to international Online Media sales, through representatives in the United Kingdom, Europe and Australia.  The Company markets its E-commerce products through its web site.  Revenue for the three months ended March 31, 2009 and March 31, 2008, respectively, was generated primarily from sales to customers in the United States.

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active, which was effective when issued.  In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which further defines key considerations regarding the determination of fair value when markets are not active. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively, and early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact that the application of FSP 157-4 to the fair value of its financial instruments, which will be dependent in part on the market conditions at adoption, and thereafter.

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

Other-Than-Temporary Impairment.
All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. For the three months ended March 31, 2009, the Company recorded an impairment loss of $4.6 million related to its investment in CollabNet, which is included in interest and other income (expense), net.

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from the sale of consumer goods in accordance with SAB No. 104, “Revenue Recognition.”  Under SAB No. 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products.  The Company records a reserve for returns, if material.  Returns have been immaterial for the periods presented.  At March 31, 2009, there was no reserve for returns and at December 31, 2008 a $0.2 million returns reserve was included in accrued liabilities.

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season.  In the past several years, a substantial portion of the Company’s E-commerce revenue has occurred in the Company’s fourth calendar quarter which begins on October 1 and ends on December 31.  As is typical in the retail industry, the Company generally experiences lower monthly E-commerce revenue during the remainder of the year.  The Company’s E-commerce revenue in a particular period is not necessarily indicative of future E-commerce revenue for a subsequent quarter or its full year.

Software Development Costs
In accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense.  Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.  No internal use software costs were capitalized for the three months ended March 31, 2009 and March 31, 2008.

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

Intangibles
Intangible assets are amortized on a straight-line basis over three to five years.  Amortization expense for intangible assets was minimal for the three months ended March 31, 2009.

Inventories
Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of March 31, 2009, one advertising agency accounted for 25% of the Company’s gross accounts receivable.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended March 31, 2009, Google Inc. represented 12.5% of revenue, and for the three months ended March 31, 2008, no one customer represented more than 10% of revenue.  The Company expects that, in the future, revenue from Google Inc. may continue to account for more than 10% of revenue.

3. Composition of Certain Balance Sheet Components

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Computer and office equipment (useful lives of 2 to 3 years)	$5,856	$5,846
Furniture and fixtures (useful lives of 2 to 4 years)	92	92
Leasehold improvements (useful lives of lesser of estimated life or lease term)	55	58
Software (useful lives of 2 to 5 years)	2,832	2,778
Total property and equipment	8,835	8,774
Less: Accumulated depreciation and amortization	(4,623)	(4,026)
Property and equipment, net	$4,212	$4,748

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Equity investment	$1,979	$6,564
ARS Right	1,398	1,903
Other	429	407
Other assets	$3,806	$8,874

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued restructuring liabilities, net of current portion	$528	$1,254
Other long-term liabilities	171	169
Other long-term liabilities	$699	$1,423

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other income in the statement of operations or other comprehensive gain or loss in stockholders’ equity.  See Note 5 – Fair Value Measurements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2009			December 31, 2008
	Adjusted	Unrealized	Estimated	Adjusted	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Cash and cash equivalents:
Cash	$1,949	$-	$1,949	$4,898	$-	$4,898
Money market funds	35,028	-	35,028	35,613	-	35,613
Total cash and cash equivalents	36,977	-	36,977	40,511	-	40,511

Short-term investments:
Corporate securities	8	-	8	567	(4)	563
Total cash, cash equivalents and short-term investments	$36,985	$-	$36,985	$41,078	$(4)	$41,074

Long-term investments:
Government securities	10,850	(1,398)	9,452	10,850	(1,903)	8,947
Total long-term investments	$10,850	$(1,398)	$9,452	$10,850	$(1,903)	$8,947

Restricted cash, non-current	$1,000	$-	$1,000	$1,000	$-	$1,000

The maturities of the Company’s securities at March 31, 2009 are as follows (in thousands):

March 31,
2009
Due between 90 days and one year	$8
Due more than one year	9,452
Total investments	$9,460

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$35,028	$-	$-	$35,028
Corporate debt	-	-	8	8
Municipal bonds	-	-	9,452	9,452
ARS Right	-	-	1,398	1,398

Total	$35,028	$-	$10,858	$45,886

Amounts included in:
Cash, cash equivalents and short-term investments	$35,028	$-	$8	$35,036
Long-term investments	-	-	9,452	9,452
Other assets	-	-	1,398	1,398

Total	$35,028	$-	$10,858	$45,886

Level 3 assets include municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds tied to short-term interest rates.  In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  At March 31, 2009, all of the Company’s ARS were rated AAA, the highest credit rating, by at least one rating agency.  In October 2008, the Company accepted an offer (the “ARS Right”) from UBS AG (“UBS”), its investment provider, to sell at par value auction-rate securities originally purchased from UBS ($10.8 million) at any time during a two-year period beginning June 30, 2010.  The Company has valued the ARS Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The ARS were valued utilizing a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model are based on data available as of March 31, 2009 and include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Effective August 1, 2008, the Company adopted FAS 159.  In conjunction with the adoption of FAS 159, the Company elected the fair value option for its ARS and the ARS Right.  Since the ARS Right is directly related to the ARS investments, the Company elected the fair value option for these financial assets.  In conjunction with the adoption of FAS 159, the Company reduced its Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.  The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
Balance at December 31, 2008	$10,858
Loss on other assets	(505)
Gain on long-term investments	505

Balance at March 31, 2009	$10,858

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.  Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California and has recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations.  During the fiscal years ended July 31, 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs.  The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow.  The restructuring liability of $3.4 million as of March 31, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the three months ended March 31, 2009	$4,116	$(709)	$23	$3,430

Below is a summary of the components of the restructuring liability (in thousands):

	Short-Term	Long-Term	Total Liability
As of March 31, 2009	$2,902	$528	$3,430

7.  Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.

FAS 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008

Net loss	$(7,426)	$(916)

Weighted average shares - basic and diluted	63,339	67,467

Net loss per share:
Basic and diluted	$(0.12)	$(0.01)

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Anti-dilutive securities:
Options to purchase common stock	8,619	5,522
Unvested restricted stock purchase rights	836	991
Total	9,455	6,513

8.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(7,426)	$(916)

Unrealized gain (loss) on marketable securities and investments	4	(355)
Comprehensive loss	$(7,422)	$(1,271)

9.  Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $10 million of its common stock over a 12-month period.  Repurchased shares will be cancelled and retired.  There was no stock repurchase activity during the three months ended March 31, 2009.  As of March 31, 2009 the Company had repurchased and retired 4.5 million shares of common stock at a weighted-average price of $0.71 per share for an aggregate purchase price of $3.2 million under this program.

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.”  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At March 31, 2009, a total of 2,091,937 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table summarizes option and restricted stock purchase rights activities from July 31, 2008 through March 31, 2009:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)

Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85
Granted	(2,790,500)	90,000	2,610,500	$0.72
Restricted stock released	-	(304,583)	-	$-
Restricted stock repurchased	253,333	(203,333)	-	$-
Cancelled	165,520	-	(166,875)	$3.80

Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91
Granted	(44,550)	-	44,550	$0.95
Exercised	-	-	(4,196)	$0.99
Restricted stock released	-	(30,000)	-	$-
Restricted stock repurchased	10,000	(5,000)	-	$-
Cancelled	220,762	-	(224,142)	$3.19

Balance at March 31, 2009	2,091,937	831,664	8,467,033	$2.89	6.19	$450
Exercisable at March 31, 2009			4,541,982	$4.15	3.57	$-

The aggregate intrinsic value in the above table is calculated as the excess of the March 31, 2009 official closing price of the Company’s stock of $0.84 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The total number of in-the-money options exercisable as of March 31, 2009 was insignificant.

As of March 31, 2009, total compensation cost related to nonvested stock options not yet recognized was $3.9 million, which is expected to be recognized over the next 38 months on a weighted-average basis.  The total intrinsic value of options exercised for the three months ended March 31, 2009 and March 31, 2008 was insignificant. The Company issues new shares upon the exercise of options.

As of March 31, 2009, 831,664 shares have been issued pursuant to restricted stock purchase agreements at $0.001 per share.  As of March 31, 2009, total compensation cost related to stock purchase rights not yet recognized was $1.3 million which is expected to be recognized over the next 21 months on a weighted-average basis.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The options outstanding and currently exercisable by exercise price at March 31, 2009 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.23	-	$0.63	2,250	9.68	$0.63	-	$0.23
$0.63	-	$0.83	11	9.86	0.80	-	0.83
$0.83	-	$1.42	938	5.95	1.30	502	1.25
$1.45	-	$2.44	764	7.58	1.77	392	1.86
$2.44	-	$2.64	1,325	4.92	2.50	958	2.48
$2.64	-	$3.98	1,540	3.00	3.19	1,408	3.13
$4.02	-	$5.20	1,057	7.15	4.29	700	4.29
$5.20	-	$8.75	488	0.65	8.25	488	8.25
$8.75	-	$64.12	94	0.96	39.40	94	39.40

$0.23	-	$64.12	8,467	6.19	$2.89	4,542	$4.15

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended March 31,
	2009	2008
Included in cost of revenue:
Online Media cost of revenue	$50	$37
E-commerce cost of revenue	17	12
Total included in cost of revenue	67	49
Included in operating expenses:
Sales and marketing	154	69
Research and development	70	51
General and administrative	390	346
Total included in operating expenses	614	466

Total stock-based compensation expense	$681	$515

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three months ended March 31, 2009 and March 31, 2008 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended March 31,
	2009	2008
Expected life (years)	5.68	4.00
Risk-free interest rate	2.04%	2.46%
Volatility	62.4%	60.5%
Dividend yield	None	None
Weighted-average fair value at grant date	$0.54	$0.86

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2009 and March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

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

(in thousands)	Online Media	E-commerce	Total Company
Three Months Ended March 31, 2009
Revenue from external customers	$3,777	$6,594	$10,371
Cost of revenue	$1,907	$5,610	$7,517
Gross margin	$1,870	$984	$2,854
Loss from operations	$(2,985)	$(175)	$(3,160)
Depreciation and amortization	$573	$30	$603
Three Months Ended March 31, 2008
Revenue from external customers	$4,585	$6,803	$11,388
Cost of revenue	$1,954	$5,773	$7,727
Gross margin	$2,631	$1,030	$3,661
Loss from operations	$(1,296)	$(17)	$(1,313)
Depreciation and amortization	$437	$19	$456

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

13.  Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2009.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

14.  Subsequent events

In April 2009, the Company repurchased 3,700,000 shares of its common stock at $0.82 per share for an aggregate purchase price of $3.0 million, pursuant to the stock repurchase program previously approved by the Company’s Board of Directors.

In June 2006, the Company acquired Ohloh Corporation, a privately-held Company for cash of approximately $2.6 million

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

Critical Accounting Estimates

The following are the significant changes in our critical accounting estimates during the three months ended March 31, 2009 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Our business consists of two operating segments:  Online Media and E-commerce.  Our Online Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties SourceForge.net, Slashdot.org, fossfor.us and freshmeat.net to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing, and innovation in, the technology marketplace.  Our E-commerce segment sells technology themed retail products for technology enthusiasts through our ThinkGeek.com web site.

Our strategy for our Online Media business is to increase our awareness, improve our sites and capture, analyze and draw insights from our data.  We currently serve four communities: developers, consumers, advertisers and investors.  We believe that our brand recognition in the marketing and advertising communities lags behind our recognition in the Open Source and technology communities.  This gap is a challenge and also an opportunity to better monetize our traffic. We expect to invest in establishing our brand identity among all four communities to increase awareness.  Our data strategy is designed to enable better targeting for advertisers, allowing for strategic insights to clients and partners, and ultimately to consumers.  We have recently announced our acquisition of Ohloh Corporation, which will further enhance this strategy by providing insights into the entire open source ecosystem.  We are also investing in our sites, primarily SourceForge.net where we are developing a more modern web site which will be released later in 2009.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Online Media business:

	Three Months Ended
	March 31, 2009	March 31, 2008

Unique Visitors per Month (in thousands) (1)(2)	36,985	34,137
Visits per Month (in thousands) (2)	64,511	65,218
Pages per Visit	2.4	2.4
Page Views per Month (in thousands) (2)	155,715	154,532

Revenue per Thousand Pages (RPM)	$8.09	$9.96
Revenue per User (RPU) (3)	$0.41	$0.54

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

Based on our review and analysis of metrics surrounding peer sites and our competitors, we believe that growth in engagement is a significant element of our strategy.  As such, a key element of our growth plan is to increase engagement.  Our metrics around engagement per user are an important measure, and we are focused on both growing the number of unique visitors and deepening the average levels of engagement.

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

Our E-commerce business strategy is to increase revenue and gross margins by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site.  We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We also publish and communicate with our customers and followers using Twitter (http://twitter.com/thinkgeek) and a ThinkGeek fan page on Facebook.  In addition, we are investing in a site redesign which is expected to be released coinciding with ThinkGeek’s 10 year anniversary in August 2009.

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

	Three Months Ended March 31,
	2009	2008
Consolidated Statements of Operations Data:
Online Media revenue	36.4%	40.3%
E-commerce revenue	63.6	59.7
Revenue	100.0%	100.0%
Online Media cost of revenue	18.4	17.2
E-commerce cost of revenue	54.1	50.7
Cost of revenue	72.5	67.9
Gross margin	27.5	32.1
Operating expenses:
Sales and marketing	22.3	16.5
Research and development	15.4	9.9
General and administrative	20.3	17.2
Total operating expenses	58.0	43.6
Loss from operations	(30.5)	(11.5)
Interest and other income (expense), net	(41.7)	4.0
Loss before income taxes	(72.2)	(7.5)
Provision (benefit) for income taxes	(0.6)	0.5
Net loss	(71.6%)	(8.0%)

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		% Change
	March 31, 2009	March 31, 2008	Three Months
($ in thousands)
Online Media revenue	$3,777	$4,585	(18%)
E-commerce revenue	6,594	6,803	(3%)
Revenue	$10,371	$11,388	(9%)

Sales for the three months ended March 31, 2009 and March 31, 2008 were primarily to customers located in the United States of America.

For the three months ended March 31, 2009, Google Inc. (“Google”) represented 12.5% of our revenue, and for the three months ended March 31, 2008 no one customer represented 10% or more of revenue.  We expect that, in the future, revenue from Google may continue to account for more than 10% of our revenue.

Revenue by Segment

Online Media Revenue

	Three Months Ended		% Change
	March 31, 2009	March 31, 2008	Three Months
($ in thousands)
Direct sales	$2,225	$3,452	(36%)
Ad Networks	1,359	910	49%
Other	193	223	(13%)
Online Media revenue	$3,777	$4,585	(18%)

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

Direct sales revenue for the three months ended March 31, 2009 decreased $1.2 million as compared with the three months ended March 31, 2008.  The decrease was primarily due to a $2.1 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the three months ended March 31, 2009, offset in part by increases in revenue of $0.6 million from customers who did not advertise in the three months ended March 31, 2008 and $0.3 million from customers who increased their advertising levels during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.  The increase in Ad Networks revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to increased revenue from Google as we continue to optimize our web sites to increase yields from Google and other Ad Networks.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  The decrease in Other for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the termination of an agreement with an advertising business partner which provided employment advertisements.

Traditional online advertising, which are those advertising units defined by The Interactive Advertising Bureau, has historically constituted a majority of our direct sales revenue.  Pricing pressures combined with decrease in demand for traditional online advertising has resulted in a change in our revenue mix.  In anticipation of this change, we began to introduce higher-priced premium advertising products in the first quarter of calendar 2008.  Although revenue from these premium advertising products accounted for more than 20% of our revenue in the three months ended March 31, 2009, this revenue has not grown sufficiently to offset the declines in traditional online advertising.  We believe that traditional online advertising will continue to decline and in order to grow revenue, we will continue to focus on creating new and innovative advertising products.

E-commerce Revenue

	Three Months Ended		% Change
	March 31, 2009	March 31, 2008	Three Months

E-commerce revenue (in thousands)	$6,594	$6,803	(3%)
Percentage of total revenue	64%	60%
Number of shipments	115,786	100,066	16%
Avg. amount of order received	$61	$71	(14%)

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The decline in E-commerce revenue during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily due to a 16% decrease in the average value per shipment, offset in part by a 16% increase in the number of shipments year-over-year.  The decrease in average shipment value was due to lower mix of price points of products purchased due to a customer preference for lower priced products.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	March 31, 2009	March 31, 2008	Three Months
Cost of revenue	$7,517	$7,727	(3%)
Gross margin	2,854	3,661	(22%)
Gross margin %	28%	32%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our E-commerce business.

Gross margins decreased for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008, due primarily to decreases in our Online Media and E-commerce revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	March 31, 2009	March 31, 2008	Three Months
Online Media cost of revenue	$1,907	$1,954	(2%)
Online Media gross margin	1,870	2,631	(29%)
Online Media gross margin %	50%	57%
Headcount	19	22

Online Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.  The decrease in Online Media gross margin percentages for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily driven by decreased Online Media revenue.

Our Online Media cost of revenue may increase in absolute dollars as we incur costs to deliver advertising campaigns and to operate our sites.  To the extent that Online Media revenue continues to decline, our Online Media gross margins will also decline.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		% Change
	March 31, 2009	March 31, 2008	Three Months
($ in thousands)
E-commerce cost of revenue	$5,610	$5,773	(3%)
E-commerce gross margin	984	1,030	(4%)
E-commerce gross margin %	15%	15%
Headcount	21	17

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.  The decrease in E-commerce cost of revenue during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily due to decreased shipping costs of $0.3 million and decreased product costs of $0.1 million, offset in part by an increase in operating costs of $0.3 million.  The decrease in shipping costs is a result of favorable shipping rates negotiated with third party shippers and the decrease in product costs is due to the mix of products ordered by customers.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products.

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

	Three Months Ended		% Change
($ in thousands)	March 31, 2009	March 31, 2008	Three Months
Sales and Marketing	$2,315	$1,887	23%
Percentage of total revenue	22%	17%
Headcount	24	28

The increase in S&M expenses in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily due to increases in headcount and related expenses of $0.4 million.  The increase in headcount was primarily due to an increase in sales and marketing personnel of $0.3 million and $0.1 million of severance expense related to the March 2009 reduction in sales heads.  During the three months ended March 31, 2009, we increased sales heads as compared to the three months ended March 31, 2008; however, in March 2009, we reduced our sales headcount by 7 heads.

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

	Three Months Ended		% Change
($ in thousands)	March 31, 2009	March 31, 2008	Three Months
Online Media	$1,468	$1,051	40%
E-commerce	126	80	58%
Research and Development	$1,594	$1,131	41%
Percentage of total revenue	15%	10%
Headcount	37	27

R&D expense increased by $0.5 million in absolute dollars in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  The increase in R&D expenses was due to increased headcount and related costs. We expect R&D expenses to increase in absolute dollars and may also increase as a percentage of revenue in the future as we incur expenses to redesign our Online Media and E-commerce web sites.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		% Change
	March 31, 2009	March 31, 2008	Three Months
General and Administrative	$2,105	$1,956	8%
Percentage of total revenue	20%	17%
Headcount	20	18

General and administrative expenses increased slightly during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The increase is due to an increase in headcount and related expenses of $0.2 million, offset in part by lower bad debt expense and lower overhead expense allocations.

General and administrative expenses are expected to increase in the future due to costs to support our recently announced acquisition and other strategic initiatives.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $3.4 million as of March 31, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the three months ended March 31, 2009	$4,116	$(709)	$23	$3,430

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended		% Change
	March 31, 2009	March 31, 2008	Three Months

Interest income	$55	$641	(91%)
Interest expense	(23)	(85)	(73%)
Other than temporary impairment of non-marketable equity securities	(4,585)	-	*
Other income (expense), net	223	(96)	(332%)
Interest and other income (expense), net	$(4,330)	$460	(1041%)

* – Not meaningful

The decrease in interest income for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was due to reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.

Interest expense for the three months ended March 31, 2009 results from accretion of our accrued restructuring charge, while interest expense for the three months ended March 31, 2008 was primarily due to interest expense on a legal settlement which was paid in January 2008.

The other-than-temporary impairment of non-marketable equity securities relates to our investment in CollabNet, Inc. (“CollabNet”). In the quarter ended March 31, 2009, we determined an impairment indicator existed for this investment and as a result we performed a fair value analysis of this investment. In determining whether a decline in value of our investment in CollabNet had occurred and was other than temporary, we considered available evidence, including the general market conditions, CollabNet’s financial condition, near-term prospects, market comparables and future financing requirements.  The valuation also takes into account CollabNet’s capital structure, liquidation preferences for its capital and other economic variables, which require management’s judgment to evaluate. Based on the results, we determined that the estimated fair value of our investment in CollabNet was $2.0 million and accordingly, we recognized an other-than-temporary impairment charge of $4.6 million.

The increase in other income for the three months ended March 31, 2009 was primarily due to the $0.2 million gain on our sale of the Linux.com domain name to The Linux Foundation.

Income Taxes

	Three Months Ended		% Change
	March 31, 2009	March 31, 2008	Three Months
($ in thousands)
Provision (benefit) for income taxes	$(64)	$63	(202%)

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The decrease in the provision for income taxes for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was due to the decrease in pre-tax income.  As of March 31, 2009, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2026 and 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Three Months Ended March 31,
($ in thousands)	2009	2008
Net cash provided by (used in):
Continuing operations:
Operating activities	$(4,203)	$(3,860)
Investing activities	665	21,630
Financing activities	4	18
Discontinued operations	-	42
Net increase (decrease) in cash and cash equivalents	$(3,534)	$17,830

Our principal sources of cash as of March 31, 2009 are our existing cash, cash equivalents and investments of $46.4 million, which excludes restricted cash of $1.0 million.  Cash and cash equivalents decreased by $3.5 million, and investments decreased by $0.6 million at March 31, 2009 when compared to December 31, 2008.  This total decrease was primarily due to cash used to fund net operating losses and working capital requirements during the three months ended March 31, 2009.

Operating Activities

Net cash used from operating activities was $4.2 million for the three months ended March 31, 2009.  Net cash used in operating activities was primarily due our net operating loss of $1.8 million after the effects of non-cash impairment charge of $4.6 million, stock-based compensation of $0.7 million, depreciation expense of $0.6 million and the gain on our sale of the Linux.com domain name to The Linux Foundation of $0.2 million.  Additionally, changes in operating assets and liabilities included cash used for accounts payable of $2.6 million, accrued restructuring liabilities of $0.7 million and accrued liabilities of $0.3 million, offset partially by cash provided by decreases in inventory of $0.3 million and accounts receivable of $0.9 million.  The decrease of inventory and accounts payable was primarily due to the seasonality of our e-commerce business and the decrease in accounts receivable is primarily due to the decline of Online Media revenue.

Net cash used from operating activities was $3.9 million for the three months ended March 31, 2008.  Net cash used in operating activities was primarily due to changes in operating assets and liabilities which included cash used for accounts payable of $3.1 million and accrued restructuring liabilities of $0.7 million and accrued liabilities of $0.1 million, prepaid expenses of $0.6 million and accounts receivable of $0.2 million, offset partially by cash provided by decreases in inventory of $0.6 million.  Additionally, there was a minimal effect from the net operating loss of $0.9 million which included non-cash expenses of stock-based compensation of $0.5 million and depreciation expenses of $0.5 million.  The decrease of inventory and accounts payable was primarily due to the seasonality of our e-commerce business.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash provided by investing activities of $0.7 million for the three months ended March 31, 2009 related to the maturities of marketable securities of $0.6 million and $0.2 million of proceeds from the sale of Linux.com, offset in part by purchases of property and equipment of $0.1 million.

Cash provided by investing activities of $21.6 million for the three months ended March 31, 2008 related to the net proceeds from sale or maturities of marketable securities resulting in net cash provided of $22.2 million, which was partially offset by purchases of property and equipment of $0.6 million.  The decrease in marketable securities was a result of the Company’s preference to convert its investments to cash equivalents during the three months ended March 31, 2008.

Financing Activities

Our financing activities during the three months ended March 31, 2009 and March 31, 2008 were comprised entirely of proceeds from the sale of our common stock through equity incentive plans.

Discontinued Operations

The cash provided by discontinued operations during 2008 was due to collection of residual accounts receivable from our discontinued Software business during the three months ended March 31, 2008.  Since the year ended December 31, 2007, we no longer have operations in this segment and the cash flows during the three months ended March 31, 2008 are solely the result of the collection of outstanding accounts receivable related to the discontinued Software business.

Restricted Cash

As of March 31, 2009 and December 31, 2008, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former Fremont facility lease.  The amount related to this letter of credit is recorded as restricted cash, non-current in the condensed consolidated balance sheet.  The $1.0 million letter of credit will decline if the Company meets certain financial covenants.

Auction Rate Securities and ARS Right

At March 31, 2009, all of our investments were recorded at fair value in accordance with FAS 157. As defined by FAS 157, a significant portion of our investments were classified as either Level 1 or Level 2; however, we classified $9.5 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”) as Level 3. The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.

Since February 2008, auctions for ARS have failed and, consequently, the investments are not currently liquid.  At March 31, 2009, all of our ARS were rated AAA by at least one credit rating agency.  We do not expect to need to access these funds in the short-term; however, in the event we need to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, we accepted an offer from UBS, our investment advisor, granting us the right to require UBS to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“ARS Right”).  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of March 31, 2009 and include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In conjunction with the adoption of FAS 159, we valued our ARS and the ARS Right at fair value.  Since the ARS Right is directly related to our ARS investments, we elected to recognize the changes in the fair value of the ARS and the ARS Right as a gain or loss in operations.  We valued the ARS Right using Level 3 inputs as the difference between the par value and the fair value of the ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.  We currently believe that the bearer risk associated with UBS is insignificant and have not made any adjustment to the fair value of the ARS Right for bearer risk.

Stock Repurchase Program

In October 2008, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10 million of our common stock over a 12-month period.  Repurchased shares are cancelled and retired.  There was no stock repurchase activity during the three months ended March 31, 2009.  As of March 31, the Company had repurchased and retired 4.5 million shares of common stock at a weighted-average price of $0.71 per share for an aggregate purchase price of $3.2 million under this program.

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

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations and related support systems and infrastructure, to repurchase of common stock, to fund strategic acquisitions and for other general corporate activities.  We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy.  See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of March 31, 2009 (in thousands):

		Years ending December 31,
	Total	2009	2010 and 2011	2012 and 2013
Gross Operating Lease Obligations	$6,721	$3,390	$2,858	$473
Sublease Income	(1,308)	(832)	(476)	-
Net Operating Lease Obligations	5,413	2,558	2,382	473

Purchase Obligations	2,154	2,154	-	-
Total Obligations	$7,567	$4,712	$2,382	$473

Financial Risk Management

As a primarily U.S.-centric company, we face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity.  We do not anticipate significant currency gains or losses in the near term.  These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale or trading. These securities are not leveraged.

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

In May 2009, the FASB issued FSP 165, “Subsequent Events” (“FAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FAS 165 is for interim or annual periods ending after June 15, 2009 and will be effective beginning with our third quarter of 2009.  We do not expect the adoption of FAS 165 to have a material effect on our financial statements.

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

At March 31, 2009, we had $9.5 million of long-term investments with a weighted average interest rate of 1.72 percent.

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

The significant increase in available inventory for traditional online advertising products, which are those advertising units defined by The Interactive Advertising Bureau, and the resultant commoditization of these products has had a significant adverse effect on our direct sales revenue.  In order to grow our direct sales revenue, we will need to introduce new and innovative advertising products and programs.  The successful development and production of such advertising products or programs is subject to numerous uncertainties, including our ability to:

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

Our E-commerce business is dependent on the uninterrupted and highly available operation of our web site.  During 2008, we experienced service interruptions with our E-commerce web site.  Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks.  If we fail to provide customers with such access to our web site at the speed and performance which they require, our E-commerce sales would be adversely affected and our business reputation may be seriously harmed.

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

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investments accounts pursuant to a written investment policy established by our Board of Directors and overseen by the Audit Committee of our Board of Directors.  Our investment criteria are to invest only in top tier quality investments or federally sponsored investments.  Top tier quality investments are determined by our investment advisors in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisors’ internal credit specialists.  Our cash is invested in overnight instruments and instruments that will mature within ninety days after the end of our reporting period.  Our investment portfolio consists of instruments that mature between ninety-one days and 37 years after the end of our reporting period.

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

We report changes in the market value of investments as gains or losses.  During the year ended December 31, 2008 we experienced a realized loss on one investment of $0.5 million. In the event any investments do not mature as scheduled, we may be required to recognize additional losses on the investment and our results of operations would be adversely affected.

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

From time to time, the American Institute of Certified Public Accountants (“AICPA”) and the SEC may issue accounting pronouncements, guidelines and interpretations regarding accounting pronouncements.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  In particular, new accounting pronouncements and varying interpretations of existing pronouncements on fair value accounting, revenue recognition, share-based payments and financial instruments have occurred with frequency, may occur in the future and could impact our revenue and results of operations.  The SEC has recently announced that they will issue a proposed a roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS“). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operations and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

We used $4.2 million of cash from operating activities during the three months ended March 31, 2009, and we have historically experienced annual cash shortfalls.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $7.4 million during the three months ended March 31, 2009, and we have an accumulated deficit of $743.6 million as of March 31, 2009.  Additionally, we expect to incur net losses during the remainder of the year ending December 31, 2009.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Pursuant to Section 404 of the  Sarbanes-Oxley Act of 2002 ("Section  404"), we are required to evaluate the effectiveness of our internal control over financial  reporting  as well as our  disclosure  controls and  procedures each fiscal year.  As of March 31, 2009 management  has concluded  that  our internal  control  over  financial  reporting  and  our  disclosure  controls and procedures were effective.  We will need to continue to evaluate, upgrade and enhance our internal controls.  Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.  We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified.  If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended March 31, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $0.81 to $1.25 per share and the closing sale price on March 31, 2009, the last trading day of the quarter, was $0.84 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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