Form 10-K/A
period 2008-07-31
SourceForge, Inc
filed 2009-06-11
CIK 1096199

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from__ to__ .

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

 Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐  No  ☒

As of June 4, 2009, there were 60,444,438 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 4, 2009 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $59.3 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission for the purposes of including an employment agreement by and between the Registrant and Patricia S. Morris, the Registrant’s Chief Financial Officer, dated June 12, 2006 (the “Offer Letter”) and revising the exhibit list under Item 15 to include the Offer Letter as Exhibit 10.19.  The Registrant notes that the Offer Letter was superseded in its entirety by that certain Restated Employment Agreement, dated April 9, 2009, by and between the Registrant and Ms. Morris, which agreement was filed as an exhibit to the Current Report on Form 8-K filed on April 9, 2009.

This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)
The following Consolidated Financial Statements of SourceForge, Inc. and its subsidiaries were filed as part of the Company’s original Annual Report on Form 10-K for the fiscal year ended July 31, 2008 that was filed on October 14, 2008:

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits: We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page to this Form 10-K/A.

(c)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCEFORGE, INC.
Date: June 10, 2009	By:

/s/ Scott L. Kauffman
Scott L. Kauffman
President and Chief Executive Officer

Signature		Title	Date
/s/	Scott L. Kauffman	President and Chief Executive Officer	June 10, 2009
Scott L. Kauffman		(Principal Executive Officer)

/s/	Patricia S. Morris	Senior Vice President and Chief Financial Officer	June 10, 2009
Patricia S. Morris		(Principal Accounting Officer)

/s/	*	Director	June 10, 2009
Andrew Anker

/s/	*	Director	June 10, 2009
Ram Gupta

/s/	*	Director	June 10, 2009
Scott E. Howe

/s/	*	Director	June 10, 2009
Suzanne M. Present

/s/	*	Director	June 10, 2009
Carl Redfield

/s/	*	Director	June 10, 2009
David B. Wright
* By:	/s/ Patricia S. Morris	Attorney in Fact	June 10, 2009
Patricia S. Morris

EXHIBIT INDEX

Exhibit Number	Description
2.1(7)	Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(9)	Amended and Restated Bylaws of the Registrant
3.3(10)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.4(11)	Certificate of Ownership and Merger of OSTG, Inc. with and into VA Software Corporation, dated May 22, 2007
4.1(1)	Specimen Common Stock Certificate
10.1(1)‡	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)‡	1998 Stock Plan and forms of agreement thereunder
10.3(1)‡	1999 Employee Stock Purchase Plan
10.4(1)‡	1999 Director Option Plan
10.5†(2)	Master Lease Agreement between the Registrant and Renco Investment Company
10.6(3)	Consent of Linus Torvalds
10.7(4)	Sublease between the Registrant and @Road, Inc., dated June 9, 2004
10.8(5)	Consent to Sublease Agreement between the Registrant, @Road, Inc. and Renco Investment Company, dated June 9, 2004
10.9(6)	Asset Purchase Agreement dated December 23, 2005 by and between JupiterImages Corporation, the Registrant, and Animation Factory, Inc.
10.10(8)	Separation Agreement and Release by and between Darryll E. Dewan and VA Software Corporation, dated May 4, 2007
10.11(12)	Mountain View City Center Net Office Lease by and between the Registrant and Eagle Square Partners dated July 14, 2007
10.12(13)‡	Fiscal Year 2008 Named Executive Officer Bonus Policy and Plan
10.13(14)‡	Separation Agreement and Release by and between Richard J. Marino, Jr. and the Registrant, dated October 4, 2007
10.14(15)‡	2007 Equity Incentive Plan
10.15(16)‡	2007 Equity Incentive Plan Award Agreements
10.16(17)‡	Separation Agreement and Release by and between Ali Jenab and the Registrant dated June 9, 2008
10.17(18)‡	Consulting Agreement by and between Ali Jenab and the Registrant dated as of June 9, 2008
10.18(19)‡	Offer Letter dated July 8, 2008 by and between the Registrant and Robert M. Neumeister, Jr.
10.19‡	Offer Letter dated June 12, 2006 by and between Patricia S. Morris and the Registrant
23.1(20)	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
24.1(21)	Power of Attorney
31.1(22)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2(23)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit of the Registrant’s form S-1 and the amendment thereto (Commission registration no. 333-88687).

(2)	Incorporated by reference from Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).

(3)	Incorporated by reference from Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).

(4)	Incorporated by reference from Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).

(5)	Incorporated by reference from Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).

(6)	Incorporated by reference from Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2006 filed on April 10, 2006 (Commission file number 000-28369).

(7)	Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 25, 2007.

(8)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2007.

(9)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 24, 2007.

(10)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2001 filed on December 7, 2001 (Commission file number 00-28369).

(11)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2007.

(12)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2007.

(13)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2007.

(14)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

(15)	Incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369).

(16)	Incorporated by reference from Exhibits 10.1 through 10.4 of the Registrant’s Current Report on Form 8-K filed on December 31, 2007.

(17)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(18)	Incorporated by reference from Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(19)	Incorporated by reference from Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 14, 2008.

(20)	Previously filed as Exhibit 23.1 with the Registrant’s Form 10-K for the fiscal year ended July 31, 2008 filed on October 14, 2008 (Commission file number 000-28369)

(21)	Previously filed with signature page to the Registrant’s Form 10-K for the fiscal year ended July 31, 2008 filed on October 14, 2008 (Commission file number 000-28369)

(22)	Previously filed as Exhibit 31.1 with the Registrant’s Form 10-K for the fiscal year ended July 31, 2008 filed on October 14, 2008 (Commission file number 000-28369)

(23)	Previously filed as Exhibit 31.2 with the Registrant’s Form 10-K for the fiscal year ended July 31, 2008 filed on October 14, 2008 (Commission file number 000-28369)

‡	Denotes a management contract or compensatory plan or arrangement.