Form 10-Q
period 2009-06-30
SourceForge, Inc
filed 2009-08-05
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At July 31, 2009
Common Stock, $0.001 par value	60,377,279

PART I

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$30,103	$40,511
Short-term investments	9,441	563
Accounts receivable, net of allowance of $42 and $0, respectively	3,259	4,418
Inventories	3,264	3,264
Prepaid expenses and other current assets	1,619	1,841
Other current assets	1,417	-
Restricted cash	1,000	-
Total current assets	50,103	50,597
Property and equipment, net	2,644	4,748
Long-term investments	-	8,947
Restricted cash, non-current	-	1,000
Other long-term assets	5,003	8,874
Total assets	$57,750	$74,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,244	$4,021
Accrued restructuring liabilities, current portion	2,753	2,862
Deferred revenue	715	591
Accrued liabilities and other	2,102	2,702
Total current liabilities	7,814	10,176
Other long-term liabilities	192	1,423
Total liabilities	8,006	11,599
Commitments and contingencies (Notes 12 and 14)
Stockholders’ equity:
Common stock	61	65
Treasury stock	(424)	(331)
Additional paid-in capital	797,319	799,037
Accumulated other comprehensive income	13	9
Accumulated deficit	(747,225)	(736,213)
Total stockholders’ equity	49,744	62,567
Total liabilities and stockholders’ equity	$57,750	$74,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Online Media revenue, including $200, $200, $400 and $400 of related party revenue, respectively	$4,341	$5,018	$8,118	$9,603
E-commerce revenue	7,444	6,780	14,038	13,583
Revenue	11,785	11,798	22,156	23,186
Cost of revenue:
Online Media cost of revenue	1,718	1,967	3,625	3,921
E-commerce cost of revenue	6,152	5,207	11,762	10,980
Cost of revenue	7,870	7,174	15,387	14,901
Gross margin	3,915	4,624	6,769	8,285
Operating expenses:
Sales and marketing	1,952	2,327	4,267	4,214
Research and development	2,078	1,251	3,672	2,382
General and administrative	2,244	4,085	4,349	6,041
Amortization of intangible assets	27	-	27	-
Restructuring costs	-	765	-	765
Total operating expenses	6,301	8,428	12,315	13,402
Loss from operations	(2,386)	(3,804)	(5,546)	(5,117)
Interest and other income (expense), net	(1,231)	14	(5,561)	474
Loss before income taxes	(3,617)	(3,790)	(11,107)	(4,643)
Provision (benefit) for income taxes	(31)	(37)	(95)	26
Net loss	$(3,586)	$(3,753)	$(11,012)	$(4,669)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.07)

Shares used in per share calculations:
Basic and diluted	59,916	67,506	61,618	67,486

The accompanying notes are an integral part of these condensed consolidated financial statements

SOURCEFORGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(11,012)	$(4,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,158	940
Stock-based compensation expense	1,308	2,392
Provision for bad debts	87	80
Provision for excess and obsolete inventory	13	67
Loss on disposal of assets	1,020	1
Loss on sale of investments	-	200
Impairment of investments	4,585	108
Non-cash restructuring expense	-	765
Changes in assets and liabilities:
Accounts receivable	1,077	(544)
Inventories	(13)	623
Prepaid expenses and other assets	260	(306)
Accounts payable	(1,784)	(2,890)
Accrued restructuring liabilities	(1,363)	(1,325)
Deferred revenue	124	(133)
Accrued liabilities and other	(636)	(261)
Other long-term liabilities	23	12
Net cash used in operating activities	(5,153)	(4,940)
Cash flows from investing activities:
Purchase of property and equipment	(250)	(1,639)
Proceeds from sales of intangible assets,net	172	-
Purchase of marketable securities	-	(25,987)
Maturities or sale of marketable securities	559	48,540
Acquisition of a business, net of cash acquired	(2,613)	-
Net cash (used in) provided by investing activities	(2,132)	20,914
Cash flows from financing activities:
Proceeds from issuance of common stock	4	18
Repurchase of common stock	(3,127)	(104)
Net cash used in financing activities	(3,123)	(86)
Cash flows from discontinued operations:
Net cash provided by operating activities	-	42
Net cash provided by discontinued operations	-	42
Net increase (decrease) in cash and cash equivalents	(10,408)	15,930
Cash and cash equivalents, beginning of period	40,511	25,037
Cash and cash equivalents, end of period	$30,103	$40,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCEFORGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Overview
SourceForge, Inc. (“SourceForge” or the “Company”) owns and operates a network of media web properties serving the IT professional, software development and open source communities.  Through its ThinkGeek, Inc. subsidiary, SourceForge also provides online sales of a variety of retail products of interest to these communities.  The Company’s network of web properties includes: SourceForge.net, Slashdot.org, ThinkGeek.com, fossfor.us, Ohloh.net and freshmeat.net.  Combining user-developed content and e-commerce, SourceForge is the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

SourceForge was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue its Online Media, E-commerce, Software and Online Images businesses.  In December 2005, the Company sold its Online Images business to WebMediaBrands Inc. and in April 2007, the Company sold its Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007, reflecting the Company’s strategic decision to focus on its network of media and e-commerce web properties, the Company changed its name to SourceForge, Inc. and merged with and into its wholly-owned subsidiary, OSTG, Inc.  In June 2009, the Company acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from unaudited transition financial statements included on Form 10-Q, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and June 30, 2008 and its cash flows for the six months ended June 30, 2009 and June 30, 2008 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC and the Company’s unaudited financial information and notes thereto for the five month transition period ended December 31, 2008, included in the Company’s transition report on Form 10-Q filed with the SEC.

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

There have been no significant changes to the Company’s critical accounting estimates during the three and six months ended June 30, 2009 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, except for effective August 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“FAS 157”) and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“FAS 159”).  As permitted by FAS 159, The Company has elected the fair value option for its Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of FAS 159, the Company reduced accumulated other comprehensive loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of SourceForge and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At June 30, 2009, the Company owned approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

Related-party revenue associated with CollabNet was $0.2 million and $0.2 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Related-party revenue associated with CollabNet was $0.4 million and $0.4 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

Foreign Currency Translation
The Company has a wholly-owned foreign subsidiary, SourceForge Europe, which is located in Belgium.  The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency.  For the periods presented, no revenue or expenses resulted from this entity.  At June 30, 2009 the Company had a foreign cash balance of $0.02 million.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of June 30, 2009, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its Online Media products in the United States through its direct sales force and with respect to international Online Media sales, through representatives in the United Kingdom, Europe and Australia.  The Company markets its E-commerce products through its web site.  Revenue for the three and six months ended June 30, 2009 and June 30, 2008, respectively, was generated primarily from sales to customers in the United States.

Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  Effective August 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities and as allowed by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted the provisions of FAS 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  The adoption of FAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

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

Other-Than-Temporary Impairment.
All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly-traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.  In March 2009, the Company recorded an impairment loss of $4.6 million related to its investment in CollabNet, which is included in interest and other income (expense), net.

Revenue Recognition
The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for revenue recognition as follows:

Online Media Revenue
Online Media revenue is primarily derived from sales of advertising on the Company’s various web properties and sponsorship-related arrangements.  The Company recognizes Online Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from the sale of consumer goods in accordance with SAB 104, “Revenue Recognition.”  Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  In general, the Company recognizes E-commerce revenue upon the shipment of goods. The Company does grant customers a right to return E-commerce products.  The Company records a reserve for returns, if material.  Returns have been immaterial for the periods presented.  At June 30, 2009, there was no reserve for returns and at December 31, 2008 a $0.2 million returns reserve was included in accrued liabilities.

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season.  In the past several years, a substantial portion of the Company’s E-commerce revenue has occurred in the Company’s fourth calendar quarter which begins on October 1 and ends on December 31.  As is typical in the retail industry, the Company generally experiences lower monthly E-commerce revenue during the first nine months of the year.  The Company’s E-commerce revenue in a particular period is not necessarily indicative of future E-commerce revenue for a subsequent quarter or its full year.

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

No internal use software costs were capitalized for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008.

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

Goodwill and Intangibles

Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at June 30, 2009.

Goodwill and intangible assets are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross	Accumulated		Gross	Accumulated
	asset	amortization	Net asset	asset	amortization	Net asset
Goodwill	$62,032	$(60,362)	$1,670	$60,362	$(60,362)	$-

Identified intangible assets:
Domain and trade names	5,937	(5,933)	4	5,933	(5,933)	-
Purchased technology	3,492	(2,561)	931	2,534	(2,534)	-
	9,429	(8,494)	935	8,467	(8,467)	-
Total goodwill and identified intangible assets	$71,461	$(68,856)	$2,605	$68,829	$(68,829)	$-

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,	Amount
2009	$160
2010	321
2011	321
2012	133
$935

Inventories
Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of June 30, 2009, no customer accounted for more than 10% of the Company’s gross accounts receivable.

For the three months ended June 30, 2009 and June 30, 2008, no one customer represented more than 10% of revenue.  For the six months ended June 30, 2009, Google Inc. represented 11.1% of revenue while no one customer represented more than 10% of revenue for the six months ended June 30, 2008.

3. Composition of Certain Balance Sheet Components

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Computer and office equipment (useful lives of 2 to 3 years)	$5,063	$5,846
Furniture and fixtures (useful lives of 2 to 4 years)	92	92
Leasehold improvements (useful lives of lesser of estimated life or lease term)	55	58
Software (useful lives of 2 to 5 years)	373	2,778
Total property and equipment	5,583	8,774
Less: Accumulated depreciation and amortization	(2,939)	(4,026)
Property and equipment, net	$2,644	$4,748

During the three months ended June 30, 2009, the Company disposed of internally developed software, with the resulting loss of $1.2 million included in Interest and other income (expense), net.

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Equity investment	$1,979	$6,564
Goodwill	1,670	-
Intangible assets , net	935	-
ARS Right	-	1,903
Other	419	407
Other long-term assets	$5,003	$8,874

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued restructuring liabilities, net of current portion	$-	$1,254
Other long-term liabilities	192	169
Other long-term liabilities	$192	$1,423

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other income in the statement of operations or other comprehensive gain or loss in stockholders’ equity.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2009			December 31, 2008
	Adjusted	Gross Unreal-	Estimated	Adjusted	Gross Unreal-	Estimated
	Cost	ized Losses	Fair Value	Cost	ized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,534	$-	$2,534	$4,898	$-	$4,898
Money market funds	27,569	-	27,569	35,613	-	35,613
Total cash and cash equivalents	30,103	-	30,103	40,511	-	40,511

Short-term investments:
Corporate securities	8	-	8	567	(4)	563
Government securities	10,850	(1,417)	9,433	-	-	-
Total short-term investments	$10,858	$(1,417)	$9,441	$567	$(4)	$563

Long-term investments:
Government securities	-	-	-	10,850	(1,903)	8,947
Total long-term investments	$-	$-	$-	$10,850	$(1,903)	$8,947

Restricted cash	$1,000	$-	$1,000	$-	$-	$-

Restricted cash, non current	$-	$-	$-	$1,000	$-	$1,000

At June 30, 2009, the Company has recorded its government securities as short-term investments based on its right to require UBS AG (“UBS”) to repurchase these investments on June 30, 2010.

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$27,569	$-	$-	$27,569
Corporate debt	-	-	8	8
Municipal bonds	-	-	9,433	9,433
ARS Right	-	-	1,417	1,417

Total	$27,569	$-	$10,858	$38,427

Amounts included in:
Cash and cash equivalents	$27,569	$-	$-	$27,569
Short-term investments	-	-	9,441	9,441
Other short -term assets	-	-	1,417	1,417

Total	$27,569	$-	$10,858	$38,427

Level 3 assets include municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds tied to short-term interest rates.  In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  At June 30, 2009, all of the Company’s ARS were rated AAA, the highest credit rating, by at least one rating agency.  In October 2008, the Company accepted an offer (the “ARS Right”) from UBS, its investment provider, to sell at par value auction-rate securities originally purchased from UBS ($10.8 million) at any time during a two-year period beginning June 30, 2010.  The Company has valued the ARS Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The ARS were valued utilizing a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model are based on data available as of June 30, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
Balance at December 31, 2008	$10,858
Loss on other assets	(486)
Gain on investments	486

Balance at June 30, 2009	$10,858

6.  Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California. In conjunction with this relocation, the Company has recorded the total restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations.  During the fiscal years ended July 31, 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs.  The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow.  The restructuring liability of $2.8 million as of June 30, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the six months ended June 30, 2009	$4,116	$(1,404)	$41	$2,753

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(3,586)	$(3,753)	$(11,012)	$(4,669)

Weighted average shares - basic and diluted	59,916	67,506	$61,618	67,486

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.07)

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Anti-dilutive securities:
Options to purchase common stock	6,181	5,460	6,267	5,494
Unvested restricted stock purchase rights	402	810	702	835
Total	6,583	6,270	6,969	6,329

8.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(3,586)	$(3,753)	$(11,012)	$(4,669)

Unrealized gain (loss) on marketable securities and investments	-	(181)	4	(536)
Comprehensive loss	$(3,586)	$(3,934)	$(11,008)	$(5,205)

9.  Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $10 million of its common stock over a 12-month period.  Repurchased shares are cancelled and retired.  During the three months ended June 30, 2009, the Company repurchased 3.7 million shares of common stock at a weighted-average price of $0.82 per share for an aggregate purchase price of $3.0 million.  As of June 30, 2009 the Company had repurchased and retired 8.2 million shares of common stock at a weighted-average price of $0.76 per share for an aggregate purchase price of $6.2 million under this program.

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans.”  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At June 30, 2009, a total of 1,742,342 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

The following table summarizes option and restricted stock purchase rights activities from July 31, 2008 through June 30, 2009:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85
Granted	(2,790,500)	90,000	2,610,500	$0.72
Restricted stock released	-	(304,583)	-	$-
Restricted stock repurchased	253,333	(203,333)	-	$-
Cancelled	165,520	-	(166,875)	$3.80

Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91
Granted	(628,550)	-	628,550	$1.26
Exercised	-	-	(4,196)	$0.99
Restricted stock released	-	(233,337)	-	$-
Restricted stock repurchased	10,000	(5,000)	-	$-
Cancelled	455,167	-	(462,158)	$3.01

Balance at June 30, 2009	1,742,342	628,327	8,813,017	$2.79	6.31	$1,427
Exercisable at June 30, 2009			4,563,265	$4.13	3.66	$13

The aggregate intrinsic value in the above table is calculated as the excess of the June 30, 2009 official closing price of the Company’s stock of $1.25 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The total number of in-the-money options exercisable as of June 30, 2009 was insignificant.

As of June 30, 2009, total compensation cost related to nonvested stock options not yet recognized was $3.8 million, which is expected to be recognized over the next 37 months on a weighted-average basis.  The total intrinsic value of options exercised for the three and six months ended June 30, 2009 and June 30, 2008 was insignificant. The Company issues new shares upon the exercise of options.

As of June 30, 2009, 628,327 shares have been issued pursuant to restricted stock purchase agreements at $0.001 per share.  As of June 30, 2009, total compensation cost related to stock purchase rights not yet recognized was $1.1 million which is expected to be recognized over the next 18 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at June 30, 2009 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.23	-	$0.63	2,250	9.43	$0.63	-	$0.23
$0.63	-	$1.25	218	8.12	1.10	50	0.98
$1.25	-	$1.36	891	7.10	1.30	316	1.28
$1.36	-	$1.99	910	8.15	1.59	420	1.68
$1.99	-	$2.52	926	2.82	2.42	874	2.41
$2.52	-	$2.98	1,135	5.02	2.77	823	2.84
$2.98	-	$3.98	897	3.33	3.37	790	3.30
$4.02	-	$4.86	909	7.14	4.19	652	4.20
$4.90	-	$64.12	677	1.56	11.95	638	12.37

$0.23	-	$64.12	8,813	6.31	$2.79	4,563	$4.13

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Included in cost of revenue:
Online Media cost of revenue	$68	$66	$118	$103
E-commerce cost of revenue	19	19	36	31
Total included in cost of revenue	87	85	154	134
Included in operating expenses:
Sales and marketing	107	194	261	263
Research and development	94	85	164	136
General and administrative	339	1,513	729	1,859
Total included in operating expenses	540	1,792	1,154	2,258

Total stock-based compensation expense	$627	$1,877	$1,308	$2,392

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three and six months ended June 30, 2009 and June 30, 2008 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life (years)	5.81	4.77	5.80	4.68
Risk-free interest rate	2.96%	3.30%	2.89%	3.20%
Volatility	68.9%	59.7%	68.4%	59.8%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.80	$0.78	$0.78	$0.79

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2009 and June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

10.  Acquisition

In June 2009, the Company acquired 100% of Ohloh Corporation (“Ohloh”) for $2.6 million in cash.  Visitors to Ohloh's web site, Ohloh.net, supply data regarding open source projects and developers.  Ohloh augments this user-contributed data with data gleaned from its web-crawling technology.  The Company intends to utilize Ohloh's database of open source software and developers to enhance its understanding of the Open Source Software (“OSS”) community, generate additional revenue from advertisers who utilize Ohloh’s data to reach their desired audience and sell reports derived from Ohloh data.  The acquisition of Ohloh enhances the Company’s position in and reach into the OSS community.

In accordance with FAS 141 (revised 2007), “Business Combinations”, the Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The acquisition provided the Company with a web crawling technology, including the data collected, its team of engineers and equipment to operate the business. The Company believes the data gathered by Ohloh will enhance its position as a leading OSS company and provide valuable insights into the markets its customers are targeting.  The Company also believes that there is a market to sell the data generated by the technology.  These opportunities were significant contributing factors to the establishment of the purchase price.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry.  The fair value of the developed technology was estimated by applying the income approach and a market approach.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in FAS 157.  Key assumptions include the expected cash flows to be generated from this developed technology over its remaining life and the discount rate of 35 percent.  In accordance with FAS 142, “Goodwill and Intangible Assets,” goodwill is not amortized but will be tested for impairment on December 31, the last day of the Company’s fiscal year.  The purchase price has been allocated as follows (in thousands):

Fair Value
Financial assets	$5
Equipment	23
Identified intangible assets	958
Financial liabilities	(43)
Total identifiable net assets	943
Goodwill	1,670
$2,613

A summary of the allocation of identified intangible assets is as follows (in thousands):

	Useful life	Fair Value
Developed technology	3 years	$958
Total intangible assets		$958

The amounts of Ohloh’s revenue and earnings included in the Company’s consolidated statement of operations for the six months ended June 30, 2009, and the revenue and net loss of the combined entity had the acquisition date been January 1, 2008 or January 1, 2009 are as follows (in thousands):

	Revenue	Net income (loss)
Actual from June 4, 2009 to June 30, 2009	$43	$42

Supplemental pro forma:
January 1, 2009 to June 30, 2009	22,213	(11,305)
January 1, 2008 to December 31, 2008	59,491	(5,315)

11.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Online Media and E-commerce.

The Company’s Online Media segment consists of Internet websites serving the IT professional, software development and open source communities and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities.  The Company’s websites that comprise the Online Media segment include: SourceForge.net, Slashdot, fossfor.us, Ohloh.net and freshmeat.net.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other.”

(in thousands)	Online Media	E-commerce	Other	Total Company
Three Months Ended June 30, 2009
Revenue from external customers	$4,341	$7,444	$-	$11,785
Cost of revenue	$1,718	$6,152	$-	$7,870
Gross margin	$2,623	$1,292	$-	$3,915
Loss from operations	$(2,447)	$61	$-	$(2,386)
Depreciation and amortization	$522	$33	$-	$555
Three Months Ended June 30, 2008
Revenue from external customers	$5,018	$6,780	$-	$11,798
Cost of revenue	$1,967	$5,207	$-	$7,174
Gross margin	$3,051	$1,573	$-	$4,624
Loss from operations	$(3,685)	$(119)	$-	$(3,804)
Depreciation and amortization	$463	$21	$-	$484
Six Months Ended June 30, 2009
Revenue from external customers	$8,118	$14,038	$-	$22,156
Cost of revenue	$3,625	$11,762	$-	$15,387
Gross margin	$4,493	$2,276	$-	$6,769
Loss from operations	$(5,432)	$(114)	$-	$(5,546)
Depreciation and amortization	$1,095	$63	$-	$1,158
Six Months Ended June 30, 2008
Revenue from external customers	$9,603	$13,583	$-	$23,186
Cost of revenue	$3,921	$10,980	$-	$14,901
Gross margin	$5,682	$2,603	$-	$8,285
Loss from operations	$(4,216)	$(136)	$(765)	$(5,117)
Depreciation and amortization	$900	$40	$-	$940

During the time periods covered by the table above, the Company marketed its Online Media products in the United States through its direct sales force and its E-commerce products through its online web site.

12.  Litigation

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

Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases. Defendants moved to dismiss the amended complaints and opposed class certification.  On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement.  It is uncertain whether the settlement will receive final Court approval.  If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported SourceForge shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company. .  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including SourceForge, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  The appeal is pending.

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

13.  Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 is effective for year beginning January 1, 2010. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement No.168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  In addition, once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162, “The Hierarchy of Generally Accepted Accounting Principles”. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have a material impact on the Company’s financial statements.

14.  Guarantees and Indemnifications

The following is a summary of the Company’s agreements which were determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2009.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; key metrics; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our ability to integrate Ohloh Corporation’s technology and employees; our intent to continue to invest significant resources in development of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements and any share repurchases.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The following are the significant changes in our critical accounting estimates during the three and six months ended June 30, 2009 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2008.

Effective August 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (FAS) 157, “Fair Value Measurements” (“FAS 157”) and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“FAS 159”).  As permitted by FAS 159, we have elected the fair value option for our Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of FAS 159, we reduced our Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in our Accumulated Deficit.

Overview

We own and operate a network of media web properties, serving the IT professional, software development and open source communities.  Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities.  Our network of web properties include: SourceForge.net, Slashdot.org, ThinkGeek.com, Ohloh.net, fossfor.us and freshmeat.net.  Combining user-developed content and e-commerce, we are the global technology community's nexus for information exchange, goods for geeks, and open source software distribution and services.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue our Online Media, E-commerce, Software and Online Images businesses.  In December 2005, we sold our Online Images business to WebMediaBrands Inc. and in April 2007, we sold our Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007, reflecting our strategic decision to focus on our network of media and e-commerce web properties, we changed our name to SourceForge, Inc. and merged with our wholly-owned subsidiary, OSTG, Inc.  In June 2009, we acquired Ohloh Corporation, a directory of open source projects and developers.

Our business consists of two operating segments:  Online Media and E-commerce.  Our Online Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties SourceForge.net, Slashdot.org, Ohloh.net, fossfor.us and freshmeat.net to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing, and innovation in, the technology marketplace.  Our E-commerce segment sells technology themed retail products for technology enthusiasts through our ThinkGeek.com web site.

Our strategy for our Online Media business is to increase our awareness, improve our sites and capture, analyze and draw insights from our data.  We currently serve four communities: developers, consumers, advertisers and investors.  We believe that our brand recognition in the marketing and advertising communities lags behind our recognition in the Open Source and technology communities.  This gap is a challenge and also an opportunity to better monetize our traffic. We expect to invest in establishing our brand identity among all four communities to increase awareness.  Our data strategy is designed to enable better targeting for advertisers, allowing for strategic insights to clients and partners, and ultimately to consumers.  We have recently completed the acquisition of Ohloh Corporation, which further enhances this strategy by providing insights into the entire open source ecosystem.  We are also investing in our web properties, primarily SourceForge.net where we launched a more modern platform in July 2009.

We currently use the following key metrics which are derived from data provided by Google Analytics and Coremetrics to measure our Online Media business:

	Three Months Ended
	June 30, 2009	June 30, 2008

Unique Visitors per Month (in thousands) (1)(2)	35,109	34,163
Visits per Month (in thousands) (2)	60,101	63,042
Pages per Visit	2.4	2.3
Page Views per Month (in thousands) (2)	144,375	145,845

Revenue per Thousand Pages (RPM)	$10.02	$11.47
Revenue per User (RPU) (3)	$0.49	$0.59

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

Media companies have historically reported page views as a metric seeking to measure users’ level of engagement.  Since the introduction of a new web technology, known as asynchronous JavaScript and XML (“AJAX”) which allows users to browse web sites without loading a new page, page views have generally declined for the same, or even higher, level of activity.  We have begun to implement this technology and as we increase our adoption and change our sites to continue to make them easier to use and more accessible, we may experience associated fluctuations in page views.  As the measures of engagement utilized by media companies evolve to include elements such as time spent per visit or number of visits per month in addition to or in lieu of page views, we expect that our reported metrics may also evolve.  In addition, as we modernize and insert more intelligence into our web properties to enhance the user experience, we remove pages from the user’s flow which decreases page views.

Our E-commerce business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site.  We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We also publish and communicate with our customers and followers using Twitter (http://twitter.com/thinkgeek) and a ThinkGeek fan page on Facebook.  In addition, we are investing in a site redesign which is expected to be released coinciding with ThinkGeek’s 10 year anniversary in August 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Online Media revenue	36.8%	42.5%	36.6%	41.4%
E-commerce revenue	63.2	57.5	63.4	58.6
Revenue	100.0%	100.0%	100.0%	100.0%
Online Media cost of revenue	14.6	16.7	16.4	16.9
E-commerce cost of revenue	52.2	44.1	53.0	47.4
Cost of revenue	66.8	60.8	69.4	64.3
Gross margin	33.2	39.2	30.6	35.7
Operating expenses:
Sales and marketing	16.6	19.7	19.3	18.2
Research and development	17.6	10.6	16.6	10.2
General and administrative	19.0	34.6	19.6	26.1
Amortization of intangible assets	0.2	-	0.1	-
Restructuring costs	-	6.5	-	3.3
Total operating expenses	53.4	71.4	55.6	57.8
Loss from operations	(20.2)	(32.2)	(25.0)	(22.1)
Interest and other income (expense), net	(10.5)	0.1	(25.1)	2.0
Loss before income taxes	(30.7)	(32.1)	(50.1)	(20.1)
Provision (benefit) for income taxes	(0.3)	(0.3)	(0.4)	0.1
Net loss	(30.4)%	(31.8)%	(49.7)%	(20.2)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	% Change Three Months	% Change Six Months
($ in thousands)
Online Media revenue	$4,341	$5,018	$8,118	$9,603	(13)%	(15)%
E-commerce revenue	7,444	6,780	14,038	13,583	10%	3%
Revenue	$11,785	$11,798	$22,156	$23,186	0%	(4)%

Sales for the three and six months ended June 30, 2009 and June 30, 2008 were primarily to customers located in the United States of America.

For the three months ended June 30, 2009 and June 30, 2008, no one customer represented more than 10% of our revenue.  For the six months ended June 30, 2009, Google Inc. represented 11.1% of our revenue while no one customer represented more than 10% of our revenue for the six months ended June 30, 2008.

Revenue by Segment

Online Media Revenue

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	% Change Three Months	% Change Six Months
($ in thousands)
Direct sales	$3,030	$3,914	$5,255	$7,366	(23)%	(29)%
Ad Networks	1,075	876	2,434	1,786	23%	36%
Other	236	228	429	451	4%	(5)%
Online Media revenue	$4,341	$5,018	$8,118	$9,603	(13)%	(15)%

Our Online Media revenue is derived primarily from advertising products delivered on our web properties.  Direct sales revenue is generated from orders received by our United States based sales team, which may also include advertisements to be delivered globally.  Ad Networks revenue represents revenue from our Ad Network partners who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems.  Other represents orders received from our international resellers, sales of reports on data underlying the open source community as well as referral fees and revenue earned from subscriptions to our web properties.

Direct sales revenue for the three months ended June 30, 2009 decreased $0.9 million as compared with the three months ended June 30, 2008.  The decrease was primarily due to a $2.2 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the three months ended June 30, 2009, offset in part by increases in revenue of $0.6 million from customers who did not advertise in the three months ended June 30, 2008 and $0.7 million from customers who increased their advertising levels during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.  The increase in Ad Networks revenue for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was due to increased revenue from Google as we continue to optimize our web properties to increase yields from Google and other Ad Networks.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  Other revenue did not change significantly during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Direct sales revenue for the six months ended June 30, 2009 decreased $2.1 million as compared with the six months ended June 30, 2008.  The decrease was primarily due to a $4.0 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the six months ended June 30, 2009, offset in part by increases in revenue of $1.0 million from customers who did not advertise in the six months ended June 30, 2008 and $0.9 million from customers who increased their advertising levels during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.  The increase in Ad Networks revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was due to increased revenue from Google as we continue to optimize our web properties to increase yields from Google and other Ad Networks.  Other revenue did not change significantly during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Traditional online advertising, which are those advertising units defined by The Interactive Advertising Bureau, has historically constituted a majority of our direct sales revenue.  Pricing pressures combined with decrease in demand for traditional online advertising has resulted in a change in our revenue mix.  In anticipation of this change, we began to introduce higher-priced premium advertising products in the first quarter of calendar 2008.  Although revenue from these premium advertising products accounted for more than 20% of our revenue in the six months ended June 30, 2009, this revenue has not grown sufficiently to offset the declines in traditional online advertising.  We believe that traditional online advertising will continue to decline and in order to grow revenue, we will continue to focus on creating new and innovative advertising products.

E-commerce Revenue

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	% Change Three Months	% Change Six Months

E-commerce revenue (in thousands)	$7,444	$6,780	$14,038	$13,583	10%	3%
Percentage of total revenue	63%	57%	63%	59%
Number of orders shipped	124,776	94,139	240,562	194,205	33%	24%
Avg. size of order received	$63	$75	$62	$73	(16)%	(15)%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The increase in E-commerce revenue during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to a 33% increase in the number of shipments year-over-year, offset in part by a 16% decrease in the average value per shipment.  The increase in E-commerce revenue during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily due to a 15% decrease in the average value per shipment, offset in part by a 24% increase in the number of shipments year-over-year.  The decrease in average shipment value was due to lower mix of price points of products purchased due to a customer preference for lower priced products.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	% Change Three Months	% Change Six Months
Cost of revenue	$7,870	$7,174	$15,387	$14,901	10%	3%
Gross margin	3,915	4,624	6,769	8,285	(15)%	(18)%
Gross margin %	33%	39%	31%	36%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our E-commerce business.

Gross margins decreased for the three and six months ended June 30, 2009 as compared with the three and six months ended June 30, 2008, due primarily to decreases in our Online Media revenue and increases in our E-commerce costs of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	% Change Three Months	% Change Six Months
Online Media cost of revenue	$1,718	$1,967	$3,625	$3,921	(13)%	(8)%
Online Media gross margin	2,623	3,051	4,493	5,682	(14)%	(21)%
Online Media gross margin %	60%	61%	55%	59%
Headcount	19	20	19	20

Online Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.

The decrease in Online Media gross margin percentages for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily driven by decreased Online Media revenue, offset in part by lower cost of revenue due to lower personnel related costs of $0.1 million and lower co-location costs of $0.1 million.

The decrease in Online Media gross margin percentages for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily driven by the $1.5 million decrease in Online Media revenue, offset in part by lower cost of revenue of $0.2 million primarily due to lower personnel and consulting costs and lower co-location costs.  The decrease in personnel and consulting costs is due to lower headcount and our discontinued use of outside editors for our web-sites and the decrease in co-location costs is primarily the result of the transition to our new data center and lower rates charged by our co-location provider.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended		% Change	% Change
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Three Months	Six Months
($ in thousands)
E-commerce cost of revenue	$6,152	$5,207	$11,762	$10,980	18%	7%
E-commerce gross margin	1,292	1,573	2,276	2,603	(18)%	(13)%
E-commerce gross margin %	17%	23%	16%	19%
Headcount	24	17	24	17

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.

The increase in E-commerce cost of revenue during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to an increase in product costs of $0.6 million and an increase in operating costs of $0.2 million.  The increase in product costs was due to an increase in revenue as well as the mix of products ordered by customers.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products.

The increase in E-commerce cost of revenue during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily due to increases in product costs of $0.5 million and operating costs of $0.5 million, offset in part by a decrease in shipping costs of $0.2 million.  The increase in product costs was primarily due to an increase in revenue as well as the mix of products ordered by customers.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products.  The decrease in shipping costs is a result of favorable shipping rates negotiated with third party shippers.

We expect E-commerce cost of revenue in absolute dollars to grow as E-commerce operating costs increase in the future, while E-commerce gross margin percentages may decline as we incur additional operating costs to support our strategy of increasing revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities and trade shows.

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Three Months	% Change Six Months
Sales and marketing	$1,952	$2,327	$4,267	$4,214	(16)%	1%
Percentage of total revenue	17%	20%	19%	18%
Headcount	25	28	25	28

The decrease in S&M expenses in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to decreases in headcount and related expenses of $0.3 million and a reduction in travel and related expense of $0.1 million.  The decrease in headcount was primarily due to a reduction in sales headcount.  The decrease in travel and related expense was the result of training in the three months ended June 30, 2008, which did not recur in the three months ended June 30, 2009.

S&M expenses did not change significantly in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

We expect future S&M expenses to increase in absolute dollars as we continue to focus on improving our brand recognition.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment.  We expense all of our R&D costs as they are incurred.

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Three Months	% Change Six Months
Online Media	$1,948	$1,138	$3,416	$2,189	71%	56%
E-commerce	130	113	256	193	15%	33%
Research and development	$2,078	$1,251	$3,672	$2,382	66%	54%
Percentage of total revenue	18%	11%	17%	10%
Headcount	43	31	43	31

R&D expense increased by $0.8 million in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.  The increase in R&D expenses primarily was due to increases in headcount and related costs of $0.5 million and consulting fees of $0.3 million.  The increase in headcount is primarily due to an increase in Online Media headcount as we continue to modernize and improve our web properties.  The increase in consulting fees was primarily due to expenses incurred in the redesign of our SourceForge.net platform, which was released in July 2009.  We expect R&D expenses to increase in absolute dollars and may also increase as a percentage of revenue in the future as we incur expenses to redesign our Online Media and E-commerce web properties.

R&D expense increased by $1.2 million in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.  The increase in R&D expenses primarily was due to increases in headcount and related costs of $0.9 million and consulting fees of $0.3 million.  The increase in headcount is primarily due to an increase in Online Media headcount as we continue to modernize and improve our web properties.  The increase in consulting fees was primarily due to expenses incurred in the redesign of our SourceForge.net platform, which was released in July 2009.

We expect future R&D expenses to increase in absolute dollars as we continue to improve both our Online Media and E-commerce web-sites to enhance our user experience and increase engagement.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Three Months	% Change Six Months
General and administrative	$2,244	$4,085	$4,349	$6,041	(45)%	(28)%
Percentage of total revenue	19%	35%	20%	26%
Headcount	21	21	21	21

G&A expenses decreased by $1.8 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  The decrease is due to a decrease in personnel related expenses of $2.0 million, offset in part by an increase in accounting fees of $0.1 million.  The decrease in personnel related expenses is primarily due to the severance and stock based compensation expense related to the termination of our former chief executive officer in June 2008.  The increase in accounting fees is due to costs incurred in conjunction with the change in our fiscal year end from July 31 to December 31.

G&A expenses decreased by $1.7 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The decrease is due to a decrease in personnel related expenses of $1.8 million, offset in part by an increase in legal fees of $0.1 million.  The decrease in personnel related expenses is primarily due to the severance and stock based compensation expense related to the termination of our former chief executive officer in June 2008.

G&A expenses are expected to increase in absolute dollars in the future due to costs to support our recently announced strategy of increasing brand awareness.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $2.8 million as of June 30, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

All charges as a result of restructuring activities have been recorded in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the six months ended June 30, 2009	$4,116	$(1,404)	$41	$2,753

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended		Six Months Ended		% Change
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Three Months	% Change Six Months

Interest income	$34	$292	$88	$933	(88)%	(91)%
Interest expense	(19)	(22)	(41)	(107)	(14)%	(62)%
Other than temporary impairment of non-marketable equity securities	-	-	(4,585)	-	*	*
Loss on disposal of asset	(1,246)	-	(1,246)	-	*
Other income (expense), net	-	(256)	223	(352)	*	*
Interest and other income (expense), net	$(1,231)	$14	$(5,561)	$474	*	*
* – Not meaningful

The decrease in interest income for the three months and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, was primarily due to reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields and to a lesser extent to a reduced level of investments.

Interest expense for the three and six months ended June 30, 2009 results primarily from accretion of our accrued restructuring charge, while interest expense for the three and six months ended June 30, 2008 was primarily due to interest expense on a legal settlement which was paid in January 2008.

The other-than-temporary impairment of non-marketable equity securities relates to our investment in CollabNet, Inc. (“CollabNet”). In March 2009, we determined an impairment indicator existed for this investment and as a result we performed a fair value analysis of this investment. In determining whether a decline in value of our investment in CollabNet had occurred and was other than temporary, we considered available evidence, including the general market conditions, CollabNet’s financial condition, near-term prospects, market comparables and future financing requirements.  The valuation also takes into account CollabNet’s capital structure, liquidation preferences for its capital and other economic variables, which require management’s judgment to evaluate. Based on the results, we determined that the estimated fair value of our investment in CollabNet was $2.0 million and accordingly, we recognized an other-than-temporary impairment charge of $4.6 million.

Loss on disposal of asset is due to our deprecation of the Marketplace platform from the SourceForge.net platform.

Other income (expense), net for the three months and six months ended June 30, 2008 is primarily comprised of impairment charges on our investment in Cheyne Finance PLC.  Other income (expense) net for the six months ended June 30, 2009 is primarily due to the $0.2 million gain on our sale of the Linux.com domain name to The Linux Foundation.

Income Taxes

	Three Months Ended		Six Months Ended		% Change
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Three Months	% Change Six Months
($ in thousands)
Provision (benefit) for income taxes	$(31)	$(37)	$(95)	$26	(16)%	*
* – Not meaningful

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The decrease in the provision for income taxes for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was due to the decrease in pre-tax income.  As of June 30, 2009, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2026 and 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Six Months Ended June 30,
($ in thousands)	2009	2008
Net cash provided by (used in):
Continuing operations:
Operating activities	$(5,153)	$(4,940)
Investing activities	(2,132)	20,914
Financing activities	(3,123)	(86)
Discontinued operations	-	42
Net increase (decrease) in cash and cash equivalents	$(10,408)	$15,930

Our principal sources of cash as of June 30, 2009 are our existing cash, cash equivalents and investments of $39.5 million, which excludes restricted cash of $1.0 million.  Cash and cash equivalents decreased by $10.4 million, and investments decreased by $0.1 million at June 30, 2009 when compared to December 31, 2008.  This total decrease was primarily due to cash used to fund net operating losses and working capital requirements during the six months ended June 30, 2009.

Operating Activities

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2009.  Net cash used in operating activities was primarily due to our net operating loss of $2.9 million after the effects of non-cash impairment charge of $4.6 million, stock-based compensation of $1.3 million, depreciation expense of $1.2 million, the gain on our sale of the Linux.com domain name to The Linux Foundation of $0.2 million and a loss on disposal of assets, of $1.2 million, related to the deprecation of the Marketplace platform from the SourceForge.net platform.  Additionally, changes in operating assets and liabilities included cash used for accounts payable of $1.8 million, and accrued restructuring liabilities of $1.4 million, offset partially by cash provided by decreases in accounts receivable of $1.0 million.  The decrease of accounts payable was primarily due to the seasonality of our e-commerce business and the decrease in accounts receivable is primarily due to the decline of Online Media revenue.

Net cash used in operating activities was $4.9 million for the six months ended June 30, 2008.  Net cash used in operating activities was primarily due to net operating loss of $1.3 million after the effects of stock-based compensation of $2.4 million, depreciation expense of $0.9 million and the loss on sale of investments of $0.2 million.  Additionally, changes in operating assets and liabilities included cash used for accounts payable of $2.9 million and accrued restructuring liabilities of $1.3 million, offset partially by cash provided by decreases in inventory of $0.6 million.  The decrease of inventory and accounts payable was primarily due to the seasonality of our e-commerce business.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash usage for the six months ended June 30, 2009 included $2.6 million for the acquisition of Ohloh and $0.2 million for the purchase of property and equipment, offset in part by proceeds from the sale of Linux.com of $0.2 million and maturities of marketable securities of $0.6 million.

Cash provided by investing activities of $20.9 million for the six months ended June 30, 2008 related to the net proceeds from sale or maturities of marketable securities resulting in net cash provided of $22.6 million, which was partially offset by purchases of property and equipment of $1.6 million.  The decrease in marketable securities was a result of the Company’s preference to convert its investments to cash equivalents during the six months ended June 30, 2008.

Financing Activities

Our financing activities during the six months ended June 30, 2009 and June 30, 2008 are primarily comprised of cash used to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008 offset in part by proceeds from the sale of our common stock through equity incentive plans.

Discontinued Operations

The cash provided by discontinued operations during 2008 was due to collection of residual accounts receivable from our discontinued Software business during the six months ended June 30, 2008.  Since the year ended December 31, 2007, we no longer have operations in this segment and the cash flows during the six months ended June 30, 2008 are solely the result of the collection of outstanding accounts receivable related to the discontinued Software business.

Restricted Cash

As of June 30, 2009 and December 31, 2008, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former Fremont facility lease.  The amount related to this letter of credit is recorded as restricted cash, in the condensed consolidated balance sheet.  The $1.0 million letter of credit will expire upon completion of the lease in May 2010.

Auction Rate Securities and ARS Right

At June 30, 2009, all of our investments were recorded at fair value in accordance with FAS 157. As defined by FAS 157, a significant portion of our investments were classified as either Level 1 or Level 2; however, we classified $9.4 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”) as Level 3. The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.

Since February 2008, auctions for ARS have failed and the investments are not currently liquid.  In October 2008, we accepted an offer from UBS, our investment advisor, granting us the right to require UBS to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“ARS Right”).  Consequently, we have classified these ARS as short-term investments.  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.  At June 30, 2009, all of our ARS were rated AAA by at least one credit rating agency.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of June 30, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

Stock Repurchase Program

In October 2008, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10 million of our common stock over a 12-month period.  Repurchased shares are cancelled and retired.  During the three months ended June 30, 2009, we repurchased 3.7 million shares of common stock at a weighted-average price of $0.82 per share for an aggregate purchase price of $3.0 million.  As of June 30, 2009 we have repurchased and retired 8.2 million shares of common stock at a weighted-average price of $0.76 per share for an aggregate purchase price of $6.2 million under this program.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of June 30, 2009 (in thousands):

		Years ending December 31,
	Total	2009	2010 and 2011	2012 and 2013
Gross Operating Lease Obligations	$5,583	$2,252	$2,858	$473
Sublease Income	(1,755)	(666)	(922)	(167)
Net Operating Lease Obligations	3,828	1,586	1,936	306

Purchase Obligations	2,822	2,822	-	-
Total Obligations	$6,650	$4,408	$1,936	$306

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 is effective for year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In June 2009, the FASB issued FASB Statement No.168, “The FASB Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles”. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  In addition, once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162, “The Hierarchy of Generally Accepted Accounting Principles”. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have a material impact on our financial statements.

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

At June 30, 2009, we had $9.4 million of investments with a weighted average interest rate of 0.83 percent.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases, which included the Company's case, that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases. Defendants moved to dismiss the amended complaints and opposed class certification. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation. On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the litigation proceeds, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported SourceForge shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including SourceForge, jointly filed a motion to dismiss plaintiff's claims. On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit. The appeal is pending.

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

Risks Related To Our Online Media Business

If our Online Media business fails to attract and retain users, particularly users who create and post original content on our web properties, our financial results will be adversely affected.

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate:

•	creation of user-generated content,

•	participation in discussion surrounding such user-generated content,

•	evaluation of user-generated content, and

•	distribution of user-generated content.

If our development efforts fail to facilitate such activities on our web properties, the level of user engagement and interaction will not increase and may decline.  Even if we succeed in facilitating such activities on our sites, we cannot assure that such improvements will be deployed in a timely or cost-effective manner.

If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base that is desirable to advertisers, which will adversely affect our Online Media business and our ability to maintain or grow our revenue.

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

We cannot assure that our programs and products will appeal to our advertisers or enable us to attract and retain advertisers and generate revenue consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new marketing programs and products will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs and products that allow us to expand our advertiser base, we may not be able to generate sufficient revenue to grow our Online Media business.

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

Our SourceForge.net platform hosts Open Source software projects, and we derive revenue through advertising campaigns.  Because the cost to develop and host websites has declined over time, an increasing number of companies, organizations and individuals have begun hosting Open Source code and offering Open Source software development-related services. In addition, Google Inc. (“Google”) offers Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Our competitors may be able to respond more quickly and effectively than we can to new or changing Open Source software opportunities, technologies, standards, or user requirements.  Because of competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Online Media business could be negatively impacted.

We face competition from traditional media companies, and we may not be included in the advertising budgets of advertisers, which could harm our operating results.

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

We have made and continue to make significant investments in our web properties and services offered thereon, which may fail to become profitable endeavors.

We have made and will continue to make significant investments in research, development and marketing for our web properties and services offered thereon. Investments in new technology are inherently speculative. We have recently announced fossfor.us, a new web site designed to allow consumers to find open source software.  We continue to focus on initiatives to accelerate the pace of improvements to our web properties, particularly SourceForge.net and Slashdot.org.  These efforts require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses.  Our efforts may not be successful in achieving our desired objective, and even if we achieve the desired objective, our audience or our advertisers may not respond positively to these improvements.  Failure to grow revenue sufficiently to offset the significant investments will materially and adversely affect our business and operating results.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation.

The success of our Online Media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web properties.  We do not currently have a formal disaster recovery plan and substantially all of our computer and communications systems are located in a single data center near Chicago, Illinois.  Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.

We experience unplanned service interruptions with all our online sites.  Service interruptions may be caused by a variety of factors, including capacity constraints, single points of hardware failure, software design flaws and bugs, and third party denial of service attacks.  Although we continue to work to improve the performance and uptime of our web properties, and have taken steps to mitigate these risks, we expect that service interruptions will continue to occur from time to time.  If our web properties experience frequent or lengthy service interruptions, our business and reputation will be seriously harmed.

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

We may be subject to product liability claims if people or property are harmed by the products we sell on our E-commerce web site, which could be costly to defend and subject us to significant damage claims.

Some of the products we offer for sale on our E-commerce web site, such as consumer electronics, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability, and even if some agreements provide for indemnification, it may be prohibitively costly to avail ourselves of the benefits of the protection.

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

Our E-commerce business is dependent on the uninterrupted and highly available operation of our web site.  We experience service interruptions with our E-commerce web site.  Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks.  If we fail to provide customers with such access to our web site at the speed and performance which they require, our E-commerce sales would be adversely affected and our business reputation may be seriously harmed.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to online advertising and/or E-commerce spending;

•	the discretionary nature of our online media customers’ purchase and budget cycles;

•	the spending habits of our e-commerce customers;

•	the size and timing of online media customer orders;

•	long online media sales cycles;

•	our ability to retain skilled engineering, marketing and sales personnel;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific online advertisers or sponsors, and the size and timing of advertising or sponsorship purchases by individual customers; and

•	our ability to keep our web properties operational at a reasonable cost.

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

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investments accounts pursuant to a written investment policy established by our Board of Directors and overseen by the Audit Committee of our Board of Directors.  Our investment criteria are to invest only in top tier quality investments or federally sponsored investments.  Top tier quality investments are determined by our investment advisors in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisors’ internal credit specialists.  Our cash is invested in overnight investments and investments that will mature within ninety days after the end of our reporting period.  Our investment portfolio consists of instruments that mature between ninety-one days and 37 years after the end of our reporting period.

Based upon recent events in the credit market, we may be impacted by the following risks:

•	our investment portfolio contains auction rate securities, which have recently experienced liquidity issues due to the failure of auctions;

•	we have experienced and may continue to experience temporary or permanent declines in the value of certain investments which would be reflected in our financial statements;

•	we may not be able to reasonably value or assess our investments if there is not a liquid resale market for those investments.

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

Nasdaq temporarily suspended enforcement of its rules requiring companies to maintain a minimum closing bid price of $1.00 and a specified minimum market value of publicly held shares until July 31, 2009.  Although our common stock has recently traded above $1.00, we have also recently experienced periods where our stock traded below the $1.00 minimum closing bid price.  Following the expiration of this temporary suspension on July 31, 2009, if we are unable to satisfy Nasdaq's requirements for continued listing on the Nasdaq Global Market, our securities may be delisted from the Nasdaq Global Market. There can be no assurances that we will satisfy the standards to regain compliance. The delisting of our common stock from the Nasdaq Global Market may have a material adverse effect on us by, among other things, reducing:

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

We used $5.2 million of cash for operating activities, $2.6 million of cash for an acquisition and $3.1 million of cash for the repurchase of common stock during the six months ended June 30, 2009.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $11.0 million during the six months ended June 30, 2009, and we have an accumulated deficit of $747.2 million as of June 30, 2009.  Additionally, we expect to incur net losses during the remainder of the year ending December 31, 2009.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Risks Related To Intellectual Property

We are vulnerable to claims that our web properties infringe third-party intellectual property rights.  Any resulting claims against us could be costly to defend or subject us to significant damages.

We expect that our web properties will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of web properties in different Internet industry segments overlap. The scope of United States patent protection for software is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products.  In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unwittingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against our web offerings.  A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause interruption in our web offerings. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us, or at all. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to offer one or more of our web sites, or services thereon in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay release of our products and increase our costs. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

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

In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our web properties and proprietary information will increase.

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

Pursuant to Section 404 of the  Sarbanes-Oxley Act of 2002 ("Section  404"), we are required to evaluate the effectiveness of our internal control over financial  reporting  as well as our  disclosure  controls and  procedures each fiscal year.  As of June 30, 2009 management  has concluded  that  our internal  control  over  financial  reporting  and  our  disclosure  controls and procedures were effective.  We will need to continue to evaluate, upgrade and enhance our internal controls.  Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.  We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified.  If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter ended June 30,  2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $0.80 to $1.55 per share and the closing sale price on June 30, 2009, the last trading day of the quarter, was $1.25 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Date: August 5, 2009

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