Form 10-Q
period 2009-09-30
SourceForge, Inc
filed 2009-11-09
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to           .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 Castro Street, Suite 450, Mountain View, California, 94041
(Address, including zip code, of principal executive offices)

(650) 694-2100
(Registrant’s telephone number, including area code)

SourceForge, Inc.
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At October 30, 2009
Common Stock, $0.001 par value	60,475,493

Table of Contents

PART I

GEEKNET, INC. (FORMERLY SOURCEFORGE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,128	$40,511
Short-term investments	9,472	563
Accounts receivable, net of allowance of $51 and $0, respectively	3,091	4,418
Inventories	4,868	3,264
Prepaid expenses and other current assets	4,079	1,841
Restricted cash	1,000	-
Total current assets	47,638	50,597
Property and equipment, net	2,736	4,748
Long-term investments	-	8,947
Restricted cash, non-current	-	1,000
Other long-term assets	5,053	8,874
Total assets	$55,427	$74,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,012	$4,021
Accrued restructuring liabilities	2,027	2,862
Deferred revenue	770	591
Accrued liabilities and other	2,326	2,702
Total current liabilities	9,135	10,176
Other long-term liabilities	197	1,423
Total liabilities	9,332	11,599
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock	61	65
Treasury stock	(492)	(331)
Additional paid-in capital	798,275	799,037
Accumulated other comprehensive income	13	9
Accumulated deficit	(751,762)	(736,213)
Total stockholders’ equity	46,095	62,567
Total liabilities and stockholders’ equity	$55,427	$74,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC. (FORMERLY SOURCEFORGE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Online Media revenue, including $145, $200, $545 and $600 of related party revenue, respectively	$3,683	$5,055	$11,801	$14,658
E-commerce revenue	7,104	6,417	21,142	20,000
Revenue	10,787	11,472	32,943	34,658
Cost of revenue:
Online Media cost of revenue	1,630	2,140	5,255	6,061
E-commerce cost of revenue	6,053	5,104	17,815	16,084
Cost of revenue	7,683	7,244	23,070	22,145
Gross margin	3,104	4,228	9,873	12,513
Operating expenses:
Sales and marketing	3,201	2,304	7,468	6,518
Research and development	2,144	1,472	5,816	3,854
General and administrative	2,238	2,977	6,587	9,018
Amortization of intangible assets	83	-	110	-
Restructuring costs	-	-	-	765
Total operating expenses	7,666	6,753	19,981	20,155
Loss from operations	(4,562)	(2,525)	(10,108)	(7,642)
Interest and other income (expense), net	18	(277)	(5,543)	197
Loss before income taxes	(4,544)	(2,802)	(15,651)	(7,445)
Benefit for income taxes	(7)	(138)	(102)	(112)
Net loss	$(4,537)	$(2,664)	$(15,549)	$(7,333)

Net loss per share:
Basic and diluted	$(0.08)	$(0.04)	$(0.25)	$(0.11)

Shares used in per share calculations:
Basic and diluted	59,909	67,670	61,042	67,548

The accompanying notes are an integral part of these condensed consolidated financial statements

GEEKNET, INC. (FORMERLY SOURCEFORGE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(15,549)	$(7,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,637	1,500
Stock-based compensation expense	2,009	2,981
Provision for bad debts	97	80
Provision for excess and obsolete inventory	34	103
Loss on disposal of assets	1,020	3
Loss on sale of investments	-	308
Impairment of investments	4,585	108
Non-cash restructuring expense	-	765
Changes in assets and liabilities:
Accounts receivable	1,235	(743)
Inventories	(1,638)	(598)
Prepaid expenses and other assets	(841)	(1,336)
Accounts payable	(16)	(1,819)
Accrued restructuring liabilities	(2,089)	(2,150)
Deferred revenue	179	(89)
Accrued liabilities and other	(412)	35
Other long-term liabilities	28	14
Net cash used in operating activities	(9,721)	(8,171)
Cash flows from investing activities:
Purchase of property and equipment	(738)	(1,902)
Purchase of marketable securities	-	(26,441)
Maturities or sale of marketable securities	559	49,926
Acquisition of a business, net of cash acquired	(2,613)	-
Proceeds from sales of intangible assets, net	172	-
Purchase of intangible assets	(106)	-
Net cash (used in) provided by investing activities	(2,726)	21,583
Cash flows from financing activities:
Proceeds from issuance of common stock	259	18
Repurchase of common stock	(3,195)	(242)
Net cash used in financing activities	(2,936)	(224)
Cash flows from discontinued operations:
Net cash provided by operating activities	-	42
Net cash provided by discontinued operations	-	42
Net increase (decrease) in cash and cash equivalents	(15,383)	13,230
Cash and cash equivalents, beginning of period	40,511	25,037
Cash and cash equivalents, end of period	$25,128	$38,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC. (FORMERLY SOURCEFORGE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Overview
Geeknet, Inc. (“Geeknet” or the “Company”), previously known as SourceForge, Inc, owns and operates a network of media web properties serving the technology professional and enthusiast, and the software development and open source communities.  The Company’s wholly-owned subsidiary, ThinkGeek, Inc., provides online sales of a variety of retail products of interest to these communities.  The Company’s network of web properties includes: SourceForge, Slashdot, ThinkGeek, Ohloh and freshmeat.  Combining user-developed content and e-commerce, Geeknet is the global geek community's nexus for information exchange, merchandise, and open source software distribution.  Our corporate web site is geek.net.

The Company was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Online Media, E-commerce, Software and Online Images businesses.  In December 2005, the Company sold its Online Images business to WebMediaBrands Inc. and in April 2007, the Company sold its Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 the Company changed its name to SourceForge, Inc.  In September 2009, the Company acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers, and in November 2009 the Company changed its name to Geeknet to project a more accurate reflection of its business, primarily to the advertising community.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from unaudited transition financial statements included on Form 10-Q, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and September 30, 2008 and its cash flows for the nine months ended September 30, 2009 and September 30, 2008 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC and the Company’s unaudited financial information and notes thereto for the five month transition period ended December 31, 2008, included in the Company’s transition report on Form 10-Q filed with the SEC.

2.  Summary of Significant Accounting Policies

Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the three and nine months ended September 30, 2009 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Adopted Accounting Pronouncements
Effective July 1, 2009, the Company adopted the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Accounting Standards Generally Accepted in the United States (“U.S. GAAP”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

Effective August 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures– Overall” (“ASC 820-10”) and FASB ASC 825-10, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Codification Topic 320” (“ASC 825-10”).  The Company has elected the fair value option for its Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of ASC 825-10, the Company reduced accumulated other comprehensive loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the impact of this new accounting update on its consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810-10  “Consolidation of Variable Interest entities” ASC 810-10  requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. ASC 810-10 is effective for year beginning January 1, 2010. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of Geeknet and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At September 30, 2009, the Company owned approximately 9% of CollabNet, Inc. (“CollabNet”) consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

Related-party revenue associated with CollabNet was $0.1 million and $0.2 million for the three months ended September 30, 2009 and September 30, 2008, respectively.  Related-party revenue associated with CollabNet was $0.5 million and $0.6 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Foreign Currency Translation
The Company has a wholly-owned foreign subsidiary, SourceForge Europe, which is located in Belgium.  The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency.  For the periods presented, no revenue or expenses resulted from this entity.  At September 30, 2009 the Company had a foreign cash balance of $0.02 million.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of September 30, 2009, the Company did not hold any foreign currency derivative instruments.

Segment and Geographic Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance.  The Company’s chief decision-making group is the Chief Executive Officer and the executive team.  The Company currently operates as two reportable business segments:  Online Media and E-commerce.

The Company markets its Online Media products in the United States through its direct sales force and with respect to international Online Media sales, through representatives in the United Kingdom, Europe and Australia.  The Company markets its E-commerce products through its web site.  Revenue for the three and nine months ended September 30, 2009 and September 30, 2008, respectively, was generated primarily from sales to customers in the United States.

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

Revenue Recognition
The Company recognizes revenue as follows:

Online Media Revenue
Online Media revenue is primarily derived from sales of advertising on the Company’s various web properties.  The Company recognizes Online Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from the sale of consumer goods when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  In general, the Company recognizes E-commerce revenue upon the shipment of goods.  The Company grants customers a 30-day right to return products and records a reserve for returns, if material.  Returns have been immaterial for the periods presented.  At September 30, 2009, there was no reserve for returns and at December 31, 2008 a $0.2 million returns reserve was included in accrued liabilities.

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

No internal use software costs were capitalized for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Goodwill and Intangibles
Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at September 30, 2009.

Goodwill and intangible assets are as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross	Accumulated		Gross	Accumulated
	asset	amortization	Net asset	asset	amortization	Net asset
Goodwill	$62,032	$(60,362)	$1,670	$60,362	$(60,362)	$-

Identified intangible assets:
Domain and trade names	6,043	(5,936)	107	5,933	(5,933)	-
Purchased technology	3,492	(2,641)	851	2,534	(2,534)	-
	9,535	(8,577)	958	8,467	(8,467)	-
Total goodwill and identified intangible assets	$71,567	$(68,939)	$2,628	$68,829	$(68,829)	$-

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,	Amount
2009	$98
2010	353
2011	353
2012	154
$958

Inventories
Inventories related to the Company’s E-commerce business consist solely of finished goods that are valued at the lower of cost or market using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of September 30, 2009, one advertising agency accounted for more than 12.1% of the Company’s gross accounts receivable.

For the three months ended September 30, 2009, no one customer represented more than 10% of revenue and for the nine months ended September 30, 2009, Google Inc. represented 10% of revenue.  For the three and nine months ended September 30, 2008, Google Inc. represented 12.3% and 13.6%, respectively, of revenue.

3. Composition of Certain Balance Sheet Components

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Computer and office equipment (useful lives of 2 to 4 years)	$5,397	$5,846
Furniture and fixtures (useful lives of 2 to 4 years)	201	92
Leasehold improvements (useful lives of lesser of estimated life or lease term)	82	58
Software (useful lives of 2 to 5 years)	378	2,778
Total property and equipment	6,058	8,774
Less: Accumulated depreciation and amortization	(3,322)	(4,026)
Property and equipment, net	$2,736	$4,748

In June 2009, the Company disposed of internally developed software, with the resulting loss of $1.2 million included in Interest income and other income (expense), net.

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Equity investment	$1,979	$6,564
Goodwill	1,670	-
Intangible assets, net	958	-
ARS Right	-	1,903
Other	446	407
Other long-term assets	$5,053	$8,874

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accrued restructuring liabilities, net of current portion	$-	$1,254
Other long-term liabilities	197	169
Other long-term liabilities	$197	$1,423

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other income in the statement of operations or other comprehensive gain or loss in stockholders’ equity.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	September 30, 2009			December 31, 2008
	Adjusted	Gross Unreal-	Estimated	Adjusted	Gross Unreal-	Estimated
	Cost	ized Losses	Fair Value	Cost	ized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,327	$-	$1,327	$4,898	$-	$4,898
Money market funds	23,801	-	23,801	35,613	-	35,613
Total cash and cash equivalents	25,128	-	25,128	40,511	-	40,511

Short-term investments:
Corporate securities	8	-	8	567	(4)	563
Government securities	10,850	(1,386)	9,464	-	-	-
Total short-term investments	$10,858	$(1,386)	$9,472	$567	$(4)	$563

Long-term investments:
Government securities	-	-	-	10,850	(1,903)	8,947
Total long-term investments	$-	$-	$-	$10,850	$(1,903)	$8,947

Restricted cash	$1,000	$-	$1,000	$-	$-	$-

Restricted cash, non current	$-	$-	$-	$1,000	$-	$1,000

At September 30, 2009, the Company has recorded its government securities as short-term investments based on its right to require UBS AG (“UBS”) to repurchase these investments on June 30, 2010.

5. Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$23,801	$-	$-	$23,801
Corporate debt	-	-	8	8
Municipal bonds	-	-	9,464	9,464
ARS Right	-	-	1,386	1,386

Total	$23,801	$-	$10,858	$34,659

Amounts included in:
Cash and cash equivalents	$23,801	$-	$-	$23,801
Short-term investments	-	-	9,472	9,472
Other current assets	-	-	1,386	1,386

Total	$23,801	$-	$10,858	$34,659

Level 3 assets include municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds tied to short-term interest rates.  In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  At September 30, 2009, all of the Company’s ARS were rated AAA, the highest credit rating, by at least one rating agency.  The Company has a right to sell at par value (the “ARS Right”), auction-rate securities originally at $10.8 million to UBS, its investment advisor, at any time during a two-year period beginning June 30, 2010.  The Company has valued the ARS Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The ARS were valued utilizing a discounted cash flow approach.  The assumptions used in preparing the discounted cash flow model are based on data available as of September 30, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In conjunction with the adoption of FASB ASC 825-10, the Company elected the fair value option for its ARS and the ARS Right.  Since the ARS Right is directly related to the ARS investments, the Company elected the fair value option for these financial assets.  Upon adoption of FASB ASC 825-10, the Company reduced its Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.  The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
Balance at December 31, 2008	$10,858
Loss on other assets	(517)
Gain on investments	517

Balance at September 30, 2009	$10,858

6.  Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California.  In conjunction with this relocation, the Company recorded total restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space formerly used by its Software business, which was included in the gain on disposal of discontinued operations.  During the fiscal years ended July 31, 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as to exit a sublease agreement and to reduce its general and administrative overhead costs.  The Company exited these businesses to pursue its current Online Media and E-commerce businesses and reduce its operating losses to improve cash flow.  The restructuring liability of $2.0 million as of September 30, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  The Company will continue to evaluate and update, if applicable, these accruals on an annual basis.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the nine months ended September 30, 2009	$4,116	$(2,145)	$56	$2,027

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(4,537)	$(2,664)	$(15,549)	$(7,333)

Weighted average shares - basic and diluted	59,909	67,670	$61,042	67,548

Net loss per share:
Basic and diluted	$(0.08)	$(0.04)	$(0.25)	$(0.11)

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Anti-dilutive securities:
Options to purchase common stock	6,512	5,880	6,411	5,633
Unvested restricted stock purchase rights	147	919	356	851
Total	6,659	6,799	6,767	6,484

8.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.  The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(4,537)	$(2,664)	$(15,549)	$(7,333)

Unrealized gain (loss) on marketable securities and investments	-	(461)	4	(997)
Comprehensive loss	$(4,537)	$(3,125)	$(15,545)	$(8,330)

9.  Stockholders’ Equity and Stock-Based Compensation

Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $10 million of its common stock over a 12-month period.  Repurchased shares are cancelled and retired.  There was no stock repurchase activity during the three months ended September 30, 2009.  As of September 30, 2009 the Company had repurchased and retired 8.2 million shares of common stock at a weighted-average price of $0.76 per share for an aggregate purchase price of $6.2 million under this program.

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At September 30, 2009, a total of 2,813,451 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

The following table summarizes option and restricted stock purchase rights activities from July 31, 2008 through September 30, 2009:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Purchase Rights Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85
Granted	(2,790,500)	90,000	2,610,500	$0.72
Restricted stock released	-	(304,583)	-	$-
Restricted stock repurchased	253,333	(203,333)	-	$-
Cancelled	165,520	-	(166,875)	$3.80

Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91
Granted	(1,746,550)	-	1,746,550	$1.22
Exercised	-	-	(205,196)	$1.26
Restricted stock released	-	(390,005)	-	$-
Restricted stock repurchased	153,332	(76,666)	-	$-
Cancelled	2,500,944	-	(2,509,326)	$3.62

Balance at September 30, 2009	2,813,451	399,993	7,682,849	$2.34	7.54	$1,522
Exercisable at September 30, 2009			2,939,649	$4.22	4.96	$17

The aggregate intrinsic value in the above table is calculated as the excess of the September 30, 2009 official closing price of the Company’s stock of $1.26 per share as reported by the NASDAQ Global Market over the exercise price of the shares.  The total number of in-the-money options exercisable as of September 30, 2009 was insignificant.

As of September 30, 2009, total compensation cost related to nonvested stock options not yet recognized was $3.1 million, which is expected to be recognized over the next 38 months on a weighted-average basis.  The total intrinsic value of options exercised for the three and nine months ended September 30, 2009 and September 30, 2008 was insignificant.  The Company issues new shares upon the exercise of options.

As of September 30, 2009, 399,993 shares have been issued pursuant to restricted stock purchase agreements at $0.001 per share.  As of September 30, 2009, total compensation cost related to stock purchase rights not yet recognized was $0.7 million which is expected to be recognized over the next 16 months on a weighted-average basis.

The options outstanding and currently exercisable by exercise price at September 30, 2009 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.63	-	$0.63	2,250	9.18	$0.63	-	$-
$0.67	-	$1.06	119	6.38	0.98	50	0.98
$1.19	-	$1.26	1,120	9.77	1.20	42	1.19
$1.26	-	$1.36	703	8.86	1.31	134	1.30
$1.36	-	$1.77	784	8.02	1.55	368	1.60
$1.79	-	$2.64	790	3.63	2.38	732	2.38
$2.68	-	$3.98	768	4.75	3.39	686	3.34
$4.02	-	$4.25	798	6.62	4.11	611	4.11
$4.33	-	$5.20	178	6.37	4.90	144	4.90
$5.20	-	$64.12	173	0.82	24.93	173	24.93

$0.63	-	$64.12	7,683	7.54	$2.34	2,940	$4.22

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Included in cost of revenue:
Online Media cost of revenue	$73	$56	$191	$159
E-commerce cost of revenue	19	15	55	46
Total included in cost of revenue	92	71	246	205
Included in operating expenses:
Sales and marketing	109	87	370	350
Research and development	103	72	267	208
General and administrative	397	359	1126	2,218
Total included in operating expenses	609	518	1,763	2,776

Total stock-based compensation expense	$701	$589	$2,009	$2,981

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three and nine months ended September 30, 2009 and September 30, 2008 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life (years)	5.84	5.22	5.82	4.83
Risk-free interest rate	2.84%	3.00%	2.86%	3.15%
Volatility	0.65%	0.60%	0.66%	0.60%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.72	$0.75	$0.74	$0.78

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

10.  Acquisition

In June 2009, the Company acquired 100% of Ohloh Corporation (“Ohloh”) for $2.6 million in cash.  Visitors to Ohloh's web site, Ohloh.net, supply data regarding open source projects and developers.  Ohloh augments this user-contributed data with data gleaned from its web-crawling technology.  The Company intends to utilize Ohloh's database of open source software and developers to enhance its understanding of the Open Source Software (“OSS”) community and generate additional revenue from advertisers who utilize Ohloh’s data to reach their desired audience.  The acquisition of Ohloh enhances the Company’s position in and reach into the OSS community.

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

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for the high-technology industry.  The fair value of the developed technology was estimated by applying the income approach and a market approach.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.  Key assumptions include the expected cash flows to be generated from this developed technology over its remaining life and the discount rate of 35 percent.  The Company will test goodwill for impairment on December 31, the last day of the Company’s fiscal year.  The purchase price has been allocated as follows (in thousands):

Financial assets	$5
Equipment	23
Identified intangible assets	958
Financial liabilities	(43)
Total identifiable net assets	943
Goodwill	1,670
$2,613

A summary of the allocation of identified intangible assets is as follows (in thousands):

	Useful life	Fair Value
Developed technology	3 years	$958
Total intangible assets		$958

The amounts of Ohloh’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2009, and the revenue and net loss of the combined entity had the acquisition date been January 1, 2008 or January 1, 2009 are as follows (in thousands):

	Revenue	Net loss
Actual from June 4, 2009 to September 30, 2009	$58	$(56)

Supplemental pro forma:
January 1, 2009 to September 30, 2009	33,000	(15,842)
January 1, 2008 to December 31, 2008	59,491	(5,315)

11.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Online Media and E-commerce.

The Company’s Online Media segment consists of Internet websites serving the IT professional, software development and open source communities and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to the software development and IT communities.  The Company’s websites that comprise the Online Media segment include: SourceForge.net, Slashdot, Ohloh.net and freshmeat.net.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other”.

(in thousands)	Online Media	E-commerce	Other	Total Company
Three Months Ended September 30, 2009
Revenue from external customers	$3,683	$7,104	$-	$10,787
Cost of revenue	$1,630	$6,053	$-	$7,683
Gross margin	$2,053	$1,051	$-	$3,104
Loss from operations	$(4,155)	$(407)	$-	$(4,562)
Depreciation and amortization	$968	$34	$(523)	$479
Three Months Ended September 30, 2008
Revenue from external customers	$5,055	$6,417	$-	$11,472
Cost of revenue	$2,140	$5,104	$-	$7,244
Gross margin	$2,915	$1,313	$-	$4,228
Loss from operations	$(2,365)	$(160)	$-	$(2,525)
Depreciation and amortization	$537	$23	$-	$560
Nine Months Ended September 30, 2009
Revenue from external customers	$11,801	$21,142	$-	$32,943
Cost of revenue	$5,255	$17,815	$-	$23,070
Gross margin	$6,546	$3,327	$-	$9,873
Loss from operations	$(9,587)	$(521)	$-	$(10,108)
Depreciation and amortization	$2,062	$98	$(523)	$1,637
Nine Months Ended September 30, 2008
Revenue from external customers	$14,658	$20,000	$-	$34,658
Cost of revenue	$6,061	$16,084	$-	$22,145
Gross margin	$8,597	$3,916	$-	$12,513
Loss from operations	$(6,581)	$(296)	$(765)	$(7,642)
Depreciation and amortization	$1,436	$64	$-	$1,500

During the time periods covered by the table above, the Company marketed its Online Media products in the United States through its direct sales force and its E-commerce products through its online web site.

12.  Litigation

In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company's initial public offering ("IPO"), were named as defendants in a shareholder lawsuit filed in the United States District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242.  The plaintiffs' class action suit seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's initial public offering in December 1999 through December 2000.

Among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations.  Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers.  These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92.

In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Defendants in the coordinated proceeding filed motions to dismiss.  In October 2002, the Company's officers were dismissed from the case without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.

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

Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  On March 26, 2008, the Court denied the defendants' motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors has filed a petition requesting permission to appeal the Court's October 5, 2009 order certifying the settlement class.  If for any reason the settlement does not become effective and litigation resumes, we believe the Company has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  The appeal is pending.

In September 2007, the Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France.  The action asserted statutory claims under the French Intellectual Property Code seeking monetary damages and injunctive relief.  On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction, which such motion was denied on October 15, 2008.  The Company appealed such denial and on January 6, 2009, the Company filed a writ of summons for summary proceedings (the “Writ of Summons”) seeking the withdrawal of two orders dated April 3, 2007 and June 19, 2007 (the “Orders”) by which the Court assigned, at the request of the SPPF, a legal Bailiff to collect evidence in the case.  The Court conducted hearings regarding the Writ of Summons on January 28, 2009 and February 11, 2009, and, on March 4, 2009, the Court withdrew the Orders and voided the Bailiff’s reports based thereon (such order of withdrawal, the “March 4th Order”).  Although the plaintiffs initially appealed the March 4th Order, they subsequently withdrew their appeal, and the case was dismissed.

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

13.  Guarantees and Indemnifications

The following is a summary of the Company’s agreements, including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2009.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; and sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; ; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements and to make any share repurchases.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The following are the significant changes in our critical accounting estimates during the three and nine months ended September 30, 2009 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended July 31, 2008.

Effective August 1, 2008, we adopted FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures– Overall (“ASC 820-10”) and FASB ASC Topic 825-10 , “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Codification Topic 320” (“ASC 825-10”).  As permitted by ASC 825-10, we have elected the fair value option for our Auction Rate Securities, also classified as Municipal Bonds, as of August 1, 2008.  In conjunction with the adoption of ASC 825-10, we reduced accumulated other comprehensive loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.

Overview

In November 2009 we changed our name to Geeknet to project a more accurate reflection of our business, primarily to the advertising community.  We own and operate a network of media web properties, serving the technology professional and enthusiast, software development and open source communities.  Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities.  We serve a global online audience and provide the tech-obsessed with content, connections and commerce.  Our network of web properties include: SourceForge, Slashdot, ThinkGeek, Ohloh, and freshmeat.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue Online Media, E-commerce, Software and Online Images businesses.  In December 2005, we sold our Online Images business to WebMediaBrands Inc. and in April 2007, we sold our Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 we changed our name to SourceForge, Inc.  In June 2009, we acquired Ohloh Corporation, a directory of open source projects and developers and in November 2009, we changed our name to Geeknet, Inc. to project a more accurate reflection of our business, both to our user and advertising communities.

Our business consists of two operating segments:  Online Media and E-commerce.  Our Online Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties SourceForge, Slashdot, Ohloh, and freshmeat to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing, and innovation in, the technology marketplace.  Our E-commerce segment sells technology themed retail products for technology enthusiasts through our ThinkGeek.com web site.

The strategy for our Online Media business is to increase our awareness, improve our sites and capture, analyze and draw insights from our data.  We are investing in awareness by targeting the media community, who are the primary buyers for our advertising services.  We believe this investment will improve our brand recognition in the marketing and advertising communities.  Our data strategy is designed to enable better targeting for advertisers, allowing for strategic insights to clients and partners, and ultimately to consumers.  We have recently completed the acquisition of Ohloh Corporation, which further enhances this strategy by providing insights into the entire open source ecosystem.  We are also investing in our web properties, primarily SourceForge.net where we launched a more modern platform in July 2009.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Online Media business:

	Three Months Ended
	September 30, 2009	September 30, 2008

Unique Visitors per Month (in thousands) (1)(2)	35,422	35,495
Visits per Uniquie Visitor per Month	1.8	1.8
Visits per Month (in thousands) (2)	62,076	64,481
Pages per Visit	2.2	2.4
Page Views per Month (in thousands) (2)	136,332	152,879

Revenue per Thousand Pages (RPM)	$9.00	$11.02
Revenue per User (RPU) (3)	$0.42	$0.57

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

Media companies have historically reported page views as a metric seeking to measure users’ level of engagement.  Since the introduction of a new web technology, known as asynchronous JavaScript and XML (“AJAX”) which allows users to browse web sites without loading a new page, page views have generally declined for the same, or even higher, level of activity.  We have begun to implement this technology, and as we increase our adoption and change our sites to continue to make them easier to use and more accessible, we may experience associated fluctuations in page views.  As the measures of engagement utilized by media companies evolve to include elements such as time spent per visit or number of visits per month in addition to or in lieu of page views, we expect that our reported metrics may also evolve.  In addition, as we modernize and insert more intelligence into our web properties to enhance the user experience, we remove pages from the user flow which decreases page views.

Our E-commerce business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site.  We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We also publish and communicate with our customers and followers using Twitter (twitter.com/thinkgeek) and Facebook (facebook.com/thinkgeek).  In addition, we launched a site redesign on ThinkGeek’s 10 year anniversary in August 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Online Media revenue	34.1%	44.1%	35.8%	42.3%
E-commerce revenue	65.9	55.9	64.2	57.7
Revenue	100.0%	100.0%	100.0%	100.0%
Online Media cost of revenue	15.1	18.7	16.0	17.5
E-commerce cost of revenue	56.1	44.4	54.0	46.4
Cost of revenue	71.2	63.1	70.0	63.9
Gross margin	28.8	36.9	30.0	36.1
Operating expenses:
Sales and marketing	29.7	20.1	22.7	18.8
Research and development	19.9	12.8	17.7	11.1
General and administrative	20.7	26.0	20.0	26.0
Amortization of intangible assets	0.8	-	0.3	-
Restructuring costs	-	-	-	2.2
Total operating expenses	71.1	58.9	60.7	58.1
Loss from operations	(42.3)	(22.0)	(30.7)	(22.0)
Interest and other income (expense), net	0.2	(2.4)	(16.8)	0.6
Loss before income taxes	(42.1)	(24.4)	(47.5)	(21.4)
Benefit for income taxes	-	(1.2)	(0.3)	(0.3)
Net loss	(42.1)%	(23.2)%	(47.2)%	(21.1)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
($ in thousands)
Online Media revenue	$3,683	$5,055	$11,801	$14,658	(27)%	(19)%
E-commerce revenue	7,104	6,417	21,142	20,000	11%	6%
Revenue	$10,787	$11,472	$32,943	$34,658	(6)%	(5)%

Sales for the three and nine months ended September 30, 2009 and September 30, 2008 were primarily to customers located in the United States of America.

For the three months ended September 30, 2009, no customer represented more than 10% of revenue and for the nine months ended September 30, 2009, Google Inc. represented 10% of revenue.  For the three and nine months ended September 30, 2008, Google Inc. represented 12.3% and 13.6%, respectively, of revenue.

Revenue by Segment

Online Media Revenue

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
($ in thousands)
Direct sales	$2,721	$3,432	$7,976	$10,798	(21)%	(26)%
Ad Networks	875	1,355	3,309	3,141	(35)%	5%
Other	87	268	516	719	(68)%	(28)%
Online Media revenue	$3,683	$5,055	$11,801	$14,658	(27)%	(19)%

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

Direct sales revenue for the three months ended September 30, 2009 decreased $0.8 million as compared with the three months ended September 30, 2008.  The decrease was primarily due to a $1.7 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the three months ended September 30, 2009, offset in part by increases in revenue of $0.5 million from customers who did not advertise in the three months ended September 30, 2008 and $0.5 million from customers who increased their advertising levels during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.  The decrease in Ad Networks revenue for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due to decreased revenue from Google primarily due to a decrease in the number of ad units we made available to Google.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  The decrease in other revenue during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to a decrease in revenue from our international resellers.

Direct sales revenue for the nine months ended September 30, 2009 decreased $2.9 million as compared with the nine months ended September 30, 2008.  The decrease was primarily due to a $5.6 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the nine months ended September 30, 2009, offset in part by increases in revenue of $1.2 million from customers who did not advertise in the nine months ended September 30, 2008 and $1.5 million from customers who increased their advertising levels during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.  The increase in Ad Networks revenue for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to increased revenue from Google as we optimized our web properties to increase yields from Google and other Ad Networks.  Other revenue did not change significantly during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  More recently, we have allocated a lower number of ad units to Ad Networks and we expect that, in the short-term, revenue from Ad Networks may decline when compared to the prior year.

Recently, the demand for traditional online advertising, which are those advertising units defined by The Interactive Advertising Bureau, has declined.  In anticipation of this decline, we began to introduce higher-priced premium advertising products in the first quarter of calendar 2008.  Although revenue from these premium advertising products accounted for more than one-third of our revenue in the nine months ended September 30, 2009, this revenue has not grown sufficiently to offset the declines in traditional online advertising.  We believe that traditional online advertising will continue to decline and in order to grow revenue, we must continue to focus on creating new and innovative advertising products.

E-commerce Revenue

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months

E-commerce revenue (in thousands)	$7,104	$6,417	$21,142	$20,000	11%	6%
Percentage of total revenue	66%	56%	64%	58%
Number of orders shipped	110,149	88,361	350,711	282,566	25%	24%
Avg. size of order received	$68	$74	$62	$72	(8)%	(14)%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The increase in E-commerce revenue during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to a 24% increase in the number of shipments year-over-year, offset in part by a 10% decrease in the average value per shipment.  The increase in E-commerce revenue during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily due to a 24% increase in the number of shipments year-over-year, offset in part by a 15% decrease in the average value per shipment.  The decrease in average shipment value was due to lower mix of price points of products purchased due to a customer preference for lower priced products.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
Cost of revenue	$7,683	$7,244	$23,070	$22,145	6%	4%
Gross margin	3,104	4,228	9,873	12,513	(27)%	(21)%
Gross margin %	29%	37%	30%	36%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our E-commerce business.

Gross margins decreased for the three and nine months ended September 30, 2009 as compared with the three and nine months ended September 30, 2008, due primarily to decreases in our Online Media revenue and increases in our E-commerce costs of revenue.

Cost of Revenue/Gross Margin by Segment

Online Media Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
Online Media cost of revenue	$1,630	$2,140	$5,255	$6,061	(24)%	(13)%
Online Media gross margin	2,053	2,915	6,546	8,597	(30)%	(24)%
Online Media gross margin %	56%	58%	55%	59%
Headcount	19	21	19	21

Online Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.

The decrease in Online Media gross margin percentages for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily driven by decreased Online Media revenue, offset in part by lower cost of revenue due to lower personnel related costs of $0.2 million, lower amortization cost of $0.2 million and lower co-location costs of $0.1 million.

The decrease in Online Media gross margin percentages for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily driven by the $2.8 million decrease in Online Media revenue, offset in part by lower cost of revenue of $0.8 million primarily due to lower personnel and consulting costs, lower amortization expense and lower co-location costs.  The decrease in personnel and consulting costs is due to lower headcount and our discontinued use of outside editors for our web-sites, the decrease in amortization expense is due primarily to the deprecation of our Marketplace platform and the decrease in co-location costs is primarily the result of the transition to our new data center and lower rates charged by our co-location provider.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
E-commerce cost of revenue	$6,053	$5,104	$17,815	$16,084	19%	11%
E-commerce gross margin	1,051	1,313	3,327	3,916	(20)%	(15)%
E-commerce gross margin %	15%	20%	16%	20%
Headcount	25	21	25	21

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.

The increase in E-commerce cost of revenue during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to an increase in product costs of $0.5 million and an increase in operating costs of $0.4 million.  The increase in product costs was due to an increase in revenue as well as the mix of products ordered by customers.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products.

The increase in E-commerce cost of revenue during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily due to increases in product costs of $1.0 million and operating costs of $0.8 million, offset in part by a decrease in shipping costs of $0.1 million.  The increase in product costs was primarily due to an increase in revenue as well as the mix of products ordered by customers.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products.  The decrease in shipping costs is a result of favorable shipping rates negotiated with third party shippers.

We expect E-commerce cost of revenue in absolute dollars to grow as E-commerce operating costs increase in the future, while E-commerce gross margin percentages may decline as we incur additional operating costs to support our strategy of increasing revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities, events and trade show attendance.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
Sales and marketing	$3,201	$2,304	$7,468	$6,518	39%	15%
Percentage of total revenue	30%	20%	23%	19%
Headcount	30	27	30	27

The increase in S&M expenses in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to an increase in discretionary marketing expenses of $0.7 million and an increase in headcount and related expenses of $0.2 million.  The increase in discretionary expenses was due to expenses associated with our name branding, events and trade show attendance.

The increase in S&M expenses in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 was primarily due to an increase in discretionary marketing expenses of $0.7 million and an increase in headcount and related expenses of $0.3 million.  The increase in discretionary expenses was due to expenses associated with our name branding, events and trade show attendance.

We expect future S&M expenses to increase in absolute dollars as we continue to expand our discretionary marketing, programs, including our name and brand recognition campaigns.  In addition, credit card processing expenses for our E-commerce business will increase due to increased revenue in their seasonal fourth quarter.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Online Media segment.  We expense all of our R&D costs as they are incurred.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
Online Media	$1,934	$1,339	$5,350	$3,528	44%	52%
E-commerce	210	133	466	326	58%	43%
Research and development	$2,144	$1,472	$5,816	$3,854	46%	51%
Percentage of total revenue	20%	13%	18%	11%
Headcount	44	34	44	34

R&D expense increased by $0.6 million in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.  The increase in R&D expenses primarily was due to increases in headcount and related costs of $0.6 million.  The increase in headcount is primarily due to an increase in Online Media headcount as we continue to modernize and improve our web properties.

R&D expense increased by $1.8 million in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.  The increase in R&D expenses primarily was due to increases in headcount and related costs.  The increase in headcount is primarily due to an increase in Online Media E-Commerce headcount as we continue to modernize and improve our web properties.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
General and administrative	$2,238	$2,977	$6,587	$9,018	(25)%	(27)%
Percentage of total revenue	21%	26%	20%	26%
Headcount	21	22	21	22

G&A expenses decreased by $0.7 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The decrease is due to a decrease in other professional fees of $0.4 million, primarily related to the resolution of a legal matter in the three months ended September 30, 2008 and a decrease in consulting fees, including recruiting fees and board of directors fees of $0.4 million, offset in part by an increase in stock based compensation of $0.1 million.

G&A expenses decreased by $2.4 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The decrease is due to a decrease in personnel related expenses of $1.8 million, a decrease in consulting fees, including recruiting fees and board of directors fees of $0.4 million and a decrease in other professional fees of $0.3 million.  The decrease in personnel related expenses is primarily due to the severance and stock based compensation expense related to the termination of our former chief executive officer in June 2008 and the decrease in other professional fees is primarily related to the resolution of a legal matter in  2008.

G&A expenses are expected to increase in absolute dollars in the future due to professional fees related to Sarbanes-Oxley compliance and personnel and related costs in the fourth calendar quarter.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $2.0 million as of September 30, 2009 represents the remaining accrual from non-cancelable lease payments, which continue through May 2010, less estimated sublease rent.  This accrual is subject to change should actual circumstances change.  We will continue to evaluate and update, if applicable, these accruals on an annual basis.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the nine months ended September 30, 2009	$4,116	$(2,145)	$56	$2,027

Interest and other income, net

Below is a summary of Interest and other income, net (in thousands):

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months

Interest income	$34	$243	$122	$1,176	(86)%	(90)%
Interest expense	(15)	(26)	(56)	(133)	(42)%	(58)%
Other than temporary impairment of non-marketable equity securities	-	-	(4,585)	-	*	*
Loss on disposal of asset	-	-	(1,246)	-	*
Other income (expense), net	(1)	(494)	222	(846)	*	*
Interest and other income (expense), net	$18	$(277)	$(5,543)	$197	*	*
* – Not meaningful

The significant decrease in interest income for the three months and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was primarily due to reduced yields on our investments resulting from lower interest rates on our investments which are primarily comprised of short-term treasuries, which generally have significantly lower yields.

Interest expense for the three and nine months ended September 30, 2009 results primarily from accretion of our accrued restructuring charge, while interest expense for the three and nine months ended September 30, 2008 was primarily due to interest expense on a legal settlement which was paid in January 2008.

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

Other income (expense), net for the three months and nine months ended September 30, 2008 is primarily comprised of impairment charges on our investment in Cheyne Finance PLC.  Other income (expense) net for the nine months ended September 30, 2009 is primarily due to the $0.2 million gain on our sale of the Linux.com domain name to The Linux Foundation.

Income Taxes

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	Three Months	Nine Months
($ in thousands)
Benefit for income taxes	$(7)	$(138)	$(102)	$(112)	(95)%	(9)%
* – Not meaningful

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The decrease in the provision for income taxes for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was due to the decrease in pre-tax income.  As of September 30, 2009, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2026 and 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Nine Months Ended September 30,
($ in thousands)	2009	2008
Net cash provided by (used in):
Continuing operations:
Operating activities	$(9,721)	$(8,171)
Investing activities	(2,726)	21,583
Financing activities	(2,936)	(224)
Discontinued operations	-	42
Net increase (decrease) in cash and cash equivalents	$(15,383)	$13,230

Our principal sources of cash as of September 30, 2009 are our existing cash, cash equivalents and investments of $34.6 million, which excludes restricted cash of $1.0 million.  Cash and cash equivalents decreased by $15.4 million at September 30, 2009 when compared to December 31, 2008.  This total decrease was primarily due to cash used to fund net operating losses and working capital requirements during the nine months ended September 30, 2009.

Operating Activities

Net cash used in operating activities was $9.7 million for the nine months ended September 30, 2009.  Net cash used in operating activities was primarily due to our net operating loss of $6.3 million after the effects of non-cash charges, including an impairment charge of $4.6 million, stock-based compensation expense of $2.0 million, depreciation expense of $1.6 million, a loss on disposal of assets of $1.2 million, related to the depreciation of the Marketplace platform from the SourceForge.net platform and a gain on our sale of the Linux.com domain name to The Linux Foundation of $0.2 million.  Additionally, changes in operating assets and liabilities included cash used for accrued restructuring liabilities of $2.1 million, increases in inventory of 1.6 million and increases in prepaid expenses and other assets of $0.8 million, offset partially by cash provided by decreases in accounts receivable of $1.2 million.  The increase in inventory due to purchases of inventory by our E-Commerce business in anticipation of their seasonal fourth quarter, and the increase in prepaid and other assets are primarily related to inventory prepayments to vendors.  The decrease in accounts receivable is primarily due to the decline of Online Media revenue.

Net cash used in operating activities was $8.2 million for the nine months ended September 30, 2008.  Net cash used in operating activities was primarily due to net operating loss of $1.7 million after the effects of stock-based compensation of $3.0 million, depreciation expense of $1.5 million, restructuring expense of $0.8 million and the loss on sale of investments of $0.3 million.  Additionally, changes in operating assets and liabilities had a negligible offsetting effect to operating cash flows.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash usage for the nine months ended September 30, 2009 included $2.6 million for the acquisition of Ohloh and $0.7 million for the purchase of property and equipment, offset in part by proceeds from the sale of Linux.com of $0.2 million and maturities of marketable securities of $0.6 million.

Cash provided by investing activities of $21.6 million for the nine months ended September 30, 2008 related to the net proceeds from sale or maturities of marketable securities resulting in net cash provided of $23.5 million, which was partially offset by purchases of property and equipment of $1.9 million.  The decrease in marketable securities was a result of the Company’s preference to convert its investments to cash equivalents during the nine months ended September 30, 2008.

Financing Activities

Our financing activities during the nine months ended September 30, 2009 and September 30, 2008 are primarily comprised of cash used to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008 offset in part by proceeds from the sale of our common stock through equity incentive plans.

Discontinued Operations

The cash provided by discontinued operations during 2008 was due to collection of residual accounts receivable from our discontinued Software business during the nine months ended September 30, 2008.  Since the year ended December 31, 2007, we no longer have operations in this segment and the cash flows during the nine months ended September 30, 2008 are solely the result of the collection of outstanding accounts receivable related to the discontinued Software business.

Restricted Cash

As of September 30, 2009 and December 31, 2008, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former Fremont facility lease.  The amount related to this letter of credit is recorded as restricted cash, in the condensed consolidated balance sheet.  The $1.0 million letter of credit will expire upon completion of the lease in May 2010.

Auction Rate Securities and ARS Right

At September 30, 2009, we have $9.5 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”). The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.   Since February 2008, auctions for ARS have failed and the investments are not currently liquid; however, UBS AG (“UBS”), our investment advisor has agreed to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“ARS Right”).  Consequently, we have classified these ARS as short-term investments.  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.  At September 30, 2009, all of our ARS were rated AAA by at least one credit rating agency.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of September 30, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Stock Repurchase Program

In October 2008, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10 million of our common stock over a 12-month period.  Repurchased shares are cancelled and retired.  There was no stock repurchase activity during the three months ended September 30, 2009.  As of September 30, 2009 we have repurchased and retired 8.2 million shares of common stock at a weighted-average price of $0.76 per share for an aggregate purchase price of $6.2 million under this program.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of September 30, 2009 (in thousands):

		Years ending December 31,
	Total	2009	2010 and 2011	2012 and 2013
Gross Operating Lease Obligations	$5,906	$1,038	$3,559	$1,309
Sublease Income	(1,366)	(277)	(922)	(167)
Net Operating Lease Obligations	4,540	761	2,637	1,142

Purchase Obligations	10,374	10,374	-	-
Total Obligations	$14,914	$11,135	$2,637	$1,142

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

At September 30, 2009, we had $9.5 million of investments with a weighted average interest rate of 1.41 percent.

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

PART II

Item 1.  Legal Proceedings

In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company's initial public offering ("IPO"), were named as defendants in a shareholder lawsuit filed in the United States District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242.  The plaintiffs' class action suit seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's initial public offering in December 1999 through December 2000.

Among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations.  Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers.  These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92.

In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Defendants in the coordinated proceeding filed motions to dismiss.  In October 2002, the Company's officers were dismissed from the case without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.

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

Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  On March 26, 2008, the Court denied the defendants' motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors has filed a petition requesting permission to appeal the Court's October 5, 2009 order certifying the settlement class.  If for any reason the settlement does not become effective and litigation resumes, we believe the Company has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims. On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit. The appeal is pending.

In September 2007, the Company received notification that it had been named as a defendant in a civil action filed by the Societe des Producteurs de Phonogrammes Francais (“SPPF”) in Paris, France.  The action asserted statutory claims under the French Intellectual Property Code seeking monetary damages and injunctive relief.  On May 14, 2008, the Company filed a motion to dismiss for lack of jurisdiction, which such motion was denied on October 15, 2008.  The Company appealed such denial and, on January 6, 2009, the Company filed a writ of summons for summary proceedings (the “Writ of Summons”) seeking the withdrawal of two orders dated April 3, 2007 and June 19, 2007 (the “Orders”) by which the Court assigned, at the request of the SPPF, a legal Bailiff to collect evidence in the case.  The Court conducted hearings regarding the Writ of Summons on January 28, 2009 and February 11, 2009, and, on March 4, 2009, the Court withdrew the Orders and voided the Bailiff’s reports based thereon (such order of withdrawal, the “March 4th Order”).  Although the plaintiffs initially appealed the March 4th Order, they subsequently withdrew their appeal, and the case was dismissed.

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

Item 1A.  Risk Factors

CURRENT AND PROSPECTIVE INVESTORS IN GEEKNET SECURITIES SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS OF WHICH WE ARE NOT PRESENTLY AWARE OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

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

If we fail to execute our direct sales strategy, our revenue may be adversely affected.

Our direct sales force is increasingly focused on selling our premium advertising products to a select group of advertisers.  If we fail to achieve increased spending levels from these advertisers, we may not meet our revenue goals.  Additionally, we will be referring other advertisers to our ad network partners.  If such advertisers do not utilize our ad network partners to advertise on our sites, our revenue will be adversely impacted.

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

We have made and will continue to make significant investments in research, development and marketing for our web properties and services offered thereon. Investments in new technology are inherently speculative. We continue to focus on initiatives to accelerate the pace of improvements to our web properties.  These efforts require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses.  Our efforts may not be successful in achieving our desired objective, and even if we achieve the desired objective, our audience or our advertisers may not respond positively to these improvements.  Failure to grow revenue sufficiently to offset the significant investments will materially and adversely affect our business and operating results.

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

We invest excess funds in specific instruments and issuers approved for inclusion in our cash and short-term investments accounts pursuant to a written investment policy established by our Board of Directors and overseen by the Audit Committee of our Board of Directors.  Our investment criteria are to invest only in top tier quality investments or federally sponsored investments.  Top tier quality investments are determined by our investment advisors in conjunction with ratings of those investments provided by outside ratings agencies as well as our investment advisors’ internal credit specialists.  Our cash is invested in overnight investments and investments that will mature within ninety days after the end of our reporting period.  Our investment portfolio consists of instruments that mature between ninety-one days and 36 years after the end of our reporting period.

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

The Nasdaq  requires companies to maintain a minimum closing bid price of $1.00 and a specified minimum market value.  Although our common stock has recently traded above $1.00, we have also recently experienced periods where our stock traded below the $1.00 minimum closing bid price.  If we are unable to satisfy Nasdaq's requirements for continued listing on the Nasdaq Global Market, our securities may be delisted from the Nasdaq Global Market. There can be no assurances that we will satisfy the standards to regain compliance. The delisting of our common stock from the Nasdaq Global Market may have a material adverse effect on us by, among other things, reducing:

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

From time to time, the Financial Accounting Standards Board (“FASB”) may issue updates to the FASB Accounting Standards Codification.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  The SEC has announced that they will issue a proposed a roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS“). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operations and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

We used $9.7 million of cash for operating activities, $2.6 million of cash for an acquisition and $3.2 million of cash for the repurchase of common stock during the nine months ended September 30, 2009.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $15.5 million during the nine months ended September 30, 2009, and we have an accumulated deficit of $751.8 million as of September 30, 2009.  Additionally, we expect to incur net losses during the remainder of the year ending December 31, 2009.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of September 30, 2009 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter ended September 30, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.07 to $1.46 per share and the closing sale price on September 30, 2009, the last trading day of the quarter, was $1.26 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Sales of our common stock a significant stockholder may cause the price of our common stock to decrease.

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

GEEKNET, INC.

By:	/s/	SCOTT L. KAUFFMAN
Scott L. Kauffman
President and Chief Executive Officer

By:	/s/	PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer
Date: November 9, 2009

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