Form 10-K
period 2009-12-31
Geeknet, Inc
filed 2010-02-26
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the fiscal year ended December 31, 2009			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)
Delaware	77-0399299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 Castro Street, Suite 450, Mountain View, CA  94041
(Address, including zip code, of principal executive offices)

(650) 694-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)
(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

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

As of February 24, 2010, there were 60,545,579 shares of the registrant’s Common Stock outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $57.9 million.  Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders which will be held on May 4, 2010, and which will be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  Business

Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; and sources of revenue; gross margins; sales and marketing expenses; research and development expenses; absence of cash flows from discontinued operations; bearer risk associated with our ARS Right with UBS; financial performance and results of operations; technological trends in, and demand for online advertising; changes to our relationship with third-party vendors; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under “Competition” and in the Risk Factors contained in Item 1.A of this Form 10-K.  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction
We are an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  Our sites include: SourceForge, Slashdot, ThinkGeek, Ohloh and freshmeat.  We provide our audiences with content, culture, connections and commerce.

Our audience of technology professionals and technology enthusiasts relies on our web sites — SourceForge, Ohloh and freshmeat — to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.  Our E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue Media, E-commerce, Software and Online Images businesses.  In December 2005, we sold our Online Images business to WebMediaBrands Inc. and in April 2007, we sold our Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 we changed our name to SourceForge, Inc.  In June 2009, we acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers, and in November 2009 we changed our name to Geeknet to project a more accurate reflection of our business, primarily to the advertising community.

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access other information at our Investor Relations web site at http://geek.net/investors.  The content of this web site is not intended to be incorporated by reference into this report or any other report we file with the SEC.  We make available, free of charge, copies of our annual report on Form 10-K as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made our annual reports on Form 10-K available on our web site since November 2002.

Business Overview
Our business consists of two operating segments:  Media and E-commerce.  Our Media segment is comprised of a network of web sites targeted at the global geek community.  Our audience of technology professionals and technology enthusiasts relies on our web sites — SourceForge, Slashdot, Ohloh and freshmeat — to create, improve, compare and distribute Open Source software, and to debate and discuss current issues relating to technology.  Our E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site.

Media
Our Media business connects millions of influential technology professionals and technology enthusiasts. These web sites serve more than 37 million unique visitors per month worldwide. (Source: Google Analytics, December 2009).  Technology professionals and technology enthusiasts turn to our Media sites to create improve, compare and distribute Open Source software and to debate and discuss current issues facing the technology community.  Our Media business is supported by advertisers who want to reach our unique audience of visitors to our web sites.  Our web sites are described below:

•
SourceForge provides the Open Source community with a peer production platform to develop, host and distribute Open Source software worldwide.  As of December 31, 2009, SourceForge hosted more than 208,000 Open Source projects and had 2.4 million registered users.  The majority of our traffic originates from countries outside the United States.  SourceForge served 31.7 million unique visitors in December 2009.

•
Slashdot serves technology professionals and technology enthusiasts with timely, peer-produced and peer-moderated technology news and discussion.  Slashdot’s lively and robust on-line conversations and interactions leverage its innovative comment and moderation system.  Slashdot served 3.8 million unique visitors in December 2009.

•	Ohloh is one of the largest, most accurate and up-to-date software directories available on the web. Ohloh served 1.4 million unique visitors in December 2009.

•	Freshmeat indexes downloadable Linux, Unix and cross-platform software for a worldwide IT audience. Freshmeat served 0.6 million unique visitors in December 2009.

During 2009 we sold our Linux.com web site to the Linux Foundation.

Our Media segment represented 25%, 26%, 33% and 38% of net revenue from continuing operations for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, respectively.

E-commerce
Our E-commerce business sells a variety of retail products of interest to technology enthusiasts and general consumers through our ThinkGeek.com web site.  We offer a significantly broader range of unique products in a single web property than are available in traditional brick-and-mortar stores, introduce a range of new products to our audience on a regular basis and also develop, manufacture and sell our own “Invented at ThinkGeek” custom products.  Our customers are able to buy gadgets, apparel, caffeinated products, electronics, toys and other specialty items with a single check-out.  Consumers can access the information directly through our web site or contact our customer care representatives and experts by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF.  A third-party contract warehouse provider located in New Jersey receives product and fulfills our customers’ orders.  We are considering changing our third-party contract-fulfillment and warehouse provider.  A decision to change providers will result in additional costs and the transition will also require significant effort by the management of our E-commerce business.

Our E-commerce segment represented 75%, 74%, 67% and 62% of net revenue from continuing operations for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, respectively.

Sales and Marketing

Media
We sell advertising on our Media web sites through our United States-based direct sales organization, ad networks (primarily Google Inc.’s AdSense for Content) and international and other third-party representatives.  Our direct sales force is geographically distributed across the United States. In 2010 we hired an International Commercial Director in London to manage our European sales efforts.

Our marketing team is responsible for brand marketing and sales development, managing and optimizing our utilization of ad networks, metrics and analysis, public relations and corporate communication. We have recently developed a new corporate identity and have started efforts to create awareness of that identity among advertising agencies and clients who buy advertising on our web sites.

E-commerce
Our E-commerce marketing and promotion strategy is focused on acquiring new customers and building brand loyalty with existing customers.  This strategy is designed to increase customer traffic to our online store, add new customers while improving customer loyalty and increase incremental revenue opportunities through repeat purchases.  We intend to continue to use the unique capabilities of the Internet as a means to increase awareness of our brand while encouraging new and repeat customers to visit our web sites.  We participate in traditional online marketing activities such as email, search, affiliates and social media.  We also create printed catalogs which we mail to customers and include in orders shipped to customers.  Our Geek Points customer retention program is designed to build customer loyalty.  Through this program, customers are rewarded for shopping with us.  When the customers sign up for Geek Points they earn points on all of their purchases from our ThinkGeek.com web site.  Rewards for Geek Points participants include special promotions, discounts and access to products available only to those customers enrolled in the program.

Research and Development

Media
We believe that the success of our Media business will depend on our ability to enhance our web sites and underlying technology to meet the needs of a rapidly-evolving marketplace and increasingly-sophisticated and demanding customers.  We have strengthened and modernized, the infrastructure and architecture underlying our web sites.  For example, we are in the midst of deploying improvements to SourceForge.net that are designed to facilitate global distribution of software and to improve the development experience of our users.

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

Our core online merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are proprietary to ThinkGeek.  The systems are designed to provide connectivity to our distribution center allowing for same day shipment of in-stock items. These include an inventory tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use secure sockets layer (SSL) technology to help conduct secure communications and transactions.  We continue to invest in improving the E-commerce customer service, order processing, shipping and tracking systems.

Competition

Media
The market for Internet media services provided by the Media business is highly competitive.  Advertisers have many alternatives available to reach their target audience, including print (e.g., Ziff Davis Media’s eWeek and International Data Group’s Computerworld), general portal sites (e.g., aol.com, yahoo.com and msn.com) and other web sites focused on vertical markets (e.g., Federated Media; CBS Interactive’s cnet.com and techrepublic.com; QuinStreet, Inc.’s internet.com, EarthWeb.com and DevX.com; and TechTarget’s network of web sites) and general business sites (e.g., BusinessWeek.com, Forbes.com and Fortune.com).  In July 2006, Google Inc. (“Google”) began offering Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering; other companies and organizations also offer Open Source code hosting, Open Source code search, and Open Source software development-related services.  This competition may impact traffic to our SourceForge web site.  We also compete with an increasing number of sites that host and support Open Source development activities, such as Github.com and Berlios.de, and compete with online technology news and information community sites such as news.google.com, Digg.com and Reddit.com.

Many of the competitors in our Media business have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online services, more established sales forces and channels, greater software and web site development experience and greater name recognition.

E-commerce
The market for retail products similar to those offered by ThinkGeek is highly competitive.  We compete with online or mail-order retailers (e.g. X-tremegeek, Firebox (UK), iwantoneofthose.com, jinx.com and Computergear) and with Internet portals and online service providers that feature shopping services (e.g., Amazon.com and Yahoo!).  More recently, some online retailers have developed sites targeted to the computer enthusiast and computer gaming markets.

We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, convenience, price, web site features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment.

Many of the competitors in our E-commerce business have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online products, more established sales channels, greater software and web site development experience, and greater name recognition.

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

Geeknet, SourceForge, Slashdot, ThinkGeek, Ohloh, freshmeat, and their associated logos are some of our trademarks that we use in the United States and in other countries.

Because the media publishing industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new feature development, name recognition and reliable web sites are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Seasonality

Our E-commerce business is highly seasonal.  In the past several years, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season, a substantial portion of our E-commerce revenue occurred in our fourth quarter, which began on October 1, 2009 and ended on December 31, 2009 for our calendar 2009 year.  As is typical in the retail industry, we generally experience lower E-commerce revenue during the other quarters.  Therefore, our E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or our full year.

Our Media business experiences lower traffic — often accompanied by reduced advertising spending — during the summer holiday months in the United States and Europe.

Employees

We believe our success will depend in part on our continued ability to attract and retain highly-qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel.  Our employees are not represented by any collective bargaining organization; we have never experienced a work stoppage; and we believe that our relations with our employees are good.  As of December 31, 2009, our employee base totaled 127, including 40 in operations, 28 in sales and marketing, 39 in research and development and 20 in finance and administration.

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

Risks Related To Our Media Business

If our Media business fails to attract and retain users, particularly users who create and post original content on our web properties, our financial results will be adversely affected.

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

If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base that is desirable to advertisers, which will adversely affect our Media business and our ability to maintain or grow our revenue.

We intend to expand our offerings in international markets in which we have limited experience and rely primarily on business partners.

In January 2010, we hired an International Commercial Director in London to manage our European sales efforts.  We also have agreements with representatives to sell our international inventory in Europe and Australia and may enter into agreements with additional or different firms to sell our international advertising impressions.  As we expand into these new international markets, we have limited experience in marketing our products and services in such markets.  We rely on the efforts and abilities of our employee and representatives in such markets.  Certain international markets may be slower than domestic markets in the development and adoption of online advertising programs and as a result our offerings in international markets may not develop at a rate that supports our level of investment.

If our Media business fails to deliver innovative programs and products, we may not be able to attract and retain advertisers, which will adversely affect our financial results.

The significant increase in available inventory for traditional online advertising products, which are those advertising units defined by the Interactive Advertising Bureau, and the resultant commoditization of these products, has had a significant adverse effect on our direct sales revenue.  In order to grow our direct sales revenue, we will need to introduce new and innovative advertising products and programs.  The successful development and production of such advertising products or programs is subject to numerous uncertainties, including our ability to:

•	enable advertisers to showcase products, services and/or brands to their intended audience and to generate revenue from such audiences;

•	anticipate and successfully respond to emerging trends in online advertising; and

•	attract and retain qualified marketing and technical personnel.

We cannot assure that our programs and products will appeal to our advertisers or enable us to attract and retain advertisers and generate revenue consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure that any new marketing programs and products will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs and products that allow us to expand our advertiser base, we may not be able to generate sufficient revenue to grow our Media business.

New technologies could block our advertisements, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our online advertising products.  Our Media revenue is derived from fees paid to us by advertisers in connection with the display of advertisements on web pages.  As a result, advertisement-blocking technology could reduce the number of advertisements that we are able to deliver and, in turn, our advertising revenues and operating results may also be reduced.

Decreases or delays in advertising spending could harm our ability to generate advertising revenue, which would adversely affect our financial results.

Our advertisers can generally terminate their contracts with us at any time.  Our advertisers’ spending patterns tend to be cyclical, reflecting overall macroeconomic conditions, seasonality and company-specific budgeting and buying patterns.  Our advertisers are also concentrated in the technology sector and the economic conditions in this sector also impact their spending decisions.  Because we derive a large part of our Media revenue from these advertisers, decreases in or delays of advertising spending could reduce our revenue or negatively impact our ability to grow our revenue.

The market in which SourceForge.net participates is becoming more competitive, and if we do not compete effectively our Media business could be harmed.

Our SourceForge.net platform hosts Open Source software projects, and we derive the majority of our Media revenue by selling advertising campaigns on this site.  Because the cost to develop and host websites has declined over time, an increasing number of companies, organizations and individuals have begun hosting Open Source code and offering Open Source software development-related services. In addition, Google offers Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Our competitors may be able to respond more quickly and effectively than we can to new or changing Open Source software opportunities, technologies, standards, or user requirements.  Because of our competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Media business could be negatively impacted.

If we fail to execute our direct sales strategy, our revenue will be adversely affected.

Our direct sales force is increasingly focused on selling our premium advertising products to a select group of advertisers.  If we fail to achieve increased spending levels from these advertisers, we may not meet our revenue goals.  Additionally, we refer and will continue to refer other advertisers to our ad network partners.  If such advertisers do not utilize our ad network partners to advertise on our sites our revenue will be adversely impacted.

We face competition from traditional media companies, and we may not be included in the advertising budgets of advertisers, which could harm our operating results.

We face competition from companies that have better brand awareness and long-term relationships with current and potential advertisers.  Advertisers with fixed budgets may allocate only a portion of their budgets to Internet advertising.  If we fail to convince these advertisers and their advertising agencies to spend their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

We have made and continue to make significant investments in our web properties and services offered thereon, which may fail to become profitable endeavors.

We have made and will continue to make significant investments in research, development and marketing for our web properties and services offered thereon. Investments in new technology are inherently speculative. We continue to focus on initiatives to accelerate the pace of improvements to our web properties.  These efforts require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses.  Our efforts may not be successful in achieving our desired objective and, even if we achieve the desired objective, our audience or our advertisers may not respond positively to these improvements.  Failure to grow revenue sufficiently to offset the significant investments will materially and adversely affect our business and operating results.

Unplanned system interruptions, capacity constraints or failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation.

The success of our Media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web properties.  We do not currently have a formal disaster recovery plan and substantially all of our computer and communications systems are located in a single data center near Chicago, Illinois.  Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.

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

In order to offer cost-effective and innovative products, we are increasingly relying on manufacturers located outside of the United States, most of which are located in Asia (primarily China), to supply us with these products in sufficient quantities — based on our forecasted customer demand — and to deliver these products in a timely manner.

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods.  We are subject to the risks of relying on products manufactured outside the United States, including political unrest, trade restrictions, customs inspections and duties, local business practice and political issues.  Additionally, significant reliance on foreign sources of productions increases the risk of issues relating to compliance with domestic or international labor standards, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

Our ability to obtain goods on a cost effective basis is also subject to our ability to maintain relationships with our suppliers and our ability to negotiate and maintain supply arrangements on favorable terms. The Chinese Yuan (“CNY”) exchange rate to the U.S. Dollar (“USD”) has not historically been volatile.  In the event that the CNY/USD exchange rate were to change substantially, our suppliers could attempt to renegotiate our purchase orders with them and increase our costs. In addition, because our purchases are usually on a case by case basis, we are subject to the risk of unexpected changes in pricing or supply from these suppliers. We may also be unable to develop beneficial relationships with new vendors in the future.

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

We are dependent upon a single third-party fulfillment and warehouse provider.  The satisfaction of our customers is highly dependent upon fulfillment of orders in a professional and timely manner, so any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our E-commerce business.

Our E-commerce business’s ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on a third-party contract-fulfillment and warehouse provider.  We currently utilize the services of Dotcom Distribution, Inc. (“Dotcom Distribution”), located in Edison, New Jersey.  If Dotcom Distribution fails to meet our future distribution and fulfillment needs, our relationship with and reputation among our E-commerce customers will suffer and this will adversely affect our E-commerce growth.  Additionally, if Dotcom Distribution cannot meet our distribution and fulfillment needs, particularly during the peak holiday selling seasons, or our contract with Dotcom Distribution is terminated, we may fail to secure a suitable replacement or second-source distribution and fulfillment provider on comparable terms, which would adversely affect our E-commerce financial results.

Unplanned system interruptions and capacity constraints could harm our revenue and reputation.

Our E-commerce business is dependent on the uninterrupted and highly-available operation of our web site.  We experience periodic service interruptions with our E-commerce web site.  Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks.  If we fail to provide customers with such access to our web site at the speed and performance which they require, our E-commerce sales would be adversely affected and our business reputation may be seriously harmed.

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

We are considering changing to a new third-party contract-fulfillment and warehouse provider.  If we change providers, our revenue and financial results, as well as our reputation, could be adversely impacted.

We are considering changing from Dotcom Distribution to a new third-party contract-fulfillment and warehouse provider.  If we change providers, we will incur additional costs, such as the procurement of systems, relocation of inventory to the new third-party warehouse, residual costs from maintaining two warehouses until the expiration of the Dotcom Distribution agreement in November 2010, among other costs.  Any decision would also be contingent upon management identifying a suitable provider, which maintains adequate systems and processes to allow for receiving of inventory and fulfillment of customer orders.  A decision to change providers would require significant efforts by our E-commerce management, engineering and operations teams which could distract them from effectively managing the business.  If we change providers and are not able effectively complete the transition, or do not complete the transition in a timely manner, our revenue and financial results as well as our reputation will be adversely affected.

Risks Related To Our Financial Results

Certain factors specific to our businesses over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to online advertising and/or E-commerce spending;

•	the discretionary nature of our Media customers’ purchase and budget cycles;

•	our ability to deliver advertisements which meet our customers’ requirements;

•	the spending habits of our E-commerce customers;

•	the size and timing of Media customer orders;

•	long media sales cycles;

•	our ability to retain skilled engineering, marketing and sales personnel;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific advertisers and the size and timing of advertising purchases by individual customers; and

•	our ability to keep our web properties operational at a reasonable cost.

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

If we fail to satisfy the Nasdaq Global Market’s listing requirements, then we will face possible delisting, which could result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

The Nasdaq Global Market requires companies to maintain a minimum closing bid price of $1.00 and a specified minimum market value.  Although our common stock has recently traded above $1.00, we have also recently experienced periods where our stock traded below the $1.00 minimum closing bid price.  If we are unable to satisfy Nasdaq's requirements for continued listing on the Nasdaq Global Market, our securities may be delisted from the Nasdaq Global Market. There can be no assurances that we will satisfy the standards to regain compliance. The delisting of our common stock from the Nasdaq Global Market may have a material adverse effect on us by, among other things, reducing:

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

We used $5.7 million of cash from operating activities during the year ended December 31, 2009 and although we generated cash from continuing operations for the years ended July 31, 2008, and 2007, respectively, we have historically experienced annual cash shortfalls. We used $2.6 million of cash for an acquisition and $3.2 million of cash for the repurchase of common stock during the year ended December 31, 2009.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, a change in our third-party contract-fulfillment provider, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $14.0 million for the year ended December 31, 2009, and we have an accumulated deficit of $750.2 million as of December 31, 2009.  Additionally, we expect to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

We also derive revenue from E-commerce, for which we compete with other E-commerce companies as well as traditional brick and mortar retailers. Increases in shipping costs or the taxation of Internet commerce may make our products uncompetitive when compared with traditional “brick and mortar” retailers. We may fail to compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of December 31, 2009 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During our  year ended December 31, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $0.80 to $1.55 per share and the closing sale price on December 31, 2009, the last trading day of our year ended December 31, 2009, was $1.19 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Sales of our common stock by a significant stockholder may cause the price of our common stock to decrease.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal locations are as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease

Mountain View, California	Corporate headquarters; Media sales and marketing, finance and administration, research and development	14,583	2012
Fairfax, Virginia	E-commerce segment operations	15,316	2014
Dexter, Michigan	Research and development center for Media segment	4,300	2010
Seattle, Washington	Research and development for Media segment	2,498	2011
Fremont, California	Former corporate headquarters	139,311	2010

We believe that our existing properties are in good condition and suitable for the conduct of our business.

Item 3.  Legal Proceedings

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors appealed the Court's October 5, 2009 order to the Second Circuit Court of Appeals.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol LNUX.  As of February 24, 2010, there were 710 holders of record of our common stock.  We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future.  The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	Year Ended		Five Months Ended		Year Ended
	December 31, 2009		December 31, 2008		July 31, 2008
Quarter	High	Low	High	Low	High	Low

Fourth Quarter	$1.33	$1.10	$1.39	$0.58	$1.82	$1.31
Third Quarter	$1.46	$1.07	$1.50	$1.27	$2.17	$1.58
Second Quarter	$1.55	$0.80			$2.65	$1.64
First Quarter	$1.25	$0.81			$3.93	$2.09

The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the NASDAQ Stock Market (U.S.) Index, the Goldman Sachs Technology Internet (“GSTI”) Index and the RDG Internet Composite (“RDG”) Index for the period commencing July 31, 2004 and ending on December 31, 2009. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

Item 6.  Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-K.

The statement of operations data for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007 and the balance sheet data as of December 31, 2009 and December 31, 2008 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K.  The statement of operations data for the years ended July 31, 2006  and July 31, 2005  and the balance sheet data as of July 31, 2007, July 31, 2006 and July 31, 2005 are derived from audited financial statements not appearing in this Form 10-K.  Net revenue, cost of revenue and operating expenses data excludes the results of our Software business, which was sold in April 2007 and our Online Images business, which was sold in December 2005.  The historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In thousands, except per share data)

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,	July 31,	July 31,	July 31,
	2009	2008	2008	2007	2006	2005

Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations	$65,577	$32,475	$55,326	$45,599	$33,658	$23,048
Cost of revenue from continuing operations	45,104	21,941	35,128	25,933	19,337	14,911
Gross margin from continuing operations	20,473	10,534	20,198	19,666	14,321	8,137

Income (loss) from continuing operations	(14,021)	1,080	(4,326)	5,955	3,923	(257)
Income (loss) from discontinued operations, net of income tax expense (benefit)	-	-	-	2,773	7,039	(4,437)
Net income (loss)	$(14,021)	$1,080	$(4,326)	$8,728	$10,962	$(4,694)

Income (loss) per share from continuing operations:
Basic	$(0.23)	$0.02	$(0.06)	$0.09	$0.06	$-
Diluted	$(0.23)	$0.02	$(0.06)	$0.09	$0.06	$-
Income (loss) per share from discontinued operations:
Basic	$-	$-	$-	$0.04	$0.11	$(0.07)
Diluted	$-	$-	$-	$0.04	$0.11	$(0.07)
Net income (loss) per share:
Basic	$(0.23)	$0.02	$(0.06)	$0.13	$0.18	$(0.08)
Diluted	$(0.23)	$0.02	$(0.06)	$0.13	$0.17	$(0.08)
Shares used in per share calculation:
Basic	60,801	66,525	67,469	66,254	62,328	61,454
Diluted	60,801	66,648	67,469	68,489	64,704	61,454

Selected Balance Sheet data at period-end:
Cash, cash equivalents and investments	$38,351	$50,021	$52,702	$56,640	$53,043	$38,420
Working capital	$40,711	$40,421	$42,933	$44,103	$51,265	$34,369
Total assets	$60,151	$74,166	$74,533	$76,863	$63,212	$47,381
Liabilities, net of current portion	$103	$1,423	$2,610	$4,121	$5,693	$7,378
Total stockholders’ equity	$48,265	$62,567	$63,652	$65,094	$49,378	$31,665

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

Overview

We are an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  We own and operate a network of media web properties, serving the technology professional and enthusiast, software development and Open Source communities.  Through our ThinkGeek, Inc. subsidiary, we also provide online sales of a variety of retail products of interest to these communities.  We serve a global online audience and provide the tech-obsessed with content, connections and commerce.  Our network of web properties include: SourceForge, Slashdot, ThinkGeek, Ohloh and freshmeat.

On April 29, 2009, we changed our fiscal year-end from July 31 to December 31 retroactive to December 31, 2008.  Our discussion and analysis of results of operations compares the year ended December 31, 2009 to the fiscal year ended July 31, 2008 as well as the fiscal year ended July 31, 2008 to the fiscal year ended July 31, 2007.  We have also presented the five month transition period ended December 31, 2008 and unaudited information for the comparable five month period ended December 31, 2007.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue Media, E-commerce, Software and Online Images businesses.  In December 2005, we sold our Online Images business to WebMediaBrands Inc. and in April 2007, we sold our Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 we changed our name to SourceForge, Inc.  In June 2009, we acquired Ohloh Corporation, a directory of open source projects and developers and in November 2009, we changed our name to Geeknet, Inc.

Our business consists of two operating segments:  Media and E-commerce.  Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content.  Our audience of technology professionals and technology enthusiasts relies on our web properties SourceForge, Slashdot, Ohloh, and freshmeat to create, improve, compare and distribute Open Source software and to debate and discuss current issues relating to technology.  Our E-commerce segment sells technology themed retail products for technology enthusiasts through our ThinkGeek.com web site.

The strategy for our Media business is to increase our awareness, improve our sites and capture, analyze and draw insights from our data.  We are investing in awareness by targeting the media community, who are the primary buyers for our advertising services.  We believe this investment will improve our brand recognition in the marketing and advertising communities.  We are also investing in our web properties, primarily SourceForge.net where we launched a more modern platform in July 2009.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Year Ended			Five Months Ended
	December 31,	July 31,		December 31,
	2009	2008	2007	2008	2007

Unique Visitors per Month (in thousands) (1)(2)	35,422	33,542	33,928	36,141	33,053
Visits per Unique Visitor per Month	1.8	1.9	1.9	1.8	1.9
Visits per Month (in thousands) (2)	62,076	63,416	65,779	63,933	62,554
Pages per Visit	2.2	2.4	2.7	2.4	2.5
Page Views per Month (in thousands) (2)	136,332	151,346	180,831	153,915	153,683

Revenue per Thousand Pages (RPM)	$9.00	$10.19	$8.06	$11.02	$9.38
Revenue per User (RPU) (3)	$0.42	$0.55	$0.52	$0.56	$0.52

(1)
Unique Visitors per Month is the aggregate average unique visitors for all our Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month.

(2)	Per month amounts are the average calculated as the total amount for the period divided by the months in the period.
(3)	Revenue per User (“RPU”) is an annualized amount based on revenue and unique users during the period presented.

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

Our E-commerce business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site.  We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We also communicate with our customers through social networks such as Facebook and Twitter.  In addition, we launched a site redesign on ThinkGeek’s 10 year anniversary in August 2009.

Sales for both of our operating segments continue to be primarily attributable to customers located in the United States of America.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments.  Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events.  Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of impairment of goodwill and long-lived assets, restructuring reserves for excess facilities for non-cancelable leases, income taxes, stock-based compensation and contingencies and litigation.

Revenue Recognition

Media Revenue
Media revenue is primarily derived from sales of advertising on our various web properties.  We recognize Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  We recognize E-commerce revenue from the sale of consumer goods when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  In general, the Company recognizes E-commerce revenue when products are shipped and title transfers to the customer.  We grant customers a 30-day right to return products and we have recorded returns reserves of $0.3 million and $0.2 million at December 31, 2009 and December 31, 2008, respectively.

Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable.  When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable.  If the carrying value of the asset exceeds the estimated undiscounted future cash flows, a loss is recorded as the excess of the asset’s carrying value over fair value.  Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is December 31. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying net assets, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss.  The preparation of the goodwill impairment analysis requires us to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our business and changes in our strategy or our internal forecasts.  We utilize independent valuation experts to assess the reasonableness of our assumptions and to perform certain portions of our goodwill impairment analysis.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During our fiscal year ended July 31, 2008, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  We have a restructuring liability of $1.2 million as of December 31, 2009 which represents the remaining accrual from non-cancelable lease payments, less estimated sublease rent, for our former corporate headquarters in Fremont, California.  These lease payments continue through May 2010.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize the expense net of estimated forfeitures for those shares expected to vest over the service period of the award.

Calculating compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns. We estimate stock price volatility based on historical implied volatility in our stock.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, or cancelled.

Contingencies and Litigation

We are subject to proceedings, lawsuits and other claims.  We assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses.  A determination of the amount of any loss contingency required is assessed and recorded, if probable, after careful analysis of each individual matter.  The required loss contingencies may change in the future as the facts and circumstances of each matter change.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations.  This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

	Year Ended			Five Months Ended
	December 31,	July 31,		December 31,
	2009	2008	2007	2008	2007
					(unaudited)
Consolidated Statements of Operations Data:
Media revenue	25.1%	33.4%	38.4%	26.1%	25.4%
E-commerce revenue	74.9	66.6	61.6	73.9	74.6
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Media cost of revenue	10.6	13.1	10.4	11.0	9.2
E-commerce cost of revenue	58.2	50.4	46.5	56.6	53.5
Cost of revenue	68.8	63.5	56.9	67.6	62.7
Gross margin	31.2	36.5	43.1	32.4	37.3
Operating expenses:
Sales and marketing	18.0	15.1	13.4	13.3	11.6
Research and development	12.4	7.9	8.3	7.8	5.2
General and administrative	13.4	20.1	14.1	11.6	13.3
Amortization of intangible assets	0.3	-	-	-	-
Restructuring costs	(0.1)	3.9	-	-	5.0
Total operating expenses	44.0	47.0	35.8	32.7	35.1
Income (loss) from operations	(12.8)	(10.5)	7.3	(0.3)	2.2
Interest and other income (expense), net	(8.4)	3.0	6.4	4.1	4.0
Income (loss) from continuing operations before income taxes	(21.2)	(7.5)	13.7	3.8	6.2
Provision for income taxes	0.2	0.2	0.6	0.5	0.8
Income (loss) from continuing operations	(21.4)%	(7.7)%	13.1%	3.3%	5.4%

Net Revenue

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	to 2007	2008 to 2007
($ in thousands)					(unaudited)
Media revenue	$16,486	$18,506	$17,496	$8,481	$7,205	(11)%	6%	18%
E-commerce revenue	49,091	36,820	28,103	23,994	21,148	33%	31%	13%
Net revenue	$65,577	$55,326	$45,599	$32,475	$28,353	19%	21%	15%

Revenue for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007 was primarily from customers located in the United States of America.

For the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, no one customer represented 10% or greater of net revenue.  We do not anticipate that any one customer will represent more than 10% of future annual net revenue.

Media Revenue

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	to 2007	2008 to 2007
($ in thousands)					(unaudited)
Direct sales	$11,531	$14,325	$13,548	$5,418	$5,698	(20)%	6%	(5)%
Ad Networks	4,200	3,341	3,101	2,576	1,209	26%	8%	113%
Other	755	840	847	487	298	(10)%	(1)%	63%
Media revenue	$16,486	$18,506	$17,496	$8,481	$7,205	(11)%	6%	18%

Media revenue is derived primarily from advertising products delivered on our web properties.

•	Direct sales revenue is generated from orders received by our United States based sales team, which may also include advertisements to be delivered globally,

•
Ad Networks revenue represents revenue from our Ad Network partners who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems, and

•	Other represents orders received from our international resellers and to a lesser extent sales of data and referral fees.

Direct sales revenue for the year ended December 31, 2009 decreased $2.8 million as compared with the year ended July 31, 2008.  The decrease was primarily due to a $7.0 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the year ended December 31, 2009, offset in part by increases in revenue of $1.7 million from customers who did not advertise in the year ended July 31, 2008 and $2.5 million from customers who increased their advertising levels during the year ended December 31, 2009 as compared with the year ended July 31, 2008.  The increase in Ad Networks revenue for the year ended December 31, 2009 as compared to the year ended July 31, 2008 was due to increased revenue from Google primarily due to optimization of our web sites to increase yields from Google.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  The decrease in other revenue during the year ended December 31, 2009 as compared to the year ended July 31, 2008 was primarily due to a decrease in revenue from our international resellers.

Direct sales revenue for the year ended July 31, 2008 increased $0.8 million as compared with the year ended July 31, 2007.  The increase was primarily due to increases in revenue of $2.9 million from customers who did not advertise in the year ended July 31, 2007 and $3.7 million from customers who increased their advertising levels during the year ended July 31, 2008 as compared with the year ended July 31, 2007, offset in part by a $5.8 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the year ended July 31, 2008.  The increase in Ad Networks revenue for the year ended July 31, 2008 as compared to the year ended July 31, 2007 was primarily due to increased revenue from Google.  Other revenue remained essentially flat for the year ended July 31, 2008 as compared to the year ended July 31, 2007.

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

We believe that our audience of technology professionals and technology enthusiasts who rely on our web properties, along with our favorable online visitor demographics, makes us an attractive advertising vehicle.  We expect our Media revenue to increase in the future as we continue to develop new products which appeal to advertisers and optimize our web properties to increase monetization of ad network and international traffic.

E-commerce Revenue

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	to 2007	2008 to 2007
					(unaudited)
Revenue (in thousands)	$49,091	$36,820	$28,103	$23,994	$21,148	33%	31%	13%
Percentage of total net revenue	75%	67%	62%	74%	75%
Number of orders shipped	788,531	518,429	431,919	368,393	296,723	52%	20%	24%
Average order size (in dollars)	$62.26	$71.02	$65.07	$68.00	$74.00	(12)%	9%	(8)%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.

The growth in E-commerce revenue for the year ended December 31, 2009 as compared to the year ended July 31, 2008 was primarily due to increased consumer awareness of our web site as a result of broader product offerings, increasing in the number of “Invented at ThinkGeek” products such as the Electronic Rock Guitar Shirt and the Tauntaun Sleeping Bag, online marketing, print catalogs and media coverage of our web site.  This increased awareness of our site attracted a larger customer base, which drove a 24% increase in the number of unique visitors to our web site, resulting in a 52% increase in the number of orders shipped.  The increase in orders shipped was partially offset by a 12% decrease in the average order size during the year ended December 31, 2009 as compared to the prior fiscal year ended July 31, 2008 due to the mix of products with lower selling prices.

The growth in E-commerce revenue for the year ended July 31, 2008 as compared to the year ended July 31, 2007 was primarily due to increased consumer awareness of our web site as a result of broader product offerings, an increase in the number of custom developed products such as the Wi-Fi Detector Shirt and the 8-bit Tie, catalog marketing and media coverage of our web site which attracted a larger customer base.  This larger customer base as well as web site enhancements, including improved search capability and customer communication features, drove a 9% increase in the number of unique visitors to our web site.  This increase in unique visitors resulted in a 20% increase in the number of orders shipped during the fiscal year ended July 31, 2008.  The average order size increased by 9% in the fiscal year ended July 31, 2008 when compared to the prior fiscal year.

The growth in E-commerce revenue during the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was primarily due to a 24% increase in the number of shipments year-over-year, offset in part by an 8% decrease in the average value of those shipments.  The increase in the number of shipments was primarily driven by demand for new products, including ThinkGeek’s newly released products such as the Electronic Drum Kit and the Personal Soundtrack Shirt.  The decrease in average shipment value was due to a combination of lower price points of the mix of products purchased, lower shipping revenue per order as customers took advantage of our free shipping promotions and a general decrease in shipping fees charged to customers.

We expect E-commerce revenue to continue to grow as we increase the number of orders received by visitors to our site.

Cost of Revenue/Gross Margin

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
Cost of revenue	$45,104	$35,128	$25,933	$21,941	$17,789	28%	35%	23%
Gross margin	20,473	20,198	19,666	10,534	10,564	1%	3%	0%
Gross margin %	31%	37%	43%	32%	37%
Headcount	40	39	33	38	34

Gross margin percentage decreased in the year ended December 31, 2009 as compared to the year ended July 31, 2008 and in the year ended July 31, 2008 as compared to the year ended July 31, 2007.  The decrease in gross margin percentage in the year ended December 31, 2009 as compared to the year ended July 31, 2008 was primarily due to our business unit mix.  Our E-commerce business has significantly lower gross margins than our Media business.  Our E-commerce revenue increased to 75% of total net revenue for the year ended December 31, 2009, from 67% of net revenue for the year ended July 31, 2008.  The decrease in gross margin percentage in the year ended July 31, 2008 as compared to the year ended July 31, 2007 was primarily due to our business unit mix as well as to a decrease in our Media gross margin percentage, resulting from the significant increase in Media cost of revenue.

Gross margin percentage decreased for the five months ended December 31, 2008 as compared with the five months ended December 31, 2007, due to the decrease in our E-commerce and Media gross margin percentages, which are discussed further in the next section.

Cost of Revenue/Gross Margin by Segment

Media Cost of Revenue/Gross Margin

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
Media cost of revenue	$6,953	$7,268	$4,733	$3,567	$2,610	(4)%	54%	37%
Media gross margin	9,533	11,238	12,763	4,914	4,595	(15)%	(12)%	7%
Media gross margin %	58%	61%	73%	58%	64%
Headcount	15	20	19	21	20

Media cost of revenue consists of personnel and related overhead, equipment and bandwidth associated with the operation of our data center, personnel costs and related overhead associated with developing the editorial content of our sites and personnel and related overhead and third-party costs associated with delivering revenue producing products.  Media cost of revenue includes both costs which do not vary directly with revenue (fixed costs), such as equipment, personnel and editorial costs, as well as costs which are more directly affected by revenue (variable costs), such as bandwidth for delivering content and ad-serving costs.  While our fixed costs will generally not vary directly with revenue, they may increase to the extent that we expand or upgrade the equipment necessary to operate our network or if we add additional sites to our network of web sites.  Our variable costs generally vary based on the delivery of web pages, content, the number of advertisements delivered and the size of the advertisement.  To the extent that we are able to increase our revenue without increasing our fixed costs, our gross margins will increase; however, to the extent that we expand our equipment in anticipation of increased activity, we may experience decreased gross margins.

The decrease in Media gross margin percentage for the year ended December 31, 2009 as compared to the fiscal year ended July 31, 2008 was primarily due to a decrease in Media revenue of $2.0 million, offset slightly by lower cost of revenue of $0.3 million.  The decrease in cost of revenue was primarily due to decreases in co-location costs of $0.3 million, headcount and related costs of $0.2 million, and ad serving costs of $0.2 million, offset in part by an increase in depreciation and amortization of equipment and software of $0.4 million.  Our co-location costs decreased primarily due to savings resulting from the closure of our data center in Santa Clara, California, upon completion of our relocation to the new data center near Chicago, Illinois.  Our headcount and related costs decreased primarily due a reduction in our ad operations group in the early part of 2009 and our ad serving costs decrease is primarily due to our site redesign, which eliminated a significant number of advertising impressions from our pages.  Our depreciation and amortization costs increased due to equipment and related software purchased for our data center and amortization of internally developed software.

The decrease in Media gross margin percentage for the fiscal year ended July 31, 2008 as compared to the fiscal year ended July 31, 2007 was primarily due to the higher cost of revenue of $2.5 million.  The increase in cost of revenue was primarily due to increases in data center co-location costs of $0.9 million, amortization of equipment and software of $0.9 million, headcount and related overhead costs of $0.5 million, and ad serving costs of $0.2 million. Our data center costs increased due to the relocation of our Santa Clara, California data center to a new larger data center near Chicago, Illinois.  Our depreciation and amortization costs increased due to equipment and related software purchased for our data center and amortization of internally developed software.  Headcount and related costs increased due to increased personnel, primarily related to our ad serving operations and the transfer of an executive to network operations.  Our ad serving cost increase was primarily due to the implementation and adoption of technology which provides for the automation of customer quotes, approval of the resulting order and transfer of the order to our ad server.

The decrease in Media gross margin percentages for the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was primarily driven by increases in depreciation and amortization expense of $0.6 million, personnel related expenses of $0.2 million and co-location expenses of $0.1 million.  Depreciation and amortization expense increased due to depreciation of the equipment we purchased for our data center and amortization of internally developed software.  Our personnel expenses increased as we added headcount to develop and serve our premium products, which require more effort to produce.

We expect Media cost of revenue to increase in absolute dollars as we expand our ad operations to deliver products to our web properties.  To the extent that Media revenue does not increase proportionately, our Media gross margins may decline.

E-commerce Cost of Revenue/Gross Margin

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
E-commerce cost of revenue	$38,151	$27,860	$21,200	$18,374	$15,179	37%	31%	21%
E-commerce gross margin	10,940	8,960	6,903	5,620	5,969	22%	30%	(6)%
E-commerce gross margin %	22%	24%	25%	23%	28%
Headcount	25	19	14	17	14

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and personnel and related overhead associated with the operations and merchandising functions.

E-commerce gross margin percentage decreased in year ended December 31, 2009 as compared to year ended July 31, 2008 primarily due to our investment in our merchandising and operations teams.  E-commerce cost of revenue in year ended December 31, 2009 increased as compared to year ended July 31, 2008 consistent with increased E-commerce revenue levels; however, our operating costs increased as we added additional headcount to enhance our merchandising team and to support our expected revenue growth.

E-commerce gross margin percentage decreased in year ended July 31, 2008 as compared to year ended July 31, 2007 due to shipping revenue comprising a higher percent as a result of increases in shipping costs.  We generate a significantly lower gross margin on shipping revenue than product revenue.  E-commerce cost of revenue in year ended July 31, 2008 increased as compared to year ended July 31, 2007 consistent with increased E-commerce revenue levels; however, increased shipping cost resulted in a slightly lower gross margin percentage.  The increase in E-commerce cost of revenue in absolute dollars in year ended July 31, 2008 as compared to year ended July 31, 2007 was primarily due to increased product costs of $4.0 million, shipping costs of $1.6 million, fulfillment costs of $0.5 million, and merchandising costs of $0.5 million.  Increases in product costs were the result of increased E-commerce revenue levels, shipping costs were related to the increased volume of orders shipped as well as significant increases in shipping rates resulting from increased fuel prices, and the increase in fulfillment costs were related to increased number of orders processed and an increased range of product offerings.

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

We expect E-commerce cost of revenue in absolute dollars to increase proportionately with E-commerce revenue.  In addition, we expect E-commerce overall gross margins will remain relatively constant.  We are also considering changing our third-party contract-fulfillment and warehouse provider.  If we change providers, we will incur significant costs and expenses.  If we do not generate sufficient revenue or sustain cost savings to offset these costs and expenses, our cost of revenue will increase and our gross margins will decline.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
Sales and Marketing	$11,775	$8,346	$6,108	$4,326	$3,282	41%	37%	32%
Percentage of total net revenue	18%	15%	13%	13%	12%
Headcount	28	28	20	32	21

The increase in absolute dollars spent on sales and marketing in year ended December 31, 2009 as compared to year ended July 31, 2008 was primarily due to increases in headcount and related expenses of $1.2 million, marketing expenses of $1.6 million and credit card fees of $0.5 million. The increase in headcount and related expense was due to additional personnel in our E-commerce and Media marketing organizations, offset in part by headcount reductions in our Media sales organization, including severance costs of $0.3 million related to the reduction of 7 Media sales and marketing personnel during the fourth quarter of 2009.  The increase in discretionary marketing expenses was primarily due to increased E-commerce marketing expenses of $0.7 million, resulting from discretionary online and direct mail marketing, approximately $0.5 million related to our name branding and the promotion of our Geeknet brand and increased discretionary Media marketing expenses of $0.4 million, including events and trade show attendance.

The increase in absolute dollars spent on sales and marketing in year ended July 31, 2008 as compared to year ended July 31, 2007 was primarily due to increases in headcount and related expenses of $1.8 million and marketing expenses of $0.2 million. The increase in headcount was due to additional personnel in our Media sales and marketing organizations and the increase in headcount related expense was due to stock-based compensation and travel expense for training and customer visits. The increase in discretionary marketing expenses was primarily due to increased E-commerce marketing expenses of $0.4 million, resulting from the printing and mailing of our E-commerce catalogs, fees paid to affiliates and consultants, which were offset in part by lower discretionary Media marketing expenses of $0.2 million.

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

We believe that our sales and marketing expenses in absolute dollars will increase in the future as we increase our revenue, expand our marketing organization and marketing programs and expand our international Media sales force.  We do not expect that sales and marketing expenses will change significantly as a percentage of revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our Media and E-commerce web sites.  We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
Media R&D	$7,234	$3,995	$3,531	$2,273	$1,337	81%	13%	70%
E-commerce R&D	869	387	240	255	147	125%	61%	73%
Total Research & Development	$8,103	$4,382	$3,771	$2,528	$1,484	85%	16%	70%
Percentage of total net revenue	12%	8%	8%	8%	5%
Headcount	39	32	28	35	25

Costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.  No internal use software costs were capitalized for the year ended December 31, 2009.  During the years ended July 31, 2008 and July 31, 2007, we capitalized $0.7 million and $1.8 million, respectively, of software development costs relating to the development of our SourceForge.net Marketplace platform.

The increase in R&D expense in absolute dollars in the year ended December 31, 2009 compared to the year ended July 31, 2008 was due to increases in both our Media and E-commerce R&D expenses.  The increase in Media expense was primarily due to increased investment in personnel and related overhead expenses incurred to modernize our web sites and services, and the increase in E-commerce expense was due to increased personnel who were hired to update and add additional functionality for our ThinkGeek.com web site.  In 2009 we began modernizing our SourceForge.net and ThinkGeek web sites.

The increase in R&D expense in absolute dollars in year ended July 31, 2008 compared to year ended July 31, 2007 was primarily due to increases in both our Media and E-commerce R&D expenses.  The increase in Media expense was primarily due to increased personnel and related overhead expenses incurred to modernize our web sites and services, and the increase in E-commerce expense was due to increased personnel who were hired to update and add additional functionality for our ThinkGeek.com web site.

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

We expect that R&D expenses may decline slightly in absolute dollars and will also decline as a percentage of revenue in the future.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
General & Administrative	$8,843	$11,126	$6,443	$3,780	$3,773	(21)%	73%	0%
Percentage of total net revenue	13%	20%	14%	12%	13%
Headcount	20	21	20	19	19

The decrease in G&A expenses in absolute dollars in year ended December 31, 2009 as compared to year ended July 31, 2008 was primarily related to decreases in personnel related expenses of $1.9 million, legal related expenses of $0.3 million, insurance of $0.1 million and annual meeting expenses of $0.1 million, offset in part by increases in accounting and tax expenses of $0.2 million.  Our decrease in  personnel related expenses were primarily due to decreases in stock-based compensation expense of $1.2 million and severance costs of $0.7 million, related to the resignation of our former Chief Executive Officer in the prior year.  The decrease in G&A expense as a percentage of net revenue was also due to the decrease in G&A expenses.  Our decrease in legal related expenses was primarily due to the resolution of the Okerman legal matter in the prior year.  Our decrease in annual meeting expenses and increase in accounting and tax expenses resulted primarily from the change in our fiscal year to December 31.

The increase in G&A expenses in absolute dollars in year ended July 31, 2008 as compared to year ended July 31, 2007 was primarily related to stock-based compensation expense of $1.5 million and increased severance costs of $0.8 million, primarily related to the resignation of our former Chief Executive Officer, legal fees of $0.5 million, including $0.4 million related to the resolution of the Okerman legal matter, recruiting, advisor and Board of Director fees of $0.2 million, and higher bad debt expenses of $0.2 million resulting from increased revenue levels, and G&A expenses of $1.8 million which were allocated to our discontinued Software business in 2007, partially offset by a decrease in accounting fees of $0.3 million.   The increase in G&A expense as a percentage of net revenue was primarily due to the significant increase in G&A expenses.

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

We do not expect G&A expenses to change significantly from 2009 levels in absolute dollars, and we also expect G&A expenses to decrease as a percentage of revenue in the future.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  The restructuring liability of $1.2 million at December 31, 2009 represents the remaining lease payments, net of sub-lease rent, which continue through May 2010.

Below is a summary of the restructuring charges (in thousands):

	Year Ended			Five Months Ended
	December 31,	July 31,		December 31,
	2009	2008	2007 (1)	2008	2007
					(unaudited)
Cash provision:
Facilities charges	$(62)	$2,057	$581	$-	$1,414
Non-cash:
Write-off of equipment and leasehold improvements	-	122	-	-	-
	$(62)	$2,179	$581	$-	$1,414

(1) – Included in discontinued operations

     Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash payments	Other	Balance at End of Period

For the year ended July 31, 2007	$6,107	$581	$(1,640)	$-	$5,048
For the year ended July 31, 2008	$5,048	$2,179	$(2,585)	$590	$5,232
For the five months ended December 31, 2008	$5,232	$-	$(1,163)	$47	$4,116
For the year ended December 31, 2009	$4,116	$(62)	$(2,881)	$65	$1,238

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Components of the total accrued restructuring liability are as follows (in thousands):

	Short Term	Long Term	Total Liability
As of December 31, 2008	$2,862	$1,254	$4,116
As of December 31, 2009	$1,238	$-	$1,238

Share-Based Compensation Expense

During the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, we recognized $2.7 million, $1.2 million, $3.6 million and $1.4 million in stock-based compensation expense from continuing operations, respectively, related to options and awards granted to employees and directors.  The decrease in stock-based compensation in the year ended December 31, 2009 as compared with the year ended July 31, 2008 is due to approximately $1.0 million of expense related to the modifications in the terms of stock option and awards granted to our former CEO as well as the impact of a change in our forfeiture rate assumption.

Related Party Transactions

We own approximately 9% of the outstanding capital stock of CollabNet, Inc (“CollabNet”).  Our holdings in CollabNet consist of shares of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over CollabNet, this investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

We continually evaluate whether events or circumstances have occurred that indicate the remaining value of our investment may be impaired.  In March 2009, the Company recorded an impairment loss of $4.6 million related to its investment in CollabNet. During the years ended July 31, 2008 and July 31, 2007, no impairment was recorded on this investment.  There is no quoted market price for this investment; accordingly, fair value is estimated by management based on an annual appraisal performed by an independent valuation firm.

There were $0.5 million, $0.9 million and $0.3 million of related-party revenue from continuing operations associated with CollabNet for the years ended December 31, 2009, July 31, 2008 and July 31, 2007, respectively.  There were $0.3 million and $0.4 million of related-party revenue from continuing operations associated with CollabNet for the five month period ended December 31, 2008 and December 31, 2007, respectively.

Interest and Other Income, Net and Other than temporary impairment of non-marketable equity securities

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
Interest Income	$165	$2,250	$2,898	$231	$1,224	(93)%	(22)%	(81)%
Interest Expense	(65)	(190)	(4)	(47)	(77)	(66)%	4650%	(39)%
Loss on disposal of asset	(1,246)	-	-	-	-	*	*	*
Other income (expense), net	236	(422)	2	1,169	(4)	(156)%	*	*
Interest and other income (expense), net	$(910)	$1,638	$2,896	$1,353	$1,143
Other than temporary impairment of non-marketable equity securities	$(4,585)	$-	$-	$-	$-	*	*	*

* – Not meaningful

Interest income decreased in the year ended December 31, 2009 as compared to the year ended July 31, 2008 as a result of significantly reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.  Interest expense decreased in the year ended December 31, 2009 as compared to the year ended July 31, 2008 as a result of interest expense on a legal settlement which was paid in 2008.  The other-than-temporary impairment of non-marketable equity securities relates to our investment in CollabNet, Inc. (“CollabNet”).  In March 2009, we determined an impairment indicator existed for this investment and as a result we performed a fair value analysis of this investment.  In determining whether a decline in value of our investment in CollabNet had occurred and was other than temporary, we considered available evidence, including the general market conditions, CollabNet’s financial condition, near-term prospects, market comparables and future financing requirements.  The valuation also takes into account CollabNet’s capital structure, liquidation preferences for its capital and other economic variables, which require management’s judgment to evaluate.  Based on the results, we determined that the estimated fair value of our investment in CollabNet was $2.0 million and accordingly, we recognized an other-than-temporary impairment charge of $4.6 million.  The loss on disposal of asset is due to our deprecation of the Marketplace platform from the SourceForge.net platform.

Interest income decreased in the year ended July 31, 2008 as compared to the year ended July 31, 2007 as a result of reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.  Interest expense increased in the year ended July 31, 2008 as compared to the year ended July 31, 2007 as a result of interest expense on a legal settlement which was paid in 2008.  Other income (expense) decreased in the year ended July 31, 2008 as compared to the year ended July 31, 2007, primarily due to realized losses on investments.

The decrease in interest income for the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was due to reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields.  Interest expense for the five months ended December 31, 2008, results from accretion of our accrued restructuring charge, while interest expense for the five months ended December 31, 2007 was primarily due to interest expense on a legal settlement which was paid in January 2008.  The increase in other income for the five months ended December 31, 2008 was primarily due to the $0.6 million impact resulting from our fair value accounting for certain of our financial assets and a $0.5 million gain on the sale of our investment in VA Linux Systems Japan, K.K. (“VA Japan”).  The effect of our fair value accounting is a result of our recording the fair value of the right to sell our auction-rate securities to UBS at par value.  The gain on the sale of our investment is the result of our sale of our investment in VA Linux Japan K.K. for $0.9 million in December 2008.

Income Taxes

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,	July 31,		December 31,		Year 2009 to	Fiscal 2008 to	Five Months
	2009	2008	2007	2008	2007	Fiscal 2008	2007	2008 to 2007
($ in thousands)					(unaudited)
Provision for income taxes	$140	$128	$285	$173	$219	9%	(55)%	(21)%

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

As of December 31, 2009, we had $267.0 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates through 2029.  Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in our ownership which occurred between 1996 and 1999, and a change in ownership resulting from our June 2000 acquisition of Andover.net. We also have California net operating loss carryforwards of approximately $83.2 million to offset future California taxable income, which expire at various dates through 2017.  We have not recognized any benefit from these net operating loss carry-forwards because a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability.

Liquidity and Capital Resources

	Year Ended			Five Months Ended
	December 31,	July 31,		December 31,
	2009	2008	2007	2008	2007
($ in thousands)					(unaudited)
Net cash provided by (used in):
Continuing operations
Operating activities	$(5,727)	$866	$4,213	$1,935	$5,360
Investing activities	(2,905)	32,727	(12,620)	20	11,322
Financing activities	(2,936)	(138)	4,219	(3,348)	(52)
Discontinued operations	-	92	(2,208)	-	50
Net increase (decrease) in cash and cash equivalents	$(11,568)	$33,547	$(6,396)	$(1,393)	$16,680

Our principal sources of cash as of December 31, 2009 were our existing cash, cash equivalents and investments of $38.4 million, which excludes restricted cash of $1.0 million (refer to financing activities below for a discussion on restricted cash). We used $5.7 million of cash for operating activities, $2.6 million of cash for an acquisition, $3.2 million of cash for the repurchase of common stock and $1.0 million of cash for purchases of property and equipment, partially offset by maturities of marketable securities of $0.7 million and proceeds from the sale of Linux.com of $0.2 million resulting in an overall decrease in cash and investments of $11.6 million during the year ended December 31, 2009.

Our net cash generated from continuing operations during the year ended July 31, 2008 was $0.9 million. We also generated cash from net sales of securities of $36.5 million during the year ended July 31, 2008 and through the collection of accounts receivable from discontinued operations in the amount of $0.09 million.  These cash proceeds were offset by purchases of property and equipment of $3.8 million and repurchases of common stock of $0.2 million resulting in an overall increase in cash and investments of $33.5 million for the year ended July 31, 2008.

Cash and cash equivalents decreased by $6.4 million and we had net purchases of securities of $10.0 million during the year ended July 31, 2007, resulting in an overall increase in cash and investments of $3.6 million during the year ended July 31, 2007. This overall increase was primarily due to cash generated from continuing operations of $4.2 million and proceeds from the issuance of common stock upon the exercise of stock options of $4.2 million, offset in part by capitalized internally developed software of $1.8 million and purchases of property and equipment of $0.8 million and cash used in discontinued operations of $2.2 million.

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

Operating Activities

Year ended December 31, 2009

Net cash used in operating activities was $5.7 million for the year ended December 31, 2009.  Net cash used in operating activities was primarily due to our net operating loss of $3.3 million after the effects of non-cash charges, including an impairment charge of $4.6 million, stock-based compensation expense of $2.7 million, depreciation and amortization expense of $2.2 million, return for allowance of $0.3 million, a loss on disposal of assets of $1.2 million, related to the depreciation of the Marketplace platform from the SourceForge.net platform and a gain on our sale of the Linux.com domain name to The Linux Foundation of $0.2 million.  Additionally, changes in operating assets and liabilities included cash used for accrued restructuring liabilities of $2.8 million, increases in inventory of 2.0 million and increases in prepaid expenses and other assets of $0.5 million, offset partially by cash provided by accounts payable and accrued liabilities of $2.6 million and an increase in deferred revenue of $0.3 million.  The increase in inventory due to purchases of inventory by our E-commerce business in order to provide adequate inventory levels for anticipated demand, and the increase in prepaid and other assets are primarily related to inventory prepayments to vendors.

Year ended July 31, 2008

Net cash provided by operating activities of $0.9 million for the year ended July 31, 2008 was primarily due to loss from continuing operations of $4.3 million offset by non-cash stock-based compensation expense of $3.6 million, restructuring expenses of $2.2 million, depreciation and amortization expense of $1.5 million and loss on disposal of investment of $0.4 million as well as cash provided by accounts receivable of $0.7 million, prepaid expenses and other assets of $0.5 million and accounts payable of $0.4 million.  This was partially offset by an increase in inventory of $1.0 million and decreases in accrued restructuring of $1.9 million and accrued and long-term liabilities of $1.4 million.

 The cash provided by accounts receivable is primarily due to better collection efforts and increased revenue in our Media business and the cash provided by prepaid expenses is due to reduced accrued interest balances resulting from the change in our investment portfolio to treasury bills and also reflects the reclassification of prepaid sublease rental income to the restructuring reserve.  The cash used for inventory is primarily due to increased inventory levels to support increases in our E-commerce revenue and for higher levels of those products with long-lead times.  The change in accrued restructuring includes $0.6 million of non-cash increase related to the reclassification of excess of straight-line rent expense over the cash payments as well as cash payments on our former corporate headquarters located in Fremont, California.  The cash used for accrued and long-term liabilities is due to lower accrued liability balances and also reflects the reclassification of $1.0 million of accrued rent expense to the restructuring reserve.

Year ended July 31, 2007

Net cash provided by operating activities of $4.2 million for the year ended July 31, 2007 was primarily due to income from continuing operations of $6.0 million, stock-based compensation of $1.4 million, an increase in accounts payable of $1.3 million, depreciation and amortization of $0.6 million and an increase in deferred revenue of $0.4 million.  This was partly offset by cash used for increases in accounts receivable of $2.5 million, inventory of $0.9 million and prepaid expenses and other assets of $0.7 million and decreases in restructuring liabilities of $1.6 million and other long-term liabilities of $0.3 million.

The cash provided by accounts payable is the result of higher levels of inventory received and higher marketing expenses in the fourth quarter of fiscal year ended July 31, 2007 and deferred revenue is primarily due to a program credit on a Media agreement entered into in fiscal year ended July 31,2007.  The cash used for accounts receivable is primarily due to higher revenue and slower collection efforts in our Media business; inventory is primarily the result of higher inventory levels as we broaden our product range and we maintain higher inventory levels as we expand our inventory sources outside of the United States which require longer lead times; prepaid expenses and other current assets is due to higher levels of prepayments for inventory related to our E-commerce business, resulting from our increased purchases of product from suppliers located in countries where deposits or prepayments are customarily required to order product; restructuring liabilities is due to cash payments on facilities included in the restructuring reserve; and other long-term liabilities is due to a reduction in deferred rent expense.

Five months ended December 31, 2008

Net cash from operating activities was $1.9 million for the five months ended December 31, 2008.  Net cash provided by operating activities was primarily due to net income of $1.1 million, increased by non-cash stock-based compensation of $1.2 million and depreciation expenses of $1.0 million, offset by a non-cash gain on sale of our investment in VA Linux Systems Japan, K.K. of $0.5 million and change in fair value of financial assets of $0.6 million, related to our right to require our investment manager to purchase certain investments.  Additionally, changes in operating assets and liabilities had a negligible offsetting effect to operating cash flows.

Five months ended December 31, 2007

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

We expect to utilize cash to fund investments in our business, working capital requirements for our business growth and to pay off our remaining lease obligations for our Fremont, California facility.

Investing Activities

Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

    Cash usage for the year ended December 31, 2009 included $2.6 million for the acquisition of Ohloh and $1.0 million for the purchase of property and equipment, offset in part by maturities of marketable securities of $0.7 million.

Cash usage related to purchases of property and equipment for the year ended July 31, 2008 of $3.8 million was primarily due to software and equipment purchased for our new data center of $2.7 million and internally developed software of $0.7 million and to a lesser extent additional leasehold improvements for our new corporate facilities in Mountain View, California.

Cash usage related to purchases of property and equipment for the year ended July 31, 2007 of $2.6 million, was primarily due to internally developed software related to our SourceForge.net Marketplace platform of $1.8 million and to a lesser extent additional equipment purchases.

Cash usage related to purchases of property and equipment for the five months ended December 31, 2008 was primarily due to purchase of property and equipment of $0.9 million, for our data center.  We also generated proceeds of $0.9 million from the sale of our investment in VA Linux Systems Japan, K.K.

Cash usage related to property and equipment purchases of $2.1 million for the five months ended December 31, 2007 was primarily due to the purchase of $1.4 million of equipment, internally developed software of $0.6 million and to a lesser extent leasehold improvement purchases.  The purchase of equipment was primarily related to equipment purchases for our data center and to a lesser extent to leasehold improvements related to the relocation of our corporate headquarters to Mountain View.  We also generated net proceeds of $13.4 million from the sale of marketable securities investments which were converted to cash and cash equivalents.

Financing Activities

Our financing activities have primarily included cash proceeds from the sale of our common stock through employee benefit plans.

     Our financing activities during the year ended December 31, 2009 were primarily comprised of cash used to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008, offset in part by proceeds from the sale of our common stock through equity incentive plans.  The stock repurchase program expired in October 2009.

For the years ended December 31, 2009, July 31, 2008 and July 31, 2007, respectively, exchange rate changes had an immaterial effect on cash and cash equivalents.  We expect that exchange rate changes will have an immaterial effect on cash and cash equivalents in the near future due to our focus on U.S.-based business.

As of December 31, 2009 and July 31, 2008, we had an outstanding letter of credit of approximately $1.0 million, related to the Fremont, California facility lease.  The amount related to this letter of credit is recorded in the “Restricted cash” section of the consolidated balance sheet.

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support the E-commerce business, market acceptance of our online products, the resources we devote to developing, marketing, selling and supporting our online products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects to continue to support our operations and related support systems and infrastructure, and for other general corporate activities and investments.  A change in our third-party contract-fulfillment and warehouse provider will require significant capital resources.  We believe that our existing cash balances will be sufficient to fund our operations through the year ending December 31, 2010 under our current business strategy.

Auction Rate Securities and ARS Right

    At December 31, 2009, all of our investments were recorded at fair value. As defined by fair value, a significant portion of our investments were classified as either Level 1 or Level 2; however, we classified $9.4 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”) as Level 3. The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.

    Since February 2008, auctions for ARS have failed and, consequently, the investments are not currently liquid.  At December 31, 2009, all of our ARS were rated AAA by at least one credit rating agency.  We do not expect to need to access these funds in the short-term; however, in the event we need to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, we accepted an offer from UBS, our investment advisor, granting us the right to require UBS to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“ARS Right”).  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.

    We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2009 and include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of December 31, 2009 (in thousands):

		Years ending December 31,
	Total	2010	2011 and 2012	2013 and 2014
Gross Operating Lease Obligations	$4,908	$2,642	$1,737	$529
Sublease Income	(1,089)	(699)	(390)	-
Net Operating Lease Obligations	3,819	1,943	1,347	529

Purchase Obligations	3,688	3,688	-	-
Total Obligations	$7,507	$5,631	$1,347	$529

Sublease income represents our expectations of payments to be received from our subtenants.  As of December 31, 2009, a portion of our excess facility is sublet through May 2010, the remainder of its lease term and a portion of our corporate facility is sublet through September 2012.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued a new standard which updates the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This guidance will be effective for us in the first quarter of 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact of this new accounting update on our consolidated financial statements.

In August 2009, the FASB provided further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard was adopted in 2009. The adoption of this standard did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued a new standard which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for 2011. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued a new standard, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This standard   is effective for our 2010 calendar year reporting, except for Level 3 reconciliation disclosures which are effective for our 2011 calendar year reporting. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

At December 31, 2009, we had $9.4 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”). The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.   Since February 2008, auctions for ARS have failed and the investments are not currently liquid; however, UBS AG (“UBS”), our investment advisor has agreed to purchase our ARS at their par value of $10.8 million anytime during the two-year period beginning June 30, 2010 (“ARS Right”).  Consequently, we have classified these ARS as short-term investments.  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.  At December 31, 2009, all of our ARS were rated AAA by at least one credit rating agency.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

     At December 31, 2009, we had $9.4 million of investments with a weighted average interest rate of 1.53 percent.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Geeknet, Inc.:

We have audited the accompanying consolidated balance sheets of Geeknet, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years ended December 31, 2009, July 31, 2008 and July 31, 2007 and the five months ended December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the financial statement schedule listed in the Index at Item 15(a). The Company is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geeknet, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2009, July 31, 2008 and July 31, 2007 and the five months ended December 31, 2008, in conformity with accounting principles generally accepted in the United States. In our opinion, the financial statement schedule  referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Geeknet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ Stonefield Josephson, Inc.

San Francisco, California
February 25, 2010

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$28,943	$40,511
Short-term investments	9,408	563
Accounts receivable, net of allowance of $0 and $0, respectively	4,299	4,418
Inventories	5,280	3,264
Prepaid expenses and other current assets	3,564	1,841
Restricted cash	1,000	-
Total current assets	52,494	50,597
Property and equipment, net	2,569	4,748
Long-term investments	-	8,947
Restricted cash, non-current	-	1,000
Other long-term assets	5,088	8,874
Total assets	$60,151	$74,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,763	$4,021
Accrued restructuring liabilities	1,238	2,862
Deferred revenue	928	591
Accrued liabilities and other	3,854	2,702
Total current liabilities	11,783	10,176
Other long-term liabilities	103	1,423
Total liabilities	11,886	11,599
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock , $0.001 par value; authorized -- 250,000; issued- 61,346 and 64,872 shares, respectively; outstanding -- 60,524 and 64,173 shares, respectively	61	65

Treasury stock	(492)	(331)
Additional paid-in capital	798,917	799,037
Accumulated other comprehensive income	13	9
Accumulated deficit	(750,234)	(736,213)
Total stockholders’ equity	48,265	62,567
Total liabilities and stockholders’ equity	$60,151	$74,166

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007

Net revenue:
Media revenue, including $545, $311, $890 and $361 of related party revenue, respectively	$16,486	$8,481	$18,506	$17,496
E-commerce revenue	49,091	23,994	36,820	28,103
Total net revenue	65,577	32,475	55,326	45,599
Cost of revenue:
Media cost of revenue	6,953	3,567	7,268	4,733
E-commerce cost of revenue	38,151	18,374	27,860	21,200
Total cost of revenue	45,104	21,941	35,128	25,933
Gross margin	20,473	10,534	20,198	19,666
Operating expenses:
Sales and marketing	11,775	4,326	8,346	6,108
Research and development	8,103	2,528	4,382	3,771
General and administrative	8,843	3,780	11,126	6,443
Amortization of intangible assets	200	-	1	-
Restructuring costs	(62)	-	2,179	-
Total operating expenses	28,859	10,634	26,034	16,322
Income (loss) from operations	(8,386)	(100)	(5,836)	3,344
Interest and other income (expense), net	(910)	1,353	1,638	2,896
Other than temporary impairment of non-marketable equity securities	(4,585)	-	-	-
Income (loss) from continuing operations before income taxes	(13,881)	1,253	(4,198)	6,240

Provision for income taxes	140	173	128	285
Income (loss) from continuing operations	(14,021)	1,080	(4,326)	5,955
Discontinued operations:
Loss from operations, net of taxes	-	-	-	(2,801)
Gain on sale, net of taxes	-	-	-	5,574
Income from discontinued operations	-	-	-	2,773
Net income (loss)	$(14,021)	$1,080	$(4,326)	$8,728

Income (loss) per share from continuing operations:
Basic	$(0.23)	$0.02	$(0.06)	$0.09
Diluted	$(0.23)	$0.02	$(0.06)	$0.09
Income per share from discontinued operations:
Basic	$-	$-	$-	$0.04
Diluted	$-	$-	$-	$0.04
Net income (loss) per share:
Basic	$(0.23)	$0.02	$(0.06)	$0.13
Diluted	$(0.23)	$0.02	$(0.06)	$0.13
Shares used in per share calculations:
Basic	60,801	66,525	67,469	66,254
Diluted	60,801	66,648	67,469	68,489

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
BALANCE AT JULY 31, 2006	64,507	65	(4)	790,437	(25)	(741,095)	49,378
Issuance of common stock	4,163	4	-	4,214	-	-	4,218
Stock based compensation	-	-	-	2,558	-	-	2,558
Tax benefits associated with exercise of stock options	-	-	-	213	-	-	213
Net income	-	-	-	-	-	8,728	8,728
Unrealized loss on marketable securities	-	-	-	-	(1)	-	(1)
Comprehensive income							8,727
BALANCE AT JULY 31, 2007	68,670	69	(4)	797,422	(26)	(732,367)	65,094
Issuance of common stock	611	-	-	51	-	-	51
Repurchase of restricted stock	(375)	-	(189)	-	-	-	(189)
Stock based compensation	-	-	-	3,593	-	-	3,593
Net loss	-	-	-	-	-	(4,326)	(4,326)
Unrealized loss on marketable securities	-	-	-	-	(571)	-	(571)
Comprehensive loss							(4,897)
BALANCE AT JULY 31, 2008	68,906	$69	$(193)	$801,066	$(597)	$(736,693)	$63,652
Issuance of common stock	90	-	-	-	-	-	-
Repurchase of restricted stock	(300)	-	(138)	-	-	-	(138)
Repurchase of common stock	(4,523)	(4)	-	(3,206)	-	-	(3,210)
Stock based compensation	-	-	-	1,177	-	-	1,177
Cummulative effect of adoption of new accounting principle	-	-	-	-	600	(600)	-
Net income	-	-	-	-	-	1,080	1,080
Unrealized gain on marketable securities	-	-	-	-	6	-	6
Comprehensive lncome							1,086
BALANCE AT DECEMBER 31, 2008	64,173	$65	$(331)	$799,037	$9	$(736,213)	$62,567
Issuance of common stock	254	-	-	259	-	-	259
Repurchase of restricted stock	(203)	-	(161)	-	-	-	(161)
Repurchase of common stock	(3,700)	(4)	-	(3,030)	-	-	(3,034)
Stock based compensation	-	-	-	2,651	-	-	2,651
Net loss	-	-	-	-	-	(14,021)	(14,021)
Unrealized gain on marketable securities	-	-	-	-	4	-	4
Comprehensive loss							(14,017)
BALANCE AT DECEMBER 31, 2009	60,524	$61	$(492)	$798,917	$13	$(750,234)	$48,265

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007

Cash flows from operating activities from continuing operations:
Net income (loss)	$(14,021)	$1,080	$(4,326)	$8,728
Income from discontinued operations	-	-	-	2,773
Income (loss) from continuing operations	(14,021)	1,080	(4,326)	5,955
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,157	960	1,481	574
Stock-based compensation expense	2,651	1,177	3,593	1,443
Tax benefit from employee option plan	-	-	-	213
Provision for bad debts	46	(52)	154	27
Provision for excess and obsolete inventory	17	(77)	43	(33)
Provision for return for allowance	258	167	-	-
Loss on disposal of assets	1,020	-	8	42
(Gain) Loss on sale of investments	-	(548)	413	-
Non-cash restructuring expense	(62)	-	2,179	-
Change in fair value of financial assets	-	(600)	-	-
Impairment of investments	4,585	-	-	-
Changes in assets and liabilities:
Accounts receivable	78	47	742	(2,493)
Inventories	(2,033)	(202)	(976)	(928)
Prepaid expenses and other assets	(471)	(568)	497	(679)
Accounts payable	1,735	1,238	435	1,252
Accrued restructuring liabilities	(2,816)	(1,116)	(1,870)	(1,640)
Deferred revenue	337	6	(148)	440
Accrued liabilities and other	858	420	(671)	300
Other long-term liabilities	(66)	3	(688)	(260)
Net cash provided by (used in) operating activities from continuing operations	(5,727)	1,935	866	4,213
Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(1,001)	(907)	(3,774)	(2,626)
Purchase of marketable securities	-	(8)	(40,885)	(81,331)
Maturities or sales of investments and marketable securities	659	935	77,386	71,337
Acquisition of a business, net of cash acquired	(2,613)	-	-	-
Proceeds from sales of intangible assets, net	172	-	-	-
Purchase of intangible assets	(122)	-	-	-
Net cash provided by (used in) investing activities from continuing operations	(2,905)	20	32,727	(12,620)

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	259	-	51	4,219
Repurchase of stock	(3,195)	(3,348)	(189)	-
Net cash provided by (used in) financing activities from continuing operations	(2,936)	(3,348)	(138)	4,219

Cash flows from discontinued operations:
Net cash used in operating activities	-	-	92	(1,550)
Net cash used in investing activities	-	-	-	(658)
Net cash provided by (used in) discontinued operations	-	-	92	(2,208)
Net increase (decrease) in cash and cash equivalents	(11,568)	(1,393)	33,547	(6,396)
Cash and cash equivalents, beginning of year	40,511	41,904	8,357	14,753
Cash and cash equivalents, end of year	$28,943	$40,511	$41,904	$8,357

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Operations of the Company:

Overview
         Geeknet, Inc. (“Geeknet” or the “Company”), previously known as SourceForge, Inc., is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media..  The Company’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge, Ohloh and freshmeat — to create, improve, compare and distribute Open Source software, and on Slashdot to peer-produce and peer-moderate technology news and discussion.  The Company’s wholly-owned subsidiary, ThinkGeek, Inc., sells geek-themed retail products to these communities through its ThinkGeek web site.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Media, E-commerce, Software and Online Images businesses.  In December 2005, the Company sold its Online Images business to WebMediaBrands Inc. and in April 2007, the Company sold its Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 the Company changed its name to SourceForge, Inc.  In September 2009, the Company acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers, and in November 2009 the Company changed its name to Geeknet to project a more accurate reflection of its business, primarily to the advertising community.

As a result of the sale of the Company’s Software business to CollabNet and the sale of its Online Images business to  WebMediaBrands Inc, the Company no longer has operations in these segments.  All financial information related to the Software and Online Images businesses have been presented as discontinued operations in the accompanying condensed consolidated financial statements. See Note 12 — Discontinued Operations.

On April 29, 2009, the Company changed its fiscal year-end from July 31 to December 31 retroactive to December 31, 2008.  These financial statements reflect the results for the calendar year ended December 31, 2009, the five month transition period from August 1, 2008 through December 31, 2008, and the fiscal years ended July 31, 2008 and July 31, 2007.

2.     Summary of Significant Accounting Policies:

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Actual results could differ from those estimates. Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the year ended December 31, 2009.

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification” ) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Accounting Standards Generally Accepted in the United States (“U.S. GAAP”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.  The adoption of codification did not have an impact on the Company’s financial position or results of operations.

Effective August 1, 2008, the Company adopted new standards related to Fair Value Measurements and Disclosures for all Financial Assets and Liabilities and all non Financial Assets and Liabilities and the Fair Value Option for Financial Assets and Financial Liabilities.  The Company has elected the fair value option for its Auction Rate Securities.  In conjunction with the adoption of this standard, the Company reduced accumulated other comprehensive loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB provided further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company adopted this standard in 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued a new standard, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This standard   is effective for the Company’s 2010 calendar year reporting, except for Level 3 reconciliation disclosures which are effective for the Company’s 2011 calendar year reporting. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In September 2009, the FASB issued an update to the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This update will be effective for the Company’s first quarterly reporting period of 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the impact of this new accounting update on its consolidated financial statements.

In June 2009, the FASB issued a new standard which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for 2011. The Company does not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

Related Party Transactions

The Company owns approximately 9% of the outstanding capital stock of CollabNet, consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock and does not otherwise exercise significant influence over it, this investment is accounted for using the cost method.  CollabNet is a developer of software used in collaborative software development.

There were $0.5 million, $0.3 million, $0.9 million and $0.3 million of related-party revenue from continuing operations associated with CollabNet for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, respectively.

Foreign Currency Translation

The Company has liquidated all of its wholly-owned foreign subsidiaries other than SourceForge Europe, which is located in Belgium.  The functional currency of SourceForge Europe is the Euro, which is Belgium’s local currency.  For the periods presented, no revenue or expenses resulted from the foreign entity.  At December 31, 2009 the Company has a foreign cash balance of $0.02 million.  Remaining balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Expenses are translated into U.S. dollars at average rates for the period.  Gains and losses resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  As of December 31, 2009, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and its online web properties and with respect to international Media sales, through representatives in the United Kingdom, Europe and Australia.  Revenue for the years ended December 31, 2009, July 31, 2008 and July 31, 2007 were primarily generated from sales to customers in the United States.

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

Other-Than-Temporary Impairment

All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly-traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  The Company uses independent valuation experts to assess the reasonableness of our assumptions and to perform certain portions of the impairment analysis.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.  There were no impairments of the investments during the five months ended December 31, 2008 or the years ended July 31, 2008 and July 31, 2007.

Cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Adjusted	Gross Unreal-	Estimated	Adjusted	Gross Unreal-	Estimated
	Cost	ized Losses	Fair Value	Cost	ized Losses	Fair Value
Cash and cash equivalents:
Cash	$6,000	$-	$6,000	$4,898	$-	$4,898
Money market funds	22,943	-	22,943	35,613	-	35,613
Total cash and cash equivalents	$28,943	$-	$28,943	$40,511	$-	$40,511

Short-term investments:
Corporate securities	8	-	8	567	(4)	563
Government securities	10,750	(1,350)	9,400	-	-	-
Total short-term investments	$10,758	$(1,350)	$9,408	$567	$(4)	$563

Long-term investments:
Government securities	-	-	-	10,850	(1,903)	8,947
Total long-term investments	$-	$-	$-	$10,850	$(1,903)	$8,947

Restricted cash	$1,000	$-	$1,000	$-	$-	$-

Restricted cash, non current	$-	$-	$-	$1,000	$-	$1,000

At December 31, 2009, the Company has recorded its government securities as short-term investments based on its right to require UBS AG (“UBS”) to repurchase these investments on June 30, 2010.

The contractual maturities of debt securities classified as trading securities at December 31, 2009 are as follows (in thousands):

Due between 90 days and one year	$9,408
Due more than one year	-
Total investments	$9,408

Fair Value Measurements

    The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$22,943	$-	$-	$22,943
Corporate debt	-	-	8	8
Municipal bonds	-	-	9,400	9,400
ARS Right	-	-	1,350	1,350

Total	$22,943	$-	$10,758	$33,701

Amounts included in:
Cash and cash equivalents	$22,943	$-	$-	$22,943
Short-term investments	-	-	9,408	9,408
Other current assets	-	-	1,350	1,350

Total	$22,943	$-	$10,758	$33,701

Level 3 assets include municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds tied to short-term interest rates.  In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  At December 31, 2009, all of the Company’s ARS were rated AAA, the highest credit rating, by at least one rating agency.  The Company has a right to sell at par value (the “ARS Right”), auction-rate securities originally at $10.8 million to UBS, its investment advisor, at any time during a two-year period beginning June 30, 2010.  The Company has valued the ARS Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The ARS were valued utilizing a discounted cash flow approach.  The assumptions used in preparing the discounted cash flow model are based on data available as of December 31, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In August 2008, the Company adopted  an accounting standard, under which  Company elected the fair value option for its ARS and the ARS Right.  Since the ARS Right is directly related to the ARS investments, the Company elected the fair value option for these financial assets.  Upon adoption of this standard, the Company reduced its Accumulated Other Comprehensive Loss by $0.6 million and accounted for this as a cumulative effect of a change in accounting principle which was recorded as an increase in its Accumulated Deficit.  The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
	ARS	ARS Right	Other
Balance at January 1, 2009	$8,947	$1,903	$8
Loss on other current assets	-	(553)	-
Gain on other current assets		100	-
Gain on investments	553	-	-
Sales/Maturities	(100)	(100)	-

Balance at December 31, 2009	$9,400	$1,350	$8

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing.  The Company will record an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables.  The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collectibility issues.  The Company exercises judgment when determining the adequacy of these reserves and evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions.

Inventories

Inventories related to the Company’s E-commerce segment consist solely of finished goods that are valued using the average cost method.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Restricted Cash

The Company had an outstanding letter of credit of $1.0 million at December 31, 2009 and 2008, which is used to collateralize its former headquarters building lease in Fremont, California.  The Company has a restricted cash balance with its bank to support this letter of credit which expired in May 2010.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.  Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Computer and office equipment (useful lives of 2 to 4 years)	$5,475	$5,846
Furniture and fixtures (useful lives of 2 to 4 years)	210	92
Leasehold improvements (useful lives of lesser of estimated life or lease term)	93	58
Software (useful lives of 2 to 5 years)	390	2,778
Total property and equipment	6,168	8,774
Less: Accumulated depreciation and amortization	(3,599)	(4,026)
Property and equipment, net	$2,569	$4,748

Depreciation and amortization expense for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007 was $2.2 million, $1.0 million, $1.5 million, and $0.6 million, respectively.

Goodwill and Intangible Assets

Goodwill is carried at cost.

Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization was $0.2 million during the year ended December 31, 2009.  Intangible asset amortization was insignificant for the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007.  The intangible asset at December 31, 2009 relates primarily to the acquisition of Ohloh Corporation in June 2009 and domain and trade names associated with its current Media business.  This balance has been included in “Other Long-Term Assets” in the Consolidated Balance Sheets.

The Company evaluates goodwill and intangible assets for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. The annual testing date is December 31. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying net assets, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss.  The preparation of the goodwill impairment analysis requires the Company to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in its business and changes in its strategy or our internal forecasts.  The Company utilizes independent valuation experts to assess the reasonableness of its assumptions and to perform certain portions of the impairment analysis.

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross	Accumulated		Gross	Accumulated
	asset	amortization	Net asset	asset	amortization	Net asset
Goodwill	$62,032	$(60,362)	$1,670	$60,362	$(60,362)	$-

Identified intangible assets:
Domain and trade names	6,059	(5,946)	113	5,933	(5,933)	-
Purchased technology	3,492	(2,721)	771	2,534	(2,534)	-
	9,551	(8,667)	884	8,467	(8,467)	-
Total goodwill and identified intangible assets	$71,583	$(69,029)	$2,554	$68,829	$(68,829)	$-

Impairment of Long-Lived Assets

   As of December 31, 2009, the Company has an investment in CollabNet.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining value of these investment may be impaired.  There is no quoted price for this investment; accordingly, fair value was estimated by management based on an annual appraisal performed by an independent valuation firm.  In March 2009, the Company recorded an impairment loss of $4.6 million related to this investment.  At December 31, 2009, the Company re-evaluated this investment for impairment.  Based on an independent valuation, management determined there was no additional impairment of this investment.

Revenue Recognition

The Company recognizes revenue as follows:

Media Revenue
Media revenue is derived primarily from advertising on the Company’s various web sites.  These advertisements include various forms of banner and rich media advertising, text links and sponsorships.  The Company recognizes Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).  To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered.  Traffic to the Company’s Media web sites is seasonal, with relatively lower levels of traffic experienced during the summer months of the northern hemisphere.

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  The Company generally recognizes E-commerce revenue when products are shipped and title transfers to the customer.  The Company grants customers a limited right to return E-commerce products.  The Company has recorded reserves of $0.3 million and $0.2 million for such returns at December 31, 2009 and December 31, 2008, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred.  Total advertising expenses for continuing operations were $2.8 million, $0.9 million, $1.5 million and $1.0 million for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, respectively.

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Software Development Costs

Costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

No costs were capitalized for the year ended December 31, 2009 and the five months ended December 31, 2008.  The Company capitalized internal use software costs of $0.7 million and $1.8 million, respectively, during the years ended July 31, 2008 and July 2007.

Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to a net realizable value evaluation.  Technological feasibility is established upon the completion of an integrated working model.  The Company’s software development is related to its discontinued Software business and was completed concurrent with the establishment of technological feasibility.  Accordingly, all software development costs have been charged to discontinued operations in the accompanying Consolidated Statements of Operations.

Computation of Per Share Amounts

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.  Diluted income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Common equivalent shares are anti-dilutive when their conversion would increase earnings per share.  Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.  For the years ended December 31, 2009 and July 31, 2008, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities are antidilutive.

The Company considers employee equity share options, nonvested shares, and similar equity instruments as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period.  Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that is not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007

Income (loss) from continuing operations	$(14,021)	$1,080	$(4,326)	$5,955
Income from discontinued operations	-	-	-	2,773
Net income (loss)	$(14,021)	$1,080	$(4,326)	$8,728

Weighted average shares - basic	60,801	66,525	67,469	66,254
Effect of dilutive potential common shares	-	123	-	2,235
Weighted average shares - diluted	60,801	66,648	67,469	68,489

Income (loss) per share from continuing operations:
Basic	$(0.23)	$0.02	$(0.06)	$0.09
Diluted	$(0.23)	$0.02	$(0.06)	$0.09

Income per share from discontinued operations:
Basic	$-	$-	$-	$0.04
Diluted	$-	$-	$-	$0.04

Net income (loss) per share:
Basic	$(0.23)	$0.02	$(0.06)	$0.13
Diluted	$(0.23)	$0.02	$(0.06)	$0.13

The following potential common shares have been excluded from the calculation of diluted net income (loss) per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007
Anti-dilutive securities:
Options to purchase common stock	6,099	6,270	5,469	3,191
Unvested restricted stock purchase rights	164	931	663	-
Warrants	-	-	-	-
Total	6,263	7,201	6,132	3,191

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.

Income Taxes

Effective August 1, 2007, the Company adopted a statement which clarified the accounting for uncertainty in income taxes recognized and prescribed a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.  The adoption of these provisions did not result in any adjustment in the liability for unrecognized income tax benefits.  As of August 1, 2007, the Company reduced its unrecognized tax benefits by $0.6 million.  Since a full valuation allowance was provided for these unrecognized tax benefits, there was no impact on retained earnings as of August 1, 2007.

Supplier Concentration

While no supplier concentration exists in the Company’s Media or E-commerce businesses, some of the Company’s E-commerce business's manufacturers are located outside of the United States, most in Asia (primarily China). The Company’s E-commerce business’s ability to receive inbound inventory and ship completed orders to its customers is substantially dependent on a single third-party contract-fulfillment and warehouse provider.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  As of December 31, 2009, short-term investments include $9.4 million of auction rate securities which have failed to provide liquidity. See Note 2 — Cash, Cash Equivalents and Investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of December 31, 2009 one advertising agency accounted for 10.5% of gross accounts receivables. As of December 31, 2008, one advertising agency accounted for 11% of gross accounts receivable.

For the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, respectively, no one customer represented 10% or greater of net revenue.  Going forward, the Company does not anticipate that any one customer will represent more than 10% of annual net revenue.

3.  Balance Sheet Components

Other Long-Term Assets

Other Long Term Assets consisted of the following (in thousands):

	December 31,
	2009	2008
Equity investment	$1,979	$6,564
Goodwill	1,670	-
Intangible assets, net	884	-
ARS Right	-	1,903
Other	555	407
Other long-term assets	$5,088	$8,874

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued employee compensation and benefits	$2,386	$1,373
Other accrued liabilities	1,468	1,329
Accrued liabilities and other	$3,854	$2,702

4. Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California.  During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, the Company recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce its general and administrative overhead costs.  The restructuring liability of $1.2 million at December 31, 2009 represents the remaining lease payments, net of sub-lease rent, which continue through May 2010.

Below is a summary of the restructuring charges (in thousands):

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007 (1)
Cash provision:
Facilities charges	$(62)	$-	$2,057	$581
Non-cash:
Write-off of equipment and leasehold improvements	-	-	122	-
	$(62)	$-	$2,179	$581

(1) – Included in discontinued operations

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Other	Restructuring Charges	Cash payments	Balance at End of Period

For the year ended July 31, 2007	$6,107	$-	$581	$(1,640)	$5,048
For the year ended July 31, 2008	$5,048	$590	$2,179	$(2,585)	$5,232
For the five months ended Deccember 31, 2008	$5,232	$47	$-	$(1,163)	$4,116
For the year ended December 31, 2009	$4,116	$65	$(62)	$(2,881)	$1,238

Components of the total accrued restructuring liability are as follows (in thousands):

	Short Term	Long Term	Total Liability
As of December 31, 2008	$2,862	$1,254	$4,116
As of December 31, 2009	$1,238	$-	$1,238

The Company’s restructuring liability is comprised of non-cancelable operating lease payments, net of sublease income, of $1.2 million for the month ended May 31, 2010.

5.       Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through fiscal year 2012.  Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of December 31, 2009 are as follows (in thousands):

	Gross Operating Leases	Sublease Income	Net Operating Leases	Included in Restructuring Liability
2010	$2,642	$699	$1,943	$1,114
2011	957	223	734	-
2012	780	167	613	-
2013	315	-	315	-
2014	214	-	214	-
Total minimum lease obligations	$4,908	$1,089	$3,819	$1,114

Gross rent expense for the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007 was approximately $1.0 million, $0.4 million, $1.4 million and $2.5 million, respectively.  This rent expense was offset by sublease income of $0.1 million, $0.4 million and $1.5 million for the year ended December 31, 2009 and the years ended July 31, 2008 and July 31, 2007, respectively.  There was no sublease income for the five months ended December 31, 2008.  No rent expense was recorded for the year ended December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 as a result of idle facilities charges.  The idle facilities charge for the year ended July 31, 2007 has been included in discontinued operations in the consolidated statements of operations.

6.       Litigation

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors has appealed the Court's October 5, 2009 order to the Second Circuit of Appeals.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

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

8.       Common Stock

Stock Repurchase Program

   In October 2008, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $10 million of its common stock over the 12-month period which ended October 2009.  Repurchased shares were cancelled and retired.  Under this program the Company repurchased and retired 8.2 million shares of common stock at a weighted-average price of $0.76 per share for an aggregate purchase price of $6.2 million.

Stock Option Plans

    In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At December 31, 2009, a total of 3,109,635 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

As of December 31, 2009, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans	1,945,670
1999 Director Option Plan	482,500
2007 Equity Plan	4,829,043
7,257,213

The following table summarizes option and restricted stock activities from July 31, 2006 through December 31, 2009:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2006	10,924,386	-	8,953,415	$3.56
Granted	(2,661,475)	1,507,500	1,153,975	$4.21
Exercised	-		(2,820,406)	$1.50
Restricted stock released	-	(25,000)	-	$-
Restricted stock repurchased	165,000	(165,000)	-	$-
Cancelled	703,989	-	(716,738)	$6.26

Balance at July 31, 2007	9,131,900	1,317,500	6,570,246	$4.26	6.07	$4,131
Authorized	5,250,000
Granted	(2,465,480)	580,000	1,305,480	$2.03
Exercised	-	-	(31,280)	$1.65
Restricted stock released	-	(350,420)	-	$-
Restricted stock repurchased	525,000	(262,500)	-	$-
Cancelled	(8,164,048)	-	(1,637,250)	$4.12

Balance at July 31, 2008	4,277,372	1,284,580	6,207,196	$3.85	5.48	$62
Granted	(2,790,500)	90,000	2,610,500	$0.72
Exercised	-	-	-	$-
Restricted stock released	-	(304,583)	-	$-
Restricted stock repurchased	253,333	(203,333)	-	$-
Cancelled	165,520	-	(166,875)	$3.80

Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91	6.27	$611
Granted	(1,977,050)	49,000	1,879,050	$1.21
Exercised	-	-	(205,196)	$1.26
Restricted stock released	-	(426,505)	-	$-
Restricted stock repurchased	153,332	(76,666)	-	$-
Cancelled	3,027,628	-	(3,067,462)	$3.92

Balance at December 31, 2009	3,109,635	412,493	7,257,213	$2.09	7.58	$1,291
Exercisable at December 31, 2009			3,294,704	$3.21	5.88	$334

Restricted stock outstanding is included in common stock outstanding.  The total intrinsic value of options exercised was negligible during the year ended December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, and $8.6 million for the year ended July 31, 2007.  The Company issues new shares upon the exercise of options.  For the year ended December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 no tax benefit was realized from exercised options.  During the years ended July 31, 2007 the Company realized tax benefits of $0.2 million from exercised options.

The options outstanding and currently exercisable by exercise price at December 31, 2009 were as follows (in thousands, except years and per-share amounts):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.63 - $ 0.63	2,250	8.92	$0.63	563	$0.63
$ 0.67 - $ 1.16	171	5.12	1.01	94	0.98
$ 1.19 - $ 1.19	962	9.49	1.19	99	1.19
$ 1.20 - $ 1.30	748	8.89	1.27	99	1.27
$ 1.32 - $ 1.56	752	7.69	1.44	331	1.44
$ 1.60 - $ 2.85	735	4.89	2.23	674	2.24
$ 2.98 - $ 4.03	786	5.04	3.60	685	3.55
$ 4.07 - $ 5.20	726	6.66	4.30	623	4.30
$ 8.75 - $ 54.11	123	0.68	20.45	123	20.45
$ 64.12 - $ 64.12	4	0.09	64.12	4	64.12

$ 0.63 $ 64.12	7,257	7.58	$2.09	3,295	$3.21

The total intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2009 was $1.3 million and $0.3 million, respectively. The aggregate intrinsic value in the above table is calculated as the excess of the December 31, 2009 official closing price of the Company’s stock of $1.19 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The weighted-average remaining contractual life of options exercisable as of December 31, 2009 was 5.97 years.  The total number of in-the-money options exercisable as of December 31, 2009 was 0.8 million.

The total fair value of options vested during the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007 were insignificant.  The total fair value of options vested during the year ended July 31, 2007 was $0.3 million.  As of December 31, 2009, total compensation cost related to nonvested stock options not yet recognized was $2.6 million which is expected to be recognized over a weighted-average term of three years.

Valuation and Expense Information

The following table summarizes stock-based compensation expense recorded for employee stock options (in thousands):

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007
Media cost of revenue	$240	$99	$190	$76
E-commerce cost of revenue	79	29	59	25
Included in cost of revenue	319	128	249	101
Sales and marketing	513	221	474	236
Research and development	343	130	204	113
General and administrative	1,476	698	2,666	993
Included in operating expenses	2,332	1,049	3,344	1,342
Discontinued operations	-	-	-	434

Total share-based compensation expense	$2,651	$1,177	$3,593	$1,877

In conjunction with the resignation of the Company’s former Chief Executive Officer in June 2008, the Company extended the exercise period for the former CEO’s options to purchase 1.8 million shares of the Company’s common stock by 12 months (following the completion of the former CEO’s consulting agreement) and accelerated vesting of his restricted stock purchase rights for 0.3 million shares.  As a result of these modifications the Company recorded additional stock-based compensation of $1.0 million during the year ended July 31, 2008.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the years ended December 31, 2009 and July 31, 2008 was based on historical settlement patterns.  For the year ended July 31, 2007, the Company used the simplified method for determining the expected term of options granted.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Year Ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007
Expected life (years)	5.82	5.63	4.45	6.13
Risk-free interest rate	2.8%	1.9%	3.6%	4.8%
Volatility	66%	62%	60%	71%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.74	$0.39	$1.04	$2.84

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2009, July 31, 2008 and July 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

9.       Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

Income (loss) from continuing operations before income taxes consists of the following components (in thousands):

	Year ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007
($ in thousands)
United States	$(13,881)	$1,253	$(4,198)	$6,240
Foreign	-	-	-	-
	$(13,881)	$1,253	$(4,198)	$6,240

The components of the provision for income taxes from continuing operations for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 are as follows (in thousands):

	Year ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007
($ in thousands)
Continuing operations	$140	$173	$128	$285
Discontinued operations	-	-	-	74
	$140	$173	$128	$359

During the year ended December 31, 2009, the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007, the Company paid income taxes of $0.1 million, $0.2 million, $0.1 million and $0.2 million, respectively.

A summary of total tax expense, by classification, included in the accompanying consolidated statements of income is as follows (in thousands):

	Year ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007
($ in thousands)
Current:
Federal	$-	$-	$(24)	$137
State	140	173	152	148
Foreign	-	-	-	-
	$140	$173	$128	$285

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year ended December 31,
	2009	2008
($ in thousands)
Deferred tax assets:
Accruals and reserves	$4,179	$4,646
Net operating loss carryforwards	95,676	90,815
Research and development credit carryforward	3,434	3,141
Gross deferred tax asset	103,289	98,602
Valuation allowance	(103,289)	(98,602)
Net deferred tax asset	$-	$-

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Year ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008	2007
Tax at Federal statutory rate	34.0%	34.0%	34.0%	34.0%
State, net of Federal benefit	(0.7)	9.1	(2.3)	1.2
Stock compensation	(2.1)	10.7	0.0	3.6
Research and development credit	1.1	(11.5)	(5.2)	(1.2)
Return to Provision and True-ups	0.0	(11.7)	0.0	0.0
Change in valuation allowance	(30.3)	(30.0)	(29.5)	(35.0)
Unreconciled Difference	0.0	(0.3)	0.0	0.0
Other	(2.9)	1.1	0.0	0.5
Provision for taxes	(0.9)%	1.4%	(3.0)%	3.1%

At December 31, 2009, management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

As of December 31, 2009, the Company has approximately $267.0 million of federal net operating losses available to offset future federal taxable income, which expire at various dates through fiscal year 2029.  This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of Andover.net in fiscal 2000.  The deferred tax assets related to this of approximately $5.6 million as of June 7, 2000, may be used to reduce the tax provision if and when realized.  Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in the Company's ownership which occurred between 1996 and 1999, and a change in ownership resulting from the Company's June 2000 acquisition of Andover.net.  The Company also has California net operating loss carryforwards of approximately $83.2 million to offset future California taxable income, which expire at various dates through fiscal year 2017.  The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended	Five Months Ended	Year Ended
	December 31,	December 31,	July 31,
	2009	2008	2008

Unrecognized tax benefits at begin of period	$718	$647	$638
Gross increases to current period tax positions	92	71	9
Unrecognized tax benefits at end of period	$810	$718	$647

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of its income tax expense. During the years ended December 31, 2009, the five month transition period ended December 31, 2008 and the year ended July 31, 2008, no interest or penalties were recognized.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There are no unrecognized tax benefits that would affect the actual tax rate at December 31, 2009.

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

The amounts of Ohloh’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2009, and the revenue and net loss of the combined entity had the acquisition date been January 1, 2008 or January 1, 2009 are as follows (in thousands):

	Revenue	Net (loss)
Actual from June 4, 2009 to December 31, 2009	$68	$(129)

Supplemental pro forma (unaudited):
January 1, 2009 to December 31, 2009	65,634	(14,314)
January 1, 2008 to December 31, 2008	59,491	(5,315)

11.     Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Media and E-commerce.

The Company’s Media segment consists of web sites serving technology professionals and technology enthusiasts and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to these communities and general consumers.  The Company’s websites that comprise the Media segment include: SourceForge, Slashdot, Ohloh and freshmeat.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other”.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  All intersegment sales have been stated separately in the table below.  The Company’s chief decision-making group consists of the Chief Executive Officer and the executive team.  The Company’s chief decision-making group excludes all intersegment sales when evaluating the performance of the segments.  The Company’s assets and liabilities are not discretely allocated or reviewed by operating segment.  The depreciation of the Company’s property, equipment and leasehold improvements are allocated based on headcount, unless specifically identified by operating segment.

(in thousands)	Media	E-commerce	Other	Eliminations	Total Company
Year Ended December 31, 2009
Revenue from external customers	$16,486	$49,091	$-	$-	$65,577
Cost of revenue	$6,953	$38,151	$-	$-	$45,104
Gross margin	$9,533	$10,940	$-	$-	$20,473
Income (loss) from operations	$(12,193)	$3,807	$-	$-	$(8,386)
Depreciation and amortization	$2,535	$145	$(523)	$-	$2,157
Five Months Ended December 31, 2008
Revenue from external customers	$8,481	$23,994	$-	$-	$32,475
Cost of revenue	$3,567	$18,374	$-	$-	$21,941
Gross margin	$4,914	$5,620	$-	$-	$10,534
Income (loss) from operations	$(2,943)	$2,843	$-	$-	$(100)
Depreciation and amortization	$916	$44	$-	$-	$960
Year Ended July 31, 2008
Revenue from external customers	$18,506	$36,820	$-	$-	$55,326
Cost of revenue	$7,268	$27,860	$-	$-	$35,128
Gross margin	$11,238	$8,960	$-	$-	$20,198
Operating income (loss)	$(7,210)	$3,553	$(2,179)	$-	$(5,836)
Depreciation expense	$1,406	$75	$-	$-	$1,481
Year Ended July 31, 2007
Revenue from external customers	$17,496	$28,103	$-	$-	$45,599
Revenue from intersegments	$211	$-	$-	$(211)	$-
Cost of revenue	$4,733	$21,200	$-	$-	$25,933
Gross margin	$12,974	$6,903	$-	$(211)	$19,666
Operating income	$177	$3,336	$-	$(169)	$3,344
Depreciation expense	$381	$18	$-	$-	$399

During the time period covered by the table above, the Company marketed its Media products in the United States through its direct sales force and its E-commerce products through its online web site and with respect to international Media sales, through representatives based in the United Kingdom, Europe and Australia.  Revenue for the year ended December 31, 2009, the five month period ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007 was primarily generated from customers in the United States of America.

12.     Discontinued Operations

In April 2007, the Company sold substantially all of the assets and certain liabilities of its Software business to CollabNet, Inc. (“CollabNet”) in exchange for a minority equity interest in CollabNet, comprised of 11,733,777 shares of its Series C-1 Preferred Stock, originally valued at $6.6 million, which was included in “Other Assets” in the Consolidated Balance Sheets.

As specified in the agreement, the assets sold to CollabNet consisted primarily of intellectual property and property and equipment.  In conjunction with the sale, the Company terminated those employees of its Software business who were not offered employment by CollabNet and also recorded a restructuring reserve for the excess facility space formerly used by its Software business.  The Company’s gain on the sale of this business, which is included in its results for the year ended July 31, 2007, is as follows (in thousands):

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

Income from discontinued operations consists of direct revenue and direct expenses of the Software businesses, including cost of revenue, as well as other fixed and allocated costs. A summary of the operating results of the discontinued operations for the year ended July 31, 2007 which are included in the accompanying consolidated statements of operations is as follows (in thousands):

Revenue	$5,236

Loss from operations	$(2,875)
Income taxes	(74)
Loss from operations, net of income taxes	$(2,801)

Gain from sale of assets	$5,722
Income taxes	148
Gain from sale, net of income taxes	$5,574

Quarterly Consolidated Financial Data
(Unaudited, in Thousands, except per share amounts)

On April 29, 2009, the Company changed its fiscal year-end from July 31 to December 31 retroactive to December 31, 2008.  The Company’s quarters end on March 31, June 30, September 30 and December 31 of each calendar year.

	For the three months ended
	March 31	June 30	September 30	December 31
Calendar Year 2009
Net revenue	$10,371	$11,785	$10,787	$32,634
Gross margin	2,854	3,915	3,104	10,600
Income (loss) from operations	(3,160)	(2,386)	(4,562)	1,722
Net income (loss)	$(7,426)	$(3,586)	$(4,537)	$1,528
Net income (loss) per share:
Basic	$(0.12)	$(0.06)	$(0.08)	$0.03
Diluted	$(0.12)	$(0.06)	$(0.08)	$0.03

Calendar Year 2008
Net revenue	$11,388	$11,798	$11,472	$24,789
Gross margin	3,661	4,624	4,228	7,657
Income (loss) from operations	(1,313)	(3,804)	(2,525)	1,095
Net income (loss):	$(916)	$(3,753)	$(2,664)	$2,552
Net income (loss) per share:
Basic	$(0.01)	$(0.06)	$(0.04)	$0.04
Diluted	$(0.01)	$(0.06)	$(0.04)	$0.04

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the  Securities Exchange Act) occurred during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Stonefield Josephson, Inc., has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

The Company’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information

The annual meeting of stockholders for 2010 is scheduled to be held on May 4, 2010.  Under our bylaws as currently in effect, because we did not hold an annual meeting of stockholders in 2009 as a result of the change in our fiscal year, notices of stockholder proposals must be received no later than the close of business by the 10th day following the date on which public announcement of the date of such meeting is first made in order to be timely.  Accordingly, notices of stockholder proposals with respect to the 2010 annual meeting of stockholders must be received by March 8, 2010 in order to be timely.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees And Executive Officers” in the Company’s 2009 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 4, 2010.

Code of Ethics

In addition to the Company’s Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers.  The Company has posted the text of its Code of Ethics for Principal Executive and Senior Financial Officers on its Internet web site at:

http://geek.net/index.php/download_file/-/view/34/

We will post on this section of our website any amendment to our Code of Ethics for Principal Executive and Senior Financial Officers that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market.

Item 11.  Executive Compensation

The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2009 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 4, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2009 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 4, 2010.

The following table summarizes our equity compensation plans as of December 31, 2009, all of which have been approved by our stockholders:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options (1)		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)

Equity compensation plans approved by stockholders	7,228,791	(2)	$1.94	3,109,635

(1)
The table does not include information for equity compensation plans assumed by the Company in acquisitions. As of December 31, 2009, a total of 28,422 shares of the Company’s common stock remain issuable and outstanding upon exercise of options granted under a plan assumed by the Company in its acquisition of OSTG, Inc.  The weighted average exercise price of all outstanding options granted under this plan at December 31, 2009 is $40.21. The Company does not grant additional awards under this assumed plan.

(2)
Includes 4,829,043 options outstanding under the Company’s 2007 Equity Plan, 1,917,248 options outstanding under the Company’s 1998 Stock Plan and 482,500 options outstanding under the Company’s 1999 Director’s Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2009 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 4, 2010.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2009 Proxy Statement,  which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 4, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedule

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

Scott L. Kauffman
President and Chief Executive Officer
Date: February 26, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott L. Kauffman and Patricia S. Morris, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT L. KAUFFMAN	President and Chief Executive Officer	February 25, 2010

Scott L. Kauffman

/s/ PATRICIA S. MORRIS	Senior Vice President and Chief Financial Officer (principle accounting officer)	February 26, 2010

Patricia S. Morris

/s/ ROBERT M. NEUMEISTER, JR.	Chairman of the Board of Directors	February 23, 2010

Robert M. Neumeister, Jr.

/s/ ANDREW ANKER	Director	February 23, 2010

Andrew Anker

/s/ ROBERT A. BOWMAN	Director	February 26, 2010

Robert A. Bowman

/s/ SCOTT E. HOWE	Director	February 23, 2010

Scott E. Howe

/s/ SUZANNE M. PRESENT	Director	February 23, 2010

Suzanne M. Present

/s/ MICHAEL SILECK	Director	February 22, 2010

Michael Sileck

/s/ DAVID B. WRIGHT	Director	February 23, 2010

David B. Wright

Geeknet, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Year Ended July 31, 2007
Allowance for doubtful accounts	$122	7	53	$76
Allowance for excess and obsolete inventory	$96	(38)	1	$57
Year Ended July 31, 2008
Allowance for doubtful accounts	$76	154	178	$52
Allowance for excess and obsolete inventory	$57	44	1	$100
Five Months Ended December 31, 2008
Allowance for doubtful accounts	$52		52	$-
Allowance for excess and obsolete inventory	$100	(76)	1	$23
Year Ended December 31, 2009
Allowance for doubtful accounts	$-	97	97	$-
Allowance for excess and obsolete inventory	$23	38	20	$41

Exhibit Number		EXHIBIT INDEX

2.1(7)	—	Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007

3.1(1)	—	Amended and Restated Certificate of Incorporation of the Registrant

3.2(18)	—	Amended and Restated Bylaws of the Registrant

3.3(8)	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant

3.4(19)	—	Certificate of Ownership and Merger of Geeknet, Inc. with and into SourceForge, Inc., dated November 4, 2009

4.1(1)	—	Specimen Common Stock Certificate

10.1(1) ‡	—	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2(1) ‡	—	1998 Stock Plan and forms of agreement thereunder

10.4(1) ‡	—	1999 Director Option Plan

10.5†(2)	—	Master Lease Agreement between Registrant and Renco Investment Company, dated April 6, 2000

10.6(3)	—	Consent of Linus Torvalds

10.7(4)	—	Sublease between the Registrant and @Road, Inc., dated June 9, 2004.

10.8(5)	—	Consent to Sublease Agreement between the Registrant, @Road, Inc. and Renco Investment Company, dated June 9, 2004.

10.9(6)	—	Asset Purchase Agreement dated December 23, 2005 by and between JupiterImages Corporation, the Registrant, and Animation Factory, Inc.

10.11(11)	—	Mountain View City Center Net Office Lease by and between the Registrant and Eagle Square Partners dated July 14, 2007

10.14(10) ‡	—	2007 Equity Incentive Plan

10.15(11) ‡	—	2007 Equity Incentive Plan Award Agreements

10.16(12) ‡	—	Separation Agreement and Release by and between Ali Jenab and the Registrant dated June 9, 2008

10.17(13) ‡	—	Consulting Agreement by and between Ali Jenab and the Registrant dated as of June 9, 2008

10.19(14) ‡	—	Offer Letter dated December 3, 2008 by and between the Registrant and Scott L. Kauffman
10.20(15) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Patricia S. Morris

10.21(16) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Caroline Offutt

10.22(17) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Jonathan Sobel

10.23	—	Office Lease Agreement between PS Business Parks, L.P. and ThinkGeek, Inc., dated June 26, 2009

23.1	—	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (see signature page)

31. 1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

†	Confidential treatment has been requested by the Registrant as to certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

‡	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the corresponding exhibit of Registrant’s form S-1 and the amendment thereto (Commission registration no. 333-88687).

(2)	Incorporated by reference from Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).

(3)	Incorporated by reference from Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 28, 2000 filed on March 13, 2000 (Commission file number 000-28369).

(4)	Incorporated by reference from Exhibit 10.42 of Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).

(5)	Incorporated by reference from Exhibit 10.43 of Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004 filed on October 31, 2005 (Commission file number 000-28369).

(6)	Incorporated by reference from Exhibit 2.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2006 filed on April 10, 2006 (Commission file number 000-28369).

(7)	Incorporated by reference from Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on April 25, 2007.

(8)	Incorporated by reference from Exhibit 3.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2001 filed on December 7, 2001 (Commission file number 000-28369).

(9)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2007.

(10)	Incorporated by reference from Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369).

(11)	Incorporated by reference from Exhibits 10.1 through 10.4 of Registrant’s Current Report on Form 8-K filed on December 31, 2007.

(12)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(13)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(14)	Incorporated by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 4, 2008

(15)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2009

(16)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2009

(17)	Incorporated by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on April 9, 2009

(18)	Incorporated by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on November 4, 2009

(19)	Incorporated by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 4, 2009