Form 10-Q
period 2010-03-31
Geeknet, Inc
filed 2010-05-06
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title Of Class	Outstanding At April 30, 2010
Common Stock, $0.001 par value	60,642,730

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,996	$28,943
Short-term investments	9,219	9,408
Accounts receivable, net of allowance of $0 and $0, respectively	4,262	4,299
Inventories	5,435	5,280
Prepaid expenses and other current assets	3,419	3,564
Restricted cash	1,000	1,000
Total current assets	46,331	52,494
Property and equipment, net	3,161	2,569
Other long-term assets	4,742	5,088
Total assets	$54,234	$60,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,666	$5,763
Accrued restructuring liabilities	518	1,238
Deferred revenue	961	928
Accrued liabilities and other	2,842	3,854
Total current liabilities	7,987	11,783
Other long-term liabilities	99	103
Total liabilities	8,086	11,886
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock	61	61
Treasury stock	(492)	(492)
Additional paid-in capital	799,624	798,917
Accumulated other comprehensive income	10	13
Accumulated deficit	(753,055)	(750,234)
Total stockholders’ equity	46,148	48,265
Total liabilities and stockholders’ equity	$54,234	$60,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Media revenue, including $0 and $200 of related party revenue, respectively	$4,295	$3,777
E-commerce revenue	10,384	6,594
Revenue	14,679	10,371
Cost of revenue:
Media cost of revenue	1,781	1,907
E-commerce cost of revenue	8,818	5,610
Cost of revenue	10,599	7,517
Gross margin	4,080	2,854
Operating expenses:
Sales and marketing	3,162	2,315
Research and development	1,530	1,594
General and administrative	2,124	2,105
Amortization of intangible assets	91	-
Total operating expenses	6,907	6,014
Loss from operations	(2,827)	(3,160)
Interest and other income (expense), net, including other than temporary impairment of non-marketable equity securities of $0 and $4,585, respectively	5	(4,330)
Loss before income taxes	(2,822)	(7,490)
Income tax benefit	(1)	(64)
Net loss	$(2,821)	$(7,426)

Net loss per share:
Basic and diluted	$(0.05)	$(0.12)

Shares used in per share calculations:
Basic and diluted	60,128	63,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,821)	$(7,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528	603
Stock-based compensation expense	679	681
Provision for excess and obsolete inventory	17	(8)
(Gain) loss on sale of assets	18	(226)
Impairment of investments	-	4,585
Changes in assets and liabilities:
Accounts receivable	37	885
Inventories	(172)	290
Prepaid expenses and other assets	502	30
Accounts payable	(2,097)	(2,622)
Accrued restructuring liabilities	(720)	(686)
Deferred revenue	33	19
Accrued liabilities and other	(1,012)	(330)
Other long-term liabilities	(4)	2
Net cash used in operating activities	(5,012)	(4,203)
Cash flows from investing activities:
Purchase of property and equipment	(1,048)	(66)
Proceeds from sales of intangible assets, net	-	172
Purchase of intangible assets	(13)	-
Maturities or sale of marketable securities	100	559
Net cash provided by (used in) investing activities	(961)	665
Cash flows from financing activities:
Proceeds from issuance of common stock	28	4
Net cash provided by financing activities	28	4
Effect of exchange rate changes on cash and cash equivalents	(2)	-
Net decrease in cash and cash equivalents	(5,947)	(3,534)
Cash and cash equivalents, beginning of period	28,943	40,511
Cash and cash equivalents, end of period	$22,996	$36,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Overview
Geeknet, Inc. (“Geeknet” or the “Company”), is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  The Company’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge, Ohloh and freshmeat — to create, improve, compare and distribute Open Source software, and on Slashdot to peer-produce and peer-moderate technology news and discussion.  The Company’s wholly-owned subsidiary, ThinkGeek, Inc., sells geek-themed retail products to these communities through its ThinkGeek web site.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Online Media, E-commerce, Software and Online Images businesses.  In December 2005, the Company sold its Online Images business to WebMediaBrands Inc. and in April 2007, the Company sold its Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 the Company changed its name to SourceForge, Inc.  In June 2009, the Company acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers, and in November 2009 the Company changed its name to Geeknet.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and March 31, 2009 and its cash flows for the three months ended March 31, 2010 and March 31, 2009 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.  Summary of Significant Accounting Policies

Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the three months ended March 31, 2010 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Adopted Accounting Pronouncements
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

Recent Accounting Pronouncements
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

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of Geeknet and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At March 31, 2010, the Company owned approximately 9% of CollabNet consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

The Company had no related-party revenue from CollabNet for the three months ended March 31, 2010 and $0.2 million for the three months ended March 31, 2009.

Foreign Currency Translation
The Company has wholly-owned foreign subsidiaries in the United Kingdom and Belgium.  The functional currency of these foreign subsidiaries is the local country’s currency, which is the primary currency in which the subsidiary generates and expends cash.  We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars.  Assets and liabilities are translated at exchange rates prevailing at the financial statement date and income and expenses are translated using the average exchange rate for the period.  Gains and losses resulting from translation and the effect of exchange rate changes on intercompany transactions of a long term nature are reported in other comprehensive income as a component of stockholders’ equity.  As of March 31, 2010, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and its online web properties and with respect to international Media sales, through its subsidiary in the United Kingdom and representatives in the United Kingdom, Europe and Australia.  Revenue for the three months ended March 31, 2010 and March 31, 2009, respectively, was generated primarily from sales to customers in the United States.

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

Goodwill and Intangibles
Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at March 31, 2010.

Goodwill and intangible assets are as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	asset	amortization	asset	asset	amortization	asset
Goodwill	$62,032	$(60,362)	$1,670	$62,032	$(60,362)	$1,670

Identified intangible assets:
Domain and trade names	6,072	(5,957)	115	6,059	(5,946)	113
Purchased technology	3,492	(2,801)	691	3,492	(2,721)	771
	9,564	(8,758)	806	9,551	(8,667)	884
Total goodwill and identified intangible assets	$71,596	$(69,120)	$2,476	$71,583	$(69,029)	$2,554

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,	Amount
2010	$279
2011	363
2012	164
$806

Revenue Recognition
The Company recognizes revenue as follows:

Media Revenue
Media revenue is derived primarily from advertising on the Company’s various web sites.  These advertisements include various forms of rich media and banner advertising, text links and sponsorships.  The Company recognizes Media revenue as advertising is delivered over the period in which the advertisements are displayed, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).  To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered.  Traffic to the Company’s Media web sites is seasonal, with relatively lower levels of traffic experienced during the summer months of the northern hemisphere.

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  The Company generally recognizes E-commerce revenue when products are shipped and title transfers to the customer.  The Company grants customers a limited right to return E-commerce products. No reserve for returns were recorded at March 31, 2010. The Company recorded a returns reserve of $0.3 million at December 31, 2009.

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

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of March 31, 2010, no customer accounted for more than 10% of the Company’s gross accounts receivable.  As of December 31, 2009, one advertising agency accounted for 10.5% of gross accounts receivable.

Google Inc. accounted for 6.8% and 12.5% of revenue for the three months ended March 31, 2010 and the three months ended March 31, 2009, respectively.

3. Composition of Certain Balance Sheet Components

Property and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Computer and office equipment (useful lives of 2 to 4 years)	$5,549	$5,475
Furniture and fixtures (useful lives of 2 to 4 years)	225	210
Leasehold improvements (useful lives of lesser of estimated life or lease term)	93	93
Software (useful lives of 2 to 5 years)	461	390
Distribution equipment in-progress	859	-
Total property and equipment	7,187	6,168
Less: Accumulated depreciation and amortization	(4,026)	(3,599)
Property and equipment, net	$3,161	$2,569

Distribution equipment in-progress represents partial payments on the equipment which is being installed at our new third-party contract-fulfillment and warehouse provider.

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Equity investment	$1,979	$1,979
Goodwill	1,670	1,670
Intangible assets, net	806	884
Other	287	555
Other long-term assets	$4,742	$5,088

Accrued liabilities and other consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accrued employee compensation and benefits	$1,826	$2,386
Other accrued liabilities	1,016	1,468
Accrued liabilities and other	$2,842	$3,854

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other comprehensive gain or loss in stockholders’ equity or other income in the statement of operations.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2010			December 31, 2009
			Estimated			Estimated
	Adjusted Cost	Unrealized Loss	Fair Value	Adjusted Cost	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$2,422	$-	$2,422	$6,000	$-	$6,000
Money market funds	20,574	-	20,574	22,943	-	22,943
Total cash and cash equivalents	$22,996	$-	$22,996	$28,943	$-	$28,943

Short-term investments:
Corporate securities	8	-	8	8	-	8
Government securities	10,650	(1,439)	9,211	10,750	(1,350)	9,400
Total short-term investments	$10,658	$(1,439)	$9,219	$10,758	$(1,350)	$9,408

Restricted cash	$1,000	$-	$1,000	$1,000	$-	$1,000

At March 31, 2010, the Company has recorded its government securities as short-term investments based on its right to require UBS AG (“UBS”) to repurchase these investments on June 30, 2010.

5. Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$20,574	$-	$-	$20,574
Corporate debt	-	-	8	8
Municipal bonds	-	-	9,211	9,211
ARS Right	-	-	1,439	1,439

Total	$20,574	$-	$10,658	$31,232

Amounts included in:
Cash and cash equivalents	$20,574	$-	$-	$20,574
Short-term investments	-	-	9,219	9,219
Other assets	-	-	1,439	1,439

Total	$20,574	$-	$10,658	$31,232

Level 3 assets consist primarily of municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds tied to short-term interest rates.  In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  At March 31, 2010, all of the Company’s ARS were rated AAA, the highest credit rating, by at least one rating agency.  The Company has a right to sell at par value (the “ARS Right”), auction-rate securities with a par value of $10.7 million, to UBS, its investment advisor, at any time during a two-year period beginning June 30, 2010.  The Company has valued the ARS Right as the difference between the par value and the fair value of its ARS, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
	ARS	ARS Right	Other
Balance at December 31, 2009	$9,400	$1,350	$8
Gain on other current assets	-	89	-
Loss on investments	(89)	-	-
Sales/Maturities	(100)	-	-

Balance at March 31, 2010	$9,211	$1,439	$8

6.  Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California.  In conjunction with this relocation, the Company recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of its Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce its general and administrative overhead costs.  The restructuring liability of $0.5 million at March 31, 2010 represents the remaining lease payments, net of sub-lease rent, which continue through May 2010.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the three months ended March 31, 2010	$1,238	$(724)	$4	$518

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009

Net loss	$(2,821)	$(7,426)

Weighted average shares - basic and diluted	60,128	63,339

Net loss per share:
Basic and diluted	$(0.05)	$(0.12)

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Anti-dilutive securities:
Options to purchase common stock	4,805	8,619
Unvested restricted stock purchase rights	13	836
Total	4,818	9,455

8.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.  The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,821)	$(7,426)
Unrealized gain on marketable securities and investments	-	4
Foreign currency translation loss	(2)	-
Comprehensive loss	$(2,823)	$(7,422)

9.  Stockholders’ Equity and Stock-Based Compensation

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At March 31, 2010, a total of 3,040,640 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Under the 2007 Plan, the Board of Directors may grant to employees, consultants and directors an option to purchase shares of the Company’s Common Stock and/or awards of the Company’s common stock at terms and prices determined by the Board of Directors.  The Board of Directors approved that each non-employee director who has been a member of the Board of Directors for at least nine months prior to the date of the annual stockholders’ meeting will be granted a right to purchase 10,000 restricted shares at $0.001 per share at such annual stockholders’ meeting.  The restricted shares will vest 50 percent immediately and the remaining 50 percent on the one year anniversary of the grant.

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

The following table summarizes option and restricted stock purchase rights activities from December 31, 2008 through March 31, 2010:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91	6.27	$611
Granted	(1,977,050)	49,000	1,879,050	$1.21
Exercised	-	-	(205,196)	$1.26
Restricted stock released	-	(426,505)	-	$-
Restricted stock repurchased	153,332	(76,666)	-	$-
Cancelled	3,027,628	-	(3,067,462)	$3.92

Balance at December 31, 2009	3,109,635	412,493	7,257,213	$2.09	7.58	$1,291
Granted	(255,250)	-	255,250	$1.39
Exercised	-	-	(26,281)	$1.12
Restricted stock released	-	(6,000)	-	$-
Restricted stock repurchased	-	-	-	$-
Cancelled	186,255	-	(190,504)	$5.94

Balance at March 31, 2010	3,040,640	406,493	7,295,678	$1.97	7.55	$2,565
Exercisable at March 31, 2010			3,488,265	$2.88	6.12	$758

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended March 31,
	2010	2009
Included in cost of revenue:
Media cost of revenue	$55	$50
E-commerce cost of revenue	26	17
Total included in cost of revenue	81	67
Included in operating expenses:
Sales and marketing	148	154
Research and development	75	70
General and administrative	375	390
Total included in operating expenses	598	614

Total stock-based compensation expense	$679	$681

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three months ended March 31, 2010 and March 31, 2009 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended March 31,
	2010	2009
Expected life (years)	5.81	5.68
Risk-free interest rate	2.70%	2.04%
Volatility	63.3%	62.4%
Dividend yield	None	None
Weighted-average fair value at grant date	$0.82	$0.54

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

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

(in thousands)	Media	E-commerce	Total Company
Three Months Ended March 31, 2010
Revenue from external customers	$4,295	$10,384	$14,679
Cost of revenue	$1,781	$8,818	$10,599
Gross margin	$2,514	$1,566	$4,080
Loss from operations	$(2,299)	$(528)	$(2,827)
Depreciation and amortization	$472	$56	$528
Three Months Ended March 31, 2009
Revenue from external customers	$3,777	$6,594	$10,371
Cost of revenue	$1,907	$5,610	$7,517
Gross margin	$1,870	$984	$2,854
Loss from operations	$(2,985)	$(175)	$(3,160)
Depreciation and amortization	$573	$30	$603

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors has appealed the Court's October 5, 2009 order to the Second Circuit Court of Appeals.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously. The Second Circuit Court of Appeals has not yet set a schedule for briefing on the appeals.

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

13.  Guarantees and Indemnifications

The following is a summary of the Company’s agreements, including Indirect Guarantees of Indebtedness of Others, some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2010.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.

14.  Subsequent Event

In April 2010, the Company entered into a five year agreement with a third-party contract-fulfillment and warehouse provider to replace its existing third-party provider, effective in the Company’s third quarter which ends September 30, 2010.

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

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2010 as compared to what was previously disclosed in Management’s Discussion and Analysis of  Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology -oriented goods, services and media.  Our site include: SourceForge, Slashdot, ThinkGeek, Ohloh and freshmeat.  We provide our audience with content, culture, connections and commerce.

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

Our Media revenue is derived primarily from advertising products delivered on our web properties.  The strategy for our Media business is to increase our awareness, improve our sites and capture, analyze and draw insights from our data.  We are investing in awareness by targeting the media community, who are the primary buyers for our advertising services.  We believe this investment will improve our brand recognition in the marketing and advertising communities.  We continue to invest in our web properties, primarily SourceForge where we launched a more modern platform in July 2009.  In order to offer more software to our visitors, in April 2010, we launched our new Download service on SourceForge.  Downloads have always been a part of SourceForge.  They generate a lot of traffic and allow us to target highly relevant advertisements at visitors who visit SourceForge to download software.  The new Download service is intended to be more appealing to a broader group of free, open source projects.  We also improved our project statistics system, to provide additional information to the engineers who write open source software and use these statistics to develop enhancements to projects.  In April 2010 we hired a Chief Operations Officer to further enhance our global operations functions.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended
	March 31, 2010	March 31, 2009

Unique Visitors per Month (in thousands) (1)(2)	40,192	36,985
Visits per Unique Visitor per Month	1.7	1.7
Visits per Month (in thousands) (2)	69,254	64,511
Pages per Visit	2.1	2.4
Page Views per Month (in thousands) (2)	147,506	155,715

Revenue per Thousand Pages (RPM)	$9.71	$8.09
Revenue per User (RPU) (3)	$0.44	$0.41

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

	Three Months Ended March 31,
	2010	2009
Consolidated Statements of Operations Data:
Media revenue	29.3%	36.4%
E-commerce revenue	70.7	63.6
Revenue	100.0%	100.0%
Media cost of revenue	12.1	18.4
E-commerce cost of revenue	60.1	54.1
Cost of revenue	72.2	72.5
Gross margin	27.8	27.5
Operating expenses:
Sales and marketing	21.5	22.3
Research and development	10.4	15.4
General and administrative	14.5	20.3
Amortization of intangible assets	0.6	-
Total operating expenses	47.0	58.0
Loss from operations	(19.2)	(30.5)
Interest and other income (expense), net	-	(41.7)
Loss before income taxes	(19.2)	(72.2)
Income tax benefit	-	(0.6)
Net loss	(19.2)%	(71.6)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		% Change
	March 31,	March 31,	Three
	2010	2009	Months
($ in thousands)
Media revenue	$4,295	$3,777	14%
E-commerce revenue	10,384	6,594	57%
Revenue	$14,679	$10,371	42%
Sales for the three months ended March 31, 2010 and March 31, 2009 were primarily to customers located in the United States of America.

Google Inc. accounted for 6.8% and 12.5% of revenue for the three months ended March 31, 2010 and the three months ended March 31, 2009, respectively.

Revenue by Segment

Media Revenue

	Three Months Ended		% Change
	March 31,	March 31	Three
	2010	2009	Months
($ in thousands)
Direct sales	$3,089	$2,225	39%
Ad Networks	962	1,359	(29)%
Other	244	193	26%
Media revenue	$4,295	$3,777	14%

Our Media revenue is derived primarily from advertising products delivered on our web properties.  Direct sales revenue is generated from orders received by our United States based sales team, which may also include advertisements to be delivered globally.  Ad Networks revenue represents revenue from our Ad Network partners who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems.  Other revenue represents orders received from our international resellers, sales of reports on data underlying the open source community as well as referral fees and revenue earned from subscriptions to our web properties.

Direct sales revenue for the three months ended March 31, 2010 increased $1.0 million as compared with the three months ended March 31, 2009.  The increase was primarily due to increases in revenue of $1.5 million from customers who increased their advertising levels during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 and $0.5 million from customers who did not advertise in the three months ended March 31, 2009, offset in part by a $1.0 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the three months ended March 31, 2010.  The decrease in Ad Networks revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to decreased revenue from Google primarily due to a decrease in the number of ad units we made available to Google.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  The increase in Other revenue during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to an increase in revenue from our international resellers.

The demand for traditional online advertising, which are those advertising units defined by The Interactive Advertising Bureau, is declining.  In order to mitigate this decline, we have made introduced higher-priced premium advertising products.  Although revenue from these premium advertising products accounted for more than 40% of our revenue in the three months ended March 31, 2010, this revenue has not grown sufficiently to offset the declines in traditional online advertising.  We believe that traditional online advertising will continue to decline and in order to grow revenue, we must continue to focus on creating new and innovative advertising products.

E-commerce Revenue

	Three Months Ended		% Change
	March 31,	March 31,	Three
	2010	2009	Months

E-commerce revenue (in thousands)	$10,384	$6,594	57%
Percentage of total revenue	71%	64%
Number of orders shipped	184,547	115,786	59%
Average order size (in dollars)	$56	$61	(8)%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The increase in E-commerce revenue during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to a 59% increase in the number of shipments year-over-year, offset in part by an 8% decrease in the average value per shipment.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products, while the decrease in average shipment value was due to lower lower price points on products purchased.

Cost of Revenue/Gross Margin

	Three Months Ended		% Change
	March 31,	March 31,	Three
($ in thousands)	2010	2009	Months
Cost of revenue	$10,599	$7,517	41%
Gross margin	4,080	2,854	43%
Gross margin %	28%	28%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our E-commerce business.

Gross margins remained flat for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

Cost of Revenue/Gross Margin by Segment

 Media Cost of Revenue/Gross Margin

	Three Months Ended		% Change
	March 31,	March 31,	Three
($ in thousands)	2010	2009	Months
Media cost of revenue	$1,781	$1,907	(7)%
Media gross margin	2,514	1,870	34%
Media gross margin %	59%	50%
Headcount	17	19

Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.

The increase in Media gross margin percentages for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily driven by increased Media revenue and lower cost of revenue due to lower amortization expense of $0.2 million, related to our Marketplace platform.

We expect Media cost of revenue to increase in absolute dollars as we add headcount to improve our global operations functions.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		% Change
	March 31,	March 31,	Three
($ in thousands)	2010	2009	Months
E-commerce cost of revenue	$8,818	$5,610	57%
E-commerce gross margin	1,566	984	59%
E-commerce gross margin %	15%	15%
Headcount	26	21

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.

The increase in E-commerce cost of revenue during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to increases in product costs of $1.7 million, shipping and fulfillment costs of $1 million and operating costs of $0.4 million.  The increase in product costs was due to an increase in revenue as well as the mix of products ordered by customers.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products.

We expect E-commerce cost of revenue to increase in absolute dollars as E-commerce operating costs increase in the future, while E-commerce gross margin percentages may decline as we incur additional operating costs to support our strategy of increasing revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with market research, promotional activities, events and trade show attendance.

	Three Months Ended		% Change
	March 31,	March 31,	Three
($ in thousands)	2010	2009	Months
Media S&M	$2,300	$1,918	20%
E-commerce S&M	862	397	117%
Sales and marketing	$3,162	$2,315	37%
Percentage of total revenue	22%	22%
Headcount	35	24

The increase in S&M expenses in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to an increase in discretionary marketing expenses of $0.4 million and an increase in headcount and related expenses of $0.4 million.  The increase in discretionary expenses was due to increased E-commerce online marketing and trade show attendance expenses, expenses associated with our name branding and Media events. The increase in headcount was primarily due to an increase in E-Commerce headcount of 6 heads and the transfer of 3 Media R&D heads into our product marketing group.

We expect future S&M expenses to increase in absolute dollars as we continue to expand our discretionary marketing, programs, including our name and brand recognition campaigns.  In addition, credit card processing expenses for our E-commerce business will increase due to increased revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Media segment.  We expense all of our R&D costs as they are incurred.

	Three Months Ended		% Change
	March 31,	March 31,	Three
($ in thousands)	2010	2009	Months
Media R&D	$1,208	$1,468	(18)%
E-commerce R&D	322	126	156%
Research and development	$1,530	$1,594	(4)%
Percentage of total revenue	10%	15%
Headcount	32	37

R&D expense decreased by $0.1 million in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The decrease in R&D expenses primarily was due to lower Media personnel costs.  Personnel costs decreased due to a decrease of 9 heads in Media, including 3 of our R&D personnel who assumed positions in product marketing, offset in part by an increase of 4 heads in E-Commerce.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		% Change
	March 31,	March 31,	Three
($ in thousands)	2010	2009	Months
General and administrative	$2,124	$2,105	1%
Percentage of total revenue	14%	20%
Headcount	20	20

G&A expenses did not change significantly during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

G&A expenses are expected to increase slightly in absolute dollars in the future as we incur additional expense to support the growth of our business.

Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California.  In conjunction with this relocation, the Company recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce its general and administrative overhead costs.  The restructuring liability of $0.5 million at March 31, 2010 represents the remaining lease payments, net of sub-lease rent, which continue through May 2010.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Balance at End of Period

For the three months ended March 31, 2010	$1,238	$(724)	$4	$518

Interest and other income (expense), net

Below is a summary of Interest and other income (expense), net (in thousands):

	Three Months Ended		% Change
	March 31,	March 31,	Three
	2010	2009	Months

Interest income	$31	$55	(44)%
Interest expense	(4)	(23)	(83)%
Other than temporary impairment of non-marketable equity securities	-	(4,585)	(100)%
Other income (expense), net	(22)	223	(110)%
Interest and other income (expense), net	$5	$(4,330)	(100)%

The decrease in interest income for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to lower investment balances.

Interest expense for the three months ended March 31, 2010 and March 31, 2009 results primarily from accretion of our accrued restructuring charge.

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

Other expense for the three months ended March 31, 2010 is primarily due to the write-off of obsolete computer equipment, while the increase in other income for the three months ended March 31, 2009 was primarily due to the $0.2 million gain on our sale of the Linux.com domain name to The Linux Foundation.

Income Taxes

	Three Months Ended		% Change
	March 31,	March 31,	Three
	2010	2009	Months
($ in thousands)
Income tax benefit	$(1)	$(64)	(98)%

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The decrease in the benefit for income taxes for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was due to the increase in pre-tax loss.  As of March 31, 2010, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2026 and 2016, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Three Months Ended March 31,
($ in thousands)	2010	2009
Net cash provided by (used in):
Continuing operations:
Operating activities	$(5,012)	$(4,203)
Investing activities	(961)	665
Financing activities	28	4
Effect of exchange rate changes on cash and cash equivalents	(2)	-
Net decrease in cash and cash equivalents	$(5,947)	$(3,534)

Our principal sources of cash as of March 31, 2010 are our existing cash, cash equivalents and investments of $32.2 million, which excludes restricted cash of $1.0 million.  Cash and cash equivalents decreased by $5.9 million at March 31, 2010 when compared to December 31, 2009.  This total decrease was primarily due to cash used to fund net operating losses and working capital requirements during the three months ended March 31, 2010.

Operating Activities

Cash used in operating activities increased by $0.8 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009  primarily due to cash used for working capital resulting from the payment of expenses incurred in our seasonal fourth quarter.

Net cash used in operating activities was $5.0 million for the three months ended March 31, 2010.  Net cash used in operating activities was primarily due to our net operating loss of $1.6 million after the effects of non-cash charges of stock-based compensation expense of $0.7 million and depreciation and amortization expense of $0.5 million. Additionally, changes in operating assets and liabilities included cash used for accounts payable of $2.1 million, accrued liabilities of $1.0 million, accrued restructuring liabilities of $0.7 million and increases in inventory of $0.2 million, offset partially by cash provided by decreases in prepaid expenses and other assets of $0.5 million. The decrease of accounts payable was primarily due to the seasonality of our e-commerce business.

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

Cash usage related to purchases of property and equipment of $1.0 million for the three months ended March 31, 2010, due primarily to partial payments for distribution equipment which is being installed at our new third-party contract-fulfillment and warehouse provider, offset in part by maturities of marketable securities of $0.1 million.

Cash provided by investing activities of $0.7 million for the three months ended March 31, 2009 related to the maturities of marketable securities of $0.6 million and $0.2 million of proceeds from the sale of Linux.com, offset in part by purchases of property and equipment of $0.1 million.

Financing Activities

Our financing activities during the three months ended March 31, 2010 and March 31, 2009 were comprised entirely of proceeds from the sale of our common stock through equity incentive plans.

Restricted Cash

As of March 31, 2010 and December 31, 2009, we had an outstanding letter of credit issued under a line of credit of $1.0 million, related to our former Fremont facility lease.  The amount related to this letter of credit is recorded as restricted cash, in the condensed consolidated balance sheet.  The $1.0 million letter of credit will expire upon completion of the lease in May 2010.

Auction Rate Securities and ARS Right

At March 31, 2010, we have $9.2 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”).  The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.  Since February 2008, auctions for ARS have failed and as a result, there are no active trading markets for the ARS; however, UBS AG (“UBS”), our investment advisor, has agreed to purchase our ARS at their par value of $10.7 million anytime during the two-year period beginning June 30, 2010 (“ARS Right”).  Consequently, we have classified these ARS as short-term investments.  UBS has also established a program which allows us to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return we receive on the underlying ARS securities.  At March 31, 2010, all of our ARS were rated AAA by at least one credit rating agency.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of March 31, 2010 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of March 31, 2010 (in thousands):

		Years ending December 31,
	Total	2010	2011 and 2012	2013 and 2014
Gross Operating Lease Obligations	$3,924	$1,448	$1,947	$529
Sublease Income	(748)	(358)	(390)	-
Net Operating Lease Obligations	3,176	1,090	1,557	529

Purchase Obligations	8,842	8,842	-	-
Total Obligations	$12,018	$9,932	$1,557	$529

In April 2010, we entered into a five year agreement with a third-party contract-fulfillment and warehouse provider to replace our existing third-party provider, effective in our third quarter ending September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal.  Some of the securities that we have invested in may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, we maintain a portfolio of cash equivalents, short-term investments and long-term investments in limited category of securities, primarily treasury money market funds and government debt securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

At March 31, 2010, we had $9.2 million of investments with a weighted average interest rate of 1.35 percent.

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors has appealed the Court's October 5, 2009 order to the Second Circuit Court of Appeals.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.    The Second Circuit Court of Appeals has not yet set a schedule for briefing on the appeals.

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

The market in which our SourceForge platform participates is becoming more competitive, and if we do not compete effectively our Media business could be harmed.

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

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods.  We are subject to the risks of relying on products manufactured outside the United States, including political unrest, trade restrictions, customs and inspections an duties, local business practice and political issues.  Additionally, significant reliance on foreign sources of productions increases the risk of issues relating to compliance with domestic or international labor standards, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

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

We are changing our third-party contract-fulfillment and warehouse provider which could adversely impact our revenue and financial results, as well as our reputation.

We have entered into an agreement with a third-party contract-fulfillment and warehouse provider.  We expect that the change will be effective in our third calendar quarter which ends on September 30, 2010.  In conjunction with this change we will incur additional costs, such as the procurement of systems, relocation of inventory to the new third-party warehouse, residual costs from maintaining two warehouses until the expiration of the Dotcom Distribution agreement in November 2010, among other costs.  This change of providers will require significant efforts by our E-commerce management, engineering and operations teams which could distract them from effectively managing the business.  If we are not able to effectively complete the transition, or do not complete the transition in a timely manner, our revenue and financial results as well as our reputation will be adversely affected.

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

From time to time, the Financial Accounting Standards Board (“FASB”) may issue updates to the FASB Accounting Standards Codification.  A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review.  The SEC has announced that they will issue a proposed a roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS“). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required in 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  Required changes in our application of accounting pronouncements could cause changes in our reported results of operations and our financial condition.

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

We used $5.0 million of cash from operating activities during the three months ended March 31, 2010, and we have historically experienced annual cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, a change in our third-party contract-fulfillment provider, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $2.8 million during the three months ended March 31, 2010, and we have an accumulated deficit of $753.1 million as of March 31, 2010.  Additionally, we expect to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year.  As of December 31, 2009 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective.  We will need to continue to evaluate, upgrade and enhance our internal controls.  Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.  We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified.  If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and/or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended March 31, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.20 to $1.57 per share and the closing sale price on March 31, 2010, the last trading day of the quarter, was $1.50 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 6. Exhibits

Exhibit No.	Description

10.1 (1)‡	FY 2010 Executive Officer Incentive Bonus Policies

10.2 ‡	Employment Offer Letter dated March 22, 2010 between Geeknet, Inc. and Matthew Sweeney, as amended.

10.3 ‡	Employment Offer Letter dated March 23, 2010 between Geeknet, Inc. and Jason L. Baird, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

‡ Denotes a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ SCOTT L. KAUFFMAN
Scott L. Kauffman
President and Chief Executive Officer

By:	/s/ PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer
Date: May 6, 2010

EXHIBIT INDEX

Exhibit No.		Description

10.1 (1) ‡	—	FY 2010 Executive Officer Incentive Bonus Policies

10.2 ‡	—	Employment Offer Letter dated March 22, 2010 between Geeknet, Inc. and Matthew Sweeney, as amended.

10.3 ‡	—	Employment Offer Letter dated March 23, 2010 between Geeknet, Inc. and Jason L. Baird, as amended.

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

‡ Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 29, 2010.