Form 10-Q
period 2010-06-30
Geeknet, Inc
filed 2010-08-05
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The Registrant had 60,635,497 shares of Common Stock, $0.001 par value per share, outstanding as of July 30, 2010.

Table of Contents

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,971	$28,943
Short-term investments	3,015	9,408
Accounts receivable, net of allowance of $0 and $0, respectively	4,694	4,299
Inventories	6,895	5,280
Prepaid expenses and other current assets	2,963	3,564
Restricted cash	-	1,000
Total current assets	42,538	52,494
Property and equipment, net	4,731	2,569
Other long-term assets	5,716	5,088
Total assets	$52,985	$60,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,919	$5,763
Deferred revenue	1,189	928
Accrued liabilities and other	2,377	3,854
Accrued restructuring liabilities	-	1,238
Total current liabilities	8,485	11,783
Other long-term liabilities	94	103
Total liabilities	8,579	11,886
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock	61	61
Treasury stock	(590)	(492)
Additional paid-in capital	800,488	798,917
Accumulated other comprehensive income	8	13
Accumulated deficit	(755,561)	(750,234)
Total stockholders’ equity	44,406	48,265
Total liabilities and stockholders’ equity	$52,985	$60,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Media revenue, including $0, $200, $0 and $400 of related party revenue, respectively	$4,751	$4,341	$9,046	$8,118
E-commerce revenue	10,558	7,444	20,942	14,038
Revenue	15,309	11,785	29,988	22,156
Cost of revenue:
Media cost of revenue	1,831	1,718	3,612	3,625
E-commerce cost of revenue	8,792	6,152	17,610	11,762
Cost of revenue	10,623	7,870	21,222	15,387
Gross margin	4,686	3,915	8,766	6,769
Operating expenses:
Sales and marketing	3,551	1,952	6,713	4,267
Research and development	1,613	2,078	3,143	3,672
General and administrative	2,049	2,244	4,173	4,349
Amortization of intangible assets	114	27	205	27
Restructuring	(101)	-	(101)	-
Total operating expenses	7,226	6,301	14,133	12,315
Loss from operations	(2,540)	(2,386)	(5,367)	(5,546)
Interest and other income (expense), net, including other than temporary impairment of non-marketable equity securities of $0, $0, $0 and $4,585, respectively	22	(1,231)	27	(5,561)
Loss before income taxes	(2,518)	(3,617)	(5,340)	(11,107)
Income tax benefit	(12)	(31)	(13)	(95)
Net loss	$(2,506)	$(3,586)	$(5,327)	$(11,012)

Net loss per share:
Basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.18)

Shares used in per share calculations:
Basic and diluted	60,288	59,916	60,209	61,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,327)	$(11,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,089	1,158
Stock-based compensation expense	1,430	1,308
Provision for bad debts	-	87
Provision for excess and obsolete inventory	14	13
Loss on sale of assets	18	1,020
Impairment of investments	-	4,585
Non-cash restructuring	(101)	-
Changes in assets and liabilities:
Accounts receivable	(395)	1,077
Inventories	(1,629)	(13)
Prepaid expenses and other assets	83	260
Accounts payable	(844)	(1,784)
Deferred revenue	261	124
Accrued restructuring liabilities	(1,137)	(1,363)
Accrued liabilities and other	(1,477)	(636)
Other long-term liabilities	(9)	23
Net cash used in operating activities	(8,024)	(5,153)
Cash flows from investing activities:
Change in restricted cash	1,000	-
Purchase of property and equipment	(3,063)	(250)
Proceeds from sales of intangible assets, net	-	172
Purchase of intangible assets	(122)	-
Maturities or sale of marketable securities	7,200	559
Business acquisitions, net of cash acquired	(1,000)	(2,613)
Net cash provided by (used in) investing activities	4,015	(2,132)
Cash flows from financing activities:
Proceeds from issuance of common stock	141	4
Repurchase of common stock	(98)	(3,127)
Net cash provided by (used in) financing activities	43	(3,123)
Effect of exchange rate changes on cash and cash equivalents	(6)	-
Net decrease in cash and cash equivalents	(3,972)	(10,408)
Cash and cash equivalents, beginning of period	28,943	40,511
Cash and cash equivalents, end of period	$24,971	$30,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

Overview
Geeknet, Inc. (“Geeknet” or the “Company”), is an online network for the global geek community which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  The Company’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge, Ohloh and freshmeat — to create, improve, compare and distribute Open Source software, on Slashdot to peer-produce and peer-moderate technology news and discussion and on Geek.com for technology news and resources.  The Company’s wholly-owned subsidiary, ThinkGeek, Inc., sells geek-themed retail products to these communities through its ThinkGeek web site.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Online Media, E-commerce, Software and Online Images businesses.  In December 2005, the Company sold its Online Images business to WebMediaBrands Inc. and in April 2007, the Company sold its Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 the Company changed its name to SourceForge, Inc. and in November 2009 changed its name to Geeknet, Inc.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and June 30, 2009 and its cash flows for the six months ended June 30, 2010 and June 30, 2009 have been made.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.     Summary of Significant Accounting Policies

Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the three and six months ended June 30, 2010 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Adopted Accounting Pronouncements
In January 2010, the FASB issued a new standard, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This standard is effective for the Company’s 2010 calendar year reporting, except for Level 3 reconciliation disclosures which are effective for the Company’s 2011 calendar year reporting. The Company has no additional disclosures arising from the adoption of this standard.

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

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of Geeknet and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At June 30, 2010, the Company owned approximately 9% of CollabNet consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

The Company had no related-party revenue from CollabNet for the three and six months ended June 30, 2010.

Related-party revenue associated with CollabNet was $0.2 million and $0.4 million for the three and six months ended June 30, 2009.

Foreign Currency Translation
The Company has wholly-owned foreign subsidiaries in the United Kingdom and Belgium.  The functional currency of these foreign subsidiaries is the local country’s currency, which is the primary currency in which the subsidiary generates and expends cash.  The Company translates the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars.  Assets and liabilities are translated at exchange rates prevailing at the financial statement date and income and expenses are translated using the average exchange rate for the period.  Gains and losses resulting from translation and the effect of exchange rate changes on intercompany transactions of a long term nature are reported in other comprehensive income as a component of stockholders’ equity.  As of June 30, 2010, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and its online web properties and with respect to international Media sales, through its subsidiary in the United Kingdom and representatives in the United Kingdom, Europe and Australia.  Revenue for the three and six months ended June 30, 2010 and June 30, 2009, respectively, was generated primarily from sales to customers in the United States.

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

Goodwill and Intangibles
Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at June 30, 2010. The Company will test goodwill and intangible assets for impairment on December 31, the last day of the Company’s fiscal year.

Goodwill and intangible assets are as follows (in thousands):

	June 30, 2010
	Gross	Accumulated	Net
	asset	amortization	asset
Goodwill	$62,291	$(60,362)	$1,929

Identified intangible assets:
Domain and trade names	6,922	(5,991)	931
Purchased technology	3,492	(2,881)	611
	10,414	(8,872)	1,542
Total goodwill and identified intangible assets	$72,705	$(69,234)	$3,471

	December 31, 2009
	Gross	Accumulated	Net
	asset	amortization	asset
Goodwill	$62,032	$(60,362)	$1,670

Identified intangible assets:
Domain and trade names	6,059	(5,946)	113
Purchased technology	3,492	(2,721)	771
	9,551	(8,667)	884
Total goodwill and identified intangible assets	$71,583	$(69,029)	$2,554

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,	Amount
2010	$332
2011	646
2012	446
2013	118
$1,542

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

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  The Company generally recognizes E-commerce revenue when products are shipped and title transfers to the customer.  The Company grants customers a limited right to return E-commerce products. No reserve for returns was recorded at June 30, 2010. The Company recorded a returns reserve of $0.3 million at December 31, 2009.

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

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  As of June 30, 2010, no customer accounted for more than 10% of the Company’s gross accounts receivable.  As of December 31, 2009, one advertising agency accounted for 10.5% of gross accounts receivable.

For the three months ended June 30, 2010 and June 30, 2009, no one customer represented more than 10% of revenue.  For the six months ended June 30, 2010, no one customer represented more than 10% of revenue while Google Inc. represented 11.1% of revenue for the six months ended June 30, 2009.

3.    Composition of Certain Balance Sheet Components

Property and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Computer and office equipment (useful lives of 2 to 4 years)	$5,672	$5,475
Furniture and fixtures (useful lives of 2 to 4 years)	226	210
Leasehold improvements (useful lives of lesser of estimated life or lease term)	126	93
Software (useful lives of 2 to 5 years)	553	390
Distribution equipment in-progress	2,624	-
Total property and equipment	9,201	6,168
Less: Accumulated depreciation and amortization	(4,470)	(3,599)
Property and equipment, net	$4,731	$2,569

Distribution equipment in-progress represents partial payments on the equipment which is being installed at the Company's new third-party contract-fulfillment and warehouse provider.  This equipment is expected to be placed in service prior to September 30, 2010 at a total cost of $3.3 million.

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Equity investment	$1,979	$1,979
Goodwill	1,929	1,670
Intangible assets, net	1,542	884
Other	266	555
Other long-term assets	$5,716	$5,088

Accrued liabilities and other consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Accrued employee compensation and benefits	$1,943	$2,386
Other accrued liabilities	434	1,468
Accrued liabilities and other	$2,377	$3,854

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other comprehensive gain or loss in stockholders’ equity or other income in the statement of operations.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2010			December 31, 2009
			Estimated			Estimated
	Adjusted Cost	Unrealized Loss	Fair Value	Adjusted Cost	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$3,263	$-	$3,263	$6,000	$-	$6,000
Money market funds	21,708	-	21,708	22,943	-	22,943
Total cash and cash equivalents	$24,971	$-	$24,971	$28,943	$-	$28,943

Short-term investments:
Corporate securities	8	-	8	8	-	8
Government securities	3,550	(543)	3,007	10,750	(1,350)	9,400
Total short-term investments	$3,558	$(543)	$3,015	$10,758	$(1,350)	$9,408

Restricted cash	$-	$-	$-	$1,000	$-	$1,000

On June 30, 2010, the Company exercised its right to require UBS AG (“UBS”) to repurchase its Auction Rate Securities at par value ("ARS Right").  The transaction settled on July 1, 2010 and the sales proceeds of $0.5 million are reflected in other current assets.   In conjunction with the completion of the Company's facility lease in May 2010, the associated letter of credit was canceled and the cash restriction was released.

5. Fair Value Measurements

  The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$21,708	$-	$-	$21,708
Corporate debt	-	-	8	8
Municipal bonds	-	-	3,007	3,007

Total	$21,708	$-	$3,015	$24,723

Amounts included in:
Cash and cash equivalents	$21,708	$-	$-	$21,708
Short-term investments	-	-	3,015	3,015

Total	$21,708	$-	$3,015	$24,723

  Level 3 assets consist primarily of municipal bonds with an auction reset feature (“auction-rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds tied to short-term interest rates.  At June 30, 2010, all of the Company’s ARS were rated AAA, the highest credit rating, by at least one rating agency.  On June 30, 2010, the Company exercised its right to sell at par value, auction-rate securities with a par value of $3.6 million to UBS.  The transaction settled on July 1, 2010.

  The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
	ARS	ARS Right	Other
Balance at December 31, 2009	$9,400	$1,350	$8
Gain on other current assets	-	(807)	-
Loss on investments	807	-	-
Sales/Maturities	(7,200)	(543)	-

Balance at June 30, 2010	$3,007	$-	$8

6.  Restructuring Costs

  In October 2007, the Company relocated its corporate headquarters to Mountain View, California.  In conjunction with this relocation, the Company recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of its Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce its general and administrative overhead costs. In May 2010, the Company completed its payments under the facility lease.  The $0.1 million restructuring gain during the three months ended June 30, 2010 relates primarily to proceeds from the sale of office furniture at the facility.  In conjunction with the completion of the lease, the $1 million letter of credit was cancelled and the cash restriction was removed.

  Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Restructuring Charges	Balance at End of Period

For the six months ended June 30, 2010	$1,238	$(1,141)	$4	$(101)	$-

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

  The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(2,506)	$(3,586)	$(5,327)	$(11,012)

Weighted average shares - basic and diluted	60,288	59,916	60,209	61,618

Net loss per share:
Basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.18)

  The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Anti-dilutive securities:
Options to purchase common stock	6,126	6,181	5,475	6,267
Unvested restricted stock purchase rights	16	402	164	702
Total	6,142	6,583	5,639	6,969

8.  Comprehensive Loss

  Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.  The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,506)	$(3,586)	$(5,327)	$(11,012)
Unrealized gain on marketable securities and investments	-	-	-	4
Foreign currency translation loss	(4)	-	(6)	-
Comprehensive loss	$(2,510)	$(3,586)	$(5,333)	$(11,008)

9.  Stockholders’ Equity and Stock-Based Compensation

  Stock option plans
  In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At June 30, 2010, a total of 1,476,665 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

The following table summarizes option and restricted stock purchase rights activities from December 31, 2008 through June 30, 2010:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91	6.27	$611
Granted	(1,977,050)	49,000	1,879,050	$1.21
Exercised	-	-	(205,196)	$1.26
Restricted stock released	-	(426,505)	-	$-
Restricted stock repurchased	153,332	(76,666)	-	$-
Cancelled	3,027,628	-	(3,067,462)	$3.92

Balance at December 31, 2009	3,109,635	412,493	7,257,213	$2.09	7.58	$1,291
Granted	(2,122,750)	74,000	1,974,750	$1.51
Exercised	-	-	(118,237)	$1.19
Restricted stock released	-	(260,331)	-	$-
Restricted stock repurchased	5,000	(2,500)	-	$-
Cancelled	484,780	-	(513,202)	$4.73

Balance at June 30, 2010	1,476,665	223,662	8,600,524	$1.81	7.71	$1,446
Exercisable at June 30, 2010			3,843,267	$2.54	6.06	$539

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Included in cost of revenue:
Media cost of revenue	$44	$68	$99	$118
E-commerce cost of revenue	32	19	58	36
Total included in cost of revenue	76	87	157	154
Included in operating expenses:
Sales and marketing	202	107	350	261
Research and development	110	94	185	164
General and administrative	363	339	738	729
Total included in operating expenses	675	540	1,273	1,154

Total stock-based compensation expense	$751	$627	$1,430	$1,308

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three and six months ended June 30, 2010 and June 30, 2009 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (years)	5.90	5.81	5.89	5.80
Risk-free interest rate	2.77%	2.96%	2.76%	2.89%
Volatility	62.7%	68.9%	62.8%	68.4%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.90	$0.80	$0.89	$0.78

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 and June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

10.  Acquisitions

Geek.com
In May 2010, the Company acquired the Geek.com web site for $1.0 million in cash.  Geek.com is an online technology resource and community for technology enthusiasts and professionals.  Geek.com is an important addition to the Geeknet network of owned and operated web sites. It expands traffic and provides a platform to penetrate Geeknet's mainstream consumer advertising categories. Adding Geek.com to the Geeknet network further demonstrates the Company's commitment to the global geek community.

The Company has allocated the $1.0 million purchase price to the intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values was recorded as goodwill. In determining the purchase price, the Company considered the audience and traffic patterns of Geek.com and the opportunity for the Company to monetize Geek.com through its direct and indirect sales channels as well as through its E-commerce business.

The fair values assigned to intangible assets acquired are based on management estimates and assumptions, including third-party valuations that utilize established valuation techniques appropriate for internet domains and web sites.  The fair value of the domain name and web site was estimated by applying the cost approach.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.  Key assumptions include the estimated costs to develop the web site.  The purchase price has been allocated as follows (in thousands):

Identified intangible assets	$746
Goodwill	254
$1,000

The identified intangible assets are comprised of Geek.com's domain name and have a useful life of three years.

Geek.com’s revenue and earnings included in the Company’s consolidated statement of operations for the six months ended June 30, 2010, and the revenue and net loss of the combined entity had the acquisition date been January 1, 2009 or January 1, 2010 are as follows (in thousands):

	Revenue	Net income (loss)
Actual from May 12, 2010 to June 30, 2010	$34	$1

Supplemental pro forma:
January 1, 2010 to June 30, 2010	30,085	(5,314)
January 1, 2009 to December 31, 2009	65,891	14,139

Ohloh Corporation
In June 2009, the Company acquired 100% of Ohloh Corporation (“Ohloh”) for $2.6 million in cash.  Visitors to Ohloh's web site, Ohloh.net, supply data regarding open source projects and developers.  Ohloh augments this user-contributed data with data gleaned from its web-crawling technology.  The Company utilizes Ohloh's database of open source software and developers to enhance its understanding of the Open Source Software (“OSS”) community and generate additional revenue from advertisers who utilize Ohloh’s data to reach their desired audience.  The acquisition of Ohloh enhances the Company’s position in and reach into the OSS community.

The Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.  The excess purchase price over those fair values was recorded as goodwill.  The acquisition provided the Company with a web crawling technology, including the data collected, its team of engineers and equipment to operate the business.  The Company believed that the data gathered by Ohloh enhances its position as a leading OSS company and provides valuable insights into the markets its customers are targeting.  The Company also believed that there was a market to sell the data generated by the technology.  These opportunities were significant contributing factors to the establishment of the purchase price.

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

The Company’s Media segment consists of web sites serving technology professionals and technology enthusiasts and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to these communities and general consumers.  The Company’s websites that comprise the Media segment include: SourceForge, Slashdot, Geek.com, Ohloh and freshmeat.

(in thousands)	Media	E-commerce	Total Company
Three Months Ended June 30, 2010
Revenue from external customers	$4,751	$10,558	$15,309
Cost of revenue	$1,831	$8,792	$10,623
Gross margin	$2,920	$1,766	$4,686
Loss from operations	$(1,836)	$(704)	$(2,540)
Depreciation and amortization	$500	$61	$561
Three Months Ended June 30, 2009
Revenue from external customers	$4,341	$7,444	$11,785
Cost of revenue	$1,718	$6,152	$7,870
Gross margin	$2,623	$1,292	$3,915
Income (loss) from operations	$(2,447)	$61	$(2,386)
Depreciation and amortization	$522	$33	$555
Six Months Ended June 30, 2010
Revenue from external customers	$9,046	$20,942	$29,988
Cost of revenue	$3,612	$17,610	$21,222
Gross margin	$5,434	$3,332	$8,766
Loss from operations	$(4,134)	$(1,233)	$(5,367)
Depreciation and amortization	$970	$119	$1,089
Six Months Ended June 30, 2009
Revenue from external customers	$8,118	$14,038	$22,156
Cost of revenue	$3,625	$11,762	$15,387
Gross margin	$4,493	$2,276	$6,769
Loss from operations	$(5,432)	$(114)	$(5,546)
Depreciation and amortization	$1,095	$63	$1,158

During the time period covered by the table above, the Company marketed its Media products in the United States through its direct sales force, its E-commerce products through its online web site and with respect to international Media sales, through its subsidiary in the United Kingdom and representatives based in the United Kingdom, Europe and Australia.

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors has appealed the Court's October 5, 2009 order to the Second Circuit of Court Appeals.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously. The Second Circuit Court of Appeals has not yet a schedule for briefing on the appeals.

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

13.  Guarantees and Indemnifications

The following is a summary of the Company’s agreements, including Indirect Guarantees of Indebtedness of Others, some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2010.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010.

14.  Subsequent Event

On August 3, 2010, the Board of Directors approved a 1:10 reverse stock split of the Company's common stock.  This stock split is subject to stockholder approval.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; and sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; our ability to attract and retain highly qualified personnel; our investment in our brand recognition and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; timing of charges related to our new third party contract-fulfillment and warehouse provider; and sufficiency of our cash resources and investments to meet our operating and working capital requirements and to make any share repurchases.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2010 as compared to what was previously disclosed in Management’s Discussion and Analysis of  Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are an online network for the global geek community which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  Our sites include: SourceForge, Slashdot, ThinkGeek, Geek.com, Ohloh and freshmeat.  We provide our audience with content, culture, connections and commerce.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue Media, E-commerce, Software and Online Images businesses.  In December 2005, we sold our Online Images business to WebMediaBrands Inc. and in April 2007, we sold our Software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 we changed our name to SourceForge, Inc.  In June 2009, we acquired Ohloh Corporation, a directory of open source projects and developers and in November 2009, we changed our name to Geeknet, Inc.  In May 2010, we acquired Geek.com, an online information resource and community for technology enthusiasts and professionals.

Our business consists of two operating segments:  Media and E-commerce.  Our Media segment is comprised of a network of web sites targeted at the global geek community.  Our audience of technology professionals and technology enthusiasts relies on our web sites — SourceForge, Ohloh and freshmeat — to create, improve, compare and distribute Open Source software, on Slashdot to peer-produce and peer-moderate technology news and discussion and on Geek.com for technology news and resources.  Our E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site.

Our Media revenue is derived primarily from advertising products delivered on our web properties.  The strategy for our Media business is to increase our awareness, improve our sites and capture, analyze and draw insights from our data.  We are investing in awareness by targeting the media community, who are the primary buyers for our advertising services.  We believe this investment will improve our brand recognition in the marketing and advertising communities.  We continue to invest in our web properties, primarily SourceForge where we launched a more modern platform in July 2009.  In order to offer more software to our visitors, in April 2010, we launched our new Download service on SourceForge.  Downloads have always been a part of SourceForge.  They generate a significant amount of traffic and allow us to target highly relevant advertisements at visitors who visit SourceForge to download software.  The new Download service is intended to be more appealing to a broader group of free, open source projects.  We also improved our project statistics system, to provide additional information to the engineers who write open source software and use these statistics to develop enhancements to projects.  In July 2010, we launched a series of improvements to our platform for developers of Open Source projects.  These improvements provide a completely redesigned set of tools, including an issue tracker, wiki, source code management, and discussion system. This updated forge also offers flexibility by allowing developers to integrate and use third party tools directly on the platform.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended
	June 30, 2010	June 30, 2009

Unique Visitors per Month (in thousands) (1)(2)	38,868	35,109
Visits per Unique Visitor per Month	1.8	1.7
Visits per Month (in thousands) (2)	68,740	60,101
Pages per Visit	2.3	2.4
Page Views per Month (in thousands) (2)	158,697	144,375

Revenue per Thousand Pages (RPM)	$9.98	$10.02
Revenue per User (RPU) (3)	$0.49	$0.49

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

Media companies have historically reported page views as a metric seeking to measure users’ level of engagement.  A web technology, known as asynchronous JavaScript and XML (“AJAX”) allows users to browse web sites without loading a new page, page views have generally declined for the same, or even higher, level of activity.  We have begun to implement this technology, and as we increase our adoption and change our sites to continue to make them easier to use and more accessible, we may experience associated fluctuations in page views.  As the measures of engagement utilized by media companies evolve to include elements such as time spent per visit or number of visits per month in addition to or in lieu of page views, we expect that our reported metrics may also evolve.  In addition, as we modernize and insert more intelligence into our web properties to enhance the user experience, we remove pages from the user flow which decreases page views.

Our E-commerce business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site.  We have recently increased the pace at which we launch new products and target the launch of at least one new product each business day.  We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We also publish and communicate with our customers and followers using Twitter (twitter.com/thinkgeek) and Facebook (facebook.com/thinkgeek).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated Statements of Operations Data:
Media revenue	31.0%	36.8%	30.2%	36.6%
E-commerce revenue	69.0	63.2	69.8	63.4
Revenue	100.0%	100.0%	100.0%	100.0%
Media cost of revenue	12.0	14.6	12.0	16.4
E-commerce cost of revenue	57.4	52.2	58.7	53.0
Cost of revenue	69.4	66.8	70.7	69.4
Gross margin	30.6	33.2	29.3	30.6
Operating expenses:
Sales and marketing	23.2	16.6	22.4	19.3
Research and development	10.5	17.6	10.5	16.6
General and administrative	13.4	19.0	13.9	19.6
Amortization of intangible assets	0.7	0.2	0.7	0.1
Restructuring costs	(0.7)	-	(0.3)	-
Total operating expenses	47.1	53.4	47.2	55.6
Loss from operations	(16.5)	(20.2)	(17.9)	(25.0)
Interest and other income (expense), net	0.1	(10.5)	0.1	(25.1)
Loss before income taxes	(16.4)	(30.7)	(17.8)	(50.1)
Income tax benefit	(0.1)	(0.3)	-	(0.4)
Net loss	(16.3)%	(30.4)%	(17.8)%	(49.7)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Six Months Ended		% Change
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	Three Months	% Change Six Months
($ in thousands)
Media revenue	$4,751	$4,341	$9,046	$8,118	9%	11%
E-commerce revenue	10,558	7,444	20,942	14,038	42%	49%
Revenue	$15,309	$11,785	$29,988	$22,156	30%	35%

Sales for the three and six months ended June 30, 2010 and June 30, 2009 were primarily to customers located in the United States of America.

For the three months ended June 30, 2010 and June 30, 2009, no one customer represented more than 10% of revenue.  For the six months ended June 30, 2010, no one customer represented more than 10% of revenue while Google Inc. represented 11.1% of revenue for the six months ended June 30, 2009.

Revenue by Segment

 Media Revenue
	Three Months Ended		Six Months Ended		% Change
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	Three Months	% Change Six Months
($ in thousands)
Direct sales	$3,363	$3,030	$6,452	$5,255	11%	23%
Ad Networks	1,029	1,075	1,991	2,434	(4)%	(18)%
Other	359	236	603	429	52%	41%
Media revenue	$4,751	$4,341	$9,046	$8,118	9%	11%

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

Direct sales revenue for the three months ended June 30, 2010 increased $0.3 million as compared with the three months ended June 30, 2009.  The increase was primarily due to increases in revenue of $1.0 million from customers who increased their advertising levels during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 and $0.6 million from customers who did not advertise in the three months ended June 30, 2009, offset in part by a $1.3 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the three months ended June 30, 2010.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  The increase in Other revenue during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to an increase in revenue from our international resellers.

Direct sales revenue for the six months ended June 30, 2010 increased $1.2 million as compared with the six months ended June 30, 2009.  The increase was primarily due to increases in revenue of $2.7 million from customers who increased their advertising levels during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 and $0.6 million from customers who did not advertise in the six months ended June 30, 2009, offset in part by a $2.1 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the six months ended June 30, 2010.  The decrease in Ad Networks revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was due to decreased revenue from Google primarily due to a decrease in the number of ad units we made available to Google.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  The increase in Other revenue during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to an increase in revenue from our international resellers.

The demand for traditional online advertising, which are those advertising units defined by The Interactive Advertising Bureau, is not growing at a rate sufficient to meet our revenue growth plans.  We have supplemented this traditional online advertising by introducing higher-priced premium advertising products.  We believe that in order to grow revenue, we must continue to focus on creating new and innovative advertising products.

E-commerce Revenue

	Three Months Ended		Six Months Ended		% Change Three Months	% Change Six Months
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

E-commerce revenue (in thousands)	$10,558	$7,444	$20,942	$14,038	42%	49%
Percentage of total revenue	69%	63%	70%	63%
Number of orders shipped	178,833	124,776	363,380	240,562	43%	51%
Average order size (in dollars)	$63	$63	$62	$62	0%	0%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The increase in E-commerce revenue during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a 43% increase in the number of shipments year-over-year.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

The increase in E-commerce revenue during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to a 51% increase in the number of shipments year-over-year.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	Three Months	% Change Six Months
Cost of revenue	$10,623	$7,870	$21,222	$15,387	35%	38%
Gross margin	4,686	3,915	8,766	6,769	20%	30%
Gross margin %	31%	33%	29%	31%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our E-commerce business.

Gross margins declined for both the three and six months ended June 30, 2010 as compared with the three and six months ended June 30, 2009, primarily due to the revenue mix between Media and E-commerce revenue.  E-commerce revenue has significantly lower gross margins than Media revenue.

Cost of Revenue/Gross Margin by Segment

Media Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	Three Months	% Change Six Months
Media cost of revenue	$1,831	$1,718	$3,612	$3,625	7%	0%
Media gross margin	2,920	2,623	5,434	4,493	11%	21%
Media gross margin %	61%	60%	60%	55%
Headcount	18	19	18	19

 Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.

The increase in Media gross margin percentages for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily driven by the increased Media revenue, offset in part by increased cost of revenue, primarily due to increased co-location costs and personnel costs.

The increase in Media gross margin percentages for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily driven by increased Media revenue.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended		% Change Three Months
($ in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009		% Change Six Months
E-commerce cost of revenue	$8,792	$6,152	$17,610	$11,762	43%	50%
E-commerce gross margin	1,766	1,292	3,332	2,276	37%	46%
E-commerce gross margin %	17%	17%	16%	16%
Headcount	27	24	27	24

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.  E-commerce gross margin percentages remained essentially flat for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.

The increase in E-commerce cost of revenue during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to increases in product costs of $1.4 million, shipping and fulfillment costs of $0.8 million and operating costs of $0.4 million.

The increase in E-commerce cost of revenue during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to increases in product costs of $3.3 million, shipping and fulfillment costs of $1.8 million and operating costs of $0.8 million.

The increase in product, shipping and fulfillment costs was due to an increase in revenue.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products.

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

	Three Months Ended		Six Months Ended		% Change Three Months	% Change Six Months
($ in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Media S&M	$2,364	$1,548	$4,664	$3,466	53%	35%
E-commerce S&M	1,187	404	2,049	801	194%	156%
Sales and marketing	$3,551	$1,952	$6,713	$4,267	82%	57%
Percentage of total revenue	23%	17%	22%	19%
Headcount	33	25	33	25

The increase in S&M expenses in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to an increase in headcount and related expenses of $0.9 million, an increase in discretionary marketing expenses of $0.5 million and an increase in credit card fees of $0.1 million.  The increase in headcount was primarily due to an increase in E-commerce headcount of 8 heads as well as the transfer of 3 Media R&D heads into our product marketing group earlier in 2010 and severance costs of $0.2 million related to a reorganization of our Media sales and product marketing team.  The increase in discretionary expenses was primarily due to increased E-commerce direct mail and online marketing expenses and Media market research and trade show event expenses.

The increase in S&M expenses in the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to an increase in headcount and related expenses of $1.5 million, an increase in discretionary marketing expenses of $0.8 million and an increase in credit card fees of $0.1 million.  The increase in headcount was primarily due to an increase in E-commerce headcount of 8 heads and the transfer of 3 Media R&D heads into our product marketing group earlier in 2010.  The increase in discretionary expenses was due to increased E-commerce direct mail and online marketing expenses, expenses associated with our name branding and Media market research and events.

We expect future S&M expenses to increase in absolute dollars as we continue to expand our discretionary marketing, programs, primarily for our E-commerce business.  In addition, credit card processing expenses for our E-commerce business will increase due to increased revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Media segment.  We expense all of our R&D costs as they are incurred.

	Three Months Ended		Six Months Ended		% Change Three Months	% Change Six Months
($ in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Media R&D	$1,285	$1,948	$2,493	$3,416	(34)%	(27)%
E-commerce R&D	328	130	650	256	152%	154%
Research and development	$1,613	$2,078	$3,143	$3,672	(22)%	(14)%
Percentage of total revenue	11%	18%	10%	17%
Headcount	29	43	29	43

R&D expense decreased by $0.5 million in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.  The decrease in R&D expenses primarily was due to lower personnel and related costs and lower consulting costs.  Personnel and related costs decreased due to a decrease of 17 heads in Media, including 3 of our R&D personnel who assumed positions in product marketing, offset in part by an increase of 3 heads in E-commerce.  The decrease in consulting costs is due to expenses incurred in the redesign of our SourceForge.net platform, which was released in July 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Six Months Ended		% Change Three Months	% Change Six Months
($ in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
General and administrative	$2,049	$2,244	$4,173	$4,349	(9)%	(4)%
Percentage of total revenue	13%	19%	14%	20%
Headcount	20	21	20	21

G&A expenses decreased by $0.2 million during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 primarily due to decreases in legal and accounting fees, resulting from our fiscal year change in 2009.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  In conjunction with this relocation, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of this business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  In May 2010, we completed our payments under the facility lease.  The $0.1 million restructuring gain in the three months ended June 30, 2010 relates primarily to proceeds from the sale of office furniture at the facility.  In conjunction with our completion of the lease, the $1 million letter of credit was cancelled and the cash restriction was removed.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Restructuring Charges	Balance at End of Period

For the six months ended June 30, 2010	$1,238	$(1,141)	$4	$(101)	$-

Interest and other income (expense), net

Below is a summary of Interest and other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended		% Change Three Months	% Change Six Months
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest income	$29	$34	$60	$88	(15)%	(32)%
Interest expense	(1)	(19)	(5)	(41)	(95)%	(88)%
Other than temporary impairment of non-marketable equity securities	-	-	-	(4,585)	*	(100)%
Loss on disposal of asset	-	(1,246)	-	(1,246)	(100)%	(100)%
Other income (expense), net	(6)	-	(28)	223	*	(113)%
Interest and other income (expense), net	$22	$(1,231)	$27	$(5,561)	(102)%	(100)%

    * – Not meaningful

The decrease in interest income for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, was primarily due to lower investment balances.

Interest expense for the three and six months ended June 30, 2010 and June 30, 2009 results primarily from accretion of our accrued restructuring charge.

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

Loss on disposal of asset is due to our deprecation of the Marketplace platform from the SourceForge.net platform during the three months ended June 30. 2010.

Other income (expense), net for the three and six months ended June 30, 2010 is primarily due to the write-off of obsolete computer equipment, while other income (expense) net for the six months ended June 30, 2009 is primarily due to the $0.2 million gain on our sale of the Linux.com domain name to The Linux Foundation.

Income Taxes

	Three Months Ended		Six Months Ended		% Change Three Months
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009		% Change Six Months
($ in thousands)
Income tax benefit	$(12)	$(31)	$(13)	$(95)	(61)%	(86)%

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The decrease in the benefit for income taxes for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, was due to the increase in pre-tax loss.  As of June 30, 2010, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2029 and 2019, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Six Months Ended June 30,
($ in thousands)	2010	2009
Net cash provided by (used in):
Continuing operations:
Operating activities	$(8,024)	$(5,153)
Investing activities	4,015	(2,132)
Financing activities	43	(3,123)
Effect of exchange rate changes on cash and cash equivalents	(6)	-
Net decrease in cash and cash equivalents	$(3,972)	$(10,408)

Our principal sources of cash as of June 30, 2010 are our existing cash, cash equivalents and investments of $28.0 million.  Cash and cash equivalents decreased by $4.0 million at June 30, 2010 when compared to December 31, 2009.  This total decrease during the six months ended June 30, 2010 was primarily due to cash used to fund net operating losses and working capital requirements, as well as the purchase of $3.2 million of equipment and intangible assets and the $1.0 million acquisition of Geek.com., offset in part by the proceeds from the sale of auction rate securities of $7.2 million and the release of  restricted cash of $1.0 million.

Operating Activities

Cash used in operating activities increased by $2.9 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to cash used for working capital resulting from increases in inventory of $1.6 million and a cash used for accounts receivable of $1.5 million.

Net cash used in operating activities was $8.0 million for the six months ended June 30, 2010.  Net cash used in operating activities was primarily due to our net operating loss of $2.9 million after the effects of non-cash charges of stock-based compensation expense of $1.4 million, depreciation and amortization expense of $1.1 million and restructuring expense of $0.1 million. Additionally, changes in operating assets and liabilities included cash used for accounts payable of $0.8 million, accrued liabilities of $1.5 million, accrued restructuring liabilities of $1.1 million, increase in accounts receivable of $0.4 million and increases in inventory of $1.6 million, offset partially by cash provided by decreases in deferred revenue of $0.3 million. The decrease of accounts payable was primarily due to the seasonality of our e-commerce business.

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2009.  Net cash used in operating activities was primarily due to our net operating loss of $2.9 million after the effects of non-cash impairment charge of $4.6 million, stock-based compensation of $1.3 million, depreciation expense of $1.2 million, the gain on our sale of the Linux.com domain name to The Linux Foundation of $0.2 million and a loss on disposal of assets, of $1.2 million, related to the depreciation of the Marketplace platform from the SourceForge.net platform.  Additionally, changes in operating assets and liabilities included cash used for accounts payable of $1.8 million, and accrued restructuring liabilities of $1.4 million, offset partially by cash provided by decreases in accounts receivable of $1.0 million.  The decrease of accounts payable was primarily due to the seasonality of our e-commerce business and the decrease in accounts receivable is primarily due to the decline of Online Media revenue.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, and purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2010 is comprised of the sale of $7.2 million of auction rate securities to UBS AG (“UBS”) at par value and a $1.0 million reduction in restricted cash resulting from the conclusion of our former corporate headquarter lease in Fremont, California, offset in part by $3.1 million for the purchase of property and equipment, primarily due to payments for distribution equipment which is being installed at our new third-party contract-fulfillment and warehouse provider, and $1.0 million for the acquisition of Geek.com.

Cash usage for the six months ended June 30, 2009 included $2.6 million for the acquisition of Ohloh and $0.2 million for the purchase of property and equipment, offset in part by proceeds from the sale of Linux.com of $0.2 million and maturities of marketable securities of $0.6 million.

Financing Activities

Our financing activities during the six months ended June 30, 2010 were comprised primarily of proceeds from the sale of our common stock through equity incentive plans.

Our financing activities during the six months ended June 30, 2009 were primarily comprised of cash used to repurchase shares of our common stock under the repurchase program which ended in October 2009, offset in part by proceeds from the sale of our common stock through equity incentive plans.

Restricted Cash

We have no restricted cash at June 30, 2010, as the $1.0 million letter of credit expired upon completion of our former corporate headquarter lease in Fremont, California in May 2010.

Auction Rate Securities and ARS Right

At June 30, 2010, we have $3.0 million of municipal bond investments with an auction reset feature (“auction-rate securities” or “ARS”).  The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.  On June 30, 2010, we exercised our right to sell, at par value, auction-rate securities with a par value of $3.6 million, to UBS.  The transaction settled on July 1, 2010.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of June 30, 2010 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of June 30, 2010 (in thousands):

		Years ending December 31,
	Total	2010	2011 and 2012	2013 and 2014
Gross Operating Lease Obligations	$3,664	$1,188	$1,947	$529
Sublease Income	(502)	(112)	(390)	-
Net Operating Lease Obligations	3,162	1,076	1,557	529

Purchase Obligations	9,254	9,254	-	-
Total Obligations	$12,416	$10,330	$1,557	$529

In April 2010, we entered into a five year agreement with a third-party contract-fulfillment and warehouse provider to replace our existing third-party provider, which will be effective in our third quarter ending September 30, 2010.

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

Subsequent Events

On August 3, 2010, our Board of Directors approved a 1:10 reverse stock split  of our common stock.  This stock split is subject to stockholder approval.

On August 4, 2010, Scott L. Kauffman resigned as our President and Chief Executive Officer. Ken Langone, our Chairman of the Board of Directors, has been appointed as the Executive Chairman and Interim CEO.

We have applied to the Nasdaq Global Market to change our ticker symbol to GKNT.  This change is expected to be effective on August 5, 2010.

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

At June 30, 2010, we had $3.0 million of investments with a weighted average interest rate of 1.39 percent.

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

We have recently hired two salespeople in London to manage our sales efforts outside the United States.  We also have agreements with representatives to sell our international inventory in Europe and Australia and may enter into agreements with additional or different firms to sell our international advertising impressions.  As we expand into these new international markets, we have limited experience in marketing our products and services in such markets.  We rely on the efforts and abilities of our employee and representatives in such markets.  Certain international markets may be slower than domestic markets in the development and adoption of online advertising programs and as a result our offerings in international markets may not develop at a rate that supports our level of investment.

If our Media business fails to deliver innovative programs and products, we may not be able to attract and retain advertisers, which will adversely affect our financial results.

Our advertisers continually seek new and innovative advertising products on which to spend their advertising budgets.  In order to grow our direct sales revenue, we will need to introduce new and innovative advertising products and programs which appeal to these advertisers.  The successful development and production of such advertising products or programs is subject to numerous uncertainties, including our ability to:

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

Our E-commerce business’s ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on a third-party contract-fulfillment and warehouse provider.  We currently utilize the services of Dotcom Distribution, Inc. (“Dotcom Distribution”), located in Edison, New Jersey.   In April 2010, we entered into an agreement with a new third-party contract-fulfillment and warehouse provider.  We expect to start shipping product from this provider in our third calendar quarter which ends on September 30, 2010.  In conjunction with this change we will incur additional costs, including systems costs, costs to relocate inventory to the new provider and costs resulting from maintaining two warehouses until the expiration of the Dotcom Distribution agreement in November 2010.  This change of providers will require significant efforts by our E-commerce management's engineering and operations teams which could distract them from effectively managing the business.  If we are not able to effectively complete the transition, or do not complete the transition in a timely manner, our revenue and financial results will be adversely affected and our reputation will be seriously harmed.

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

We used $8.0 million of cash from operating activities during the six months ended June 30, 2010, and we have historically experienced annual cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising and/or E-commerce spending, a change in our third-party contract-fulfillment provider, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $5.3 million during the six months ended June 30, 2010, and we have an accumulated deficit of $755.6 million as of June 30, 2010.  Additionally, we may incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

We derive a significant portion of our revenue from E-commerce, for which we compete with other E-commerce companies as well as traditional brick and mortar retailers. Increases in shipping costs or the taxation of Internet commerce may make our products uncompetitive when compared with traditional “brick and mortar” retailers. We may fail to compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended June 30, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.24 to $1.61 per share and the closing sale price on June 30, 2010, the last trading day of the quarter, was $1.24 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended June 30, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
April 1, 2010 to April 30, 2010	-	$-
May 1, 2010 to May 31, 2010	-	$-
June 1, 2010 to June 30, 2010	71,182	$1.38

Total	71,182	$1.38

(1)  Represent shares repurchased to satisfy tax withholding obligations arising on the vesting of shares of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/	SCOTT L. KAUFFMAN
Scott L. Kauffman
President and Chief Executive Officer

By:	/s/	PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer
Date: August 4, 2010

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