Form 10-Q
period 2010-09-30
Geeknet, Inc
filed 2010-11-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant had 62,452,382 shares of Common Stock, $0.001 par value per share, outstanding as of October 29, 2010.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,975	$28,943
Short-term investments	8	9,408
Accounts receivable, net of allowance of $0 and $0, respectively	3,865	4,299
Inventories	16,222	5,280
Prepaid expenses and other current assets	5,537	3,564
Restricted cash	-	1,000
Total current assets	43,607	52,494
Property and equipment, net	4,948	2,569
Other long-term assets	5,956	5,088
Total assets	$54,511	$60,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,101	$5,763
Deferred revenue	1,539	928
Accrued liabilities and other	2,612	3,854
Accrued restructuring liabilities	-	1,238
Total current liabilities	13,252	11,783
Other long-term liabilities	89	103
Total liabilities	13,341	11,886
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock	61	61
Treasury stock	(610)	(492)
Additional paid-in capital	801,120	798,917
Accumulated other comprehensive income	10	13
Accumulated deficit	(759,411)	(750,234)
Total stockholders’ equity	41,170	48,265
Total liabilities and stockholders’ equity	$54,511	$60,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Media revenue, including $0, $145, $0 and $545 of related party revenue, respectively	$4,067	$3,683	$13,113	$11,801
E-commerce revenue	10,646	7,104	31,588	21,142
Revenue	14,713	10,787	44,701	32,943
Cost of revenue:
Media cost of revenue	1,774	1,630	5,386	5,255
E-commerce cost of revenue	10,178	6,053	27,788	17,815
Cost of revenue	11,952	7,683	33,174	23,070
Gross margin	2,761	3,104	11,527	9,873
Operating expenses:
Sales and marketing	3,329	3,201	10,042	7,468
Research and development	1,635	2,144	4,778	5,816
General and administrative	2,942	2,238	7,115	6,587
Amortization of intangible assets	163	83	368	110
(Gain) loss on sale of assets	(1,409)	-	(1,391)	1,020
Restructuring	-	-	(101)	-
Total operating expenses	6,660	7,666	20,811	21,001
Loss from operations	(3,899)	(4,562)	(9,284)	(11,128)
Interest and other income (expense), net, including other than temporary impairment of non-marketable equity securities of $0, $0, $0 and $4,585, respectively	(2)	18	43	(4,523)
Loss before income taxes	(3,901)	(4,544)	(9,241)	(15,651)
Income tax benefit	(51)	(7)	(64)	(102)
Net loss	$(3,850)	$(4,537)	$(9,177)	$(15,549)

Net loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.25)

Shares used in per share calculations:
Basic and diluted	60,464	59,909	60,295	61,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(9,177)	$(15,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765	1,637
Stock-based compensation expense	1,951	2,009
Provision for bad debts	-	97
Provision for excess and obsolete inventory	57	34
(Gain) Loss on sale of assets	(1,391)	1,020
Impairment of investments	-	4,585
Changes in assets and liabilities:
Accounts receivable	434	1,235
Inventories	(10,999)	(1,638)
Prepaid expenses and other assets	(2,452)	(841)
Accounts payable	3,338	(16)
Deferred revenue	611	179
Accrued liabilities and other	(1,248)	(412)
Accrued restructuring liabilities	(1,238)	(2,089)
Other long-term liabilities	(14)	28
Net cash used in operating activities	(18,363)	(9,721)
Cash flows from investing activities:
Change in restricted cash	1,000	-
Purchase of property and equipment	(3,860)	(738)
Maturities or sale of marketable securities	10,207	559
Business acquisitions, net of cash acquired	(1,000)	(2,613)
Proceeds from sales of intangible assets, net	1,040	172
Purchase of intangible assets	(122)	(106)
Net cash provided by (used in) investing activities	7,265	(2,726)
Cash flows from financing activities:
Proceeds from issuance of common stock	252	259
Repurchase of common stock	(118)	(3,195)
Net cash provided by (used in) financing activities	134	(2,936)
Effect of exchange rate changes on cash and cash equivalents	(4)	-
Net decrease in cash and cash equivalents	(10,968)	(15,383)
Cash and cash equivalents, beginning of period	28,943	40,511
Cash and cash equivalents, end of period	$17,975	$25,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Overview
Geeknet, Inc. (“Geeknet” or the “Company”), is an online network for the global geek community which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  The Company’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge, and freshmeat — to create, improve, compare and distribute Open Source software, on Slashdot to peer-produce and peer-moderate technology news and discussion and on Geek.com for technology news and resources.  The Company’s wholly-owned subsidiary, ThinkGeek, Inc., sells geek-themed retail products to these communities through its ThinkGeek web site.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Online Media, E-commerce, Software and Online Images businesses.  In December 2005, the Company sold its Online Images business to WebMediaBrands Inc. and in April 2007, the Company sold its software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 the Company changed its name to SourceForge, Inc. and in November 2009 changed its name to Geeknet, Inc. On August 5, 2010, the Company changed its ticker symbol to GKNT.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and September 30, 2009 and its cash flows for the nine months ended September 30, 2010 and September 30, 2009 have been made.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.	Summary of Significant Accounting Policies

Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the three and nine months ended September 30, 2010 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This standard is effective for the Company’s 2010 calendar year reporting, except for Level 3 reconciliation disclosures which are effective for the Company’s 2011 calendar year reporting. The Company has no additional disclosures arising from the adoption of this standard.

Recent Accounting Pronouncements
 In September 2009, the FASB issued an update to the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This update will be effective for the Company’s first quarterly reporting period of 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect that the adoption of this accounting update will have a material impact on its results of operations or its consolidated financial statements.

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

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of Geeknet and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At September 30, 2010, the Company owned approximately 9% of CollabNet consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over it, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

The Company had no related-party revenue from CollabNet for the three and nine months ended September 30, 2010.  Related-party revenue associated with CollabNet was $0.1 million and $0.5 million for the three and nine months ended September 30, 2009.

Foreign Currency Translation
The Company has wholly-owned foreign subsidiaries in the United Kingdom and Belgium.  The functional currency of these foreign subsidiaries is the local country’s currency, which is the primary currency in which the subsidiary generates and expends cash.  The Company translates the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars.  Assets and liabilities are translated at exchange rates prevailing at the financial statement date and income and expenses are translated using the average exchange rate for the period.  Gains and losses resulting from translation and the effect of exchange rate changes on intercompany transactions of a long term nature are reported in other comprehensive income as a component of stockholders’ equity.  As of September 30, 2010, the Company did not hold any foreign currency derivative instruments.

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

The Company markets its products in the United States through its direct sales force and its online web properties and with respect to international Media sales, through its subsidiary in the United Kingdom and representatives in Europe, Australia and Asia.  Revenue for the three and nine months ended September 30, 2010 and September 30, 2009, respectively, was generated primarily from sales to customers in the United States.

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

Other-Than-Temporary Impairment.
All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly-traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of historical closing prices, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.  In March 2009, the Company recorded an impairment loss of $4.6 million related to its investment in CollabNet, which is included in interest and other income (expense), net.

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

Goodwill and Intangibles
Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at September 30, 2010. The Company will test goodwill and intangible assets for impairment on December 31, the last day of the Company’s fiscal year.

Goodwill and intangible assets are as follows (in thousands):

	September 30, 2010
	Gross	Accumulated	Net
	asset	amortization	asset
Goodwill	$62,291	$(60,362)	$1,929

Identified intangible assets:
Domain and trade names	6,922	(6,074)	848
Purchased technology	2,535	(2,535)	-
	9,457	(8,609)	848
Total goodwill and identified intangible assets	$71,748	$(68,971)	$2,777

	December 31, 2009
	Gross	Accumulated	Net
	asset	amortization	asset
Goodwill	$62,032	$(60,362)	$1,670

Identified intangible assets:
Domain and trade names	6,059	(5,946)	113
Purchased technology	3,492	(2,721)	771
	9,551	(8,667)	884
Total goodwill and identified intangible assets	$71,583	$(69,029)	$2,554

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,	Amount
2010	$83
2011	330
2012	316
2013	119
$848

Revenue Recognition
The Company recognizes revenue as follows:

Media Revenue
Media revenue is derived primarily from advertising on the Company’s various web sites or from lead generation information provided to the customer.  Advertisements include various forms of rich media and banner advertising, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer.  The Company recognizes Media advertising revenue, over the contractual campaign period, as advertisements are displayed and recognizes lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).  To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered.  Traffic to the Company’s Media web sites is seasonal, with relatively lower levels of traffic experienced during the summer months of the northern hemisphere.

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured.  The Company generally recognizes E-commerce revenue when products are shipped and title transfers to the customer.  The Company grants customers a limited right to return E-commerce products. No reserve for returns was recorded at September 30, 2010. The Company recorded a returns reserve of $0.3 million at December 31, 2009.

The Company’s E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season.  A substantial portion of the Company’s E-commerce revenue has occurred in the Company’s fourth calendar quarter which begins on October 1 and ends on December 31.  The Company’s E-commerce revenue in a particular period is not necessarily indicative of future E-commerce revenue for a subsequent quarter or the full year.

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses, if any, and such losses have been consistent with management’s expectations.  As of September 30, 2010, no customer accounted for more than 10% of the Company’s gross accounts receivable.  As of December 31, 2009, one advertising agency accounted for 10.5% of gross accounts receivable.

For the three months ended September 30, 2010 and September 30, 2009, no one customer represented more than 10% of revenue.  For the nine months ended September 30, 2010, no one customer represented more than 10% of revenue while Google Inc. represented 10.0% of revenue for the nine months ended September 30, 2009.

3.	Composition of Certain Balance Sheet Components

Property and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Computer and office equipment (useful lives of 2 to 4 years)	$5,566	$5,475
Distribution equipment (useful lives of 5 years)	3,388	-
Furniture and fixtures (useful lives of 2 to 4 years)	226	210
Leasehold improvements (useful lives of lesser of estimated life or lease term)	126	93
Software (useful lives of 2 to 5 years)	562	390
Total property and equipment	9,868	6,168
Less: Accumulated depreciation and amortization	(4,920)	(3,599)
Property and equipment, net	$4,948	$2,569

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Equity investment	$1,979	$1,979
Goodwill	1,929	1,670
Intangible assets, net	848	884
Note receivable	711	-
Other	489	555
Other long-term assets	$5,956	$5,088

Accrued liabilities and other consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accrued employee compensation and benefits	$1,989	$2,386
Other accrued liabilities	623	1,468
Accrued liabilities and other	$2,612	$3,854

4.	Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other comprehensive gain or loss in stockholders’ equity or other income in the statement of operations.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	September 30, 2010			December 31, 2009
			Estimated			Estimated
	Adjusted Cost	Unrealized Loss	Fair Value	Adjusted Cost	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$3,214	$-	$3,214	$6,000	$-	$6,000
Money market funds	14,761	-	14,761	22,943	-	22,943
Total cash and cash equivalents	$17,975	$-	$17,975	$28,943	$-	$28,943

Short-term investments:
Corporate securities	8	-	8	8	-	8
Government securities	-	-	-	10,750	(1,350)	9,400
Total short-term investments	$8	$-	$8	$10,758	$(1,350)	$9,408

Restricted cash	$-	$-	$-	$1,000	$-	$1,000

In June 2010, the Company exercised its right to require UBS AG (“UBS”) to repurchase its Auction Rate Securities at par value ("ARS Right").  In conjunction with the completion of the Company's facility lease in May 2010, the associated $1 million letter of credit was canceled and the cash restriction was released.

5.	Fair Value Measurements

The Company measures certain financial assets including cash equivalents, trading securities and notes receivable at their fair value. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

The following table represents the Company’s fair value hierarchy for its financial assets as of September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$14,761	$-	$-	$14,761
Corporate debt	-	-	8	8

Total	$14,761	$-	$8	$14,769

Amounts included in:
Cash and cash equivalents	$14,761	$-	$-	$14,761
Short-term investments	-	-	8	8

Total	$14,761	$-	$8	$14,769

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	ARS	ARS Right	Other
Balance at December 31, 2009	$9,400	$1,350	$8
Gain on other current assets	-	(807)	-
Loss on investments	807	-	-
Sales/Maturities of assets	(10,207)	(543)	-

Balance at September 30, 2010	$-	$-	$8

During the nine months ended September 30, 2010, the Company sold its auction-rate securities with a par value of $10.8 million to UBS at par value.

6.	Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California.  In conjunction with this relocation, the Company recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of its Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce its general and administrative overhead costs. In May 2010, the Company completed its payments under the facility lease.  The $0.1 million restructuring gain during the nine months ended September 30, 2010 relates primarily to proceeds from the sale of office furniture at the facility.  In conjunction with the completion of the lease, the $1 million letter of credit was cancelled and the cash restriction was removed.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Restructuring Charges	Balance at End of Period

For the nine months ended September 30, 2010	$1,238	$(1,141)	$4	$(101)	$-

7.	Computation of Per Share Amounts

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(3,850)	$(4,537)	$(9,177)	$(15,549)

Weighted average shares - basic and diluted	60,464	59,909	60,295	61,042

Net loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.25)

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Anti-dilutive securities:
Options to purchase common stock	6,048	6,512	5,672	6,411
Unvested restricted stock purchase rights	28	147	-	356
Total	6,076	6,659	5,672	6,767

8.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities.  The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,850)	$(4,537)	$(9,177)	$(15,549)
Unrealized gain on marketable securities and investments	-	-	-	4
Foreign currency translation adjustment	2	-	(4)	-
Comprehensive loss	$(3,848)	$(4,537)	$(9,181)	$(15,545)

9.	Stockholders’ Equity and Stock-Based Compensation

Stock Split
On October 14, 2010, the shareholders approved amendments to the Amended and Restated Certificate of Incorporation which would amend the Company's Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of all outstanding shares of common stock, reduce the total number of shares of common stock the Company is authorized to issue to 25,000,000 and reduce the total number of shares of preferred stock that the Company is authorized to issue to 1,000,000.  This stock split is expected to become effective in November 2010. Upon the effectiveness of the reverse stock split, every ten shares of the Company's common stock outstanding will be combined into one share of common stock. The total number of shares of common stock outstanding will be reduced from approximately 62.5 million shares to approximately 6.3 million shares and the number of authorized shares of common stock will be reduced from 250 million shares to 25 million shares. The reverse split will not affect the Company's equity, nor will it affect the Company’s market capitalization. However, as a result of the reverse stock split, the Company’s previously reported earnings per share amounts will increase by a magnitude of ten as a result of the reverse split.  All share and per share amounts in these notes to unaudited condensed consolidated financial statements are presented on a pre-split basis.

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 5,250,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At September 30, 2010, a total of 3,127,036 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

The following table summarizes option and restricted stock purchase rights activities from December 31, 2008 through September 30, 2010:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at December 31, 2008	1,905,725	866,664	8,650,821	$2.91	6.27	$611
Granted	(1,977,050)	49,000	1,879,050	$1.21
Exercised	-	-	(205,196)	$1.26
Restricted stock released	-	(426,505)	-	$-
Restricted stock repurchased	153,332	(76,666)	-	$-
Cancelled	3,027,628	-	(3,067,462)	$3.92

Balance at December 31, 2009	3,109,635	412,493	7,257,213	$2.09	7.58	$1,291
Granted	(2,864,750)	74,000	2,716,750	$1.47
Exercised	-	-	(207,235)	$1.21
Restricted stock released	-	(332,330)	-	$-
Restricted stock repurchased	140,996	(70,498)	-	$-
Cancelled	2,741,155	-	(2,769,577)	$1.47

Balance at September 30, 2010	3,127,036	83,665	6,997,151	$1.77	4.78	$4,414
Exercisable at September 30, 2010			4,660,165	$1.95	2.57	$3,022

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Included in cost of revenue:
Media cost of revenue	$(1)	$73	$98	$191
E-commerce cost of revenue	15	19	73	55
Total included in cost of revenue	14	92	171	246
Included in operating expenses:
Sales and marketing	46	109	396	370
Research and development	61	103	246	267
General and administrative	400	397	1,138	1,126
Total included in operating expenses	507	609	1,780	1,763

Total stock-based compensation expense	$521	$701	$1,951	$2,009

During the three months ended September 30, 2010, the Company accelerated the vesting of certain executives’ stock options as provided by their settlement agreement.  This acceleration was accounted for as an option modification and the expense of $0.4 million is included in stock-based compensation expense.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three and nine months ended September 30, 2010 and September 30, 2009 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (years)	5.55	5.84	5.80	5.82
Risk-free interest rate	1.84%	2.84%	2.51%	2.86%
Volatility	62.9%	65.0%	62.8%	66.0%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.76	$0.72	$0.86	$0.74

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

10.	Acquisitions

Geek.com
In May 2010, the Company acquired Geek.com for $1.0 million in cash.  Geek.com is an online technology resource and community for technology enthusiasts and professionals.  Geek.com is an important addition to the Geeknet network of owned and operated web sites. It expands traffic and provides a platform to penetrate Geeknet's mainstream consumer advertising categories. Adding Geek.com to the Geeknet network further demonstrates the Company's commitment to the global geek community.

The Company allocated the $1.0 million purchase price to the intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values was recorded as goodwill. In determining the purchase price, the Company considered the audience and traffic patterns of Geek.com and the opportunity for the Company to monetize Geek.com through its direct and indirect sales channels as well as through its E-commerce business.

The fair values assigned to intangible assets acquired were based on management estimates and assumptions, including third-party valuations that use established valuation techniques appropriate for internet domains and web sites.  The fair value of the domain name and web site was estimated by applying the cost approach.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.  Key assumptions include the estimated costs to develop the web site.  The purchase price was allocated as follows (in thousands):

Identified intangible assets	$746
Goodwill	254
$1,000

The identified intangible assets are comprised of Geek.com's domain name and have a useful life of three years.

On a pro-forma basis the revenue and net loss of the combined entity had the acquisition date been January 1, 2009 or January 1, 2010 are as follows (in thousands):

	Revenue	Net loss
January 1, 2010 to September 30, 2010	44,798	(9,164)
January 1, 2009 to December 31, 2009	65,891	(13,903)

Ohloh Corporation
In June 2009, the Company acquired Ohloh Corporation (“Ohloh”) for $2.6 million in cash.  Visitors to Ohloh's web site, Ohloh.net, supply data about open source projects and developers.  Ohloh augmented this user-contributed data with data gathered from its web-crawling technology.  The Company used Ohloh's database of open source software and developers to enhance its understanding of the Open Source Software (“OSS”) community and generated additional revenue from advertisers who used Ohloh’s data to reach their desired audience.  The acquisition of Ohloh was intended to enhance the Company’s position in and reach into the OSS community.

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.  The excess purchase price over those fair values was recorded as goodwill.  The acquisition provided the Company with a web crawling technology, including the data collected, its team of engineers and equipment to operate the business.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, including third-party valuations that use established valuation techniques appropriate for the high-technology industry.  The fair value of the developed technology was estimated by applying the income approach and a market approach.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.  Key assumptions include the expected cash flows to be generated from this developed technology over its remaining life and the discount rate of 35 percent.  The purchase price was allocated as follows (in thousands):

Financial assets	$5
Equipment	23
Identified intangible assets	958
Financial liabilities	(43)
Total identifiable net assets	943
Goodwill	1,670
$2,613

The $1.0 million of identified intangible assets were allocated to developed technology, which was being amortized over a three year useful life.

On September 30, 2010, the Company sold the Ohloh website, including the developed technology and related equipment required to operate the website to Black Duck for consideration of $1.3 million in cash and a convertible promissory note in the principal amount of $1.3 million, bearing annual interest at 3.25 percent and due on September 30, 2013.  A portion of the cash, $0.3 million, was deposited in an escrow account to secure certain representations, warranties and covenants made by the Company to Black Duck.  The escrow funds, less any claims, will be released to Geeknet as follows: (1) 25% on October 31, 2010, (2) 25% on November 30, 2010, (3) and the remaining 50% on September 30, 2011.  The sale of the Ohloh website resulted in a $1.4 million gain, which is included in the Gain (loss) on sale of asset.

The note receivable is subordinate to existing Black Duck debt, is secured by Black Duck assets, other than those securing Black Duck's senior debt, and is convertible into common or preferred stock in the event of a future financing activity, or acquisition of Black Duck.    The Company valued the note receivable at $0.7 million using a discounted cash flow model based on interest rates of similar instruments adjusted for the credit, liquidity and security premiums on the note, and the timing and amount of expected cash flows.

11.	Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Media and E-commerce.

The Company’s Media segment consists of web sites serving technology professionals and technology enthusiasts and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to these communities and general consumers.  The Company’s websites that comprise the Media segment include: SourceForge, Slashdot, Geek.com, and freshmeat.

(in thousands)	Media	E-commerce	Other	Total Company
Three Months Ended September 30, 2010
Revenue from external customers	$4,067	$10,646	$-	$14,713
Cost of revenue	$1,774	$10,178	$-	$11,952
Gross margin	$2,293	$468	$-	$2,761
Loss from operations	$(1,346)	$(2,553)	$-	$(3,899)
Depreciation and amortization	$547	$129	$-	$676
Three Months Ended September 30, 2009
Revenue from external customers	$3,683	$7,104	$-	$10,787
Cost of revenue	$1,630	$6,053	$-	$7,683
Gross margin	$2,053	$1,051	$-	$3,104
Loss from operations	$(3,632)	$(407)	$(523)	$(4,562)
Depreciation and amortization	$445	$34	$-	$479
Nine Months Ended September 30, 2010
Revenue from external customers	$13,113	$31,588	$-	$44,701
Cost of revenue	$5,386	$27,788	$-	$33,174
Gross margin	$7,727	$3,800	$-	$11,527
Loss from operations	$(5,498)	$(3,786)	$-	$(9,284)
Depreciation and amortization	$1,517	$248	$-	$1,765
Nine Months Ended September 30, 2009
Revenue from external customers	$11,801	$21,142	$-	$32,943
Cost of revenue	$5,255	$17,815	$-	$23,070
Gross margin	$6,546	$3,327	$-	$9,873
Loss from operations	$(9,064)	$(521)	$(523)	$(10,108)
Depreciation and amortization	$1,539	$98	$-	$1,637

During the time period covered by the table above, the Company marketed its Media products in the United States through its direct sales force, its E-commerce products through its online web site and with respect to international Media sales, through its subsidiary in the United Kingdom and representatives based in the Europe, Australia and Asia.

12.	Litigation

In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company's initial public offering ("IPO"), were named as defendants in a shareholder lawsuit filed in the United States District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242.  The plaintiffs' class action suit seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's initial public offering in December 1999 through December 2000.  Among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations.  Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers.  These various cases were coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92.

In 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Defendants in the coordinated proceeding filed motions to dismiss.  In 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.  In 2006, an appellate court overturned the certification of classes in six focus cases, which included the Company's case, that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Plaintiffs filed amended master allegations and amended complaints and again moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  In 2008, the Court denied the defendants' motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, the Company will bear no financial liability and  the Company and other defendants will receive complete dismissals from the case.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. The Second Circuit Court of Appeals set an October 6, 2010 deadline for filing an appeal and only one objector filed an appeal by such date.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On October 5, 2010, oral arguments appealing the order were heard by the United States Court of Appeal for the Ninth Circuit.  The Court's ruling is pending.

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

13.	Guarantees and Indemnifications

The following is a summary of the Company’s agreements, including Indirect Guarantees of Indebtedness of Others.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s potential exposure and to enable the Company to recover a portion of any future amounts that may be required to be paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any  liabilities for these agreements as of September 30, 2010.

The Company enters into standard indemnification agreements with Company’s business partners, subsidiaries or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party.  The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred significant costs to defend any lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2010.

In conjunction with the sale of Ohloh to Black Duck, the Company has agreed to indemnify Black Duck for damages arising from the breach of representations or warranty made by the Company.  The indemnification is limited to the $0.3 million, which has been held in an escrow account and Black Duck may not make an indemnification claim until their aggregate losses under the indemnification provisions exceed $0.04 million. The term of the indemnification is through September 30, 2011. The Company believes that it has complied with all of those items for which it has agreed to indemnify Black Duck.  Accordingly, the Company has no liabilities recorded for this indemnification as of September 30, 2010.

14.  Subsequent Event

On October 14, 2010, the shareholders approved amendments to the Amended and Restated Certificate of Incorporation which would amend the Company's Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of all outstanding shares of common stock, reduce the total number of shares of common stock the Company is authorized to issue to 25,000,000 and reduce the total number of shares of preferred stock that the Company is authorized to issue to 1,000,000.  This stock split is expected to become effective in November 2010.

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

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2010 as compared to what was previously disclosed in Management’s Discussion and Analysis of  Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are an online network for the global geek community which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  Our sites include: SourceForge, Slashdot, ThinkGeek, Geek.com and freshmeat.  We provide our audience with content, culture, connections and commerce.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue Media, E-commerce, Software and Online Images businesses.  In December 2005, we sold our Online Images business to WebMediaBrands Inc. and in April 2007, we sold our software business to CollabNet, Inc. (“CollabNet”).  On May 24, 2007 we changed our name to SourceForge, Inc.  In November 2009, we changed our name to Geeknet, Inc.  In May 2010, we acquired Geek.com, an online information resource and community for technology enthusiasts and professionals. On August 5, 2010, we changed our ticker symbol to GKNT.

Our business consists of two operating segments:  Media and E-commerce.  Our Media segment is comprised of a network of web sites targeted at the global geek community.  Our audience of technology professionals and technology enthusiasts relies on our web sites — SourceForge and freshmeat — to create, improve, compare and distribute Open Source software, on Slashdot to peer-produce and peer-moderate technology news and discussion and on Geek.com for technology news and resources.  Our E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site.

Our Media revenue is derived primarily from advertising products and lead generation delivered on our web properties.  The strategy for our Media business is to focus our marketing effort on supporting our sales organization; enhance monetization of our International visitors; and grow page views by increasing software downloads and improving our web sites.

We believe that targeting business-to-business technology companies and their advertising agencies will enable us to increase our revenue per page.  For the past year we have offered limited lead generation programs to customers.  We provide these programs though third-parties and the revenue we derive from these programs has not been significant.  During the third quarter of 2010, we hired individuals with the experience and capability of providing a greater variety of lead generation programs directly to our customers.  We believe that customers value lead generation programs and that these programs will have the potential to constitute a growing source of future revenue.  We currently have two salespeople in London, who are developing strategies to increase the monetization of our International traffic, and have agreements with representatives in Europe, Australia and Asia to market and sell our advertising products.

We continue to invest in our web properties, primarily SourceForge.  In April 2010 we launched our new Download service on SourceForge.  The downloading of open source projects has always been a part of SourceForge.  Downloads generate a significant amount of traffic and allow us to target highly relevant advertisements to those visitors who visit SourceForge to download software.  The new Download service was intended to be more appealing to a broader group of leaders of free, open source projects.  We also improved our project statistics system, to provide additional information to the engineers who write open source software and use these statistics to develop enhancements to projects.  In July 2010, we launched a series of improvements to our platform for developers of Open Source projects.  These improvements provide a completely redesigned set of tools, including an issue tracker, wiki, source code management, and discussion system. This updated platform also offers flexibility by allowing developers to integrate and use third party tools directly on the platform. We have also enhanced the SourceForge usability and improved site performance.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended
	September 30, 2010	September 30, 2009

Unique Visitors per Month (in thousands) (1)(2)	47,298	35,422
Visits per Unique Visitor per Month	1.7	1.8
Visits per Month (in thousands) (2)	78,108	62,076
Pages per Visit	2.2	2.2
Page Views per Month (in thousands) (2)	168,420	136,332

Revenue per Thousand Pages (RPM)	$8.05	$9.00
Revenue per User (RPU) (3)	$0.34	$0.42

(1)
– Unique Visitor is the aggregate average unique visitors for all Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month.

(2)	– Per month amounts are the average calculated as the total amount for the period divided by the months in the period.
(3)	– Revenue per User (“RPU”) is an annualized amount based on revenue and unique users during the period presented.

We believe that a key element of our growth plans is to increase engagement, which is the number of times a visitor visits our web site or how many pages a visitor views during a visit.  Our metrics around engagement per user are an important measure, and we are focused on both growing the number of unique visitors and deepening the average levels of engagement.

Our E-commerce business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site.  We have recently increased the pace at which we launch new products and target the launch of at least one new product each business day.  We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We also publish and communicate with our customers and followers using Twitter (twitter.com/thinkgeek) and Facebook (facebook.com/thinkgeek).  In August 2010, we transitioned to a new third-party warehouse provider, located in Lockbourne, Ohio.  We believe that this new warehouse gives us the capability to provide our domestic customers with better delivery times and also expands our order shipping capacity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Statements of Operations Data:
Media revenue	27.6%	34.1%	29.3%	35.8%
E-commerce revenue	72.4	65.9	70.7	64.2
Revenue	100.0%	100.0%	100.0%	100.0%
Media cost of revenue	12.1	15.1	12.0	16.0
E-commerce cost of revenue	69.2	56.1	62.2	54.0
Cost of revenue	81.3	71.2	74.2	70.0
Gross margin	18.7	28.8	25.8	30.0
Operating expenses:
Sales and marketing	22.6	29.7	22.5	22.7
Research and development	11.1	19.9	10.7	17.7
General and administrative	20.0	20.7	15.9	20.0
Amortization of intangible assets	1.1	0.8	0.8	0.3
(Gain) loss on sale of assets	(9.6)	-	(3.1)	3.1
Restructuring costs	-	-	(0.2)	-
Total operating expenses	45.2	71.1	46.6	63.8
Loss from operations	(26.5)	(42.3)	(20.8)	(33.8)
Interest and other income (expense), net	-	0.2	0.1	(13.7)
Loss before income taxes	(26.5)	(42.1)	(20.7)	(47.5)
Income tax benefit	(0.3)	-	(0.1)	(0.3)
Net loss	(26.2)%	(42.1)%	(20.6)%	(47.2)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
($ in thousands)
Media revenue	$4,067	$3,683	$13,113	$11,801	10%	11%
E-commerce revenue	10,646	7,104	31,588	21,142	50%	49%
Revenue	$14,713	$10,787	$44,701	$32,943	36%	36%

Sales for the three and nine months ended September 30, 2010 and September 30, 2009 were primarily to customers located in the United States of America.

For the three months ended September 30, 2010 and September 30, 2009, no one customer represented more than 10% of revenue.  For the nine months ended September 30, 2010, no one customer represented more than 10% of revenue while Google Inc. represented 10.0% of revenue for the nine months ended September 30, 2009.

Revenue by Segment

 Media Revenue

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
($ in thousands)
Direct sales	$2,837	$2,721	$9,289	$7,976	4%	16%
Ad Networks	962	875	2,953	3,309	10%	(11)%
Other	268	87	871	516	208%	69%
Media revenue	$4,067	$3,683	$13,113	$11,801	10%	11%

Our Media revenue is derived primarily from advertising products delivered on our web properties.  Direct sales revenue is generated from orders received by our United States based sales team, which may also include advertisements to be delivered globally.  Ad Networks revenue represents revenue from our Ad Network partners who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems.  Other revenue represents orders received from our international representatives, sales of reports on data underlying the open source community as well as referral fees and revenue earned from subscriptions to our web properties.

Direct sales revenue for the three months ended September 30, 2010 increased $0.1 million as compared with the three months ended September 30, 2009.  The increase was primarily due to increases in revenue of $1.0 million from customers who increased their advertising levels during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 and $0.4 million from customers who did not advertise in the three months ended September 30, 2009, offset in part by a $1.3 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the three months ended September 30, 2010.  Ad Network revenue for the three months ended September 30, 2010 increased $0.1 million as compared with the three months ended September 30, 2009 due to slightly higher yields on Ad Network units.  The increase in Other revenue during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to an increase in revenue from our international representatives.

Direct sales revenue for the nine months ended September 30, 2010 increased $1.3 million as compared with the nine months ended September 30, 2009.  The increase was primarily due to increases in revenue of $3.5 million from customers who increased their advertising levels during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 and $0.7 million from customers who did not advertise in the nine months ended September 30, 2009, offset in part by a $2.9 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the nine months ended September 30, 2010.  The decrease in Ad Networks revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due to decreased revenue from Google primarily due to a decrease in the number of ad units we made available to Google.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks, which would increase revenue from ad networks.  The increase in Other revenue during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to an increase in revenue from our international representatives.

The demand for display advertising, which is advertising that relies of the display of an impression or the click on a link or a banner, is not growing at a rate sufficient to meet our revenue growth plans.  We have supplemented our display advertising offerings by introducing lead generation programs as well as creative premium advertising products.  We believe that in order to grow our revenue, we must continue to focus on creating new and innovative programs and products.

We expect our Media revenue to increase in the future as we expand our international presence and introduce lead generation and other new programs.

E-commerce Revenue

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months

E-commerce revenue (in thousands)	$10,646	$7,104	$31,588	$21,142	50%	49%
Percentage of total revenue	72%	66%	71%	64%
Number of orders shipped	184,888	110,149	548,268	350,711	68%	56%
Average size of orders received (in dollars)	$64	$68	$63	$62	(6)%	2%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  The increase in E-commerce revenue during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to a 68% increase in the number of shipments year-over-year.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

The increase in E-commerce revenue during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to a 56% increase in the number of shipments year-over-year.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

We expect E-commerce revenue to increase significantly in our fourth calendar quarter, which ends on December 31, 2010, reflecting the general pattern associated with the retail industry of peak sales and earnings during the year-end holiday shopping season.  In addition, we expect E-commerce revenue to increase as we expand our product offerings and reach more customers through our marketing programs.

Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
Cost of revenue	$11,952	$7,683	$33,174	$23,070	56%	44%
Gross margin	2,761	3,104	11,527	9,873	(11)%	17%
Gross margin %	19%	29%	26%	30%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our E-commerce business.

Gross margin percentages declined for both the three and nine months ended September 30, 2010 as compared with the three and nine months ended September 30, 2009, primarily due to the significant increase in E-commerce revenues, which has increased the E-commerce share of revenue to 72% of revenue in the three months ended September 30, 2010 from  66% of revenue for the three months ended September 30, 2009, as well as lower E-commerce gross margin percentages.  E-commerce revenue has significantly lower gross margins than Media revenue.  The decline in E-commerce gross margin percentages is discussed below.

Cost of Revenue/Gross Margin by Segment

 Media Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
Media cost of revenue	$1,774	$1,630	$5,386	$5,255	9%	2%
Media gross margin	2,293	2,053	7,727	6,546	12%	18%
Media gross margin %	56%	56%	59%	55%
Headcount	13	19	13	19

Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.

The Media gross margin percentages for the three months ended September 30, 2010 were flat as compared to the three months ended September 30, 2009.  The increase in Media cost of revenue was primarily due to increased co-location costs of $0.1 million and severance costs of $0.1 million

The increase in Media gross margin percentages for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily driven by increased Media revenue, offset in part by increases in cost of revenue.  The cost of revenue increase was due to increased co-location costs of $0.3 million, increased employee recruiting, relocation and severance expense of $0.2 million, and increased consulting fees of $0.1 million, offset in part by reduced depreciation expense of $0.3 million, due to amortization of our Marketplace platform in the nine months ended 2009 which was not present in the nine months ended September 30, 2010.

E-commerce Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
E-commerce cost of revenue	$10,178	$6,053	$27,788	$17,815	68%	56%
E-commerce gross margin	468	1,051	3,800	3,327	(55)%	14%
E-commerce gross margin %	4%	15%	12%	16%
Headcount	30	25	30	25

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and operating costs, and includes personnel costs associated with the E-commerce operations and merchandising functions.  E-commerce gross margin percentages declined for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, primarily due to costs associated with the relocation of our third-party fulfillment and warehouse provider as well as increased shipping costs.

The increase in E-commerce cost of revenue during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to increases in product costs of $1.9 million, shipping and fulfillment costs of $1.6 million and operating costs of $0.7 million.  In conjunction with the relocation of our third-party warehouse provider, we incurred relocation costs of $0.4 million and increased fulfillment costs in the start-up process of our new warehouse provider.  In addition, we incurred additional shipping costs due to inefficiencies in the shipping process. We believe that we have identified these inefficiencies and expect shipping costs to return to historical levels in the future.

The increase in E-commerce cost of revenue during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to increases in product costs of $5.2 million, shipping and fulfillment costs of $3.4 million and operating costs of $1.5 million.  The increase in product, shipping and fulfillment costs were primarily due to an increase in revenue.  We also incurred increased fulfillment costs in the start-up process of our new warehouse provider and increased shipping costs due to inefficiencies in our new warehouse provider's shipping process.  The increase in operating expenses was primarily due to additional headcount and related costs to provide customer service and to identify and source new products as well as $0.4 million of relocation costs.

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

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
Media S&M	$2,025	$2,672	$6,689	$6,138	(24)%	9%
E-commerce S&M	1,304	529	3,353	1,330	147%	152%
Sales and marketing	$3,329	$3,201	$10,042	$7,468	4%	34%
Percentage of total revenue	23%	30%	22%	23%
Headcount	30	30	30	30

The increase in S&M expenses in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to an increase in E-commerce S&M expenses of $0.8 million, offset in part by a decrease in Media S&M expense of $0.6 million.  The increase in E-commerce S&M expense was primarily due to direct mail and online marketing expenses of $0.4 million, increased headcount and related expenses of $0.2 million and an increase in credit card fees of $0.1 million due to increases in credit card sales.  The decrease in Media S&M expenses was primarily due to discretionary marketing expenses of $0.7 million resulting from name branding, events and trade show attendance incurred in the three months ended September 30, 2009 and a reduction in public relations expense of $0.1 million, offset in part by an increase in severance expense of $0.3 million for Media S&M personnel.

The increase in S&M expenses in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was due to an increase in E-commerce S&M expenses of $2.0 million and an increase in Media S&M expense of $0.6 million.  The increase in E-commerce S&M expense was primarily due to direct mail and online marketing expenses of $1.0 million, increased headcount and related expenses of $0.8 million, resulting from 7 additional heads, and an increase in credit card fees of $0.2 million due to increases in credit card sales.  The increase in Media S&M expense is due to increased labor and related expenses of $1.1 million, including severance expenses of $0.5 million and a transfer of 3 Media R&D heads into our product marketing group earlier in 2010, offset in part by a decrease in discretionary marketing expenses of $0.5 million due primarily to name branding, events and trade show attendance incurred during the nine months ended September 30, 2009.

We expect future S&M expenses to increase in absolute dollars as we continue to expand our discretionary marketing, programs, primarily for our E-commerce business.  In addition, we expect that credit card processing expenses for our E-commerce business will increase due to increased credit card sales.  We expect our Media S&M expenses to decline in the future due to a reduction in headcount as well a reduction of our discretionary marketing programs.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in our Media segment.  We expense all of our R&D costs as they are incurred.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
Media R&D	$1,284	$1,934	$3,777	$5,350	(34)%	(29)%
E-commerce R&D	351	210	1,001	466	67%	115%
Research and development	$1,635	$2,144	$4,778	$5,816	(24)%	(18)%
Percentage of total revenue	11%	20%	11%	18%
Headcount	25	44	25	44

R&D expense decreased by $0.5 million in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  The decrease in R&D expenses primarily was due to lower personnel and related costs, offset in part by an increase in severance costs of $0.2 million.  Personnel and related costs decreased due to a decrease of 21 heads in Media, including 4 of our R&D personnel who assumed positions in product marketing, offset in part by an increase of 2 heads in E-commerce.

R&D expense decreased by $1.0 million in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.  The decrease was due to lower personnel and related costs of $1.0 million and a decrease in consulting costs of $0.3 million, offset in part by an increase in severance costs of $0.3 million.  Personnel and related costs decreased due to a decrease of 21 heads in Media, including 4 of our R&D personnel who assumed positions in product marketing, offset in part by an increase of 2 heads in E-commerce.  The decrease in consulting costs for the nine months ended September 30, 2010 is due to expenses we incurred during 2009 in the redesign of our SourceForge.net platform, released in July 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
General and administrative	$2,942	$2,238	$7,115	$6,587	31%	8%
Percentage of total revenue	20%	21%	16%	20%
Headcount	20	21	20	21

G&A expenses increased by $0.7 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to an increase in severance costs of $0.7 million and an increase in legal fees of $0.1 million, offset in part by a decrease in personnel and related expenses of $0.1 million.

G&A expenses increased by $0.5 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to an increase in severance costs of $0.7 million and an increase in legal fees of $0.1 million, offset in part by a decrease in accounting fees of $0.2 million resulting from our fiscal year change in 2009.

(Gain) loss on sale of assets

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
(Gain) loss on sale of assets	$(1,409)	$-	$(1,391)	$1,020	*	(236)%
* – Not meaningful

In September 2010, we sold certain tangible and intangible assets required to operate the Ohloh.net website for $2.0 million, resulting in a $1.4 million gain on sale of assets.  The sale price is comprised of $1.3 million of cash and a promissory note in the principal amount of $1.3 million, valued at $0.7 million.  $0.3 million of the cash proceeds were deposited in an escrow account to secure certain covenants made by us.  The escrow funds, less any claims, will be paid to us as follows: (1) 25% on October 31, 2010, (2) 25% on November 30, 2010, (3) and the remaining 50% on September 30, 2011.

Loss on disposal of asset for the nine months ended September 2009 is primarily due to our abandonment of the Marketplace platform from the SourceForge.net platform, offset in part by a gain on the sale of Linux.com to The Linux Foundation.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California.  In conjunction with this relocation, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California.  In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of this business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs.  In May 2010, we completed our payments under the facility lease.  The $0.1 million restructuring gain in the nine months ended September 30, 2010 relates primarily to proceeds from the sale of office furniture at the facility.  In conjunction with our completion of the lease, the $1 million letter of credit was cancelled and the cash restriction was removed.

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Cash Payments	Other	Restructuring Charges	Balance at End of Period

For the nine months ended September 30, 2010	$1,238	$(1,141)	$4	$(101)	$-

Interest and other income (expense), net

Below is a summary of Interest and other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months

Interest income	$1	$34	$62	$122	(97)%	(49)%
Interest expense	-	(15)	(5)	(56)	(100)%	(91)%
Other than temporary impairment of non-marketable equity securities	-	-	-	(4,585)	*	(100)%
Other income (expense), net	(3)	(1)	(14)	(4)	200%	250%
Interest and other income (expense), net	$(2)	$18	$43	$(4,523)	(111)%	(101)%

* – Not meaningful

The decrease in interest income for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, was primarily due to lower investment balances.

Interest expense for the three and nine months ended September 30, 2010 and September 30, 2009 results primarily from accretion of our accrued restructuring charge.

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

Income Taxes

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Three Months	Nine Months
($ in thousands)
Income tax benefit	$(51)	$(7)	$(64)	$(102)	629%	(37)%

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our E-commerce business operates and where we are unable to file a consolidated tax return.  The increase in the benefit for income taxes for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was due to pre-tax loss by our E-commerce business and the state tax benefit in New Jersey.  The decrease in the benefit for income taxes for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was due to our changing our tax year end in 2009 to conform to our fiscal year change, limiting our ability to recognize benefits from losses in periods prior to the seasonal holiday season where we would be profitable.  As of September 30, 2010, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2029 and 2019, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Nine Months Ended September 30,
($ in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$(18,363)	$(9,721)
Investing activities	7,265	(2,726)
Financing activities	134	(2,936)
Effect of exchange rate changes on cash and cash equivalents	(4)	-
Net decrease in cash and cash equivalents	$(10,968)	$(15,383)

Our principal sources of cash as of September 30, 2010 are our existing cash, cash equivalents and investments of $18.0 million.  Cash and cash equivalents decreased by $11.0 million at September 30, 2010 when compared to December 31, 2009.  This total decrease during the nine months ended September 30, 2010 was primarily due to cash used to fund net operating losses and working capital requirements, as well as the purchase of $4.0 million of equipment and intangible assets and the $1.0 million acquisition of Geek.com, offset in part by the proceeds from the sale of auction rate securities of $10.2 million, the release of restricted cash of $1.0 million and proceeds from the sale of Ohloh of $1.0 million.

Operating Activities

Cash used in operating activities increased by $8.6 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to cash used for working capital resulting from increases in inventory of $11.0 million and cash used for accrued liabilities of $1.2 million, offset in part by the increases in accounts payable of $3.3 million.

Net cash used in operating activities was $18.4 million for the nine months ended September 30, 2010.  Net cash used in operating activities was primarily due to our net operating loss of $6.8 million after the effects of non-cash charges of stock-based compensation expense of $2.0 million, depreciation and amortization expense of $1.8 million and gain on sale of assets of $1.4 million. Additionally, changes in operating assets and liabilities included cash used for accrued liabilities of $1.2 million, accrued restructuring liabilities of $1.2 million, increases in inventory of $11.0 million and prepaid expenses and other assets of $2.5 million, offset in part by cash provided by a decrease in accounts receivable of $0.4 million, and increases in accounts payable of $3.3 million and deferred revenue of $0.6 million. The increase in inventory is due to our purchases of inventory by our E-Commerce business in anticipation of their seasonal fourth quarter demand, and the increase in prepaid and other assets are primarily related to inventory prepayments to vendors.  The decrease in accounts receivable is primarily due to the better collection efforts in our Media business.

Net cash used in operating activities was $9.7 million for the nine months ended September 30, 2009.  Net cash used in operating activities was primarily due to our net operating loss of $6.3 million after the effects of non-cash charges, including an impairment charge of $4.6 million, stock-based compensation expense of $2.0 million, depreciation expense of $1.6 million, a loss on disposal of assets of $1.2 million, related to the depreciation of the Marketplace platform from the SourceForge.net platform and a gain on our sale of the Linux.com domain name to The Linux Foundation of $0.2 million.  Additionally, changes in operating assets and liabilities included cash used for accrued restructuring liabilities of $2.1 million, increases in inventory of 1.6 million and prepaid expenses and other assets of $0.8 million, offset in part by cash provided by a decrease in accounts receivable of $1.2 million.  The increase in inventory due to purchases of inventory by our E-Commerce business in anticipation of their seasonal fourth quarter, and the increase in prepaid and other assets are primarily related to inventory prepayments to vendors.  The decrease in accounts receivable is primarily due to the decline of Media revenue.

Investing Activities

Our investing activities primarily include purchases and sales of marketable securities, purchases of property and equipment and purchases and sales of other assets.

Cash provided by investing activities for the nine months ended September 30, 2010 is due to the sale of $10.2 million of auction rate securities to UBS AG (“UBS”),  a $1.0 million reduction in restricted cash resulting from the conclusion of our former corporate headquarter lease in Fremont, California and the proceeds from the sale of the Ohloh tangible and intangible assets of $1.0 million, offset in part by $3.9 million for the purchase of property and equipment, primarily payments for distribution equipment installed at our third-party contract-fulfillment and warehouse provider and $1.0 million for the acquisition of Geek.com.

Cash usage for the nine months ended September 30, 2009 included $2.6 million for the acquisition of Ohloh and $0.7 million for the purchase of property and equipment, offset in part by proceeds from the sale of Linux.com of $0.2 million and maturities of marketable securities of $0.6 million.

Financing Activities

Our financing activities during the nine months ended September 30, 2010 were primarily comprised of proceeds from the sale of our common stock through equity incentive plans.

Our financing activities during the nine months ended September 30, 2009 were primarily comprised of cash used to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008 offset in part by proceeds from the sale of our common stock through equity incentive plans.

Restricted Cash

We have no restricted cash at September 30, 2010, as the $1.0 million letter of credit expired upon completion of our former corporate headquarter lease in Fremont, California in May 2010.

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

We expect to devote capital resources to fund our working capital requirements, including the purchase of inventory, to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects, to continue to support our operations and related support systems and infrastructure, to repurchase of our common stock, to fund strategic acquisitions and for other general corporate activities.  We believe that our existing cash balances will be sufficient to fund our operations during the next 12 months under our current business strategy.  See “Risks Related to our Financial Results” in the Risk Factors section of this Quarterly Report on Form 10-Q.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of September 30, 2010 (in thousands):

	Total	Three Months Ended December 31, 2010	2011 and 2012	2013 and 2014
Gross Operating Lease Obligations	$2,755	$279	$1,947	$529
Sublease Income	(471)	(63)	(408)	-
Net Operating Lease Obligations	2,284	216	1,539	529

Purchase Obligations	16,910	16,910	-	-
Total Obligations	$19,194	$17,126	$1,539	$529

Purchase obligations consist of non-cancelable purchase orders, primarily vendor orders for E-commerce inventory.

Financial Risk Management

As a primarily U.S.-centric company, we face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity.  We do not anticipate significant currency gains or losses in the near term.  These exposures may change over time our business practices evolve.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale or trading. These securities are not leveraged.

Subsequent Event

On October 14, 2010, the shareholders approved amendments to the Amended and Restated Certificate of Incorporation which would amend our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of all outstanding shares of common stock, reduce the total number of shares of common stock we are authorized to issue to 25,000,000 and reduce the total number of shares of preferred stock that we are authorized to issue to 1,000,000.  This stock split is expected to become effective in November 2010.  Upon the effectiveness of the reverse stock split, every ten shares of our common stock outstanding will be combined into one share of common stock. The total number of shares of common stock outstanding will be reduced from approximately 62.5 million shares to approximately 6.3 million shares and the number of authorized shares of common stock will be reduced from 250 million shares to 25 million shares. The reverse split will not affect our equity, nor will it affect our market capitalization. However, as a result of the reverse stock split, our previously reported earnings per share amounts will increase by a magnitude of ten as a result of the reverse split.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal.  Some of the securities that we have invested in may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in limited category of securities, primarily treasury money market funds.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

We have operated primarily in the United States, and virtually all sales have been made in U.S. dollars.  Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

We do not currently hold any derivative instruments and do not engage in hedging activities.

Item 4.  Controls and Procedures

a)	Evaluation of disclosure controls and procedures.
Our management evaluated, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “’34 Act”)) as of the end of the period covered by this report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports we file under the ’34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.  To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.

Based on that evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations.  Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers.  These various cases pending in the Southern District of New York were coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92.

In 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Defendants in the coordinated proceeding filed motions to dismiss.  In 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.  In 2006, an appellate court overturned the certification of classes in six focus cases, which included the Company's case, that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Plaintiffs filed amended master allegations and amended complaints and again moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  In 2008, the Court denied the defendants' motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, the Company will bear no financial liability and  the Company and other defendants will receive complete dismissals from the case.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. The Second Circuit Court of Appeals set an October 6, 2010 deadline for filing an appeal and only one objector filed an appeal by such date.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers.  On October 5, 2010, oral arguments appealing the order were heard by the United States Court of Appeal for the Ninth Circuit.  The Court's ruling is pending.

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

If our development efforts fail to facilitate such activities on our web properties, the level of user engagement and interaction will not increase and may decline.  Even if we succeed in facilitating such activities on our sites, there can be no assurance that such improvements will be deployed in a timely or cost-effective manner.

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

Our advertisers continually seek new and innovative advertising products on which to spend their advertising budgets.  In order to grow our direct sales revenue, we will need to introduce new and innovative advertising products and programs which appeal to these advertisers.  We have recently hired individuals with experience in lead generation programs to develop our capability to deliver these programs to our advertisers.  The successful development and production of such advertising products or programs is subject to numerous risks and uncertainties, including our ability to:

•	enable advertisers to showcase products, services and/or brands to their intended audience and to generate revenue from such audiences;

•	develop the capability to satisfy advertiser requirements for lead generation programs;

•	anticipate and successfully respond to emerging trends in online advertising; and

•	attract and retain qualified marketing and technical personnel.

There can be no assurance that our programs and products will appeal to our advertisers or enable us to attract and retain advertisers and generate revenue consistent with our estimates or sufficient to sustain operations. In addition, there can be no assurance that any new marketing programs and products will be developed in a timely or cost-effective manner. If we are unable to deliver innovative marketing programs and products that allow us to expand our advertiser base, we may not be able to generate sufficient revenue to grow our Media business.

We intend to expand our offerings in international markets in which we have limited experience and rely primarily on business partners.

We have recently hired two salespeople in London to manage our sales efforts outside the United States.  We also have agreements with to sell our international inventory in Europe, Australia and Asia and may enter into agreements with additional or different firms to sell our international advertising impressions.  As we expand into these new international markets, we have limited experience in marketing our products and services in such markets.  We rely on the efforts and abilities of our employee and representatives in such markets.  Certain international markets may be slower than domestic markets in the development and adoption of online advertising programs and as a result our offerings in international markets may not develop at a rate that supports our level of investment.

New technologies could block our advertisements, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our online advertising products.  Our Media revenue is derived from fees paid to us by advertisers in connection with the display of advertisements on web pages.  As a result, advertisement-blocking technology could reduce the number of advertisements that we are able to deliver and, in turn, our advertising revenues and operating results could be materially adversely affected.

Decreases or delays in advertising spending could harm our ability to generate advertising revenue and adversely affect our financial results.

Our advertisers can generally terminate their contracts with us at any time.  Our advertisers’ spending patterns tend to be cyclical, reflecting overall macroeconomic conditions, seasonality and company-specific budgeting and buying patterns.  Our advertisers are also concentrated in the technology sector and the economic conditions in this sector also impact their spending decisions.  Because we derive a large part of our Media revenue from these advertisers, decreases in or delays of advertising spending could reduce our revenue or materially adversely affect our ability to grow our revenue.

The market in which our SourceForge platform operates is becoming more competitive, and if we do not compete effectively our Media business could be harmed.

Our SourceForge.net platform hosts Open Source software projects, and we derive the majority of our Media revenue by selling advertising campaigns on this site.  Because the cost to develop and host websites has declined over time, an increasing number of companies, organizations and individuals have begun hosting Open Source code and offering Open Source software development-related services. In addition, Google offers Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net’s offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google’s offering.  Our competitors, such as Github, may be able to respond more quickly and effectively than we can to new or changing Open Source software opportunities, technologies, standards, or user requirements.  Because of our competitors’ advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Media business could be materially adversely affected.

If we fail to execute our direct sales strategy, our revenue will be adversely affected.

Our direct sales force is increasingly focused on selling our advertising and lead generation products to a select group of advertisers.  If we fail to achieve increased spending levels from these advertisers, we may not meet our revenue goals.  Additionally, we refer and will continue to refer other advertisers to our ad network partners.  If such advertisers do not utilize our ad network partners to advertise on our sites our revenue will be adversely impacted.

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

We have made and continue to make significant investments in our web properties and services offered thereon, but these may fail to become profitable endeavors.

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

Risks Related To Our E-commerce Business

If our E-commerce business fails to launch new and innovative products, the demand for our products may be limited, and our revenue will be adversely affected.

In order to attract customers to our site, we must continually release new and innovative products, including products developed by us.  In addition to the direct revenue we derive from sales of these products, the release of new and innovative products garners media coverage and drives customers to our site.   The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including our ability to:

•	accurately predict our customer's demand for a product;

•	anticipate and successfully respond to new preferences by our customers;

•	procure adequate volumes of these products at price points acceptable to our customers; and

•	attract and retain qualified merchandising and product development personnel.

There can be no assurance that our new products will appeal to customers or that customer demand for these products will be sufficient to generate revenue consistent with our estimates.  In addition, there can be no assurance that new products will be developed in a timely or cost-effective manner, or that we will be able to procure adequate quantities of such products.  If we are unable to deliver new and innovative products that allow us to increase demand, we may not be able to generate sufficient revenue to grow our E-commerce business.

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

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods.  We are subject to the risks of relying on products manufactured outside the United States, including political unrest, trade restrictions, customs and inspections and duties, local business practice and political issues.  Additionally, significant reliance on foreign sources of productions increases the risk of issues relating to compliance with domestic or international labor standards, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

Our ability to obtain goods on a cost effective basis is also subject to our ability to maintain relationships with our suppliers and our ability to negotiate and maintain supply arrangements on favorable terms. The Chinese Yuan (“CNY”) exchange rate to the U.S. Dollar (“USD”) has not historically been volatile.  In the event that the CNY/USD exchange rate was to change substantially, our suppliers could attempt to renegotiate our purchase orders with them and increase our costs. In addition, because our purchases are usually on a case by case basis, we are subject to the risk of unexpected changes in pricing or supply from these suppliers. We may also be unable to develop beneficial relationships with new vendors in the future.

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

Some of the products we offer for sale on our E-commerce web site, such as consumer electronics, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not contain indemnification rovisions protecting us from product liability, and for those that do provide for indemnification, it may be prohibitively costly to avail ourselves of the benefits of the protection.

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

Our E-commerce business’s ability to receive inbound inventory and ship completed orders efficiently to our customers is substantially dependent on a third-party contract-fulfillment and warehouse provider.  In August 2010, we began shipping products using the services of Exel, Inc. (“Exel”), located in Lockbourne, Ohio.  Prior to August 2010, we utilized another third-party fulfillment and warehouse provider.  This change of providers required significant efforts by our E-commerce management's engineering and operations teams, and although we are currently fully transitioned to Exel, the transition still requires further effort in order to ensure that we are able to efficiently receive products from vendors and ship orders to customers, particularly in the fourth calendar quarter, which is historically the quarter in which we have the greatest revenue.  If we are not able to effectively complete the transition, our revenue and financial results will be adversely affected and our reputation will be seriously harmed.

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

If our revenue and operating results fall below our expectations, the expectations of securities analysts or the expectations of investors, the trading price of our common stock could  be materially and adversely affected. You should not rely on the results of our business in any past periods as an indication of our future financial performance.

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

Future changes in financial accounting standards, including pronouncements and interpretations of accounting pronouncements on revenue recognition, share-based payments, fair value measurements and financial instruments, may cause adverse unexpected revenue fluctuations or affect our reported results of operations.

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

We used $18.4 million of cash from operating activities during the nine months ended September 30, 2010, and we have historically experienced annual cash shortfalls. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in online advertising or E-commerce spending, a change in our third-party contract-fulfillment provider, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We must increase our revenues and reduce our operating expenses in order to return to profitability and we may not be able to achieve profitability on a quarterly or annual basis.

We generated a net loss of $9.2 million during the nine months ended September 30, 2010, and we have an accumulated deficit of $759.4 million as of September 30, 2010.  Achieving  profitability will depend in large part on our ability to generate and sustain increased revenue levels in future periods. We also need to reduce or maintain operating expenses at a level commensurate with our revenues, while successfully executing our strategy. As a result, we have and we may continue to implement cost reduction measures. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our operating expenses. We may not succeed in achieving profitability and could incur losses in future periods and, even if we do achieve profitability, we may not be able to maintain or increase our level of profitability. If we cannot increase our revenue at a greater rate than our expenses, we will not become profitable.

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

If the negative macroeconomic conditions do not continue to show signs of improvement, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year.  As of December 31, 2009 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective.  We will need to continue to evaluate, upgrade and enhance our internal controls.  Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.  We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified.  If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended September 30, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $1.16 to $1.98 per share and the closing sale price on September 30, 2010, the last trading day of the quarter, was $1.98 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

The reverse stock split may not result in an increase in the per share price of the common stock; there are other risks associated with the reverse stock split.

Our Board of Directors expects that a reverse stock split of the outstanding Common Stock will increase the market price of our Common Stock.  However, we cannot be certain whether the reverse stock split would increase the trading price of our Common Stock or increase the trading market for our Common Stock.  The history of similar stock split combinations for companies in like circumstances is varied.  There is no assurance that:

•
the trading price per share of Common Stock after the reverse stock split would rise in proportion to the reduction in the number of pre-split shares of Common Stock outstanding before the reverse stock split;

•	the reverse stock split would result in a per share price that would attract brokers and investors who do not trade in lower-priced stocks;

•
the market price per post-split share would remain in excess of the $1.00 minimum bid price as required by NASDAQ or that the Company would otherwise meet the requirements of NASDAQ for continued inclusion for trading on NASDAQ; and

•
the reverse stock split would increase the trading market for the Company’s Common Stock, particularly if the stock price does not increase as a result of the reduction in the number of shares of Common Stock available in the public market.

The market price of our Common Stock would also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding.  If the reverse stock split is consummated and the trading price of the Common Stock declines, the percentage decline as an absolute number and as a percentage of the our overall market capitalization may be greater than would occur in the absence of the reverse stock split.  Furthermore, the liquidity of our Common Stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

Increasing regulation of the Internet could harm our business.

The E-commerce market on the Internet is rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and E-commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Any of these regulations could have an adverse effect on our future sales and revenue growth.

Business disruptions could affect our future operating results.

Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event.  Our corporate headquarters and certain critical business operations are located in California, near major earthquake faults.  A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
July 1, 2010 to July 31, 2010	12,217	$1.24
August 1, 2010 to August 31, 2010	-	$-
September 1, 2010 to September 30, 2010	3,666	$1.49

Total	15,883	$1.30

(1)  Represent shares repurchased to satisfy tax withholding obligations arising on the vesting of shares of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

3.2	Amendment, dated August 20, 2010, to the By-Laws of the Registrant

10.1	Offer letter dated August 8, 2010 between Geeknet, Inc. and Scott Collison.

10.2	Employment Agreement dated August 8, 2010 between Geeknet, Inc. and Scott Collison.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/	KENNETH LANGONE
Kenneth Langone
Interim President and Chief Executive Officer

By:	/s/	PATRICIA S. MORRIS
Patricia S. Morris
Senior Vice President and Chief Financial Officer

Date: November 5, 2010

EXHIBIT INDEX

Exhibit No.		Description

3.2	—	Amendment, dated August 20, 2010, to the By-Laws of the Registrant

10.1	—	Offer letter dated August 8, 2010 between Geeknet, Inc. and Scott Collison.

10.2	—	Employment Agreement dated August 8, 2010 between Geeknet, Inc. and Scott Collison.

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.