Form 10-K
period 2010-12-31
Geeknet, Inc
filed 2011-02-24
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the fiscal year ended December 31, 2010			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)
Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11216 Waples Mill Rd., Suite 100, Fairfax, VA 22030
(Address, including zip code, of principal executive offices)

(877) 433-5638
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

As of February 14, 2011, there were 6,273,023 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $52.3 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders which will be held on May 9, 2011, and which will be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

Table of Contents

PART I

ITEM 1. Business

Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; and sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising and lead generation products; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements and to make any share repurchases. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under “Competition” and in the Risk Factors contained in Item 1.A of this Form 10-K. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction
Geeknet, Inc. (“Geeknet”, the “Company”, “we”, “our” or “us”) is an online network for the global geek community that is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. Our web sites include: SourceForge, Slashdot, ThinkGeek and freshmeat. We provide our audiences with content, culture, connections and commerce.

Our E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site. Our audience of technology professionals and technology enthusiasts relies on our web sites: SourceForge and freshmeat to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, we changed our name to VA Software Corporation to reflect our decision to pursue Media, E-commerce, Software and Online Images businesses. On May 24, 2007, we changed our name to SourceForge, Inc., and in November 2009 we changed our name to Geeknet, Inc. to project a more accurate reflection of our business, primarily to the advertising community. On August 5, 2010, we changed our ticker symbol to “GKNT”.

On November 10, 2010 we effected a 1-for-10 reverse stock split of all outstanding shares of common stock, reduced the total number of shares of common stock that the Company is authorized to issue to 25,000,000 and reduced the total number of shares of preferred stock that the Company is authorized to issue to 1,000,000. We have adjusted all share and per share amounts in this report to give effect to the reverse stock split.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

You can access other information at our Investor Relations web site at investors.geek.net. The content of this web site is not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made our annual reports on Form 10-K available on our web site since November 2002.

Business Overview
Our business consists of two operating segments: E-commerce and Media. Our E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site. Our Media segment is comprised of a network of web sites targeted at the global geek community. Our audience of technology professionals and technology enthusiasts relies on our web sites — SourceForge, Slashdot and freshmeat — to create, improve, compare and distribute Open Source software, and to debate and discuss current issues relating to technology.

E-commerce
Our E-commerce business sells a variety of retail products of interest to technology enthusiasts and general consumers through our ThinkGeek.com web site. We offer a broader range of unique products in a single web property than are typically available in traditional brick-and-mortar stores, introduce a range of new products to our audience on a regular basis and develop, manufacture and sell our own “Invented at ThinkGeek” custom products. Our customers are able to buy gadgets, apparel, caffeinated products, electronics, toys and other specialty items with a single check-out. Consumers can access the information directly through our web site or contact our customer care representatives and experts by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF. A third-party contract warehouse provider located in Lockbourne, Ohio receives purchased inventory and customer returns and fulfills our customers’ orders.

Our E-commerce segment represented 81%, 75%, 74% and 67% of net revenue from continuing operations for the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, respectively.

Media
Our Media business connects millions of influential technology professionals and technology enthusiasts. These web sites serve more than 48 million unique visitors per month worldwide. (Source: Google Analytics, December 2010). Technology professionals and technology enthusiasts turn to our Media sites to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing the technology community. Our Media business is supported by advertisers who want to reach our unique audience of visitors to our web sites. Our web sites are described below:

•
SourceForge provides the Open Source community with a peer production platform to develop, host and distribute Open Source software worldwide. As of December 31, 2010, SourceForge hosted more than 381,000 Open Source projects and had 3.0 million registered users. The majority of our traffic originates from countries outside the United States. SourceForge served 40.6 million unique visitors in December 2010.

•
Slashdot serves technology professionals and technology enthusiasts with timely, peer-produced and peer-moderated technology news and discussion. Slashdot’s lively and robust on-line conversations and interactions leverage its innovative comment and moderation system. Slashdot served 7.6 million unique visitors in December 2010.

•	Freshmeat indexes downloadable Linux, Unix and cross-platform software for a worldwide IT audience. Freshmeat served 0.6 million unique visitors in December 2010.

During 2010, we sold the Ohloh and Geek.com web sites. The results of Geek.com and the loss on disposal are reported as discontinued operations.

Our Media segment represented 19%, 25%, 26% and 33% of net revenue from continuing operations for the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, respectively.

Sales and Marketing

E-commerce
Our E-commerce marketing and promotion strategy is focused on acquiring new customers and building brand loyalty with existing customers. This strategy is designed to increase customer traffic to our online store, add new customers while improving customer loyalty and increase incremental revenue opportunities through repeat purchases. We intend to continue to use the unique capabilities of the Internet, including social networking sites such as Facebook, Twitter and YouTube, as a means to increase awareness of our brand while encouraging new and repeat customers to visit our web sites. We participate in traditional online marketing activities such as email, search, affiliates and social media. We also create printed catalogs which we mail to customers and include in orders shipped to customers. Our Geek Points customer retention program is designed to build customer loyalty. Through this program, customers are rewarded for shopping with us. When the customers sign up for Geek Points they earn points on all of their purchases from our ThinkGeek.com web site. Rewards for Geek Points participants include special promotions and discounts.

Media
We sell display advertising and lead generation programs on our Media web sites through our United States-based direct sales organization, ad networks (primarily Google Inc.’s AdSense for Content) and international representatives in Europe, Australia and Asia. Our direct sales force is geographically distributed across the United States. We believe that targeting business-to-business technology companies and their advertising agencies will enable us to increase our revenue per page.

Since 2009, we have offered limited lead generation programs to customers. We provide these programs though third-parties and the revenue we derive from these programs has not been significant. In the third quarter of 2010, we hired individuals with the experience and capability of providing a greater variety of lead generation programs directly to our customers. We believe that customers value lead generation programs and that these programs will have the potential to constitute a growing source of future revenue.

In 2010, we established a presence in London, United Kingdom to develop strategies to increase the monetization of our international traffic, and have agreements with representatives in Europe, Australia and Asia to market and sell our advertising products.

Our marketing team is responsible for brand marketing and sales development, managing and optimizing our utilization of ad networks, metrics and analysis, public relations and corporate communication. In 2009 we developed a new corporate identity and continue our efforts to create awareness of that identity among advertising agencies and clients who buy advertising on our web sites.

Research and Development

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

Media
We believe that the success of our Media business will depend on our ability to enhance our web sites and underlying technology to meet the needs of a rapidly-evolving marketplace and increasingly-sophisticated and demanding customers. We have strengthened and modernized the infrastructure and architecture underlying our web sites. For example, we are in the midst of deploying improvements to SourceForge.net that are designed to facilitate global distribution of software and to improve the development experience of our users.

Competition

E-commerce
The market for retail products similar to those offered by ThinkGeek is highly competitive. We compete with online or mail-order retailers (e.g., X-tremegeek, Firebox (UK), iwantoneofthose.com, jinx.com and Computergear) and with Internet portals and online service providers that feature shopping services (e.g., Amazon.com and Yahoo!). More recently, some online retailers have developed sites targeted to the computer enthusiast and computer gaming markets. We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, convenience, price, web site features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment.

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

Geeknet, SourceForge, Slashdot, ThinkGeek, freshmeat, and their associated logos are some of our trademarks that we use in the United States and in other countries.

Because the media publishing industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new feature development, name recognition and reliable web sites are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Seasonality

Our E-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, a substantial portion of our E-commerce revenue occurred in our fourth quarter, which began on October 1, 2010 and ended on December 31, 2010 for our 2010 calendar year. As is typical in the retail industry, we generally experience lower E-commerce revenue during the other quarters. Therefore, our E-commerce revenue in a particular quarter is not necessarily indicative of future E-commerce revenue for a subsequent quarter or our full year.

Our Media business experiences lower web traffic — often accompanied by reduced advertising spending — during the summer due to various holidays in the United States and Europe.

Employees

We believe our success will depend in part on our continued ability to attract and retain highly-qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization; we have never experienced a work stoppage; and we believe that our relations with our employees are good. As of December 31, 2010, our employee base totaled 122, including 43 in operations, 35 in sales and marketing, 24 in research and development and 20 in finance and administration. We will relocate our corporate headquarters from Mountain View, California to Fairfax, Virginia in March 2011 and have begun to hire a new corporate team in Fairfax, Virginia.

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

In order to attract customers to our site, we must continually release new and innovative products, including products developed by us. In addition to the direct revenue we derive from sales of these products, the release of new and innovative products garners media coverage and drives customers to our site. The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including our ability to:

•	accurately predict our customers’ demand for a product;

•	deliver our merchandise in sufficient quantities and in a timely manner to meet our customers’ demands;

•	maintain sufficient inventory levels, particularly during the peak holiday selling seasons;

•	anticipate and successfully respond to new preferences by our customers;

•	expand into new markets;

•	compete with other E-commerce service providers and traditional brick and mortar retailers;

•	procure adequate volumes of these products at price points acceptable to our customers; and

•	attract and retain qualified merchandising and product development personnel.

There can be no assurance that our new products will appeal to customers or that customer demand for these products will be sufficient to generate revenue consistent with our estimates. In addition, there can be no assurance that new products will be developed in a timely or cost-effective manner, or that we will be able to procure adequate quantities of such products. If we are unable to deliver new and innovative products that allow us to increase demand, we may not be able to generate sufficient revenue to grow our E-commerce business. See also additional risks related to competition set forth elsewhere in these Risk Factors.

Our E-commerce business is highly seasonal. In addition, we are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes.

Our E-Commerce business is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. In order to be successful, we must accurately predict our customers’ tastes and demands so that we can avoid purchasing too much or too little inventory. If we purchase too much inventory, we may be required discount those products or write-off products which we are unable to sell, which will reduce our gross margins. If we purchase too little inventory, we may fail to meet our customers’ demand and lose potential orders, which will adversely affect our financial results.

In addition, when we launch a new product, it is particularly difficult to accurately forecast customer demand. Certain products, especially custom manufactured products, or products purchased from outside the United States, may require significant lead-time, may require payment prior to shipment of the product, and may not be returnable. We carry a broad selection of products and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Failure to properly assess such inventory needs could adversely affect our financial results.

We are dependent upon a single third-party fulfillment and warehouse provider. Our customer satisfaction is highly dependent upon fulfillment of orders in a professional and timely manner, so any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our E-commerce business.

Our E-commerce business’ ability to receive inbound inventory and ship completed orders efficiently and in a timely manner to our customers is substantially dependent on a single third-party contract-fulfillment and warehouse provider. In August 2010, we began shipping products to customers worldwide using the services of Exel, Inc. (“Exel”), located in Lockbourne, Ohio. Prior to August 2010, we utilized another third-party fulfillment and warehouse provider. This change of providers required significant efforts by our E-commerce management's engineering and operations teams, and although we are currently fully transitioned to Exel, the transition still requires further effort in order to ensure that we are able to efficiently receive products from vendors and ship orders to customers. If we are not able to effectively complete the transition, our revenue and financial results will be adversely affected and our reputation will be adversely affected.

In addition, if Exel fails to meet our future distribution and fulfillment needs, our relationship with and reputation among our E-commerce customers will suffer and this will adversely affect our E-commerce revenue. Additionally, if Exel is unable to meet our distribution and fulfillment needs, particularly during the holiday season, or our contract with Exel is terminated, we may be required to secure a second-source or replacement fulfillment and warehouse provider. If we fail to secure such a fulfillment and warehouse provider or are unable to secure a fulfillment and warehouse provider on comparable terms our reputation and our E-commerce financial results would be adversely affected.

Unplanned system interruptions and capacity constraints could harm our revenue and reputation.

Our E-commerce business is dependent on the uninterrupted and highly-available operation of our web site. We experience periodic service interruptions with our E-commerce web site. Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks. If we fail to provide customers with such access to our web site at the speed and performance which they require, our E-commerce sales and business reputation will be adversely affected.

We do not currently have a formal disaster recovery plan and our E-commerce related computer and communications systems are located in a single data center near Chicago, Illinois. Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If our web site experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected.

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

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods. We are subject to the risks of relying on products manufactured outside of the United States, including political unrest, trade restrictions, customs and import/export regulations, local business practice and geo-political issues, such as political and social unrest and economic instability. Additionally, significant reliance on foreign sources of production increases the risk of issues relating to compliance with domestic or international labor standards, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

Our ability to obtain goods on a cost effective basis is also subject to our ability to maintain relationships with our suppliers and our ability to negotiate and maintain supply arrangements on favorable terms. The Chinese Yuan (“CNY”) exchange rate to the U.S. Dollar (“USD”) has not historically been volatile. In the event that the CNY/USD exchange rate changes substantially, our suppliers could attempt to renegotiate our purchase orders with them and increase our costs. In addition, because our purchases are usually on a case by case basis, we are subject to the risk of unexpected changes in pricing or supply from these suppliers. We may also be unable to develop beneficial relationships with new vendors in the future.

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

If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base that is desirable to advertisers. Our inability to maintain such a loyal user base and the advertisers which desire to reach them which will adversely affect our Media business and our ability to maintain or grow our revenue.

We rely on a limited number of Open Source projects for a significant portion of our traffic, if we fail to retain such Open Source projects, our Media revenue will be adversely affected.

We generate revenue from advertisements which are displayed when a visitor engages with SourceForge.net to obtain information and or to download software from an Open Source project. A significant portion of the page views on SourceForge.net is generated from a limited number of Open Source projects which are hosted on SourceForge.net. The loss of the hosting of an Open Source project may result in a significant loss of page views and the resulting loss of revenue. There can be no assurance that such Open Source projects will continue to be hosted on our websites or that users will continue to be attracted to, view and download such Open Source projects. To the extent that we are unable to retain these Open Source projects on our websites for any reason, then our advertising revenue will decline, and our Media revenue may be adversely affected.

We intend to expand our offerings in international markets in which we have limited experience and are subject to international business risks.

We continue to expand the international operations of our Media business. During 2010, we hired salespeople in London, United Kingdom to manage our sales efforts outside the United States. We also have agreements with business partners to sell our international inventory in Europe, Australia and Asia and may enter into agreements with additional or different firms to sell our international advertising impressions. We rely on the efforts and abilities of our employees and representatives to market our products and services in such markets. We cannot assure you that we will be able to hire, train, retain, and manage the personnel necessary to successfully market our products and service and expand our operations into international markets, which may limit the growth of our Media business.

In certain international markets, we have little or no operating experience and we may not be successful. Certain international markets may be slower than domestic markets in the development and adoption of the online advertising programs we offer and, as a result, our revenue in those markets may not develop at a rate that supports our level of investment. In addition, we face competition in these international markets from established companies that may have a substantial competitive advantage over us because of their more established local brand names and knowledge of consumer preferences.

Moreover, as we expand into international markets, our Media business will be subject to foreign business and financial risks, including:

•	Currency exchange rate fluctuations;

•	Compliance with a variety of international laws and regulations, such as data privacy, employment regulations, trade barriers and restrictions on the import and export of technologies;

•	Absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	New regulatory requirements or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations;

•	Local economic and political conditions, including recessions in foreign economies and inflation risk; and

•	Civil disturbance, terrorism or other catastrophic events that reduce business activity in other parts of the world.

Any of these risks may adversely impact our Media business and also have an adverse affect on our revenue and operating results.

If our Media business fails to deliver innovative programs and products, including our lead generation program, we may not be able to attract and retain advertisers, which will adversely affect our financial results.

Our advertisers continually seek new and innovative advertising products on which to spend their advertising budgets. In order to grow our direct sales revenue, we will need to introduce new and innovative advertising products and programs that appeal to these advertisers. We have recently hired individuals with experience in lead generation programs to develop our capability to deliver these programs to our advertisers and expect that an increasing portion of our Media revenue will be derived from these lead generation programs. If we are unable to successfully execute our lead generation strategy, our Media business revenue will not meet our expectations and our operations will be adversely impacted. The successful development and production of new and innovative advertising products or programs is subject to numerous uncertainties, including our ability to:

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

Our direct sales force is increasingly focused on selling our lead generation and advertising products to a select group of advertisers. If we fail to achieve increased spending levels from these advertisers, we may not meet our revenue goals. Additionally, we refer and will continue to refer other advertisers to our ad network partners. If such advertisers do not utilize our ad network partners to advertise on our sites our revenue will be adversely impacted.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to online advertising or E-commerce spending;

•	the discretionary nature of our Media customers’ purchase and budget cycles;

•	our ability to deliver advertisements which meet our customers’ requirements;

•	the spending habits of our E-commerce customers;

•	the size and timing of Media customer orders;

•	long media sales cycles;

•	our ability to retain skilled engineering, marketing and sales personnel;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific advertisers and the size and timing of advertising purchases by individual customers; and

•	our ability to keep our web properties operational at a reasonable cost.

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

We used $2.9 million and $5.7 million of cash from operating activities during the years ended December 31, 2010 and December 31, 2009, respectively. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months. In addition, our existing marketable securities may not provide us with adequate liquidity when needed. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in E-commerce spending or online advertising, increased working capital requirements for our E-commerce inventory, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $4.4 million for the year ended December 31, 2010, and we have an accumulated deficit of $754.7 million as of December 31, 2010. Additionally, we may continue to incur net losses in the future. Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

In addition, our E-Commerce business is rapidly evolving and intensely competitive. We have many competitors, including other e-commerce businesses as well as traditional brick and mortar retailers. Increases in shipping costs or the taxation of Internet commerce may make our products uncompetitive when compared with traditional brick and mortar retailers. Additionally, our current and future competitors may have greater resources, more customers and greater brand recognition than we do. These competitors may secure better terms from vendors, adopt more competitive pricing for their products, and devote more resources to their technology infrastructure, product development, order fulfillment and distribution facilities and marketing and advertising campaigns. In addition, as we expand into new markets and broaden our product offering, our competition may intensify as our current and future competitors enter into similar markets and offer similar products. Moreover, local competitors in these new markets may have a substantial competitive advantage over us because of their greater focus on and knowledge of local customers and their preferences, as well as their greater brand recognition.

Increased competition in our Media and E-Commerce businesses could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users, advertisers and customers, our financial results may be materially and adversely affected.

Risks Related To Intellectual Property

We are vulnerable to claims that our web properties infringe third-party intellectual property rights. Any resulting claims against us could be costly to defend or subject us to significant damages.

We expect that our web properties will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of web properties in different Internet industry segments overlap. The scope of United States patent protection for software is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unknowingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against our web offerings. A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

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

We rely on a combination of copyright, trademark, patent and trade secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our web sites, or products and services offered thereon or obtain and use information that we regard as proprietary to create sites that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our web properties and proprietary information will increase.

Our collection of trademarks is important to our business. The protective steps we take or have taken may be inadequate to deter misappropriation of our trademark rights. We have filed applications for registration and registered some of our trademarks in the United States and internationally. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to protect our trademark rights adequately could damage our brand identity and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

Recent macroeconomic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our E-commerce products, display advertising and lead generation services are discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures negatively impacting our operations; and increased expense or inability to obtain future financing.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of December 31, 2010 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and we may not be able to meet our reporting obligations.

If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our services and grow our business.

Our ability to successfully offer our services and grow our business requires an effective planning and management process. We periodically update our operations and financial systems, procedures and controls; however; we still rely on manual processes and procedures that may not scale commensurately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. If we cannot grow our businesses, and manage that growth effectively, or if we fail to implement in a timely manner appropriate internal systems, procedures, controls and necessary automation and improvements to these systems, our businesses will suffer.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry, as well as other geographic markets, in which we recruit, is intense. In the Internet and high technology industries, qualified candidates often consider equity awards in compensation arrangements and fluctuations in our stock price may make it difficult to recruit, retain, and motivate employees. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During our year ended December 31, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $11.60 to $26.88 per share and the closing sale price on December 31, 2010, the last trading day of our year ended December 31, 2010, was $25.03 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Internet commerce is rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and E-commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Recently New York State has adopted legislation which attempts to impose sales tax collection and reporting obligation on Internet companies. Any of these regulations could have an adverse effect on our future sales and revenue growth.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal locations are as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease

Fairfax, Virginia	E-commerce segment operations	15,316	2014
Mountain View, California	Corporate headquarters; Media sales and marketing, finance and administration, research and development	14,583	2012
Dexter, Michigan	Research and development center for Media segment	4,300	2012
San Francisco, California	Media sales, marketing, operations and finance	3,150	2012
New York, New York	Media sales and marketing	3,282	2012
Seattle, Washington	Sub-leased for remaining lease term	2,498	2011

We will relocate our corporate headquarters from Mountain View, California to Fairfax, Virginia effective March 1, 2011. In conjunction with this move, we have sub-leased our Mountain View, California location for the remaining lease term. We believe that our existing properties are in good condition and are adequate and suitable for the conduct of our businesses.

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

In 2008, the parties reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case. A group of objectors appealed the Court's October 5, 2009 order to the Second Circuit Court of Appeals. The Plaintiffs have filed motions to dismiss the appeals and those motions are still pending. If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant and no recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims. On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit. On January 18, 2011, the Ninth Circuit Court of Appeals voted unanimously to deny Simmonds’s petition for a rehearing en banc. The matter is pending a petition for a writ of certiorari to the U.S. Supreme Court.

On November 17, 2010, the Company filed a lawsuit against Tightrope Interactive claiming among other things trademark infringement, cyber piracy and violation of the California Consumer Protection against Computer Spyware Act regarding Tightrope Interactive’s use of certain software provided by VLC, a French non-profit whose software project is hosted on SourceForge.net. On December 14, 2010, Tightrope Interactive answered the complaint and filed counterclaims alleging the Company sent a wrongful Digital Millennium Copyright Act request to take down Tightrope Interactive material and seeking unspecified damages. The Company intends to vigorously defend itself. Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of these claims at this time or the range of a possible loss, and therefore has not accrued for any potential loss

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol GKNT. As of February 14, 2011, there were 147 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
Quarter	High	Low	High	Low

Fourth Quarter	$26.88	$16.50	$13.30	$11.00
Third Quarter	$19.80	$11.60	$14.60	$10.70
Second Quarter	$16.10	$12.40	$15.50	$8.00
First Quarter	$15.70	$12.00	$12.50	$8.10

The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

On October 14, 2010, our shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse stock split of all outstanding shares of our common stock, reduce the total number of shares of common stock that we are authorized to issue to 25,000,000 and reduce the total number of shares of preferred stock that we are authorized to issue to 1,000,000. The reverse stock split became effective on November 10, 2010.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the NASDAQ Stock Market (U.S.) Index, the S&P 600 SmallCap Internet Retail Index and the RDG Internet Composite (“RDG”) Index for the period commencing July 31, 2005 and ending on December 31, 2010. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-K.

The statement of operations data for the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 and the balance sheet data as of December 31, 2010 and December 31, 2009 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the years ended July 31, 2007 and July 31, 2006 and the balance sheet data as of December 31, 2008, July 31, 2007 and July 31, 2006 are derived from audited financial statements not appearing in this Form 10-K. Net revenue, cost of revenue and operating expenses data excludes the results of Geek.com, which was sold in December 2010, our Software business, which was sold in April 2007 and our Online Images business, which was sold in December 2005. The historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In thousands, except per share data)

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,	July 31,	July 31,
	2010	2009	2008	2008	2007	2006

Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations	$94,619	$65,577	$32,475	$55,326	$45,599	$33,658
Cost of revenue from continuing operations	69,240	45,104	21,941	35,128	25,933	19,337
Gross margin from continuing operations	25,379	20,473	10,534	20,198	19,666	14,321

Income (loss) from continuing operations	(4,200)	(14,021)	1,080	(4,326)	5,955	3,923
Income (loss) from discontinued operations, net of income taxes	(248)	-	-	-	2,773	7,039
Net income (loss)	$(4,448)	$(14,021)	$1,080	$(4,326)	$8,728	$10,962

Income (loss) per share from continuing operations:
Basic	$(0.69)	$(2.31)	$0.16	$(0.64)	$0.90	$0.63
Diluted	$(0.69)	$(2.31)	$0.16	$(0.64)	$0.87	$0.61
Income (loss) per share from discontinued operations:
Basic	$(0.04)	$-	$-	$-	$0.42	$1.13
Diluted	$(0.04)	$-	$-	$-	$0.40	$1.09
Net income (loss) per share:
Basic	$(0.73)	$(2.31)	$0.16	$(0.64)	$1.32	$1.76
Diluted	$(0.73)	$(2.31)	$0.16	$(0.64)	$1.27	$1.69
Shares used in per share calculation:
Basic	6,073	6,080	6,653	6,747	6,625	6,233
Diluted	6,073	6,080	6,665	6,747	6,849	6,470

Selected Balance Sheet data at period-end:
Cash, cash equivalents and investments	$35,341	$38,351	$50,021	$52,702	$56,640	$53,043
Working capital	$37,852	$40,711	$40,421	$42,933	$44,103	$51,265
Total assets	$66,757	$60,151	$74,166	$74,533	$76,863	$63,212
Liabilities, net of current portion	$77	$103	$1,423	$2,610	$4,121	$5,693
Total stockholders’ equity	$47,872	$48,265	$62,567	$63,652	$65,094	$49,378

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

Overview

We are an online network for the global geek community, which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. Our sites include: SourceForge, Slashdot, ThinkGeek and freshmeat. We provide our audiences with content, culture, connections and commerce.

Our E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site. Our audience of technology professionals and technology enthusiasts relies on our web sites: SourceForge and freshmeat to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

In 2009, we changed our fiscal year-end from July 31 to December 31 retroactive to December 31, 2008. Our discussion and analysis of results of operations compares the years ended December 31, 2010 to the year ended December 31, 2009 as well as the year ended December 31, 2009 to the fiscal year ended July 31, 2008. We have also presented the five month transition period ended December 31, 2008 and unaudited information for the comparable five month period ended December 31, 2007.

We were incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of our incorporation through October 2001, we sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. On May 24, 2007 we changed our name to SourceForge, Inc., and in November 2009 we changed our name to Geeknet, Inc. to project a more accurate reflection of our business, primarily to the advertising community. On August 5, 2010, we changed our ticker symbol to “GKNT”. On November 10, 2010 we effected a 1-for-10 reverse stock split. We have adjusted all share and per share amounts in this report to give effect to the reverse stock split.

Our business consists of two operating segments: E-commerce and Media. Our E-commerce segment sells technology themed retail products for technology enthusiasts through our ThinkGeek.com web site. We offer a broader range of unique products in a single web property than are available in traditional brick-and-mortar stores, introduce a range of new products to our audience on a regular basis and develop, manufacture and sell our own “Invented at ThinkGeek” custom products. Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content. Our audience of technology professionals and technology enthusiasts relies on our web properties, SourceForge, Slashdot, and freshmeat, to create, improve, compare and distribute Open Source software and to research, debate and discuss current issues relating to the technology marketplace.

Our E-commerce business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site. We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers. We also communicate with our customers through social networks such as Facebook and Twitter. In August 2010, we changed our third-party contract-fulfillment and warehouse provider and invested in modern automated distribution equipment.

We currently use the following key metrics to measure our E-Commerce business:

	Year Ended			Five Months Ended
	December 31,		July 31,	December 31,
	2010	2009	2008	2008	2007

Daily Unique Visitors (in thousands) (1)	53,111	36,414	29,483	13,905	12,495
Orders Received (in thousands)	1,239	766	510	360	291
Conversion Rate	2.33%	2.10%	1.73%	2.59%	2.33%
Average Order Value (2)	$63.74	$66.19	$74.05	$67.97	$74.47

(1)	Daily Unique Visitors is the aggregate visitors to our E-Commerce site during the period presented. This metric includes visitors who visit our E-Commerce site on more than one day during the period.
(2)	Average Order Value is based on orders received.

Our Media business strategy is targeted to business-to-business technology companies and their advertising agencies with the goal of increasing revenue per page. For the past year we have offered limited lead generation programs to customers. We provide these programs though third-parties and the revenue we derive from these programs has not been significant. During the third quarter of 2010, we hired individuals with the experience and capability of providing a greater variety of lead generation programs directly to our customers. We believe that customers value lead generation programs and that these programs will have the potential to constitute a growing source of future revenue. We are also focused on increasing the monetization of our International traffic and currently have two salespeople in London, United Kingdom, who are developing and implementing strategies to increase international revenue, and have agreements with representatives in Europe, Australia and Asia to market and sell our advertising products.

We continue to invest in our web properties, primarily SourceForge. In April 2010, we launched our new Download service on SourceForge. The downloading of open source projects has always been a part of SourceForge. Downloads generate a significant amount of traffic and allow us to target highly relevant advertisements to those visitors who visit SourceForge to download software. The new Download service was intended to be more appealing to a broader group of leaders of free, open source projects. We also improved our project statistics system, to provide additional information to the engineers who write open source software and use these statistics to develop enhancements to projects. In July 2010, we launched a series of improvements to our platform for developers of Open Source projects. These improvements provide a completely redesigned set of tools, including an issue tracker, wiki, source code management, and discussion system. This updated platform also offers flexibility by allowing developers to integrate and use third party tools directly on the platform. We have also enhanced the SourceForge usability and improved site performance.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Year Ended			Five Months Ended
	December 31,		July 31,	December 31,
	2010 (4)	2009	2008	2008	2007

Unique Visitors per Month (in thousands) (1)(2)	43,960	35,422	33,542	36,141	33,053
Visits per Unique Visitor per Month	1.7	1.8	1.9	1.8	1.9
Visits per Month (in thousands) (2)	73,650	62,076	63,416	63,933	62,554
Pages per Visit	2.0	2.2	2.4	2.4	2.5
Page Views per Month (in thousands) (2)	149,678	136,332	151,346	153,915	153,683

Revenue per Thousand Pages (RPM)	$10.18	$10.08	$10.19	$11.02	$9.38
Revenue per User (RPU) (3)	$0.42	$0.47	$0.55	$0.56	$0.52

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
(4)	Excludes the Geek.com discontinued operations

A key element of our growth plans is to increase our user engagement. Our metrics around engagement are an important measure, and we are focused on both growing the number of unique visitors and deepening the average levels of engagement.

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

Revenue Recognition

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods. We recognize E-commerce revenue from the sale of consumer goods when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize E-commerce revenue when products are shipped and title transfers to the customer. We generally grant customers a 30-day right to return products and based on historical experience, we have recorded reserve for estimated returns of $0.4 million and $0.3 million at December 31, 2010 and December 31, 2009, respectively.

Media Revenue
Media revenue is derived primarily from advertising on our various web sites or from lead generation information provided to our customers. Advertisements include various forms of rich media and banner advertising, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer. We recognize Media advertising revenue as advertisements are displayed over the contractual campaign period, and recognize lead generation revenue as leads are delivered to our customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Our obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to our web sites). To the extent that minimum guaranteed impressions are not delivered in the specified time frame, we do not recognize the corresponding revenue until the guaranteed impressions are delivered.

Inventories

Inventories related to our E-commerce segment consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. We reduce estimated excess and obsolete inventories to their net realizable values.

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

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is December 31. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying net assets, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss. The preparation of the goodwill impairment analysis requires us to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our business and changes in our strategy or our internal forecasts. We utilize third-party valuation experts to assess the reasonableness of our assumptions and to perform certain portions of our goodwill impairment analysis.

Stock-Based Compensation

We measure compensation cost for stock awards at grant date fair value and recognize the expense net of estimated forfeitures for those shares expected to vest over the service period of the award.

Calculating compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns. We estimate stock price volatility based on historical volatility in our stock. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, or cancelled.

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

	Year Ended			Five Months Ended
	December 31,		July 31,	December 31,
	2010	2009	2008	2008	2007
					(unaudited)
Consolidated Statements of Operations Data:
E-commerce revenue	80.7%	74.9%	66.6%	73.9%	74.6%
Media revenue	19.3	25.1	33.4	26.1	25.4
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
E-commerce cost of revenue	66.2	58.2	50.4	56.6	53.5
Media cost of revenue	7.0	10.6	13.1	11.0	9.2
Cost of revenue	73.2	68.8	63.5	67.6	62.7
Gross margin	26.8	31.2	36.5	32.4	37.3
Operating expenses:
Sales and marketing	16.1	18.0	15.1	13.3	11.6
Research and development	6.5	12.4	7.9	7.8	5.2
General and administrative	10.1	13.4	20.1	11.6	13.3
Amortization of intangible assets	0.3	0.3	-	-	-
(Gain) loss on sale of assets	(1.5)	1.6	-	-	-
Restructuring costs	(0.1)	(0.1)	3.9	-	5.0
Total operating expenses	31.4	45.6	47.0	32.7	35.1
Income (loss) from operations	(4.6)	(14.4)	(10.5)	(0.3)	2.2
Interest and other income (expense), net	-	(6.8)	2.9	4.1	4.0
Income (loss) from continuing operations before income taxes	(4.6)	(21.2)	(7.6)	3.8	6.2
Provision (benefit) for income taxes	(0.2)	0.2	0.2	0.5	0.8
Income (loss) from continuing operations	(4.4)%	(21.4)%	(7.8)%	3.3%	5.4%

Net Revenue

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
E-commerce revenue	$76,335	$49,091	$36,820	$23,994	$21,148	55%	33%	13%
Media revenue	18,284	16,486	18,506	8,481	7,205	11%	(11)%	18%
Net revenue	$94,619	$65,577	$55,326	$32,475	$28,353	44%	19%	15%

Revenue for the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 was primarily from customers located in the United States of America.

For the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 no one customer represented 10% or greater of net revenue. We do not anticipate that any one customer will represent more than 10% of future annual net revenue.

E-commerce Revenue

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
					(unaudited)
Revenue (in thousands)	$76,335	$49,091	$36,820	$23,994	$21,148	55%	33%	13%
Percentage of total net revenue	81%	75%	67%	74%	75%
Number of orders shipped	1,302,966	788,531	518,429	368,393	296,723	65%	52%	24%
Average order size (in dollars)	$58.59	$62.26	$71.02	$68.00	$74.00	(6)%	(12)%	(8)%

E-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. International revenue from our E-Commerce business comprised approximately 18%, 17%, 15% and 19% of total E-commerce revenue for the year ended December 31, 2010, the year ended December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, respectively.

The growth in E-commerce revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to increased consumer awareness of our web site as a result of broader product offerings, an increase in the number of custom developed products such as the Electronic Rock Guitar shirt, iPhone case with flip out keyboard and the Star Trek Enterprise Pizza cutter. Online marketing, catalog marketing and media coverage of our web site contributed to a larger customer base. This larger customer base as well as web site enhancements, including improved search capability and customer communication features, drove a 45% increase in the number of unique visitors to our web site. This increase in unique visitors resulted in a 62% increase in the number of orders received during the year ended December 31, 2010. The average order size decreased by 4% in the fiscal year ended December 31, 2010 when compared to the prior year.

The growth in E-commerce revenue for the year ended December 31, 2009 as compared to the year ended July 31, 2008 was primarily due to increased consumer awareness of our web site as a result of broader product offerings, an increased number of custom developed products such as the Electronic Rock Guitar Shirt and the Tauntaun Sleeping Bag, online marketing, print catalogs and media coverage of our web site. This increased awareness of our site attracted a larger customer base, which drove a 24% increase in the number of unique visitors to our web site, resulting in a 50% increase in the number of orders received. The increase in orders received was partially offset by a 11% decrease in the average order size during the year ended December 31, 2009 as compared to the prior fiscal year ended July 31, 2008 due to the mix of products with lower selling prices.

The growth in E-commerce revenue during the five months ended December 31, 2008, as compared to the five months ended December 31, 2007, was primarily due to a 24% increase in the number of shipments year-over-year, offset in part by an 8% decrease in the average value of those shipments. The increase in the number of shipments was primarily driven by demand for new products, including newly released products such as the Electronic Drum Kit and the Personal Soundtrack Shirt. The decrease in average shipment value was due to a combination of lower price points of the mix of products purchased, lower shipping revenue per order as customers took advantage of our free shipping promotions and a general decrease in shipping fees charged to customers.

We expect E-commerce revenue to continue to grow as we increase the number of orders received by visitors to our site.

Media Revenue

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
Direct sales	$13,334	$11,531	$14,325	$5,418	$5,698	16%	(20)%	(5)%
Ad Networks	3,973	4,200	3,341	2,576	1,209	(5)%	26%	113%
Other	977	755	840	487	298	29%	(10)%	63%
Media revenue	$18,284	$16,486	$18,506	$8,481	$7,205	11%	(11)%	18%

Media revenue is derived primarily from advertising products delivered on our web properties and more recently from the delivery of leads resulting from lead generation programs.

•	Direct sales revenue is generated from orders received by our United States based sales team, which may also include advertisements to be delivered globally,

•
Ad Networks revenue represents revenue from our Ad Network partners, primarily Google Inc., who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems, and

•	Other represents orders received from our international resellers and to a lesser extent sales of data and referral fees.

Direct sales revenue for the year ended December 31, 2010 increased $1.8 million as compared with the year ended December 31, 2009. The increase was primarily due to $1.0 million in revenue from customers who did not advertise in the year ended December 31, 2009 and $4.2 million from customers who increased their advertising levels during the year ended December 31, 2010 as compared with the year ended December 31, 2009, offset in part by a $3.4 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the year ended December 31, 2010. The decrease in Ad Networks revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to decreased revenue from our from Really Simple Syndication ("RSS") partner. Other revenue increased by $0.2 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to increased revenue from our reseller partners as a result of increased customer account penetration as well as increased rates due to more active management of our resellers.

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

We expect our Media revenue to increase in the future as we expand our international presence, increase our monetization of international traffic and expand our lead generation and other new programs.

Cost of Revenue/Gross Margin

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
Cost of revenue	$69,240	$45,104	$35,128	$21,941	$17,789	54%	28%	23%
Gross margin	25,379	20,473	20,198	10,534	10,564	24%	1%	0%
Gross margin %	27%	31%	37%	32%	37%
Headcount	43	40	39	38	34

Gross margin percentage decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 and in the year ended December 31, 2009 as compared to the year ended July 31, 2008. The decrease in gross margin percentages was primarily due to our business unit mix as well as declining gross margins in our E-Commerce business. Our E-commerce business has significantly lower gross margins than our Media business. Our E-commerce revenue increased to 81% of total net revenue for the year ended December 31, 2010 from 75% of total net revenue for the year ended December 31, 2009 and 67% of net revenue for the year ended July 31, 2008. The decrease in gross margin percentage in the year ended July 31, 2008 as compared to the year ended July 31, 2007 was primarily due to our business unit mix as well as to a decrease in our Media gross margin percentage, resulting from the significant increase in Media cost of revenue.

Gross margin percentage decreased for the five months ended December 31, 2008 as compared with the five months ended December 31, 2007, due to the decrease in our E-commerce and Media gross margin percentages, which are discussed further in the next section.

Cost of Revenue/Gross Margin by Segment

E-commerce Cost of Revenue/Gross Margin

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
E-commerce cost of revenue	$62,630	$38,151	$27,860	$18,374	$15,179	64%	37%	21%
E-commerce gross margin	13,705	10,940	8,960	5,620	5,969	25%	22%	(6)%
E-commerce gross margin %	18%	22%	24%	23%	28%
Headcount	30	25	19	17	14

E-commerce cost of revenue consists of product costs, shipping and fulfillment costs and personnel and related overhead associated with the operations and merchandising functions.

E-commerce gross margin percentage for the year ended December 31, 2010 decreased from the year ended December 31, 2009 due to higher customer discounts as well as increased inbound shipping costs, fulfillment costs and merchandising and customer support costs. The higher customer discounts were due to increased availability of promotion codes to repeat customers and catalog recipients. The increase in E-commerce cost of revenue in absolute dollars in year ended December 31, 2010 as compared to year ended December 31, 2009 was primarily due to increased product costs of $13.5 million, shipping costs of $5.3 million, fulfillment and packing costs of $2.9 million, and merchandising and customer support costs of $2.4 million. Increases in product costs were the result of increased E-commerce revenue levels, shipping costs were related to the increased volume of orders shipped as well as inefficiencies in the shipping process following our change of third-party contract-fulfillment and warehouse provider, and the increase in fulfillment costs were related to increased number of orders processed and start-up costs related to the new third-party contract-fulfillment and warehouse provider. The increase in merchandising and customer support costs was due primarily to increased personnel required to support our broader product offering and increased volumes as well as costs incurred in moving our inventory to new third-party warehouse provider.

E-commerce gross margin percentage decreased in the year ended December 31, 2009 as compared to the year ended July 31, 2008 primarily due to our investment in our merchandising and operations teams. E-commerce cost of revenue in the year ended December 31, 2009 increased as compared to the year ended July 31, 2008 consistent with increased E-commerce revenue levels; however, our operating costs increased as we added additional headcount to enhance our merchandising team and to support our expected revenue growth.

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

We expect E-commerce cost of revenue in absolute dollars to increase proportionately with E-commerce revenue.

Media Cost of Revenue/Gross Margin

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
Media cost of revenue	$6,610	$6,953	$7,268	$3,567	$2,610	(5)%	(4)%	37%
Media gross margin	11,674	9,533	11,238	4,914	4,595	22%	(15)%	7%
Media gross margin %	64%	58%	61%	58%	64%
Headcount	13	15	20	21	20

Media cost of revenue consists of personnel and related overhead, equipment and bandwidth associated with the operation of our data center, personnel costs and related overhead associated with developing the editorial content of our sites and personnel and related overhead and third-party costs associated with delivering revenue producing products. Media cost of revenue includes both costs which do not vary directly with revenue (fixed costs), such as equipment, personnel and editorial costs, as well as costs which are more directly affected by revenue (variable costs), such as bandwidth for delivering content and ad-serving costs. While our fixed costs will generally not vary directly with revenue, they may increase to the extent that we expand or upgrade the equipment necessary to operate our network or if we add additional sites to our network of web sites. Our variable costs generally vary based on the delivery of web pages, content, the number of advertisements delivered and the size of the advertisement. To the extent that we are able to increase our revenue without increasing our fixed costs, our gross margins will increase; however, to the extent that we purchase equipment in anticipation of increased activity, we may experience decreased gross margins.

The increase in Media gross margin percentage for the fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009 was primarily due to increased revenue of $2.0 million as well as a decrease in cost of revenue of $0.1 million. The decrease in cost of revenue was primarily due to decreases in software amortization of $0.3 million and reduced facilities related costs of $0.1 million offset in part by an increase in data center co-location costs of $0.3 million. Our software amortization costs decreased due to amortization of our SourceForge.net Marketplace Platform ending in June 2009 as we deprecated the functionality from SourceForge.net. Our facilities related costs decreased due to lower average headcount during the year. Our data center costs increased due to additional services requested from the service provider.

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

We expect Media cost of revenue to decrease in absolute dollars primarily due to a reduction in depreciation expense related to our data center equipment and consequently, to the extent that revenues remain constant or increase, we expect our Media gross margins will increase.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
E-commerce S&M	$6,910	$3,347	$1,685	$1,307	$827	106%	99%	58%
Media S&M	8,367	8,428	6,661	3,019	2,446	(1)%	27%	23%
Total Sales and Marketing	$15,277	$11,775	$8,346	$4,326	$3,273	30%	41%	32%
Percentage of total net revenue	16%	18%	15%	13%	12%
Headcount	35	28	28	32	21

The increase in absolute dollars spent on sales and marketing in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to increases in headcount and related expenses of $1.5 million, marketing expenses of $1.4 million and credit card fees of $0.6 million. The increase in headcount was due to additional personnel in our Media sales and E-Commerce marketing organizations. The increase in discretionary marketing expenses was primarily due to increased E-commerce marketing expenses of $1.8 million, resulting from a $0.9 million increase in on-line search engine marketing, the printing and mailing of our E-commerce catalogs which are now full page catalogs, fees paid to affiliates and consultants, which were offset in part by lower discretionary Media marketing expenses of $0.4 million, primarily due to fewer trade shows attended in the year ended December 31, 2010. The increase in credit card fees was due to an increase in our E-commerce revenue.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our E-commerce and Media web sites. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
E-commerce R&D	$1,514	$869	$387	$255	$147	74%	125%	73%
Media R&D	4,634	7,234	3,995	2,273	1,337	(36)%	81%	70%
Total Research & Development	$6,148	$8,103	$4,382	$2,528	$1,484	(24)%	85%	70%
Percentage of total net revenue	6%	12%	8%	8%	5%
Headcount	24	39	32	35	25

Costs related to the planning and post implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue. No internal use software costs were capitalized for the years ended December 31, 2010 and December 31, 2009 and the five month period ended December 31, 2008 as the costs incurred in development have not been significant. During the year ended July 31, 2008, we capitalized $0.7 million of software development costs relating to the development of our SourceForge.net Marketplace platform.

R&D expense decreased in absolute dollars in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to a decrease in our Media R&D expenses, offset in part by an increase in our E-Commerce R&D expenses. The decrease in Media expense was primarily due to a decrease of 16 heads and their related overhead expenses of $2.2 million as well as a decrease in contractors‘ expenses of $0.3 million due to expenses incurred during 2009 in the redesign of our SourceForge.net platform, which was released in July 2009. The increase in E-commerce expense was due to increased personnel who were hired to update and add additional functionality to our ThinkGeek.com web site.

The increase in R&D expense in absolute dollars in the year ended December 31, 2009 compared to the year ended July 31, 2008 was due to increases in both our E-commerce and Media R&D expenses. The increase in Media expense was primarily due to increased investment in personnel and related overhead expenses incurred to modernize our web sites and services, and the increase in E-commerce expense was due to increased personnel who were hired to update and add additional functionality for our ThinkGeek.com web site. In 2009 we began modernizing our SourceForge.net and ThinkGeek.com web sites.

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

We expect that R&D expenses may decline slightly in absolute dollars and may also decline as a percentage of revenue in the future.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
General & Administrative	$9,551	$8,843	$11,126	$3,780	$3,773	8%	(21)%	0%
Percentage of total net revenue	10%	13%	20%	12%	13%
Headcount	20	20	21	19	19

The increase in G&A expenses in absolute dollars in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily related to severance costs of $1.0 million and legal fees of $0.3 million, partially offset by decreases in employee related expenses of $0.3 million, accounting and tax fees of $0.1 million, consulting expenses of $0.1 million and bad debt expenses of $0.1 million. The increase in severance costs was due to the resignation of our former Chief Executive Officer and severance expense recorded for our corporate team in Mountain View, California as a result of the planned relocation of our corporate headquarters to Fairfax, Virginia. The decrease in employee related expenses was due to lower compensation expense resulting from our reduction in August 2010 and lower stock compensation expense. The decrease in G&A expense as a percentage of net revenue was primarily due to the significant increase in revenues.

The decrease in G&A expenses in absolute dollars in year ended December 31, 2009 as compared to year ended July 31, 2008 was primarily related to decreases in personnel related expenses of $1.9 million, legal related expenses of $0.3 million, insurance of $0.1 million and annual meeting expenses of $0.1 million, offset in part by increases in accounting and tax expenses of $0.2 million. Our decrease in personnel related expenses was primarily due to decreases in stock-based compensation expense of $1.2 million and severance costs of $0.7 million, related to the resignation of our former Chief Executive Officer in the prior year. The decrease in G&A expense as a percentage of net revenue was also due to the decrease in G&A expenses. Our decrease in legal related expenses was primarily due to the resolution of the Okerman legal matter in the prior year. Our decrease in annual meeting expenses and increase in accounting and tax expenses resulted primarily from the change in our fiscal year to December 31.

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

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California. During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. In conjunction with the sale of our Software business in April 2007, we accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of our Software business, which was included in the gain on disposal of discontinued operations. In fiscal 2001 and 2002, we adopted plans to exit our hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce our general and administrative overhead costs. At December 31, 2010 all restructuring liabilities have been settled and no restructuring liabilities remain.

Below is a summary of the restructuring charges (in thousands):

	Year Ended			Five Months Ended
	December 31,		July 31,	December 31,
	2010	2009	2008	2008	2007
Cash provision:					(unaudited)
Facilities charges	$(27)	$(62)	$2,057	$-	$1,414
Cash proceeds from sales of furniture	(74)	-	-	-	-
Non-cash:
Write-off of equipment and leasehold improvements	-	-	122	-	-
	$(101)	$(62)	$2,179	$-	$1,414

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash payments	Other	Balance at End of Period

For the year ended July 31, 2008	$5,048	$2,179	$(2,585)	$590	$5,232
For the five months ended December 31, 2008	$5,232	$-	$(1,163)	$47	$4,116
For the year ended December 31, 2009	$4,116	$(62)	$(2,881)	$65	$1,238
For the year ended December 31, 2010	$1,238	$(101)	$(1,141)	$4	$-

Other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Share-Based Compensation Expense

During the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, we recognized $2.3 million, $2.7 million, $1.2 million and $3.6 million in stock-based compensation expense from continuing operations, respectively, related to options and awards granted to employees and directors. The decrease in stock based compensation in the year ended December 31, 2010 as compared with the year ended December 31, 2009 is primarily due to the completion of our recognition of stock based compensation expense related to a significant pool of stock options granted in prior years. The decrease in stock-based compensation in the year ended December 31, 2009 as compared with the year ended July 31, 2008 is due to approximately $1.0 million of expense related to the modifications in the terms of stock option and awards granted to our former CEO as well as the impact of a change in our forfeiture rate assumption.

Related Party Transactions

We own approximately 9% of the outstanding capital stock of CollabNet, Inc. (“CollabNet”), which is recorded at $2.0 million. Our holdings in CollabNet consist of shares of CollabNet’s Series C-1 preferred stock. As we hold less than 20% of the voting stock of CollabNet and do not otherwise exercise significant influence over CollabNet, this investment is accounted for under the cost method. CollabNet is a developer of software used in collaborative software development.

We continually evaluate whether events or circumstances have occurred that indicate the remaining value of our investment may be impaired. For the years ended December 31, 2010 and July 31, 2008, no impairment was recorded on our investment. During the year ended December 31, 2009, we recorded an impairment loss of $4.6 million related to our investment in CollabNet. There is no quoted market price for this investment; accordingly, we estimate fair value is estimated based on an annual appraisal performed by a third party valuation firm.

There was no related-party revenue from CollabNet for the year ended December 31, 2010. There were $0.5 million and $0.9 million of related-party revenue associated with CollabNet for the years ended December 31, 2009 and July 31, 2008, respectively. There were $0.3 million and $0.4 million of related-party revenue associated with CollabNet for the five month period ended December 31, 2008 and December 31, 2007, respectively.

(Gain) loss on sale of assets

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
(Gain) loss on sale of assets	$(1,391)	$1,020	$8	$-	-	(236)%	*	*
* – Not meaningful

The gain on sale of assets for the year ended December 31, 2010 was primarily due to a gain on the sale of our Ohloh.net intangible assets in September 2010. The loss on sale of assets for the year ended December 31, 2009 was due to our deprecation of the Marketplace platform from the SourceForge.net platform

Interest and Other Income, Net

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year 2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)					(unaudited)
Interest Income	$63	$165	$2,250	$231	$1,224	(62)%	(93)%	(81)%
Interest Expense	(5)	(65)	(190)	(47)	(77)	(92)%	(66)%	(39)%
Other income (expense), net	(14)	10	(430)	1,169	(4)	(240)%	(102)%	*
Interest and other income (expense), net	$44	$110	$1,630	$1,353	$1,143

Other than temporary impairment of non-marketable equity securities	$-	$(4,585)	$-	$-	$-	*	*	*

* – Not meaningful

Interest income decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields. Interest expense decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of interest expense on a legal settlement which was paid in 2008. Other income (expense) decreased in the December 31, 2010 as compared to the year ended December 31, 2009, primarily due to realized losses on investments.

Interest income decreased in the year ended December 31, 2009 as compared to the year ended July 31, 2008 as a result of significantly reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields. Interest expense decreased in the year ended December 31, 2009 as compared to the year ended July 31, 2008 as a result of interest expense on a legal settlement which was paid in 2008. The other-than-temporary impairment of non-marketable equity securities relates to our investment in CollabNet. In March 2009, we determined an impairment indicator existed for this investment and as a result we performed a fair value analysis of this investment. In determining whether a decline in value of our investment in CollabNet had occurred and was other than temporary, we considered available evidence, including the general market conditions, CollabNet’s financial condition, near-term prospects, market comparables and future financing requirements. The valuation also takes into account CollabNet’s capital structure, liquidation preferences for its capital and other economic variables, which require management’s judgment to evaluate. Based on the results, we determined that the estimated fair value of our investment in CollabNet was $2.0 million and accordingly, we recognized an other-than-temporary impairment charge of $4.6 million. The loss on disposal of asset is due to our deprecation of the Marketplace platform from the SourceForge.net platform.

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

Income Taxes

	Year Ended			Five Months Ended		% Change	% Change	% Change
	December 31,		July 31,	December 31,		Year2010 to	Year 2009 to	Five Months
	2010	2009	2008	2008	2007	2009	Fiscal 2008	2008 to 2007
($ in thousands)	(unaudited)
Provision (benefit) for income taxes	$(167)	$140	$128	$173	$219	(219)%	9%	(21)%

Income tax provision consists of Federal and state income tax expense on taxable income.  Our state income tax is based on our taxable income or loss in each jurisdiction and we may not have net operating loss carryforwards available to offset taxable income in certain states.  We provide for state income taxes in the New Jersey state jurisdiction based on our E-commerce income in that state, and to the extent that our E-commerce business unit is profitable, we may record an income tax provision, even though we generate losses on a consolidated basis.  Our tax benefit for the year ended December 31, 2010 relates primarily to a Federal tax refund due to our ability to carry back certain losses to a prior year and to a state tax benefit resulting from a change in the apportionment factors related to our New Jersey state returns.

As of December 31, 2010, we had $277.7 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates through 2030.  Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in our ownership which occurred between 1996 and 1999, and a change in ownership resulting from our June 2000 acquisition of Andover.net. We also have California net operating loss carryforwards of approximately $77.2 million to offset future California taxable income, which expire at various dates beginning in 2017.  We have not recognized any benefit from these net operating loss carry-forwards because a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability.

Liquidity and Capital Resources

	Year Ended			Five Months Ended
	December 31,		July 31,	December 31,
	2010	2009	2008	2008	2007
($ in thousands)					(unaudited)
Net cash provided by (used in):
Continuing operations
Operating activities	$(2,937)	$(5,727)	$866	$1,935	$5,360
Investing activities	6,934	(2,905)	32,727	20	11,322
Financing activities	1,805	(2,936)	(138)	(3,348)	(52)
Discontinued operations	592	-	92	-	50

Effect of exchange rate changes on cash and cash equivalents	(4)	-	-	-	-
Net increase (decrease) in cash and cash equivalents	$6,390	$(11,568)	$33,547	$(1,393)	$16,680

Our principal sources of cash as of December 31, 2010 were our existing cash, cash equivalents and investments of $35.3 million.

During the year ended December 31, 2010, we used $2.9 million of cash for operating activities, $4.3 million of cash for purchases of property, equipment and intangible assets and $1.0 million of cash for an acquisition, partially offset by the proceeds from the sale of auction rate securities of $10.2 million, the release of restricted cash of $1.0 million, proceeds from the sale of Geek.com and Ohloh intangible assets of $1.7 million and proceeds from the issuance of common stock upon the exercise of stock options, net of repurchases, of $1.8 million.

During the year ended December 31, 2009, we used $5.7 million of cash for operating activities, $2.6 million of cash for an acquisition, $3.2 million of cash for the repurchase of common stock and $1.0 million of cash for purchases of property and equipment, partially offset by maturities of marketable securities of $0.7 million and proceeds from the sale of Linux.com of $0.2 million resulting in an overall decrease in cash and investments of $11.6 million.

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

Operating Activities

Year ended December 31, 2010

Net cash used in operating activities was $2.9 million for the year ended December 31, 2010. Net cash used in operating activities was primarily due to our net operating loss from continuing operations of $0.6 million after the effects of non-cash charges of stock-based compensation expense of $2.3 million, depreciation and amortization expense of $2.3 million, return for allowance of $0.4 million, and gain on sale of assets of $1.4 million. Additionally, changes in operating assets and liabilities included cash used for accrued liabilities of $0.6 million, accrued restructuring liabilities of $1.2 million, increases in inventory of $8.1 million and accounts receivable of $0.8 million, offset in part by cash provided by increases in accounts payable of $7.2 million, prepaid expenses and other assets of $0.4 million and deferred revenue of $0.9 million.

The cash provided by accounts payable is the result of higher levels of inventory received and higher marketing expenses in the fourth quarter of fiscal year ended December 31, 2010. The cash used for accounts receivable is primarily due to higher Media revenue during the last three months of 2010; the cash used for inventory is primarily the result of higher inventory levels as we broaden our product range and we maintain higher inventory levels as we expand our inventory sources outside of the United States which require longer lead times; and the cash used for restructuring liabilities is due to cash payments on facilities included in the restructuring reserve.

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

Cash provided by investing activities for the year ended December 31, 2010 is due to the sale of $10.2 million of auction rate securities to UBS AG (“UBS”),  a $1.0 million reduction in restricted cash resulting from the conclusion of our former corporate headquarter lease in Fremont, California and the proceeds from the sale of the Ohloh tangible and intangible assets of $1.0 million, offset in part by $4.2 million for the purchase of property and equipment, primarily payments for distribution equipment installed at our third-party contract-fulfillment and warehouse provider and $1.0 million for the acquisition of Geek.com.

Cash usage for the year ended December 31, 2009 included $2.6 million for the acquisition of Ohloh and $1.0 million for the purchase of property and equipment, offset in part by maturities of marketable securities of $0.7 million.

Cash usage related to purchases of property and equipment for the year ended July 31, 2008 of $3.8 million was primarily due to software and equipment purchased for our new data center of $2.7 million and internally developed software of $0.7 million and to a lesser extent additional leasehold improvements for our corporate facilities in Mountain View, California.

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

Our financing activities during the year ended December 31, 2009 and the five months ended December 31, 2008, included cash of $3.0 million and $3.2 million, respectively, used to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008, offset in part by proceeds from the sale of our common stock through equity incentive plans.  The stock repurchase program expired in October 2009.

For the years ended December 31, 2010, December 31, 2009 and July 31, 2008, respectively, exchange rate changes had an immaterial effect on cash and cash equivalents.  We do not expect that exchange rate changes will have a material effect on cash and cash equivalents in the near future.

As of December 31, 2009, we had an outstanding letter of credit of approximately $1.0 million, related to the Fremont, California facility lease, which was recorded in the “Restricted cash” section of the consolidated balance sheet.  At the conclusion of the facility lease in May 2010, the letter of credit was cancelled and the cash restriction was removed.

Liquidity

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support the E-commerce business, market acceptance of our online products, the resources we devote to developing, marketing, selling and supporting our online products, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects to continue to support our operations, distribution and related support systems and infrastructure, and for other general corporate activities and investments.  We believe that our existing cash balances will be sufficient to fund our operations through the year ending December 31, 2011 under our current business strategy.

Stock Repurchase Program

In February 2011, we announced an "odd lot" share repurchase program under which our Board of Directors approved the repurchase of up to $1 million of our common stock through March 18, 2011.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations, purchase orders (primarily for our E-commerce inventory) and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of December 31, 2010 (in thousands):

		Years ending December 31,
	Total	2011	2012 and 2013	2014 and 2015
Gross Operating Lease Obligations	$2,785	$1,224	$1,347	$214
Sublease Income	(1,593)	(822)	(771)	-
Net Operating Lease Obligations	1,192	402	576	214

Purchase Obligations	12,050	12,050	-	-
Total Obligations	$13,242	$12,452	$576	$214

Sublease income represents payments expected to be received from our subtenants.  As of December 31, 2010, our facility in Mountain View, California is sublet through the remainder of the lease term.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This standard is effective for 2011. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In September 2009, the FASB issued a new standard which updates the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This guidance will be effective for us in the first quarter of 2011. We do not believe that the adoption of this new accounting update will have a significant impact on our consolidated financial statements.

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

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Geeknet, Inc.:

We have audited the accompanying consolidated balance sheet of Geeknet, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II as listed under Item 15 for the year ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geeknet, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Geeknet, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California
February 24, 2011

REPORT OF STONEFIELD JOSEPHSON, INC. INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Geeknet, Inc.:

We have audited the accompanying consolidated balance sheets of Geeknet, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2009, five months ended December 31, 2008 and the year ended July 31, 2008.  Our audit also included the financial statement schedule listed in the Index at Item 15. The Company is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geeknet, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, five months ended December 31, 2008 and the year ended July 31, 2008, in conformity with accounting principles generally accepted in the United States. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Stonefield Josephson, Inc.

San Francisco, California
February 25, 2010

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$35,333	$28,943
Short-term investments	8	9,408
Accounts receivable, net of allowance of $0 and $0, respectively	5,078	4,299
Inventories, net	13,322	5,280
Prepaid expenses and other current assets	2,919	3,564
Restricted cash	-	1,000
Total current assets	56,660	52,494
Property and equipment, net	5,114	2,569
Other long-term assets	4,983	5,088
Total assets	$66,757	$60,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,381	$5,763
Deferred revenue	1,836	928
Accrued liabilities and other	3,591	3,854
Accrued restructuring liabilities	-	1,238
Total current liabilities	18,808	11,783
Other long-term liabilities	77	103
Total liabilities	18,885	11,886
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; authorized — 25,000; issued- 6,365 and 6,135 shares, respectively; outstanding — 6,273 and 6,052 shares, respectively	6	61
Treasury stock	(622)	(492)
Additional paid-in capital	803,160	798,917
Accumulated other comprehensive income	10	13
Accumulated deficit	(754,682)	(750,234)
Total stockholders’ equity	47,872	48,265
Total liabilities and stockholders’ equity	$66,757	$60,151

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008

Net revenue:
E-commerce revenue	$76,335	$49,091	$23,994	$36,820
Media revenue, including $0, $545, $311 and $890 of related party revenue, respectively	18,284	16,486	8,481	18,506
Total net revenue	94,619	65,577	32,475	55,326
Cost of revenue:
E-commerce cost of revenue	62,630	38,151	18,374	27,860
Media cost of revenue	6,610	6,953	3,567	7,268
Total cost of revenue	69,240	45,104	21,941	35,128
Gross margin	25,379	20,473	10,534	20,198
Operating expenses:
Sales and marketing	15,277	11,775	4,326	8,346
Research and development	6,148	8,103	2,528	4,382
General and administrative	9,551	8,843	3,780	11,126
Amortization of intangible assets	306	200	-	1
(Gain) loss on sale of assets	(1,391)	1,020	-	(8)
Restructuring costs	(101)	(62)	-	2,179
Total operating expenses	29,790	29,879	10,634	26,026
Loss from operations	(4,411)	(9,406)	(100)	(5,828)
Interest and other income (expense), net	44	110	1,353	1,630
Other than temporary impairment of non-marketable equity securities	-	(4,585)	-	-
Income (loss) from continuing operations before income taxes	(4,367)	(13,881)	1,253	(4,198)
Provision (benefit) for income taxes	(167)	140	173	128
Income (loss) from continuing operations	(4,200)	(14,021)	1,080	(4,326)
Discontinued operations:
Loss from operations, net of taxes	(193)	-	-	-
Loss on sale, net of taxes	(55)	-	-	-
Loss from discontinued operations	(248)	-	-	-
Net income (loss)	$(4,448)	$(14,021)	$1,080	$(4,326)

Income (loss) per share from continuing operations:
Basic	$(0.69)	$(2.31)	$0.16	$(0.64)
Diluted	$(0.69)	$(2.31)	$0.16	$(0.64)
Loss per share from discontinued operations:
Basic	$(0.04)	$-	$-	$-
Diluted	$(0.04)	$-	$-	$-
Net income (loss) per share:
Basic	$(0.73)	$(2.31)	$0.16	$(0.64)
Diluted	$(0.73)	$(2.31)	$0.16	$(0.64)
Shares used in per share calculations:
Basic	6,073	6,080	6,653	6,747
Diluted	6,073	6,080	6,665	6,747

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity
BALANCE AT JULY 31, 2007	6,867	69	(4)	797,422	(26)	(732,367)	65,094
Issuance of common stock	61	-	-	51	-	-	51
Repurchase of restricted stock	(38)	-	(189)	-	-	-	(189)
Stock based compensation	-	-	-	3,593	-	-	3,593
Net loss	-	-	-	-	-	(4,326)	(4,326)
Unrealized loss on marketable securities	-	-	-	-	(571)	-	(571)
Comprehensive loss							(4,897)
BALANCE AT JULY 31, 2008	6,890	$69	$(193)	$801,066	$(597)	$(736,693)	$63,652
Issuance of common stock	9	-	-	-	-	-	-
Repurchase of restricted stock	(30)	-	(138)	-	-	-	(138)
Repurchase of common stock	(452)	(4)	-	(3,206)	-	-	(3,210)
Stock based compensation	-	-	-	1,177	-	-	1,177
Cummulative effect of adoption of new accounting principle	-	-	-	-	600	(600)	-
Net income	-	-	-	-	-	1,080	1,080
Unrealized gain on marketable securities	-	-	-	-	6	-	6
Comprehensive lncome							1,086
BALANCE AT DECEMBER 31, 2008	6,417	$65	$(331)	$799,037	$9	$(736,213)	$62,567
Issuance of common stock	25	-	-	259	-	-	259
Repurchase of restricted stock	(20)	-	(161)	-	-	-	(161)
Repurchase of common stock	(370)	(4)	-	(3,030)	-	-	(3,034)
Stock based compensation	-	-	-	2,651	-	-	2,651
Net loss	-	-	-	-	-	(14,021)	(14,021)
Unrealized gain on marketable securities	-	-	-	-	4	-	4
Comprehensive loss							(14,017)
BALANCE AT DECEMBER 31, 2009	6,052	$61	$(492)	$798,917	$13	$(750,234)	$48,265
Issuance of common stock	231	1	-	1,961	-	-	1,962
Repurchase of restricted stock	(9)	-	(130)	-	-	-	(130)
Repurchase of fractional shares	(1)	-	-	(27)	-	-	(27)
Par value change resulting from reverse stock split	-	(56)	-	56	-	-	-
Stock based compensation	-	-	-	2,253	-	-	2,253
Net loss	-	-	-	-	-	(4,448)	(4,448)
Foreign currency translation adjustment	-	-	-	-	(3)	-	(3)
Comprehensive loss							(4,451)
BALANCE AT DECEMBER 31, 2010	6,273	$6	$(622)	$803,160	$10	$(754,682)	$47,872

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008

Cash flows from operating activities from continuing operations:
Net income (loss)	$(4,448)	$(14,021)	$1,080	$(4,326)
Loss from discontinued operations	248	-	-	-
Income (loss) from continuing operations	(4,200)	(14,021)	1,080	(4,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,277	2,157	960	1,481
Stock-based compensation expense	2,253	2,651	1,177	3,593
Provision for bad debts	-	46	(52)	154
Provision for excess and obsolete inventory	42	17	(77)	43
Provision for returns	350	258	167	-
(Gain) Loss on sale of assets	(1,391)	1,020	-	8
(Gain) Loss on sale of investments	-	-	(548)	413
Change in fair value of financial assets	-	-	(600)	-
Impairment of investments	-	4,585	-	-
Changes in assets and liabilities:
Accounts receivable	(779)	78	47	742
Inventories	(8,084)	(2,033)	(202)	(976)
Prepaid expenses and other assets	361	(471)	(568)	497
Accounts payable	7,209	1,735	1,238	435
Deferred revenue	908	337	6	(148)
Accrued restructuring liabilities	(1,238)	(2,878)	(1,116)	309
Accrued liabilities and other	(619)	858	420	(671)
Other long-term liabilities	(26)	(66)	3	(688)
Net cash provided by (used in) operating activities from continuing operations	(2,937)	(5,727)	1,935	866
Cash flows from investing activities from continuing operations:
Change in restricted cash	1,000	-	-	-
Purchase of property and equipment	(4,191)	(1,001)	(907)	(3,774)
Purchase of marketable securities	-	-	(8)	(40,885)
Maturities or sales of investments and marketable securities	10,207	659	935	77,386
Acquisition of a business, net of cash acquired	(1,000)	(2,613)	-	-
Proceeds from sales of intangible assets, net	1,040	172	-	-
Purchase of intangible assets	(122)	(122)	-	-
Net cash provided by (used in) investing activities from continuing operations	6,934	(2,905)	20	32,727
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	1,962	259	-	51
Repurchase of fractional shares	(27)	-	-	-
Repurchase of stock	(130)	(3,195)	(3,348)	(189)
Net cash provided by (used in) financing activities from continuing operations	1,805	(2,936)	(3,348)	(138)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(48)	-	-	92
Net cash provided by investing activities	640	-	-	-
Net cash provided by discontinued operations	592	-	-	92
Effect of exchange rate changes on cash & equivalents	(4)	-	-	-
Net increase (decrease) in cash and cash equivalents	6,390	(11,568)	(1,393)	33,547
Cash and cash equivalents, beginning of year	28,943	40,511	41,904	8,357
Cash and cash equivalents, end of year	$35,333	$28,943	$40,511	$41,904

 The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Operations of the Company:

Overview

Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  The Company’s E-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek web site.  Geeknet’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge and freshmeat — to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Media, E-commerce, Software and Online Images businesses.  In May 2007, the Company changed its name to SourceForge, Inc.  In September 2009, the Company acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers, and in November 2009 the Company changed its name to Geeknet to project a more accurate reflection of its business, primarily to the advertising community. On November 10, 2010, the Company effected a 1-for-10 reverse stock split.  All share and per share amounts in this report have been adjusted to give effect to the reverse stock split.  In conjunction with the reverse stock split, the common stock par value remained constant at $0.001 per share.  Following the reverse stock split, a portion of the common stock was transferred to additional paid in capital.

In April 2009, the Company changed its fiscal year-end from July 31 to December 31 retroactive to December 31, 2008.  These financial statements reflect the results for the calendar years ended December 31, 2010, December 31, 2009, the five month transition period from August 1, 2008 through December 31, 2008, and the fiscal year ended July 31, 2008.

2.      Summary of Significant Accounting Policies:

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Actual results could differ from those estimates. Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the year ended December 31, 2010.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This standard is effective for 2011. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued a new standard, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This standard is effective for the Company’s 2010 calendar year reporting, except for Level 3 reconciliation disclosures which are effective for the Company’s 2011 calendar year reporting. The adoption of this standard did not have a material impact on its consolidated financial statements.

In September 2009, the FASB issued an update to the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This update will be effective for the Company’s first quarterly reporting period of 2011. The Company does not expect the adoption of this new accounting update will have a material impact on its consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.  The gain or loss on sale of assets which was previously included in other income is now included in total operating expenses.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Related Party Transactions

The Company owns approximately 9% of the outstanding capital stock of CollabNet, consisting of CollabNet’s Series C-1 preferred stock, which is recorded at $2.0 million.  As the Company holds less than 20% of the voting stock and does not otherwise exercise significant influence over it, this investment is accounted for using the cost method.  CollabNet is a developer of software used in collaborative software development.

There was no related-party revenue during the year ended December 31, 2010 and $0.5 million, $0.3 million and $0.9 million of related-party revenue from continuing operations associated with CollabNet for the year ended December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, respectively.

Foreign Currency Translation

The Company has wholly-owned subsidiaries in the United Kingdom and Belgium.  The functional currency of each subsidiary is the local currency.  Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Revenue and expenses are translated into U.S. dollars at average rates for the period.  Adjustments resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  For all non functional currency account balances, the re-measurement of such balances to the functional currency is recorded as a foreign exchange gain or loss, which is included in interest and other income, net in the same accounting period that the re-measurement occurred.

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the Chief Executive Officer, the Chief Financial Officer and the heads of the Media and E-commerce business units.  The Company currently operates as two reportable business segments:  E-commerce and Media.

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

Other-Than-Temporary Impairment

All of the Company’s available-for-sale investments and non-marketable equity securities are subject to an impairment review whenever events or circumstances indicate that their fair value is less than their carrying value.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly-traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  The Company uses third-party valuation experts to assess the reasonableness of its assumptions and to perform certain portions of the impairment analysis.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. There was no impairment for the year ended December 31, 2010. For the year ended December 31, 2009, the Company recorded impairment loss of $4.6 million related to its non-marketable equity investment in CollabNet, Inc.

Cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Adjusted Cost	Unrealized Loss	Estimated Fair Value	Adjusted Cost	Unrealized Loss	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,072	$-	$5,072	$6,000	$-	$6,000
Money market funds	30,261	-	30,261	22,943	-	22,943
Total cash and cash equivalents	$35,333	$-	$35,333	$28,943	$-	$28,943

Short-term investments:
Corporate securities	8	-	8	8	-	8
Government securities	-	-	-	10,750	(1,350)	9,400
Total short-term investments	$8	$-	$8	$10,758	$(1,350)	$9,408

Restricted cash	$-	$-	$-	$1,000	$-	$1,000

The contractual maturities of debt securities classified as trading securities at December 31, 2010 are as follows (in thousands):

Due between 90 days and one year	$8
Due more than one year	-
Total investments	$8

Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$30,261	$-	$-	$30,261
Corporate debt	-	-	8	8

Total	$30,261	$-	$8	$30,269

Amounts included in:
Cash and cash equivalents	$30,261	$-	$-	$30,261
Short-term investments	-	-	8	8

Total	$30,261	$-	$8	$30,269

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
	ARS	ARS Right	Other
Balance at December 31, 2009	$9,400	$1,350	$8
Gain on other current assets	-	(807)	-
Loss on investments	807	-	-
Sales/Maturities of assets	(10,207)	(543)	-

Balance at December 31, 2010	$-	$-	$8

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

Inventories

Inventories related to the Company’s E-commerce segment consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Restricted Cash

The Company has no restricted cash at December 31, 2010.  At December 31, 2009, the Company had a restricted cash balance with its bank to support a $1.0 million letter of credit, which was used to collateralize its former headquarters building lease in Fremont, California.  In May 2010, the letter of credit expired and the cash restriction was removed.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.  Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Computer and office equipment (useful lives of 2 to 4 years)	$5,685	$5,475
Distribution equipment (useful live of 5 years)	3,911	-
Furniture and fixtures (useful lives of 2 to 4 years)	226	210
Leasehold improvements (useful lives of lesser of estimated life or lease term)	207	93
Software (useful lives of 2 to 5 years)	579	390
Total property and equipment	10,608	6,168
Less: Accumulated depreciation and amortization	(5,494)	(3,599)
Property and equipment, net	$5,114	$2,569

Depreciation and amortization expense for continuing operations for the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 was $2.3 million, $2.2 million, $1.0 million and $1.5 million, respectively.

Goodwill and Intangible Assets

Goodwill, which is entirely related to our Media segment, is carried at cost.

Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization was $0.5 million and $0.2 million during the years ended December 31, 2010 and December 31, 2009, respectively.  Intangible asset amortization was insignificant for the five months ended December 31, 2008 and the year ended July 31, 2008.  Intangible assets at December 31, 2010 relates primarily to domain and trade names associated with the Company's Media business.  This balance is included in “Other Long-Term Assets” in the Consolidated Balance Sheets.

The Company evaluates goodwill and intangible assets for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. The annual testing date is December 31. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying net assets, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss.  The preparation of the goodwill impairment analysis requires the Company to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in its business and changes in its strategy or its internal forecasts.  The Company utilizes third-party valuation experts to assess the reasonableness of its assumptions and to perform certain portions of the impairment analysis.  Based on these assessments, there was no indication of impairment for the year ended December 31, 2010, the year ended December 31, 2009, the five months ended December 31, 2008 or the year ended July 31, 2008.

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross	Accumulated		Gross	Accumulated
	asset	amortization	Net asset	asset	amortization	Net asset
Goodwill	$62,037	$(60,362)	$1,675	$62,032	$(60,362)	$1,670

Identified intangible assets:
Domain and trade names	6,176	(6,012)	164	6,059	(5,946)	113
Purchased technology	2,535	(2,535)	-	3,492	(2,721)	771
	8,711	(8,547)	164	9,551	(8,667)	884
Total goodwill and identified intangible assets	$70,748	$(68,909)	$1,839	$71,583	$(69,029)	$2,554

Revenue Recognition

The Company recognizes revenue as follows:

E-commerce Revenue
E-commerce revenue is derived from the online sale of consumer goods.  The Company recognizes E-commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  The Company generally recognizes E-commerce revenue when products are shipped and title transfers to the customer.  The Company grants customers a limited right to return E-commerce products.  The Company has recorded reserves of $0.4 million and $0.3 million for such returns at December 31, 2010 and December 31, 2009, respectively.

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

Advertising Expenses

The Company expenses advertising costs as incurred.  Total advertising expenses for continuing operations were $4.1 million, $2.8 million, $0.9 million and $1.5 million for the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, respectively. During the years ended December 31, 2010 and December 31, 2009 the Company's E-Commerce business segment incurred advertising expense of $0.7 million and $0.1 million with a customer of its Media business segment.

Software Development Costs

Costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

No costs were capitalized for the years ended December 31, 2010 and December 31, 2009 and the five months ended December 31, 2008 as such costs are not significant.  The Company capitalized internal use software costs of $0.7 million during the year ended July 31, 2008.

Computation of Per Share Amounts

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.  Diluted income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Common equivalent shares are anti-dilutive when their conversion would increase earnings per share.  Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.  For the years ended December 31, 2010, December 31, 2009 and July 31, 2008, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities are antidilutive.

The Company considers employee equity share options, nonvested shares, and similar equity instruments as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period.  Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options and the amount of compensation cost for future service that is not yet recognized are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008

Income (loss) from continuing operations	$(4,200)	$(14,021)	$1,080	$(4,326)
Ioss from discontinued operations	(248)	-	-	-
Net income (loss)	$(4,448)	$(14,021)	$1,080	$(4,326)

Weighted average shares - basic	6,073	6,080	6,653	6,747
Effect of dilutive potential common shares	-	-	12	-
Weighted average shares - diluted	6,073	6,080	6,665	6,747

Income (loss) per share from continuing operations:
Basic	$(0.69)	$(2.31)	$0.16	$(0.64)
Diluted	$(0.69)	$(2.31)	$0.16	$(0.64)

Ioss per share from discontinued operations:
Basic	$(0.04)	$-	$-	$-
Diluted	$(0.04)	$-	$-	$-

Net income (loss) per share:
Basic	$(0.73)	$(2.31)	$0.16	$(0.64)
Diluted	$(0.73)	$(2.31)	$0.16	$(0.64)

The following potential common shares have been excluded from the calculation of diluted net income (loss) per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008
Anti-dilutive securities:
Options to purchase common stock	537	610	627	547
Unvested restricted stock purchase rights	8	16	93	66
Total	545	626	720	613

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.

Supplier Concentration

While no supplier concentration exists in the Company’s Media or E-commerce businesses, certain of the Company’s E-commerce business’s manufacturers are located outside of the United States, most of which are located in Asia (primarily China). The Company’s E-commerce business’s ability to receive inbound inventory and ship completed orders to its customers is substantially dependent on a single third-party contract-fulfillment and warehouse provider.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses, if any, and such losses have been within management’s expectations.  As of December 31, 2010, no one advertising agency represented more than 10% of gross accounts receivables. At December 31, 2009 and December 31, 2008, an advertising agency accounted for 10.5% and 11% of gross accounts receivable, respectively.

For the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, respectively, no one customer represented 10% or greater of net revenue.

3.      Balance Sheet Components

Other Long-Term Assets

Other Long Term Assets consisted of the following (in thousands):

	December 31,
	2010	2009
Non marketable equity investment	$1,979	$1,979
Goodwill	1,675	1,670
Note receivable	711	-
Intangible assets, net	164	884
Other	454	555
Other long-term assets	$4,983	$5,088

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued employee compensation and benefits	$2,252	$2,386
Other accrued liabilities	1,339	1,468
Accrued liabilities and other	$3,591	$3,854

4.      Restructuring Costs

In October 2007, the Company relocated its corporate headquarters to Mountain View, California.  During fiscal year 2008, which ended on July 31, 2008 under its prior fiscal calendar, the Company recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at its former corporate headquarters located in Fremont, California.  In conjunction with the sale of its Software business in April 2007, the Company accrued a restructuring charge of $0.6 million for the excess facility space used in the operation of its Software business, which was included in the gain on disposal of discontinued operations.  In fiscal 2001 and 2002, the Company adopted plans to exit its hardware systems and hardware-related software engineering and professional services businesses, as well as exit a sublease agreement and to reduce its general and administrative overhead costs.

Below is a summary of the restructuring charges (in thousands):

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008
Cash provision:
Facilities charges	$(27)	$(62)	$-	$2,057
Cash proceeds from sales of furniture	$(74)
Non-cash:
Write-off of equipment and leasehold improvements	-	-	-	122
	$(101)	$(62)	$-	$2,179

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Other	Restructuring Charges	Cash payments	Balance at End of Period

For the year ended July 31, 2008	$5,048	$590	$2,179	$(2,585)	$5,232
For the five months ended Deccember 31, 2008	$5,232	$47	$-	$(1,163)	$4,116
For the year ended December 31, 2009	$4,116	$65	$(62)	$(2,881)	$1,238
For the year ended December 31, 2010	$1,238	$4	$(101)	$(1,141)	$-

5.      Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through 2014.  Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of December 31, 2010 are as follows (in thousands):

	Gross Operating Leases	Sublease Income	Net Operating Leases
2011	1,224	(822)	402
2012	1,032	(771)	261
2013	315	-	315
2014	214	-	214
Total minimum lease obligations	$2,785	$(1,593)	$1,192

Gross rent expense for the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 was approximately $1.3 million, $1.0 million, $0.4 million and $1.4 million, respectively.  This rent expense was offset by sublease income of $0.2 million, $0.1 million and $0.4 million for the years ended December 31, 2010, December 31, 2009 and July 31, 2008, respectively.  There was no sublease income for the five months ended December 31, 2008.

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

In 2008, the parties reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors appealed the Court's October 5, 2009 order to the Second Circuit Court of Appeals.  The Plaintiffs have filed motions to dismiss the appeals and those motions are still pending.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant and no recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  On January 18, 2011, the Ninth Circuit Court of Appeals voted unanimously to deny Simmonds’s petition for a rehearing en banc. The matter is pending a petition for a writ of certiorari to the U.S. Supreme Court.

On November 17, 2010, the Company filed a lawsuit against Tightrope Interactive claiming among other things trademark infringement, cyber piracy and violation of the California Consumer Protection against Computer Spyware Act regarding Tightrope Interactive’s use of certain software provided by VLC, a French non-profit whose software project is hosted on SourceForge.net.  On December 14, 2010, Tightrope Interactive answered the complaint and filed counterclaims alleging the Company sent a wrongful Digital Millennium Copyright Act request to take down Tightrope Interactive material.  The Company intends to vigorously defend itself.  Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of these claims at this time or the range of a possible loss, and therefore has not accrued for any potential loss.

  The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At December 31, 2010 no liability was recorded for outstanding matters.

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

8.      Common Stock

Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $10 million of its common stock over the 12-month period which ended October 2009.  Repurchased shares were cancelled and retired.  Under this program the Company repurchased and retired 0.8 million shares of common stock at a weighted-average price of $7.60 per share for an aggregate purchase price of $6.2 million.

Stock Option Plans

In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At December 31, 2010, a total of 15,246 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Under the 2007 Plan, the Board of Directors may grant to employees, consultants and directors an option to purchase shares of the Company’s Common Stock and/or awards of the Company’s common stock at terms and prices determined by the Board of Directors.

The 2007 Plan will terminate in 2017.  Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock at the date of grant.  All vested options or awards granted under the 2007 Plan may be exercised at any time within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the Board of Directors.  The Company’s policy is to issue new shares upon exercise of options, granting of Restricted Stock Awards ("RSA") or vesting of Restricted Stock Units ("RSU") under the 2007 Plan.

As of December 31, 2010, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans	127,575
1999 Director Option Plan	40,250
2007 Equity Plan	306,833

474,658

The following table summarizes option and restricted stock activities from July 31, 2006 through December 31, 2009:

			Stock Options Outstanding
	Available for Grant	Restricted Stock	Number Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at July 31, 2007	913,190	131,750	657,024	$42.60	6.07	$4,131
Authorized	525,000
Granted	(246,548)	58,000	130,548	$20.30
Exercised	-	-	(3,128)	$16.50
Restricted stock released	-	(35,042)	-	$-
Restricted stock repurchased	52,500	(26,250)	-	$-
Cancelled	(816,405)	-	(163,725)	$41.20

Balance at July 31, 2008	427,737	128,458	620,719	$38.50	5.48	$62
Granted	(279,050)	9,000	261,050	$7.20
Exercised	-	-	-	$-
Restricted stock released	-	(30,458)	-	$-
Restricted stock repurchased	25,333	(20,333)	-	$-
Cancelled	16,552	-	(16,687)	$38.00

Balance at December 31, 2008	190,572	86,667	865,082	$29.10	6.27	$611
Granted	(197,705)	4,900	187,905	$12.10
Exercised	-	-	(20,519)	$12.60
Restricted stock released	-	(42,651)	-	$-
Restricted stock repurchased	15,334	(7,667)	-	$-
Cancelled	302,763	-	(306,747)	$39.20

Balance at December 31, 2009	310,964	41,249	725,721	$20.88	7.58	$1,291
Granted	(632,769)	163,650	305,469	$15.32
Exercised	-	-	(230,723)	$8.51
Restricted stock released	-	(33,428)	-	$-
Restricted stock repurchased	14,084	(7,042)	-	$-
Cancelled	322,967	-	(325,809)	$24.05

Balance at December 31, 2010	15,246	164,429	474,658	$20.72	7.15	$3,573
Exercisable at December 31, 2010			233,756	$26.88	5.05	$1,083
Vested and expected to vest at December 31, 2010			433,795	$21.25

Restricted stock includes both RSAs and RSUs.  At December 31, 2010, the Company had 156,250 outstanding RSUs, which vest over a three year period.  There were no RSUs outstanding at December 31, 2009.  At December 31, 2010 and December 31, 2009 the Company had outstanding RSAs of 8,179 and 41,249, respectively, which are included in Common Stock.  The total intrinsic value of options exercised was negligible during the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008.  The Company issues new shares upon the exercise of options.  For the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 no tax benefit was realized from exercised options.

The options outstanding and currently exercisable by exercise price at December 31, 2010 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 8.30	-	$ 11.70	16,175	7.43	$10.79	8,143	$10.51
$ 11.70	-	$ 11.90	55,979	8.17	11.90	21,072	11.90
$ 12.00	-	$ 13.90	63,769	8.12	13.32	19,289	12.99
$ 14.00	-	$ 14.50	56,380	8.97	14.18	16,695	14.09
$ 14.70	-	$ 14.90	62,504	9.27	14.75	2,500	14.90
$ 15.00	-	$ 18.50	51,762	7.72	16.42	21,028	16.81
$ 18.70	-	$ 24.99	50,209	5.69	21.55	28,702	22.27
$ 24.99	-	$ 40.20	51,354	2.88	31.93	50,978	31.96
$ 40.20	-	$ 41.20	51,291	5.65	41.02	50,174	41.04
$ 41.50	-	$ 52.00	15,235	5.79	48.96	15,175	48.98

$ 8.30		$ 52.00	474,658	7.15	$20.72	233,756	$26.88

The total intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2010 was $3.6 million and $1.1 million, respectively. The aggregate intrinsic value in the above table is calculated as the excess of the December 31, 2010 official closing price of the Company’s stock of $25.03 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The weighted-average remaining contractual life of options exercisable as of December 31, 2010 was 5.05 years.  The total number of in-the-money options exercisable as of December 31, 2010 was 0.1 million.

The total fair value of options vested during the years ended December 31, 2010 and December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008 were insignificant.  As of December 31, 2010, total compensation cost not yet recognized and the weighted-average remaining term is as follows (amounts in thousands)

	Expense not yet recognized	Remaining Term(years)
Stock Options	$2,313	3.0
Restricted Stock Units	$2,938	3.0
Restricted Stock Awards	$113	0.5

Valuation and Expense Information

The following table summarizes stock-based compensation expense recorded (in thousands):

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008
E-commerce cost of revenue	$97	$79	$29	$59
Media cost of revenue	109	240	99	190
Included in cost of revenue	206	319	128	249
Sales and marketing	458	513	221	474
Research and development	298	343	130	204
General and administrative	1,291	1,476	698	2,666
Included in operating expenses	2,047	2,332	1,049	3,344

Total share-based compensation expense	$2,253	$2,651	$1,177	$3,593

In conjunction with the resignation of certain executives in August 2010 and September 2010, the Company accelerated vesting of options to purchase 88,000 shares and extended the exercise period of 29,000 options.  In conjunction with the resignation of the Company’s former Chief Executive Officer in June 2008, the Company extended the exercise period for the former CEO’s options to purchase 181,000 shares of the Company’s common stock by 12 months (following the completion of the former CEO’s consulting agreement) and accelerated vesting of his restricted stock purchase rights for 32,000 shares.  As a result of these modifications the Company recorded additional stock-based compensation of $0.4 million and $1.0 million during the years ended December 31, 2010 and July 31, 2008.

The fair value of RSAs and RSUs has been calculated based on the grant date fair value of the Company's common stock.  The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Year Ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008
Expected life (years)	5.60	5.82	5.63	4.45
Risk-free interest rate	2.3%	2.8%	1.9%	3.6%
Volatility	63%	66%	62%	60%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$8.70	$7.40	$3.90	$10.40

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

9.      Income Taxes

The Company provides for income taxes using an asset and liability approach, where deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

Income (loss) from continuing operations before income taxes consists of the following components (in thousands):

	Year ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008
($ in thousands)
United States	$(4,391)	$(13,881)	$1,253	$(4,198)
Foreign	24	-	-	-
	$(4,367)	$(13,881)	$1,253	$(4,198)

During the years ended December 31, 2010, December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, the Company paid income taxes of $0.1 million, $0.1 million, $0.2 million and $0.1 million, respectively.

A summary of total tax expense, by classification, included in the accompanying consolidated statements of income is as follows (in thousands):

	Year ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008
($ in thousands)
Current:
Federal	$(44)	$-	$-	$(24)
State	(128)	140	173	152
Foreign	5	-	-	-
	$(167)	$140	$173	$128

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year ended December 31,
	2010	2009
($ in thousands)
Deferred tax assets:
Accruals and reserves	$3,309	$4,179
Net operating loss carryforwards	96,090	95,676
Research and development credit carryforward	3,141	2,624
Gross deferred tax asset	102,540	102,479
Valuation allowance	(102,540)	(102,479)
Net deferred tax asset	$-	$-

At December 31, 2010, management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Year ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008
Tax at Federal statutory rate	34.0%	34.0%	34.0%	34.0%
State, net of Federal benefit	2.9%	(0.7)%	9.1%	(2.3)%
Stock compensation	(2.9)%	(2.1)%	10.7%	0.0%
Research and development credit	5.6%	1.1%	(11.5)%	(5.2)%
Return to Provision and True-ups	3.1%	0.0%	(11.7)%	0.0%
Change in valuation allowance	(36.6)%	(30.3)%	(30.0)%	(29.5)%
Other	(2.5)%	(2.9)%	0.8%	0.0%
Provision for taxes	3.6%	(0.9)%	1.4%	(3.0)%

As of December 31, 2010, the Company has approximately $277.7 million of federal net operating losses available to offset future federal taxable income, which expire at various dates through fiscal year 2030.  This amount includes approximately $12.5 million of net operating loss carryforwards from the acquisition of Andover.net in fiscal 2000.  The deferred tax assets related to this of approximately $5.6 million may be used to reduce the tax provision if and when realized.  Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in the Company's ownership which occurred between 1996 and 1999, and a change in ownership resulting from the Company's June 2000 acquisition of Andover.net.  The Company also has California net operating loss carryforwards of approximately $77.2 million to offset future California taxable income, which expire at various dates beginning in 2017.  The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.  As of December 31, 2010, the Company has gross Federal and California state research and development credit carryforwards of $2.7 million and $2.2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended		Five Months Ended	Year Ended
	December 31,		December 31,	July 31,
	2010	2009	2008	2008

Unrecognized tax benefits at beginning of period	$810	$718	$647	$638
Gross increases to current period tax positions	180	92	71	9
Gross increases to prior period tax positions	244	-	-	-
Unrecognized tax benefits at end of period	$1,234	$810	$718	$647

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of its income tax expense. During the years ended December 31, 2010 and December 31, 2009, the five month transition period ended December 31, 2008 and the year ended July 31, 2008, no interest or penalties were recognized.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There are no unrecognized tax benefits that would affect the actual tax rate at December 31, 2010.

10.   Acquisitions and Discontinued Operations

Geek.com
In May 2010, the Company's Media segment acquired Geek.com for $1.0 million in cash.  Geek.com is an online technology resource and community for technology enthusiasts and professionals.  Geek.com was acquired to expand the Company's traffic and to provide a platform to penetrate Geeknet's mainstream consumer advertising categories.

The acquisition was treated as the acquisition of a business and the Company allocated the $1.0 million purchase price to the intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values was recorded as goodwill. In determining the purchase price, the Company considered the audience and traffic patterns of Geek.com and the opportunity for the Company to monetize Geek.com through its direct and indirect sales channels as well as through its E-commerce business.

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
$1,000

The identified intangible assets are comprised of Geek.com's domain name and had a useful life of three years.

In conjunction with the Company's decision to focus its Media web sites on the business community, the Company sold the Geek.com business to Ziff Davis, Inc. for $0.8 million on December 31, 2010.  The Company received $0.6 million in cash and $0.2 million in an escrow account with respect to certain standard representations and warranties made by the Company.  The escrow funds, net of any claims, will be returned on December 31, 2011 and are included in the calculation of the proceeds on sale of Geek.com due to the Company’s assessment, beyond a reasonable doubt, that no liabilities will arise under the indemnification provisions of the agreement with Ziff Davis, Inc.  The sale of Geek.com has been treated as a discontinued operation in the accompanying consolidated financial statements.

Income from discontinued operations consists of direct revenue and direct expenses of Geek.com, including cost of revenue, as well as other fixed and allocated costs. The loss on sale of assets includes the goodwill recorded on the acquisition of Geek.com.  A summary of the operating results of Geek.com included in discontinued operations in the accompanying condensed consolidated statements of income is as follows (in thousands):

Year Ended December 31, 2010

Revenue	$156

Loss from operations before income taxes	$(193)
Income taxes	-
Loss from operations, net of income taxes	$(193)

Loss on sale of assets, net of income taxes	$(55)

Ohloh Corporation
In June 2009, the Company's Media segment acquired Ohloh Corporation (“Ohloh”) for $2.6 million in cash.  Visitors to Ohloh's web site, Ohloh.net, supply data about open source projects and developers.  Ohloh augmented this user-contributed data with data gathered from its web-crawling technology.  The Company used Ohloh's database of open source software and developers to enhance its understanding of the Open Source Software (“OSS”) community and generated additional revenue from advertisers who used Ohloh’s data to reach their desired audience.  The acquisition of Ohloh was intended to enhance the Company’s position in and reach into the OSS community.

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

On September 30, 2010, the Company sold the Ohloh website, including the developed technology and related equipment required to operate the website to Black Duck Software, Inc. ("Black Duck") for consideration of $1.3 million in cash and a convertible promissory note in the principal amount of $1.3 million, bearing annual interest at 3.25 percent and due on September 30, 2013.  A portion of the cash, $0.3 million, was deposited in an escrow account to secure certain representations, warranties and covenants made by the Company to Black Duck.  As of December 31, 2010, the Company has received 25% of the escrow funds with the remaining amounts to be received as follows:  25% in January 2011 and 50% on September 30, 2011.  The sale of the Ohloh website, which did not meet the criteria for a discontinued operation, resulted in a $1.4 million gain, which is included in the Gain (loss) on sale of asset.

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

11.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  E-commerce and Media.

The Company’s E-commerce segment provides online sales of a variety of retail products of interest to technology professionals and technology enthusiasts and general consumers and the Media segment consists of web sites serving these communities.  The Company’s websites that comprise the Media segment include: SourceForge, Slashdot and freshmeat.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other”.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the Chief Executive Officer, the Chief Financial Officer and the heads of the Media and E-commerce business units.  The Company’s chief decision-making group excludes any intersegment sales and assets when evaluating the performance of the segments.  The Company’s assets and liabilities are not allocated or reviewed by the chief decision-making group for either operating segment.  The depreciation of the Company’s property, equipment and leasehold improvements are allocated based on headcount, unless specifically identified by operating segment.

(in thousands)	E-commerce	Media	Other	Total Company
Year Ended December 31, 2010
Revenue from external customers	$76,335	$18,284	$-	$94,619
Cost of revenue	$62,630	$6,610	$-	$69,240
Gross margin	$13,705	$11,674	$-	$25,379
Income (loss) from operations	$733	$(5,144)	$-	$(4,411)
Depreciation and amortization	$496	$1,781	$-	$2,277
Year Ended December 31, 2009
Revenue from external customers	$49,091	$16,486	$-	$65,577
Cost of revenue	$38,151	$6,953	$-	$45,104
Gross margin	$10,940	$9,533	$-	$20,473
Income (loss) from operations	$2,787	$(12,193)	$-	$(9,406)
Depreciation and amortization	$145	$2,535	$(523)	$2,157
Five Months Ended December 31, 2008
Revenue from external customers	$23,994	$8,481	$-	$32,475
Cost of revenue	$18,374	$3,567	$-	$21,941
Gross margin	$5,620	$4,914	$-	$10,534
Income (loss) from operations	$2,843	$(2,943)	$-	$(100)
Depreciation and amortization	$44	$916	$-	$960
Year Ended July 31, 2008
Revenue from external customers	$36,820	$18,506	$-	$55,326
Cost of revenue	$27,860	$7,268	$-	$35,128
Gross margin	$8,960	$11,238	$-	$20,198
Operating income (loss)	$3,561	$(7,210)	$(2,179)	$(5,828)
Depreciation expense	$75	$1,406	$-	$1,481

During the time period covered by the table above, the Company marketed its E-commerce products through its online web site and its Media products in the United States through its direct sales force.  International Media sales were marketed through representatives based in the United Kingdom, Europe, Asia and Australia.  International revenue from the E-commerce segment comprised approximately 18%, 17%, 15% and 19% of total E-commerce revenue for the year ended December 31, 2010, the year ended December 31, 2009, the five months ended December 31, 2008 and the year ended July 31, 2008, respectively.  International revenue for the Media segment was less than 10% of total Media revenue for all periods presented.  International revenue consists of E-commerce shipments outside the United States of America and revenue from Media customers located outside the United States of America.

12.  Subsequent Event

In February 2011, the Company announced an "odd lot" share repurchase program under which the Board of Directors approved the repurchase of up to $1 million of the Company's common stock through March 18, 2011.

Quarterly Consolidated Financial Data
(Unaudited, in Thousands, except per share amounts)

The Company’s quarters end on March 31, June 30, September 30 and December 31 of each calendar year.

	For the three months ended
	March 31	June 30	September 30	December 31
Year 2010
Net revenue	$14,679	$15,274	$14,659	$50,007
Gross margin	4,080	4,687	2,788	13,824
Income (loss) from continuing operations	(2,821)	(2,484)	(3,761)	4,866
Net income (loss)	$(2,821)	$(2,506)	$(3,850)	$4,729
Net income (loss) per share from continuing operations:
Basic	$(0.47)	$(0.41)	$(0.62)	$0.78
Diluted	$(0.47)	$(0.41)	$(0.62)	$0.77
Net income (loss) per share:
Basic	$(0.47)	$(0.41)	$(0.64)	$0.76
Diluted	$(0.47)	$(0.41)	$(0.64)	$0.75

Year 2009
Net revenue	$10,371	$11,785	$10,787	$32,634
Gross margin	2,854	3,915	3,104	10,600
Income (loss) from operations	(2,934)	(3,632)	(4,562)	1,722
Net income (loss)	$(7,426)	$(3,586)	$(4,537)	$1,528
Net income (loss) per share:
Basic	$(1.17)	$(0.60)	$(0.76)	$0.25
Diluted	$(1.17)	$(0.60)	$(0.76)	$0.25

Loss from continuing operations includes severance expense of $0.4 million, $1.9 million and $0.3 million during the three months ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively. The three months ended September 30, 2010 also includes a $1.4 million gain on sale of assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed in our current report on Form 8-K filed on September 16, 2010, the Audit Committee of our Board of Directors dismissed Stonefield Josephson, Inc. (“SJ”) as its independent registered public accounting firm effective September 14, 2010 and on September 15, 2010, the Audit Committee engaged KPMG LLP as its new independent registered public accounting firm.

The reports of SJ on our financial statements for the year ended December 31, 2009, the five month transition period ended December 31, 2008 and the year ended July 31, 2008 contained no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the year ended December 31, 2009, the five month transition period ended December 31, 2008 and the year ended July 31, 2008 and through September 14, 2010, there were no disagreements with SJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of SJ would have caused SJ to make reference thereto in connection with its reports on our financial statements for such periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the  Securities Exchange Act) occurred during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

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

Item 9B.  Other Information

The annual meeting of stockholders for 2011 is scheduled to be held on May 9, 2011.  Under our bylaws as currently in effect notices of stockholder proposals must be received no later than the close of business by the 10th day following the date on which public announcement of the date of such meeting is first made in order to be timely.  Accordingly, notices of stockholder proposals with respect to the 2011 annual meeting of stockholders must be received by March 13, 2011 in order to be timely.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees And Executive Officers” in the Company’s 2010 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 9, 2011.

Code of Ethics

In addition to the Company’s Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers.  The Company has posted the text of its Code of Ethics for Principal Executive and Senior Financial Officers on its Internet web site at:investors.geek.net/governance.cfm

We will post on this section of our website any amendment to our Code of Ethics for Principal Executive and Senior Financial Officers that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market.

Item 11.  Executive Compensation

The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2010 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 9, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2010 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 9, 2011.

The following table summarizes our equity compensation plans as of December 31, 2010, all of which have been approved by our stockholders:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)

Equity compensation plans approved by stockholders	474,658	(1)(2)	$20.72	15,246
______________________

(1)
Includes 306,833 options outstanding under the Company’s 2007 Equity Plan, 127,575 options outstanding under the Company’s 1998 Stock Plan and 40,250 options outstanding under the Company’s 1999 Director’s Plan.

(2)	Does not include 156,250 restricted stock units outstanding under the Company's 2007 Equity Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2010 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 9, 2011.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2010 Proxy Statement,  which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 9, 2011.

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

GEEKNET, INC.

	By:	/s/ KENNETH G. LANGONE

Kenneth G. Langone
President and Chief Executive Officer
Date: February 22, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kenneth G. Langone and Kathryn K. McCarthy, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth G. Langone	President, Chief Executive Officer and	February 22, 2011
Kenneth G. Langone	Chairman of the Board of Directors

/s/ Kathryn K. McCarthy	Executive Vice President and Chief Financial Officer	February 22, 2011
Kathryn K. McCarthy	(principal financial officer)

/s/ Matthew C. Blank	Director	February 18, 2011
Matthew C. Blank

/s/ Andrew Anker	Director	February 19, 2011
Andrew Anker

/s/ Matt Carey	Director	February 21, 2011
Matt Carey

/s/ Peter A. Georgescu	Director	February 18, 2011
Peter A. Georgescu

/s/ Robert M. Neumeister, Jr.	Director	February 18, 2011
Robert M. Neumeister, Jr.

/s/ Frank A. Riddick, III	Director	February 21, 2011
Frank A. Riddick, III

/s/ Derek Smith	Director	February 18, 2011
Derek Smith

/s/ Michael Solomon	Director	February 18, 2011
Michael Solomon

/s/ David B. Wright	Director	February 18, 2011
David B. Wright

GEEKNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Allowance for doubtful accounts
Year Ended July 31, 2007	$122	7	53	$76
Year Ended July 31, 2008	$76	154	178	$52
Five Months Ended December 31, 2008	$52		52	$-
Year Ended December 31, 2009	$-	97	97	$-
Year Ended December 31, 2010	$-	-	-	$-

Exhibit Number		EXHIBIT INDEX

2.1(2)	—	Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant

3.2	—	Amended and Restated Bylaws of the Registrant

3.3(4)	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant

3.4(13)	—	Certificate of Ownership and Merger of Geeknet, Inc. with and into SourceForge, Inc., dated November 4, 2009

3.5(14)	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

3.6	—	Amendment to the Amended and Restated Bylaws of the Registrant dated February 9, 2010

3.7(16)	—	Amendment to the Amended and Restated Bylaws of the Registrant dated August 20, 2010

4.1(1)	—	Specimen Common Stock Certificate

10.1(1) ‡	—	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2(1) ‡	—	1998 Stock Plan and forms of agreement thereunder

10.4(1) ‡	—	1999 Director Option Plan

10.9(3)	—	Asset Purchase Agreement dated December 23, 2005 by and between JupiterImages Corporation, the Registrant, and Animation Factory, Inc.

10.11(5)	—	Mountain View City Center Net Office Lease by and between the Registrant and Eagle Square Partners dated July 14, 2007

10.14(6) ‡	—	2007 Equity Incentive Plan

10.15(7) ‡	—	2007 Equity Incentive Plan Award Agreements

10.16(8) ‡	—	Separation Agreement and Release by and between Ali Jenab and the Registrant dated June 9, 2008

10.17(9) ‡	—	Consulting Agreement by and between Ali Jenab and the Registrant dated as of June 9, 2008

10.19(10) ‡	—	Offer Letter dated December 3, 2008 by and between the Registrant and Scott L. Kauffman

10.20(11) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Patricia S. Morris

10.21(12) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Caroline Offutt

10.23(15) ‡	—	Employment Agreement, effective as of December 16, 2010, by and between the Company and Kathryn McCarthy

10.24(17)	—	Office Lease Agreement between PS Business Parks, L.P. and ThinkGeek, Inc., dated June 26, 2009

10.25(18) ‡	—	Restricted Stock Award Agreement between the Registrant and Kathryn McCarthy, dated December 30, 2010

23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	—	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (see signature page)

31. 1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
_______________________

‡	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the corresponding exhibit of Registrant’s form S-1 and the amendment thereto (Commission registration no. 333-88687).

(2)	Incorporated by reference from Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).

(3)	Incorporated by reference from Exhibit 2.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2006 filed on April 10, 2006 (Commission file number 000-28369).

(4)	Incorporated by reference from Exhibit 3.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2001 filed on December 7, 2001 (Commission file number 000-28369).

(5)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2007.

(6)	Incorporated by reference from Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369).

(7)	Incorporated by reference from Exhibits 10.1 through 10.4 of Registrant’s Current Report on Form 8-K filed on December 31, 2007.

(8)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(10)	Incorporated by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 4, 2008.

(11)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2009.

(12)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2009.

(13)	Incorporated by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on November 4, 2009.

(14)	Incorporated by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 4, 2009.

(15)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 20, 2010.

(16)	Incorporated by reference from Exhibit 3.2 of Registrant’s Current Report on Form 10-Q filed on November 8, 2010 (Commission file number 000-28369).

(17)	Incorporated by reference from Exhibit 23.1 of Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369).

(18)
Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 file on January 3, 2011 Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369).