Form 10-Q
period 2011-03-31
Geeknet, Inc
filed 2011-05-06
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Registrant had 6,302,434 shares of Common Stock, $0.001 par value outstanding as of April 29, 2011.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,610	$35,333
Short-term investments	8	8
Accounts receivable, net of allowance of $3 and $0, respectively	5,401	5,078
Inventories	11,078	13,322
Prepaid expenses and other current assets	3,027	2,919
Total current assets	45,124	56,660
Property and equipment, net	4,822	5,114
Other long-term assets	4,939	4,983
Total assets	$54,885	$66,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,128	$13,381
Deferred revenue	1,788	1,836
Accrued liabilities and other	2,234	3,591
Total current liabilities	8,150	18,808
Other long-term liabilities	109	77
Total liabilities	8,259	18,885
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	7	6
Treasury stock	(732)	(622)
Additional paid-in capital	804,410	803,160
Accumulated other comprehensive income	9	10
Accumulated deficit	(757,068)	(754,682)
Total stockholders’ equity	46,626	47,872
Total liabilities and stockholders’ equity	$54,885	$66,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
E-commerce revenue	$15,205	$10,384
Media revenue	4,711	4,295
Revenue	19,916	14,679
Cost of revenue:
E-commerce cost of revenue	13,634	8,818
Media cost of revenue	1,346	1,781
Cost of revenue	14,980	10,599
Gross margin	4,936	4,080
Operating expenses:
Sales and marketing	3,368	3,162
Research and development	977	1,530
General and administrative	2,972	2,124
Amortization of intangible assets	20	91
Loss on sale of assets	-	18
Total operating expenses	7,337	6,925
Loss from operations	(2,401)	(2,845)
Interest and other income (expense), net	(8)	23
Loss before income taxes	(2,409)	(2,822)
Income tax benefit	(23)	(1)
Net loss	$(2,386)	$(2,821)

Net loss per share:
Basic and diluted	$(0.38)	$(0.47)

Shares used in per share calculations:
Basic and diluted	6,276	6,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,386)	$(2,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	528
Stock-based compensation expense	729	679
Provision for bad debts	3	-
Provision for excess and obsolete inventory	26	17
Loss on sale of assets	-	18
Changes in assets and liabilities:
Accounts receivable	(326)	37
Inventories	2,218	(172)
Prepaid expenses and other assets	(84)	502
Accounts payable	(9,253)	(2,097)
Accrued restructuring liabilities	-	(720)
Deferred revenue	(48)	33
Accrued liabilities and other	(1,357)	(1,012)
Other long-term liabilities	32	(4)
Net cash used in operating activities	(9,905)	(5,012)
Cash flows from investing activities:
Purchase of property and equipment	(229)	(1,048)
Purchase of intangible assets	-	(13)
Maturities or sale of marketable securities	-	100
Net cash used in investing activities	(229)	(961)
Cash flows from financing activities:
Proceeds from issuance of common stock	522	28
Repurchase of common stock	(110)	-
Net cash provided by financing activities	412	28
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)
Net decrease in cash and cash equivalents	(9,723)	(5,947)
Cash and cash equivalents, beginning of period	35,333	28,943
Cash and cash equivalents, end of period	$25,610	$22,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Overview
Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  The Company’s e-commerce subsidiary, ThinkGeek , Inc., sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek web site.  Geeknet’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge and freshmeat — to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Media, ThinkGeek, Software and Online Images businesses.  In May 2007, the Company changed its name to SourceForge, Inc.  In September 2009, the Company acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers, and in November 2009 the Company changed its name to Geeknet to project a more accurate reflection of its business, primarily to the advertising community.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and March 31, 2010 and its cash flows for the three months ended March 31, 2011 and March 31, 2010 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.  Summary of Significant Accounting Policies

Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the three months ended March 31, 2011 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Adopted Accounting Pronouncements
On January 1, 2011, the Company prospectively adopted accounting standard update (“ASU”) 2009-13, which amends Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.  Under this standard, Media revenue in arrangements with multiple deliverables is allocated using estimated selling prices, whereas prior to January 1, 2011, the Company's rate card was used to allocate such revenue and in some instances the residual method was used to allocate revenue.  The adoption of ASU 2009-13 did not have a significant impact on the Company's consolidated financial statements.

Use of Estimates in Preparation of Consolidated Financial Statements
The preparation of the Company’s consolidated financial statements and related notes requires the Company to make estimates, and these include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  The Company has based its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and the Company evaluates its estimates on a regular basis and makes changes accordingly.  Historically, the Company’s estimates relative to its critical accounting estimates have not differed materially from actual results, however actual results may differ from these estimates under different conditions.

A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made.  Different estimates that reasonably could have been used, or changes in accounting estimates, could materially impact the financial statements.

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of Geeknet and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At March 31, 2011, the Company owned approximately 9% of CollabNet consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

Foreign Currency Translation
The Company has wholly-owned subsidiaries in the United Kingdom and Belgium.  The functional currency of each subsidiary is the local currency.  Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Revenue and expenses are translated into U.S. dollars at average rates for the period.  Adjustments resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  For all non-functional currency account balances, the re-measurement of such balances to the functional currency is recorded as a foreign exchange gain or loss, which is included in interest and other income, net in the same accounting period that the re-measurement occurred.

Segment and Geographic Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the President and Chief Executive Officer, the Chief Financial Officer and the heads of the Media and ThinkGeek business units.  The Company currently operates as two reportable business segments:  ThinkGeek e-commerce; and Media.

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

Inventories
Inventories related to ThinkGeek’s e-commerce business consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Goodwill and Intangibles
Goodwill, which is entirely related to our Media segment, is carried at cost.  Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at March 31, 2011.

Goodwill and intangible assets are as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	asset	amortization	asset	asset	amortization	asset
Goodwill	$62,037	$(60,362)	$1,675	$62,037	$(60,362)	$1,675

Identified intangible assets:
Domain and trade names	6,176	(6,032)	144	6,176	(6,012)	164
Purchased technology	2,535	(2,535)	-	2,535	(2,535)	-
	8,711	(8,567)	144	8,711	(8,547)	164
Total goodwill and identified intangible assets	$70,748	$(68,929)	$1,819	$70,748	$(68,909)	$1,839

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,	Amount
2011	$61
2012	68
2013	15
Total	$144

Revenue Recognition
The Company recognizes revenue as follows:

ThinkGeek Revenue
ThinkGeek revenue is derived from the online sale of consumer goods.  The Company recognizes ThinkGeek revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured.  The Company generally recognizes ThinkGeek revenue when products are shipped and title transfers to the customer.  The Company grants customers a limited right to return its products.  The Company has recorded reserves of $0.1 million and $0.4 million for such returns at March 31, 2011 and December 31, 2010, respectively.

The ThinkGeek e-commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season.  In the past several years, a substantial portion of ThinkGeek’s revenue has occurred in the Company’s fourth calendar quarter which begins on October 1 and ends on December 31.  As is typical in the retail industry, the Company generally experiences lower monthly revenue during the first nine months of the year.  The ThinkGeek revenue in a particular period is not necessarily indicative of future revenue for a subsequent quarter or its full year.

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

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.  At March 31, 2011 and December 31, 2010, no customer accounted for more than 10% of the Company's gross accounts receivable.

For the three months ended March 31, 2011 and March 31, 2010, no customer represented 10% or greater of net revenue.

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.  The gain or loss on sale of assets which was previously included in other income is now included in total operating expenses.

3. Composition of Certain Balance Sheet Components

Property and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Computer and office equipment (useful lives of 2 to 4 years)	$5,767	$5,685
Distribution equipment (useful live of 5 years)	3,911	3,911
Furniture and fixtures (useful lives of 2 to 4 years)	296	226
Leasehold improvements (useful lives of lesser of estimated life or lease term)	282	207
Software (useful lives of 2 to 5 years)	581	579
Total property and equipment	10,837	10,608
Less: Accumulated depreciation and amortization	(6,015)	(5,494)
Property and equipment, net	$4,822	$5,114

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Non marketable equity investment	$1,979	$1,979
Goodwill	1,675	1,675
Note receivable	711	711
Intangible assets, net	144	164
Other	430	454
Other long-term assets	$4,939	$4,983

Accrued liabilities and other consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued employee compensation and benefits	$1,684	$2,252
Other accrued liabilities	550	1,339
Accrued liabilities and other	$2,234	$3,591

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other comprehensive gain or loss in stockholders’ equity or other income in the statement of operations.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2011			December 31, 2010
	Adjusted Cost	Unrealized Loss	Estimated Fair Value	Adjusted Cost	Unrealized Loss	Estimated Fair Value
Cash and cash equivalents:
Cash	$2,348	$-	$2,348	$5,072	$-	$5,072
Money market funds	23,262	-	23,262	30,261	-	30,261
Total cash and cash equivalents	$25,610	$-	$25,610	$35,333	$-	$35,333

Short-term investments:
Corporate securities	8	-	8	8	-	8
Total short-term investments	$8	$-	$8	$8	$-	$8

5. Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$23,262	$-	$-	$23,262
Corporate debt	-	-	8	8

Total	$23,262	$-	$8	$23,270

Amounts included in:
Cash and cash equivalents	$23,262	$-	$-	$23,262
Short-term investments	-	-	8	8

Total	$23,262	$-	$8	$23,270

There was no change in the beginning and ending balances of assets measured at fair value using significant unobservable inputs (Level 3).

6.  Computation of Per Share Amounts

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,386)	$(2,821)

Weighted average shares - basic and diluted	6,276	6,013

Net loss per share:
Basic and diluted	$(0.38)	$(0.47)

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Anti-dilutive securities:
Options to purchase common stock	233	481
Restricted stock awards and restricted stock units	158	1
Total	391	482

7.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.  The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,386)	$(2,821
Unrealized gain on marketable securities and investments	-	-
Foreign currency translation (gain) loss	1	(2
Comprehensive loss	$(2,385)	$(2,823)

8.  Stockholders’ Equity and Stock-Based Compensation

Common Stock
During the three months ended March 31, 2011, the Company repurchased 2,923 shares of its common stock at a weighted-average price of $26.06 under an "odd lot" share repurchase program.

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  At March 31, 2011, a total of 75,612 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

The following table summarizes option and restricted stock purchase rights activities from December 31, 2009 through March 31, 2011:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at December 31, 2009	310,964	41,249	725,721	$20.88	7.58	$1,291
Granted	(632,769)	163,650	305,469	$15.32
Exercised	-	-	(230,723)	$8.51
Restricted stock released	-	(33,428)	-	$-
Restricted stock repurchased	14,084	(7,042)	-	$-
Cancelled	322,967	-	(325,809)	$24.05

Balance at December 31, 2010	15,246	164,429	474,658	$20.72	7.15	$3,573
Granted	(189,542)	149,421	46,950	$26.37
Exercised	-	-	(30,666)	$16.98
Restricted stock released	-	(3,340)	-	$-
Restricted stock repurchased	-	-	-	$-
Cancelled	249,908	(78,125)	(93,658)	$28.60

Balance at March 31, 2011	75,612	232,385	397,284	$19.81	7.65	$3,372
Exercisable at March 31, 2011			166,207	$23.46	5.58	$1,191

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended March 31,
	2011	2010
Included in cost of revenue:
E-commerce cost of revenue	$23	$26
Media cost of revenue	21	55
Total included in cost of revenue	44	81
Included in operating expenses:
Sales and marketing	63	148
Research and development	16	75
General and administrative	606	375
Total included in operating expenses	685	598
Total stock-based compensation expense	$729	$679

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three months ended March 31, 2011 and March 31, 2010 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended March 31,
	2011	2010
Expected life (years)	4.29	5.81
Risk-free interest rate	1.76%	2.70%
Volatility	65.3%	63.3%
Dividend yield	None	None
Weighted-average fair value at grant date	$13.70	$8.20

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and March 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

9.  Acquisitions and Discontinued Operations

Geek.com
In May 2010, the Company's Media segment acquired Geek.com for $1.0 million in cash.  Geek.com is an online technology resource and community for technology enthusiasts and professionals.  Geek.com was acquired to expand the Company's traffic and to provide a platform to penetrate Geeknet's mainstream consumer advertising categories.

The acquisition was treated as the acquisition of a business and the Company allocated the $1.0 million purchase price to the intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values was recorded as goodwill. In determining the purchase price, the Company considered the audience and traffic patterns of Geek.com and the opportunity for the Company to monetize Geek.com through its direct and indirect sales channels as well as through its ThinkGeek business.

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

In conjunction with the Company's decision to focus its Media web sites on the business community, the Company sold the Geek.com business to Ziff Davis, Inc. for $0.8 million on December 31, 2010.  The Company received $0.6 million in cash and $0.2 million in an escrow account with respect to certain standard representations and warranties made by the Company.  The escrow funds, net of any claims, will be returned on December 31, 2011 and are included in the calculation of the proceeds on sale of Geek.com due to the Company’s assessment, beyond a reasonable doubt, that no liabilities will arise under the indemnification provisions of the agreement with Ziff Davis, Inc.  The sale of Geek.com has been treated as a discontinued operation; however, there is no impact of this transaction in the accompanying consolidated financial statements.

Ohloh Corporation
On September 30, 2010, the Company sold the Ohloh website, including the developed technology and related equipment required to operate the website, to Black Duck Software, Inc. ("Black Duck") for consideration of $1.3 million in cash and a convertible promissory note in the principal amount of $1.3 million, bearing annual interest at 3.25 percent and due on September 30, 2013.  A portion of the cash, $0.3 million, was deposited in an escrow account to secure certain representations, warranties and covenants made by the Company to Black Duck.  As of March 31, 2011, the Company received 50% of the escrow funds with the remaining 50% to be received on September 30, 2011.  The sale of the Ohloh website, which did not meet the criteria for a discontinued operation, resulted in a $1.4 million gain.

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

10.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  ThinkGeek e-commerce; and Media.

The Company’s ThinkGeek e-commerce segment provides online sales of a variety of retail products of interest to technology professionals and technology enthusiasts and general consumers and the Media segment consists of web sites serving these communities.  The Company’s websites that comprise the Media segment include: SourceForge; Slashdot; and freshmeat.  Those corporate expenses that are not allocated to the individual operating segments and are not considered by the Company’s chief decision-making group in evaluating the performance of the operating segments are included in “Other”.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the Chief Executive Officer, the Chief Financial Officer and the heads of the Media and ThinkGeek business units.  The Company’s chief decision-making group excludes any intersegment sales and assets when evaluating the performance of the segments.  The Company’s assets and liabilities are not allocated or reviewed by the chief decision-making group for either operating segment.  The depreciation of the Company’s property, equipment and leasehold improvements are allocated based on headcount, unless specifically identified by operating segment.

(in thousands)	E-commerce	Media	Total Company
Three Months Ended March 31, 2010
Revenue from external customers	$10,384	$4,295	$14,679
Cost of revenue	$8,818	$1,781	$10,599
Gross margin	$1,566	$2,514	$4,080
Loss from operations	$(528)	$(2,299)	$(2,827)
Depreciation and amortization	$56	$472	$528
Three Months Ended March 31, 2011
Revenue from external customers	$15,205	$4,711	$19,916
Cost of revenue	$13,634	$1,346	$14,980
Gross margin	$1,571	$3,365	$4,936
Loss from operations	$(1,738)	$(663)	$(2,401)
Depreciation and amortization	$273	$268	$541

During the time period covered by the table above, the Company marketed its ThinkGeek products through its online web site and its Media products in the United States through its direct sales force.  International Media sales were marketed through representatives based in the United Kingdom, Europe, Asia and Australia.  International revenue from the ThinkGeek e-commerce segment comprised approximately 19% and 17% of total revenue for the three months ended March 31, 2011 and March 31, 2010, respectively.  International revenue for the Media segment was less than 10% of total Media revenue for all periods presented.  International revenue consists of ThinkGeek shipments outside the United States of America and revenue from Media customers located outside the United States of America.

11.     Commitments and Contingencies

Litigation
In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company's initial public offering ("IPO"), were named as defendants in a shareholder lawsuit filed in the U.S. District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242.  The plaintiffs' class action suit seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's initial public offering in December 1999 through December 2000.

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

In 2008, the parties reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors appealed the Court's October 5, 2009 order to the U.S. Second Circuit Court of Appeals.  The Plaintiffs have filed motions to dismiss the appeals and those motions are still pending.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in the U.S. District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant and.no recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the U.S. District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the U.S. Court of Appeals for the Ninth Circuit.  On January 18, 2011, the Ninth Circuit Court of Appeals voted unanimously to deny Simmonds’s petition for a rehearing en banc. The matter is pending a petition for a writ of certiorari to the U.S. Supreme Court.

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

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At March 31, 2011 no liability was recorded for outstanding matters.

Guarantees and Indemnifications
The following is a summary of the Company’s agreements, including Indirect Guarantees of Indebtedness of Others, some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2011.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2011.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; and sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements.  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in Part II of this Quarterly Report on Form 10-Q.  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2011 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Adoption of New Accounting Principles

On January 1, 2011, we prospectively adopted accounting standard update (“ASU”) 2009-13, which amends Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.  Under this standard, we allocate Media revenue in arrangements with multiple deliverables using estimated selling prices, whereas prior to January 1, 2011, we generally used our rate card to allocate such revenue and in some instances used the residual method to allocate revenue.  The adoption of ASU 2009-13 did not have a significant impact on our consolidated financial statements.

Overview

We are an online network for the global geek community, which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  Our sites include: SourceForge, Slashdot, ThinkGeek and freshmeat.  We provide our audiences with content, culture, connections and commerce.

Our e-commerce segment, ThinkGeek, sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site.  Our audience of technology professionals and technology enthusiasts relies on our web sites: SourceForge and freshmeat to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

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

Our business consists of two operating segments:  E-commerce; and Media.  ThinkGeek sells technology themed retail products for technology enthusiasts through our ThinkGeek.com web site.  We offer a broader range of unique products in a single web property than are available in traditional brick-and-mortar stores, introduce a range of new products to our audience on a regular basis and develop, manufacture and sell our own “Invented at ThinkGeek” custom products.  Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content.  Our audience of technology professionals and technology enthusiasts relies on our web properties, SourceForge, Slashdot, and freshmeat, to create, improve, compare and distribute Open Source software and to research, debate and discuss current issues relating to the technology marketplace.

ThinkGeek’s business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by attracting increased traffic to our site. We also develop, manufacture and sell our own “Invented at ThinkGeek “custom products.   We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, as a means to increase brand awareness and also to communicate with our customers.   In 2010, we changed our third-party contract-fulfillment and warehouse provider and invested in modern automated distribution equipment in Lockbourne, Ohio to continue to develop our distribution capabilities to provide a high level of service to our customers.

We currently use the following key metrics to measure ThinkGeek’s business:

	Three Months Ended
	March 31, 2011	March 31, 2010

Daily Unique Visitors (in thousands) (1)	13,614	10,186
Orders Received (in thousands)	269	171
Conversion Rate	1.98%	1.68%
Average Order Value (2)	$59	$61

(1)
– Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month.

(2)	– Per month amounts are the average calculated as the total amount for the period divided by the months in the period.

Our Media business connects millions of influential technology professionals and enthusiasts. Our strategy is targeted to business-to-business technology companies and their advertising agencies with the goal of increasing revenue per page.  During 2010, we hired individuals with the experience and capability of providing a greater variety of lead generation programs directly to our customers.  We believe that customers value lead generation programs and that these programs will have the potential to constitute a growing source of future revenue.  We are also focused on increasing the monetization of our international traffic and currently have a sales team in London, United Kingdom, to develop and implement strategies to increase international revenue and we have agreements with representatives in Europe, Australia and Asia to market and sell our advertising products.

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

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended
	March 31, 2011	March 31, 2010

Unique Visitors per Month (in thousands) (1)(2)	49,431	40,192
Visits per Unique Visitor per Month	1.6	1.7
Visits per Month (in thousands) (2)	79,597	69,254
Pages per Visit	2.1	2.1
Page Views per Month (in thousands) (2)	170,429	147,506

Revenue per Thousand Pages (RPM)	9.21	9.71
Revenue per User (RPU) (3)	0.38	0.43

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

	Three Months Ended March 31,
	2011	2010
Consolidated Statements of Operations Data:
E-commerce revenue	76.3%	70.7%
Media revenue	23.7	29.3
Revenue	100.0	100.0
E-commerce cost of revenue	68.5	60.1
Media cost of revenue	6.8	12.1
Cost of revenue	75.2	72.2
Gross margin	24.8	27.8
Operating expenses:
Sales and marketing	16.9	21.5
Research and development	4.9	10.4
General and administrative	14.9	14.5
Amortization of intangible assets	0.1	0.6
Loss on sale of assets	—	0.1
Total operating expenses	36.8	47.1
Loss from operations	(12.1)	(19.3)
Interest and other income (expense), net	—	0.1
Loss before income taxes	(12.1)	(19.2)
Income tax benefit	(0.1)	—
Net loss	(12.0)%	(19.2)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		% Change
	March 31, 2011	March 31, 2010	Three Months
($ in thousands)
E-commerce revenue	$15,205	$10,384	46%
Media revenue	4,711	4,295	10%
Revenue	$19,916	$14,679	36%

Revenue by Segment

ThinkGeek e-commerce Revenue

	Three Months Ended
	March 31, 2011	March 31, 2010	% Change Three Months

E-commerce revenue (in thousands)	$15,205	$10,384	46%
Percentage of total revenue	76%	71%
Number of orders shipped	284,811	184,547	54%
Average order size (in dollars)	$53	$56	(5)%

ThinkGeek e-commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances.  International revenue comprised approximately 19% and 17% of total revenue for the three months ended March 31, 2011 and March 31, 2010, respectively.

The increase in ThinkGeek revenue during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to a 54% increase in the number of shipments year-over-year, offset in part by a 5% decrease in the average value per shipment.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products, while the decrease in average shipment value was due to lower price points on products purchased and increased customer discounts.

 Media Revenue

	Three Months Ended		% Change
	March 31, 2011	March 31, 2010	Three Months
($ in thousands)
Direct sales	$3,433	$3,089	11%
Ad Networks	1,138	$962	18%
Other	140	$244	(43)%
Media revenue	$4,711	$4,295	10%

Media revenue is derived primarily from advertising products delivered on our web properties and more recently from the delivery of leads resulting from lead generation programs.  International revenue was less than 10% of total Media revenue for all periods presented.

•	Direct sales revenue is generated from orders received by our United States and UK based sales team, which may also include advertisements to be delivered globally,

•
Ad Networks revenue represents revenue from our Ad Network partners, primarily Google Inc., who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems.

•	Other represents orders received from our international resellers and to a lesser extent sales of data and referral fees.

Direct sales revenue for the three months ended March 31, 2011 increased $0.4 million as compared with the three months ended March 31, 2010.  The increase was primarily due to growth and lead generation sales.  Contributing to a lesser extent was Ad Networks revenue as well as the progress with the new International sales team.   Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to Ad Networks.

 Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	March 31, 2011	March 31, 2010	Three Months
Cost of revenue	$14,980	$10,599	41%
Gross margin	4,936	4,080	21%
Gross margin %	25%	28%

Gross margins declined for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 primarily due to our revenue mix and lower gross margins from our ThinkGeek segment.

Cost of Revenue/Gross Margin by Segment

ThinkGeek e-commerce Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	March 31, 2011	March 31, 2010	Three Months
E-commerce cost of revenue	$13,634	$8,818	55%
E-commerce gross margin	1,571	1,566	0%
E-commerce gross margin %	10%	15%
Headcount	30	26

ThinkGeek e-commerce cost of revenue consists of product costs, shipping, fulfillment costs, personnel, related overhead associated with the operations and merchandising functions.

The decrease in ThinkGeek gross margins was due to lower product gross margins and higher shipping and fulfillment costs as a percent of revenue.  The lower product gross margins resulted from the mix of products sold as well as discounts. The higher shipping and fulfillment costs as a percent of revenue relate to our transition to a new third party fulfillment and warehouse provider.

The increase in ThinkGeek cost of revenue during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to increases in product costs of $2.7 million, shipping and fulfillment costs of $1.7 million and operating costs of $0.4 million.  The increase in product costs was primarily due to an increase in volume. The increase in shipping and fulfillment costs is due to increased volume as well as our transition to our new third party fulfillment and warehouse provider.   The increase in operating expenses was primarily due to additional headcount to support our increased revenue to provide customer service and to identify and source new products as well as depreciation expense for our automated distribution equipment.

We expect ThinkGeek’s cost of revenue to increase in absolute dollars as our operating costs increase in the future.

Media Cost of Revenue/Gross Margin

	Three Months Ended		% Change
($ in thousands)	March 31, 2011	March 31, 2010	Three Months
Media cost of revenue	$1,346	$1,781	(24)%
Media gross margin	3,365	2,514	34%
Media gross margin %	71%	59%
Headcount	15	17

 Media cost of revenue consists of personnel and related overhead, equipment and bandwidth associated with the operation of our data center, personnel costs and related overhead associated with developing the editorial content of our sites and third-party costs associated with delivering revenue producing products.  Media cost of revenue includes both costs which do not vary directly with revenue (fixed costs), such as equipment, personnel and editorial costs, as well as costs which are more directly affected by revenue (variable costs), such as bandwidth for delivering content and ad-serving costs.  While our fixed costs will generally not vary directly with revenue, they may increase to the extent that we expand or upgrade the equipment necessary to operate our network or if we add additional sites to our network of web sites.  Our variable costs generally vary based on the delivery of web pages, content, the number of advertisements delivered and the size of the advertisement.  To the extent that we are able to increase our revenue without increasing our fixed costs, our gross margins will increase; however, to the extent that we purchase equipment in anticipation of increased activity, we may experience decreased gross margins.

The increase in Media gross margin percentages for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily driven by a $0.4 million increase in Media revenue and a $0.4 million decrease in cost of revenue.  The decrease in cost of revenue was primarily due to lower data center costs of $0.2 million and lower personnel and related costs of $0.2 million.

We expect Media cost of revenue to increase in absolute dollars as we invest in improving our global operations functions.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with advertising and promotional activities.

	Three Months Ended		% Change
($ in thousands)	March 31, 2011	March 31, 2010	Three Months
E-commerce S&M	$1,480	$862	72%
Media S&M	1,888	2,300	(18)%
Sales and marketing	$3,368	$3,162	7%
Percentage of total revenue	17%	22%
Headcount	37	35

S&M expense increased by $0.2 million in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to an increase in ThinkGeek expenses of $0.6 million driven by an increase in marketing expense of $0.3 million, an increase in credit card fees of $0.2 million and an increase in headcount and related expenses of $0.1 million. These increases are partially offset by a $0.4 million decrease in Media expenses, primarily due to a decrease in headcount and related expenses of $0.3 million and marketing expenses of $0.1 million.  The increase in ThinkGeek marketing expenses was due to increased ThinkGeek print and online marketing as well as higher affiliate fees. The increase in credit card fees was due to higher revenue. ThinkGeek e-commerce headcount increased to support marketing and volume sales activity. The decrease in Media headcount and related expenses is due to a decrease in marketing personnel and a decrease in marketing expenses due to a reduction in market research and sponsorship activity.

We expect future S&M expenses to increase in absolute dollars as we continue to expand our marketing organization and marketing programs.  We do not expect that sales and marketing expenses will change significantly as a percentage of revenue.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our ThinkGeek e-commerce and Media web sites.  We expense all of our R&D costs as they are incurred.

	Three Months Ended
($ in thousands)	March 31, 2011	March 31, 2010
E-commerce R&D	$372	$322
Media R&D	605	1,208
Research and development	$977	$1,530
Percentage of total revenue	5%	10%
Headcount	24	32

R&D expense decreased by $0.6 million in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The decrease in R&D expenses primarily was due to lower Media headcount and related costs, due to a decrease of headcount in Media, offset in part by an increase in ThinkGeek e-commerce headcount.

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

	Three Months Ended
($ in thousands)	March 31, 2011	March 31, 2010
General and administrative	$2,972	$2,124
Percentage of total revenue	15%	14%
Headcount	19	20

G&A expenses increased by $0.8 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The increase in G&A expenses was primarily due to increases in severance expense of $0.5 million, stock based compensation expense of $0.2 million and expenses related to the relocation of our corporate headquarters from Mountain View, California to Fairfax, Virginia.  The increase in stock based compensation expense was due to restricted stock units awarded to the Company's executive officers.  The severance expense was due to the relocation of the Company's corporate headquarters from Mountain View, California to Fairfax, Virginia as well as costs for the former CEO of the Company's Media business.

G&A expenses are expected to increase slightly in absolute dollars in the future as we incur additional expense to support the growth of our business.

Interest and other income (expense), net

Below is a summary of Interest and other income (expense), net (in thousands):

	Three Months Ended		% Change
($ in thousands)	March 31, 2011	March 31, 2010	Three Months

Interest income	$1	$31	(97)%
Interest expense	-	(4)	(100)%
Other income (expense), net	(9)	(22)	(59)%
Interest and other income (expense), net	$(8)	$5	(260)%

The decrease in interest income for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to lower yields on our investment balances.  In 2010, our portfolio included municipal Auction Rate Securities ("ARS") which yielded higher returns than our current investment portfolio, which consists entirely of treasury bill mutual funds. The ARS were sold to our investment manager in June 2010.

Other expense for the three months ended March 31, 2011 is primarily due to the write-off of obsolete computer equipment.

Income Taxes

	Three Months Ended		% Change
	March 31, 2011	March 31, 2010	Three Months
($ in thousands)
Income tax benefit	$(23)	$(1)	2200%

Income taxes consist primarily of state and foreign income tax expense.  As of March 31, 2011, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  Certain states, including California and Illinois have restricted our use of these loss carryforwards in 2011.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates beginning 2017 to the extent that they are not utilized.

Liquidity and Capital Resources

	Three Months Ended March 31,
($ in thousands)	2011	2010
Net cash provided by (used in):
Continuing operations:
Operating activities	$(9,905)	$(5,012)
Investing activities	(229)	(961)
Financing activities	412	28
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)
Net decrease in cash and cash equivalents	$(9,723)	$(5,947)

Our principal sources of liquidity as of March 31, 2011 are our existing cash and cash equivalents of $25.6 million.  Cash and cash equivalents decreased by $9.6 million at March 31, 2011 when compared to December 31, 2010.  This decrease was primarily due to cash used to fund working capital requirements, our net operating loss during the three months ended March 31, 2011 and the purchase of fixed assets.

Operating Activities

Cash used in operating activities increased by $4.7 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010  primarily due to cash used for working capital resulting from the payment of liabilities incurred in our 2010 seasonal fourth quarter, when we experienced 53% revenue growth year over year.

Net cash used in operating activities was $9.9 million for the three months ended March 31, 2011.  Net cash used in operating activities was primarily due our net operating loss of $1.1 million after the effects of stock-based compensation of $0.7 million and depreciation expense of $0.5 million.  Additionally, changes in operating assets and liabilities included cash used for accounts payable of $9.1 million, accrued liabilities of $1.4 million and accounts receivable of $0.3 million, offset partially by cash provided by decreases in inventory of $2.2 million.  The decrease in inventory and accounts payable was primarily due to the seasonality of our ThinkGeek business and the cash used for accounts receivable was primarily due to slower collections of Media accounts receivables.

Net cash used in operating activities was $5.0 million for the three months ended March 31, 2010.  Net cash used in operating activities was primarily due to our net operating loss of $1.6 million after the effects of non-cash charges of stock-based compensation expense of $0.7 million and depreciation and amortization expense of $0.5 million. Additionally, changes in operating assets and liabilities included cash used for accounts payable of $2.1 million, accrued liabilities of $1.0 million, accrued restructuring liabilities of $0.7 million and increases in inventory of $0.2 million, offset partially by cash provided by decreases in prepaid expenses and other assets of $0.5 million. The decrease of accounts payable was primarily due to the seasonality of our ThinkGeek business.

Investing Activities

Our investing activities primarily include purchases of property and equipment, and purchases and sales of marketable securities.

Cash used in investing activities of $0.2 million for the three months ended March 31, 2011 was due to the purchases of property and equipment.

Cash used in investing activities of $1.0 million for the three months ended March 31, 2010, was due primarily to partial payments for distribution equipment which is being installed at our new third-party contract-fulfillment and warehouse provider, offset in part by maturities of marketable securities of $0.1 million.

Financing Activities

Our financing activities during the three months ended March 31, 2011 and March 31, 2010 were comprised entirely of proceeds from the sale of our common stock through equity incentive plans, offset in part by the repurchase of common stock in accordance with the odd-lot program.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of March 31, 2011 (in thousands):

		Years ending December 31,
	Total	2011	2012 and 2013	2014 and 2015
Gross Operating Lease Obligations	$2,474	$912	$1,348	$214
Sublease Income	(1,149)	(545)	(604)	-
Net Operating Lease Obligations	1,325	367	744	214

Purchase Obligations	5,244	5,244	-	-
Total Obligations	$6,569	$5,611	$744	$214

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

PART II

Item 1.  Legal Proceedings

In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company's initial public offering ("IPO"), were named as defendants in a shareholder lawsuit filed in the U.S. District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242.  The plaintiffs' class action suit seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's initial public offering in December 1999 through December 2000.

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

In 2008, the parties reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors appealed the Court's October 5, 2009 order to the U.S. Second Circuit Court of Appeals.  The Plaintiffs have filed motions to dismiss the appeals and those motions are still pending.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in the U.S. District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant and.no recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the U.S. District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the U.S. Court of Appeals for the Ninth Circuit.  On January 18, 2011, the Ninth Circuit Court of Appeals voted unanimously to deny Simmonds’s petition for a rehearing en banc. The matter is pending a petition for a writ of certiorari to the U.S. Supreme Court.

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

Risks Related To OurThinkGeek E-commerce Business

If ThinkGeek fails to launch new and innovative products, the demand for our products may be limited, and our revenue will be adversely affected.

In order to attract customers to our site, we must continually release new and innovative products, including products developed by us.  In addition to the direct revenue we derive from sales of these products, the release of new and innovative products garners media coverage and drives customers to our site.  The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including our ability to:

•	accurately predict our customers’ demand for a product;

•	deliver our merchandise in sufficient quantities and in a timely manner to meet our customers’ demands;

•	maintain sufficient inventory levels, particularly during the peak holiday selling seasons;

•	anticipate and successfully respond to new preferences by our customers;

•	expand into new markets;

•	compete with other ThinkGeek service providers and traditional brick and mortar retailers;

•	procure adequate volumes of these products at price points acceptable to our customers; and

•	attract and retain qualified merchandising and product development personnel.

There can be no assurance that our new products will appeal to customers or that customer demand for these products will be sufficient to generate revenue consistent with our estimates.  In addition, there can be no assurance that new products will be developed in a timely or cost-effective manner, or that we will be able to procure adequate quantities of such products.  If we are unable to deliver new and innovative products that allow us to increase demand, we may not be able to generate sufficient revenue to grow our ThinkGeek business.  See also additional risks related to competition set forth elsewhere in these Risk Factors.

Our ThinkGeek business is highly seasonal.  In addition, we are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes.

Our ThinkGeek business is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter, which begins on October 1 and ends on December 31.  In order to be successful, we must accurately predict our customers’ tastes and demands so that we can avoid purchasing too much or too little inventory.  If we purchase too much inventory, we may be required discount those products or write-off products which we are unable to sell, which will reduce our gross margins.  If we purchase too little inventory, we may fail to meet our customers’ demand and lose potential orders, which will adversely affect our financial results.

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

We are dependent upon a single third-party fulfillment and warehouse provider.  Our customer satisfaction is highly dependent upon fulfillment of orders in a professional and timely manner, so any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our ThinkGeek e-commerce business.

ThinkGeek’s ability to receive inbound inventory and ship completed orders efficiently and in a timely manner to our customers is substantially dependent on a single third-party contract-fulfillment and warehouse provider.  We ship products to customers worldwide using the services of Exel, Inc. (“Exel”), located in Lockbourne, Ohio.

If Exel fails to meet our distribution and fulfillment needs, our relationship with and reputation among our ThinkGeek customers will suffer and this will adversely affect our ThinkGeek revenue.  Additionally, if Exel is unable to meet our distribution and fulfillment needs, particularly during the seasonal fourth quarter, or our contract with Exel is terminated, we may be required to secure a second-source or replacement fulfillment and warehouse provider.  If we fail to secure such a fulfillment and warehouse provider or are unable to secure a fulfillment and warehouse provider on comparable terms our reputation and our ThinkGeek financial results would be adversely affected.

If we fail to realize anticipated operating efficiencies at our third-party fulfillment and warehouse provider, our operating results will be adversely affected.

In August 2010, we began shipping products to customers worldwide using the services of Exel, located in Lockbourne, Ohio.  This change of providers required significant efforts by our ThinkGeek management's engineering and operations teams, and although we are currently fully transitioned to Exel, the transition still requires further effort in order to realize operating efficiencies.  If we are unable to realize such operating efficiencies, our shipping and fulfillment costs may not decline as a percent of revenues and our ThinkGeek gross margins and operating income would be adversely affected.

Unplanned system interruptions and capacity constraints could harm our revenue and reputation.

Our ThinkGeek business is dependent on the uninterrupted and highly-available operation of our web site.  We experience periodic service interruptions with our ThinkGeek web site.  Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks.  If we fail to provide customers with such access to our web site at the speed and performance which they require, our ThinkGeek sales and business reputation will be adversely affected.

We do not currently have a formal disaster recovery plan and our ThinkGeek related computer and communications systems are located in a single data center near Chicago, Illinois.  Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.  If our web site experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected.

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

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods.  We are subject to the risks of relying on products manufactured outside of the United States, including political unrest, trade restrictions, customs and import/export regulations, local business practices and geo-political issues, such as political and social unrest and economic instability.  Additionally, significant reliance on foreign sources of production increases the risk of issues relating to compliance with domestic or international labor standards, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic changes, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

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

We may be subject to product liability claims if people or property are harmed by the products for sale by ThinkGeek, which could be costly to defend and subject us to significant damage claims.

Some of the products we offer for sale by ThinkGeek, such as consumer electronics, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability, and even if some agreements provide for indemnification, it may be prohibitively costly to avail ourselves of the benefits of the protection.

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

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate:

•	creation of user-generated content;

•	participation in discussion surrounding such user-generated content;

•	evaluation of user-generated content; and

•	distribution of user-generated content.

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

We rely on a limited number of Open Source projects for a significant portion of our traffic, and if we fail to retain such Open Source projects, our Media revenue will be adversely affected.

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

We continue to expand our international operations of our Media business.  During 2010, we hired salespeople in London, United Kingdom to manage our sales efforts outside the United States.  We also have agreements with business partners to sell our international inventory in Europe, Australia and Asia and may enter into agreements with additional or different firms to sell our international advertising impressions.  We rely on the efforts and abilities of our employees and representatives to market our products and services in such markets.  We cannot ensure that we will be able to hire, train, retain, and manage the personnel necessary to successfully market our products and service and expand our operations into international markets, which may limit the growth of our Media business.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to ThinkGeek or online advertising spending;

•	the spending habits of our ThinkGeek customers;

•	the discretionary nature of our Media customers’ purchase and budget cycles;

•	our ability to deliver advertisements which meet our customers’ requirements;

•	the size and timing of Media customer orders;

•	long media sales cycles;

•	our ability to retain skilled engineering, marketing and sales personnel;

•	our ability to demonstrate and maintain attractive online user demographics;

•	the addition or loss of specific advertisers and the size and timing of advertising purchases by individual customers; and

•	our ability to keep our web properties operational at a reasonable cost.

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

We used $9.9 million of cash for operating activities during the three months ended March 31, 2011.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in ThinkGeek spending or online advertising or an increased working capital requirement for our ThinkGeek inventory, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $2.4 million during the three months ended March 31, 2011, and we have an accumulated deficit of $757.1 million as of March 31, 2011.  Additionally, we may continue to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

In addition, our ThinkGeek business is rapidly evolving and intensely competitive.  We have many competitors, including other e-commerce businesses as well as traditional brick and mortar retailers. Increases in shipping costs or the taxation of Internet commerce may make our products uncompetitive when compared with traditional brick and mortar retailers. Additionally, our current and future competitors may have greater resources, more customers and greater brand recognition than we do. These competitors may secure better terms from vendors, adopt more competitive pricing for their products, and devote more resources to their technology infrastructure, product development, order fulfillment and distribution facilities and marketing and advertising campaigns.  In addition, as we expand into new markets and broaden our product offering, our competition may intensify as our current and future competitors enter into similar markets and offer similar products.  Moreover, local competitors in these new markets may have a substantial competitive advantage over us because of their greater focus on and knowledge of local customers and their preferences, as well as their greater brand recognition.

Increased competition in our ThinkGeek and Media businesses could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results. If we do not compete successfully for new users, advertisers and customers, our financial results may be materially and adversely affected.

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

Our success depends significantly upon our proprietary technology and information. Despite our efforts to protect our proprietary technology and information, it may be possible for unauthorized third parties to copy certain portions of our offerings or to reverse engineer or otherwise obtain and use our proprietary technology or information. In our ThinkGeek business, we periodically discover products that are counterfeit reproductions of our products or designs, or that otherwise infringe our intellectual property rights.  The actions we take to establish and protect our intellectual property rights may not be adequate to prevent imitation of our offerings by others or prevent others from seeking to block sales of our offerings as violations of proprietary rights. Existing copyright laws afford only limited protection, and the laws of certain foreign countries may not protect intellectual property rights to the same extent as do United States laws. Litigation may be necessary to protect our proprietary technology and information. Such litigation may be costly and time-consuming and if we are unsuccessful in challenging a party on the basis of intellectual property infringement, our sales and intellectual property rights could adversely be affected and result in a shift of customer preference away from our offerings.

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

Recent macroeconomic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business.  In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results.  Purchases of our ThinkGeek products, display advertising and lead generation services are discretionary.  If the economic climate deteriorates, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales.  There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures negatively impacting our operations; and increased expense or inability to obtain future financing.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of March 31, 2011 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended March 31, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $16.94 to $29.59 per share and the closing sale price on March 31, 2011, the last trading day of our first quarter, was $26.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general and the market prices for Internet-related companies in particular have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

A party who is able to circumvent our security measures could misappropriate proprietary or sensitive information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security.

Increasing regulation of the Internet or imposition of sales and other taxes on products or services sold or distributed over the Internet could harm our business.

Internet commerce is rapidly evolving. While this is an evolving area of the law in the United States and internationally, regulations governing the Internet, e-commerce and the Media business, including, without limitation, those governing an individual’s privacy, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Recently several states have adopted legislation which attempts to impose sales tax collection and reporting obligation on Internet companies. Any of these regulations could have an adverse effect on our future sales and revenue growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended March 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
January 1, 2011 to January 31, 2011	-	$-
February 1, 2011 to February 28, 2011	-	$-
March 1, 2011 to March 31, 2011	4,146	$26.60

Total	4,146	$26.60

(1)  - Includes 2,923 share repurchased under the Company's odd-lot repurchase program, which expired in March 2010, and 1,233 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

10.1 ‡	Employment Offer Letter dated April 20, 2011 between Geeknet, Inc. and Carol DiBattiste

10.2 ‡	Employment Offer Letter dated April 20, 2011 between Geeknet, Inc. and Jeffrey Drobick

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

‡ Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/	KENNETH G. LANGONE
Kenneth G. Langone
President and Chief Executive Officer

By:	/s/	KATHRYN K. MCCARTHY
Kathryn K. McCarthy
Executive Vice President and Chief Financial Officer
Date: May 5, 2011

EXHIBIT INDEX

Exhibit No.		Description

10.1 ‡	—	Employment Offer Letter dated April 20, 2011 between Geeknet, Inc. and Carol DiBattiste

10.2 ‡	—	Employment Offer Letter dated April 20, 2011 between Geeknet, Inc. and Jeffrey Drobick

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

‡ Denotes a management contract or compensatory plan or arrangement.