Form 10-Q
period 2011-06-30
Geeknet, Inc
filed 2011-08-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The Registrant had 6,330,661 shares of Common Stock, $0.001 par value per share, outstanding as of July 29, 2011.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,923	$35,333
Short-term investments	8	8
Accounts receivable, net of allowance of $3 and $0, respectively	6,813	5,078
Inventories	9,311	13,322
Prepaid expenses and other current assets	4,110	2,919
Total current assets	45,165	56,660
Property and equipment, net	5,020	5,114
Other long-term assets	4,916	4,983
Total assets	$55,101	$66,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,686	$13,381
Deferred revenue	2,668	1,836
Accrued liabilities and other	1,923	3,591
Total current liabilities	9,277	18,808
Other long-term liabilities	82	77
Total liabilities	9,359	18,885
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; authorized — 25,000; issued- 6,426 and 6,365 shares, respectively; outstanding — 6,331 and 6,273 shares, respectively	6	6
Treasury stock	(811)	(622)
Additional paid-in capital	805,752	803,160
Accumulated other comprehensive income	5	10
Accumulated deficit	(759,210)	(754,682)
Total stockholders’ equity	45,742	47,872
Total liabilities and stockholders’ equity	$55,101	$66,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
ThinkGeek revenue	$14,319	$10,558	$29,524	$20,942
Media revenue	5,751	4,716	10,462	9,011
Revenue	20,070	15,274	39,986	29,953
Cost of revenue:
ThinkGeek cost of revenue	13,209	8,792	26,843	17,610
Media cost of revenue	1,459	1,795	2,805	3,576
Cost of revenue	14,668	10,587	29,648	21,186
Gross margin	5,402	4,687	10,338	8,767
Operating expenses:
Sales and marketing	3,302	3,551	6,669	6,713
Research and development	1,309	1,613	2,286	3,143
General and administrative	2,927	2,049	5,899	4,173
Amortization of intangible assets	20	93	41	184
Restructuring	-	(101)	-	(101)
Total operating expenses	7,558	7,205	14,895	14,112
Loss from operations	(2,156)	(2,518)	(4,557)	(5,345)
Interest and other income (expense), net	15	22	7	27
Loss from continuing operations before income taxes	(2,141)	(2,496)	(4,550)	(5,318)
Income tax benefit	-	(12)	(23)	(13)
Loss from continuing operations	(2,141)	(2,484)	(4,527)	(5,305)
Loss from discontinued operations	-	(22)	-	(22)
Net loss	$(2,141)	$(2,506)	$(4,527)	$(5,327)

Loss per share from continuing operations:
Basic and diluted	$(0.34)	$(0.42)	$(0.72)	$(0.88)
Loss per share from discontinued operations:
Basic and diluted	$-	$-	$-	$-
Net loss per share:
Basic and diluted	$(0.34)	$(0.42)	$(0.72)	$(0.88)

Shares used in per share calculations:
Basic and diluted	6,306	6,029	6,294	6,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities from operations:
Net Loss	$(4,527)	$(5,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056	1,089
Stock-based compensation expense	1,913	1,430
Provision for bad debts	3	-
Provision for excess and obsolete inventory	221	14
Loss on sale of assets	-	18
Non-cash restructuring expense	-	(101)
Changes in assets and liabilities:
Accounts receivable	(1,738)	(395)
Inventories	3,790	(1,629)
Prepaid expenses and other assets	(1,165)	83
Accounts payable	(8,695)	(844)
Accrued restructuring liabilities	-	(1,137)
Deferred revenue	832	261
Accrued liabilities and other	(1,668)	(1,477)
Other long-term liabilities	4	(9)
Net cash used in operating activities	(9,974)	(8,024)
Cash flows from investing activities from operations:
Change in restricted cash	-	1,000
Purchase of property and equipment	(921)	(3,063)
Purchase of intangible assets	-	(122)
Maturities or sale of marketable securities	-	7,200
Acquistion of a business, net of acquired	-	(1,000)
Net cash (used in) provided by investing activities from operations:	(921)	4,015
Cash flows from financing activities from operations:
Proceeds from issuance of common stock	679	141
Repurchase of common stock	(189)	(98)
Net cash provided by financing activities from operations:	490	43
Effect of exchange rate changes on cash and cash equivalents	(5)	(6)
Net decrease in cash and cash equivalents	(10,410)	(3,972)
Cash and cash equivalents, beginning of period	35,333	28,943
Cash and cash equivalents, end of period	$24,923	$24,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Overview
Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  The Company’s e-commerce segment, consisting solely of ThinkGeek, Inc., sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek web site.  Geeknet’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge and freshmeat — to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999.  From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc.  In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Media, e-commerce, Software and Online Images businesses.  In May 2007, the Company changed its name to SourceForge, Inc. In November 2009, the Company changed its name to Geeknet to project a more accurate reflection of its business, primarily to the advertising community.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and June 30, 2010 and its cash flows for the six months ended June 30, 2011 and June 30, 2010 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.	Summary of Significant Accounting Policies

Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the three and six months ended June 30, 2011 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On November 10, 2010, the Company effected a 1-for-10 reverse stock split.  All share and per share amounts in this report have been adjusted to give effect to the reverse stock split.  In conjunction with the reverse stock split, the common stock par value remained constant at $0.001 per share.  Following the reverse stock split, a portion of the common stock was transferred to additional paid in capital

Loss from discontinued operations consists of direct revenue and direct expenses of Geek.com, including cost of revenue. For the three and six months ended June 30, 2010, Geek.com had revenue of $25 thousand and expenses of $26 thousand. For the same periods amortization of intangible assets was $21 thousand.

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

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of Geeknet and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At June 30, 2011, the Company owned approximately 9% of CollabNet consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

Foreign Currency Translation
The Company has wholly-owned subsidiaries in the United Kingdom and Belgium.  The functional currency of each subsidiary is the local currency.  Balance sheet accounts are translated into U.S. dollars at exchange rates prevailing at balance sheet dates.  Revenue and expenses are translated into U.S. dollars at average rates for the period.  Adjustments resulting from translation are charged or credited in other comprehensive income as a component of stockholders’ equity.  For all non-functional currency account balances, the re-measurement of such balances to the functional currency is recorded as a foreign exchange gain or loss, which is included in interest and other income, net.

Segment and Geographic Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the Chief Executive Officer, the Chief Financial Officer and the heads of the Media and ThinkGeek business units.  The Company currently operates as two reportable business segments:  ThinkGeek e-commerce and Media.

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

Inventories
Inventories related to the Company’s ThinkGeek e-commerce business consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market.  We review inventories quarterly and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values.

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Goodwill and Intangibles
Goodwill, which is entirely related to our Media segment, is carried at cost. Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cashflows over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at June 30, 2011.

Goodwill and intangible assets are as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	asset	amortization	asset	asset	amortization	asset
Goodwill	$62,037	$(60,362)	$1,675	$62,037	$(60,362)	$1,675

Identified intangible assets:
Domain and trade names	6,176	(6,052)	124	6,176	(6,012)	164
Purchased technology	2,535	(2,535)	-	2,535	(2,535)	-
	8,711	(8,587)	124	8,711	(8,547)	164
Total goodwill and identified intangible assets	$70,748	$(68,949)	$1,799	$70,748	$(68,909)	$1,839

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,	Amount
2011	$41
2012	67
2013	15
$123

Revenue Recognition
The Company recognizes revenue as follows:

ThinkGeek
ThinkGeek revenue is derived from the online sale of consumer goods.  The Company recognizes ThinkGeek revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured.  The Company recognizes ThinkGeek revenue when products are delivered and title transfers to the customer.  The Company grants customers a limited right to return products.  The Company has recorded provisions of $0.3 million for such returns at June 30, 2011. At June 30, 2010 the reserve was zero.

The Company’s ThinkGeek business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season.  In the past several years, a substantial portion of the Company’s ThinkGeek revenue has occurred in the Company’s fourth quarter which begins on October 1 and ends on December 31.  As is typical in the retail industry, the Company generally experiences lower monthly revenue during the first nine months of the year.  The Company’s ThinkGeek revenue in a particular period is not necessarily indicative of future revenue for a subsequent quarter or a full year.

Media
Media revenue is derived primarily from advertising on the Company’s various web sites or from lead generation information provided to the customer.  Advertisements include various forms of rich media and banner advertising, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer.  The Company recognizes Media advertising revenue over the contractual campaign period as advertisements are displayed. The Company recognizes lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).  To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company does not recognize the corresponding revenue until the guaranteed impressions are delivered.

Concentrations of Credit Risk and Significant Customers
The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. At December 31, 2010, no customer accounted for more than 10% of the Company's gross accounts receivable. At June 30, 2011, Neo@Ogilvy accounted for 20% of our outstanding receivables balance.

For the three months ended June 30, 2011 and June 30, 2010, no one customer represented more than 10% of revenue.  For the six months ended June 30, 2011 and June 30, 2010 no one customer represented more than 10% of revenue.

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.  The gain or loss on sale of assets which was previously included in other income is now included in total operating expenses.

3.	Composition of Certain Balance Sheet Components

Property and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Computer and office equipment (useful lives of 2 to 4 years)	$6,030	$5,685
Distribution equipment (useful live of 5 years)	4,321	3,911
Furniture and fixtures (useful lives of 2 to 4 years)	316	226
Leasehold improvements (useful lives of lesser of estimated life or lease term)	282	207
Software (useful lives of 2 to 5 years)	580	579
Total property and equipment	11,529	10,608
Less: Accumulated depreciation and amortization	(6,509)	(5,494)
Property and equipment, net	$5,020	$5,114

Distribution equipment includes payments on the equipment which was installed at the Company's new third-party fulfillment and warehouse provider. This equipment has been placed in service at a total cost of $3.3 million. Also included in distribution equipment is $0.4 million of payments for the build out of additional warehouse capacity in order to better meet demand.

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Equity investment	$1,979	$1,979
Goodwill	1,675	1,675
Note receivable	711	711
Intangible assets, net	123	164
Other	427	454
Other long-term assets	$4,915	$4,983

Accrued liabilities and other consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued employee compensation and benefits	$1,664	$2,252
Other accrued liabilities	259	1,339
Accrued liabilities and other	$1,923	$3,591

4.	Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other comprehensive gain or loss in stockholders’ equity or other income in the statement of operations.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2011			December 31, 2010
	Adjusted	Unrealized	Estimated	Adjusted	Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Cash and cash equivalents:
Cash	$1,661	$-	$1,661	$5,072	$-	$5,072
Money market funds	23,262	-	23,262	30,261	-	30,261
Total cash and cash equivalents	$24,923	$-	$24,923	$35,333	$-	$35,333

Short-term investments:
Corporate securities	8	-	8	8	-	8
Total short-term investments	$8	$-	$8	$8	$-	$8

5.	Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
Balance at December 31, 2010	$8
Sales/Maturities	-

Balance at June 30, 2011	$8

6.	Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.  Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share.  Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.

Employee equity share options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method, had there been any during the period.  Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(2,141)	$(2,506)	$(4,527)	$(5,327)
Net loss per share:
Basic and diluted	$(0.34)	$(0.42)	$(0.72)	$(0.88)

Net loss from continuing operations	$(2,141)	$(2,506)	$(4,527)	$(5,327)
Net loss per share from continuing operations:
Basic and diluted	$(0.34)	$(0.42)	$(0.72)	$(0.88)

Loss from discontinued operations	$-	$(22)	$-	$(22)

Net loss per share from discontinued operations:
Basic and diluted	$-	$-	$-	$-

Weighted average shares - basic and diluted	6,306	6,029	6,294	6,021

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Anti-dilutive securities:	116	613	143	548
Options to purchase common stock	-	16	53	164
Restricted stock awards and restricted stock units total	116	629	196	712

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.  The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(2,141)	$(2,506)	$(4,527)	$(5,327)
Unrealized gain on marketable securities and investments	-	-	-	-
Foreign currency translation loss	(4)	(4)	(5)	(6)
Comprehensive loss	$(2,145)	$(2,510)	$(4,532)	$(5,333)

8.	Stockholders’ Equity and Stock-Based Compensation

Common Stock
During the three months ended June 30, 2011, the Company repurchased 1,945 shares of its common stock at a weighted-average price of $25.93 under an "odd lot" share repurchase program.

Stock option plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  On June 29, 2011 a registration statement was filed for the purpose of registering an additional 200,000 shares of Common Stock to be issued as a result of an increase in the number of shares issuable under the 2007 Plan. At June 30, 2011, a total of 179,830 shares were available for issuance.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Under the 2007 Plan, the Board of Directors may grant to employees, consultants and directors an option to purchase shares of the Company’s Common Stock and/or awards of the Company’s common stock at terms and prices determined by the Board of Directors.

The 2007 Plan will terminate in 2017.  Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock at the date of grant.  All vested options granted under the 2007 Plan may be exercised at any time within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the Board of Directors.  The Company’s policy is to issue new shares upon exercise of options, granting of Restricted Stock Awards ("RSA") or vesting of Restricted Stock Units ("RSU") under the 2007 Plan. The following table summarizes option and restricted stock purchase rights activities from December 31, 2009 through June 30, 2011:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at December 31, 2009	310,964	41,249	725,721	$20.88	7.58	$1,291
Granted	(632,769)	163,650	305,469	$15.32
Exercised	-	-	(230,723)	$8.51
Restricted stock released	-	(33,428)	-	$-
Restricted stock repurchased	14,084	(7,042)	-	$-
Cancelled	322,967	-	(325,809)	$24.05

Balance at December 31, 2010	15,246	164,429	474,658	$20.72	7.15	$3,573
Authorized	200,000
Granted	(301,852)	336,201	98,200	$26.59
Exercised	-	-	(50,144)	$17.42
Restricted stock released	-	(28,470)	-	$-
Restricted stock repurchased	-	-	-	$-
Cancelled	266,436	(78,125)	(110,186)	$28.30

Balance at June 30, 2011	179,830	394,035	412,528	$20.49	7.96	$3,184
Exercisable at June 30, 2011			162,086	$22.20	6.09	$1,336

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Included in cost of revenue:
ThinkGeek cost of revenue	$57	$44	$80	$99
Media cost of revenue	22	32	43	58
Total included in cost of revenue	79	76	123	157
Included in operating expenses:
Sales and marketing	19	202	82	350
Research and development	31	110	47	185
General and administrative	1,055	363	1,661	738
Total included in operating expenses	1,105	675	1,790	1,273
Included in discontinued operations	-	-	-	-

Total stock-based compensation expense	$1,184	$751	$1,913	$1,430

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three and six months ended June 30, 2011 and June 30, 2010 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (years)	4.41	5.9	4.35	5.89
Risk-free interest rate	1.30%	2.77%	1.52%	2.76%
Volatility	65.3%	62.7%	65.3%	62.8%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$13.96	$9.00	$13.83	$8.90

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and June 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

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
$1,000

The identified intangible assets are comprised of Geek.com's domain name and have a useful life of three years. In December 2010 the Company sold the Geek.com business to Ziff Davis, Inc. for $0.8 million.  The net loss from Geek.com has been treated as a discontinued operation in the accompanying consolidated financial statements.

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

(in thousands)	E-commerce	Media	Total Company
Three Months Ended June 30, 2011
Revenue from external customers	$14,319	$5,751	$20,070
Cost of revenue	$13,209	$1,459	$14,668
Gross margin	$1,110	$4,292	$5,402
Loss from operations	$(2,352)	$196	$(2,156)
Depreciation and amortization	$272	$243	$515
Three Months Ended June 30, 2010
Revenue from external customers	$10,558	$4,716	$15,274
Cost of revenue	$8,792	$1,795	$10,587
Gross margin	$1,766	$2,921	$4,687
Loss from operations	$(704)	$(1,814)	$(2,518)
Depreciation and amortization	$61	$500	$561
Six Months Ended June 30, 2011
Revenue from external customers	$29,524	$10,462	$39,986
Cost of revenue	$26,843	$2,805	$29,648
Gross margin	$2,681	$7,657	$10,338
Operating loss	$(4,091)	$(466)	$(4,557)
Depreciation and amortization	$545	$511	$1,056
Six Months Ended June 30, 2010
Revenue from external customers	$20,942	$9,011	$29,953
Cost of revenue	$17,610	$3,576	$21,186
Gross margin	$3,332	$5,435	$8,767
Operating loss	$(1,233)	$(4,112)	$(5,345)
Depreciation and amortization	$119	$970	$1,089

During the time period covered by the table above, the Company marketed its Media products in the United States through its direct sales force. ThinkGeek products were marketed through its online web site and with respect to international Media sales, through its subsidiary in the United Kingdom and representatives based in the United Kingdom, Europe and Australia.

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

In 2008, the parties reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A group of objectors appealed the Court's October 5, 2009 order to the U.S. Second Circuit Court of Appeals.  The Plaintiffs have filed motions to dismiss the appeals, some of which have been granted and some of which are still pending.  If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

On October 3, 2007, a purported Geeknet shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in the U.S. District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant and no recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the U.S. District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including Geeknet, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers. On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the U.S. Court of Appeals for the Ninth Circuit.  On December 2, 2010, U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal with respect to certain claims and remanded others to the district court.  On January 18, 2011, the Ninth Circuit Court of Appeals voted unanimously to deny Simmonds’s petition for a rehearing en banc. On June 27, 2011, the U.S. Supreme Court denied Simmonds’s petition for a writ of certiorari with respect to the dismissed claims and granted the underwriters’ petition for a writ of certiorari with respect to the remanded claims.

On November 17, 2010, the Company filed a lawsuit against Tightrope Interactive claiming among other things trademark infringement, cyber piracy and violation of the California Consumer Protection against Computer Spyware Act regarding Tightrope Interactive’s use of certain software provided by VLC, a French non-profit whose software project is hosted on SourceForge.net.  On December 14, 2010, Tightrope Interactive answered the complaint and filed counterclaims alleging the Company sent a wrongful Digital Millennium Copyright Act request to take down Tightrope Interactive material and seeking unspecified damages.  The Company believes that the resolution of this matter will not have a material adverse impact on its consolidated financial position and results of operation.

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At June 30, 2011, no liability was recorded for outstanding matters.

Guarantees and Indemnifications

The following is a summary of the Company’s agreements, including Indirect Guarantees of Indebtedness of Others, some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2011.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; and sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in this Quarterly Report on Form 10-Q  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2011 as compared to what was previously disclosed in Management’s Discussion and Analysis of  Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our business consists of two operating segments: e-commerce and Media.  Our e-commerce segment sells technology-themed retail products for technology enthusiasts through our ThinkGeek.com web site.  We offer a broader range of unique products in a single web property than are available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and develop, manufacture and sell our own “Invented at ThinkGeek” custom products.  Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties, SourceForge, Slashdot, and freshmeat, to create, improve, compare and distribute Open Source software and to research, debate and discuss current issues relating to the technology marketplace.

ThinkGeek’s business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products developed by us, and by increasing traffic to our site. We also develop, manufacture and sell our own “Invented at ThinkGeek “custom products. We attract traffic to our sites using a variety of traditional online and direct retail marketing channels, direct mail and email to our customers and followers.  We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness and also to communicate with our customers.

 In 2010, we changed our third-party fulfillment and warehouse provider and invested in modern automated distribution equipment in Lockbourne, Ohio. This will allow us to continue to develop our distribution capabilities to provide a high level of service to our customers.

We currently use the following key metrics to measure ThinkGeek’s business:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Daily Unique Visitors (in thousands) (1)	15,991	12,517	29,605	22,702
Orders Received (in thousands)	245	173	514	344
Conversion Rate	1.53%	1.38%	1.74%	1.52%
Average Order Value Orders Received	$64	$64	$61	$62

(1)
       Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month or may visit from a different device or platform. Beginning in the third quarter 2011, we will be making changes to our site to account for this calculation and the number of Unique Visitors.

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

We continue to invest in our web properties, primarily SourceForge and Slashdot.  In March 2011, we launched an open source version of our platform for developers of Open Source projects, named Allura.  The new version includes source code repositories, bug reports, discussions, mailing lists, wiki pages and blogs.  It demonstrates our commitment to the Open Source community.   The improvements to Slashdot included site redesign and improved site performance.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Unique Visitors per Month (in thousands) (1)(2)	47,804	38,868	48,618	39,530
Visits per Unique Visitor per Month (1)	1.6	1.8	1.6	1.7
Visits per Month (in thousands) (2)	76,815	69,763	78,206	67,190
Pages per Visit (1)	2.0	2.0	2.4	2.4
Page Views per Month (in thousands) (1)(2)	155,788	140,752	163,108	144,071

Revenue per Thousand Pages (RPM)	12.31	11.25	$10.59	$9.31
Revenue per User (RPU) (3)	0.48	0.49	$0.54	$0.52

(1)
Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month or may visit from a different device or platform. Beginning in the third quarter 2011, we will be making changes to our site to account for this calculation and the number of Unique Visitors, Visits per Unique Visitor and Visits per Month may decrease while Pages per Visit may increase.  This change will not affect Page Views per Month.

(2)
Per month amounts are the average calculated as the total amount for the period divided by the months in the period. The 2010 numbers have been changed for comparative purposes and do not include RSS feeds. RSS feeds are no longer tracked by Google Analytics.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Statements of Operations Data:
ThinkGeek revenue	71.3%	69.1%	73.8%	69.9%
Media revenue	28.7%	30.9%	26.2%	30.1%
Revenue	100.0%	100.0%	100.0%	100.0%
ThinkGeek cost of revenue	65.8	57.6	67.1	58.8
Media cost of revenue	7.3	11.8	7.0	11.9
Cost of revenue	73.1%	69.4%	74.1%	70.7%
Gross margin	26.9%	30.6%	25.9%	29.3%
Operating expenses:
Sales and marketing	16.5	23.2	16.7	22.4
Research and development	6.5	10.6	5.7	10.5
General and administrative	14.6	13.4	14.8	13.9
Amortization of intangible assets	0.1	0.6	0.1	0.6
Restructuring costs	-	(0.7)	-	(0.3)
Total operating expenses	37.7%	47.1%	37.3%	47.1%
Loss from operations	(10.8)%	(16.5)%	(11.4)%	(17.8)%
Interest and other income (expense), net	0.1%	0.1%	0.0%	0.1%
Loss before income taxes	(10.7)%	(16.4)%	(11.4)%	(17.7)%
Income tax benefit	0.0%	(0.1)%	(0.1)%	0.0%
Net loss	(10.7)%	(16.3)%	(11.3)%	(17.7)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Six Months Ended		% Change
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
($ in thousands)
ThinkGeek revenue	$14,319	$10,558	$29,524	$20,942	36%	41%
Media revenue	$5,751	$4,716	$10,462	$9,011	22%	16%
Revenue	$20,070	$15,274	$39,986	$29,953	31%	33%

Sales for the three and six months ended June 30, 2011 and June 30, 2010 were primarily to customers located in the United States of America.

For the three months ended June 30, 2011 and June 30, 2010, no one customer represented more than 10% of revenue.  For the six months ended June 30, 2011 and June 30, 2010 no one customer represented more than 10% of revenue.

Revenue by Segment

ThinkGeek

	Three Months Ended		Six Months Ended		% Change
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months

ThinkGeek revenue (in thousands)	$14,319	$10,558	$29,524	$20,942	36%	41%
Percentage of total revenue	71%	69%	74%	70%
Number of orders shipped	253,999	178,833	538,110	363,380	42%	48%
Average order size shipped	$59	$59	$56	$58	5%	(3)%

ThinkGeek revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances and credit card chargebacks.  The increase in ThinkGeek revenue during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to a 42% increase in the number of shipments year-over-year.  ThinkGeek revenue for the second quarter increased 36% to $14.3 million, from $10.6 million for the same period last year.  Our investments in the business continue to yield terrific new products and new customers. We have increased our investments in sales and marketing, merchandising and operations to support our growth. In 2011 we upgraded our inventory leadership and our processes and we are continuing to improve our efficiency. We decided to discontinue certain products to focus on bringing in exciting new products. We implemented our checkout re-write to ensure scalability and flexibility of our website and we plan to launch a mobile site during the second half of the year.

The increase in ThinkGeek’s revenue during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was primarily due to a 48% increase in the number of shipments year-over-year.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

 Media

	Three Months Ended		Six Months Ended		% Change
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
($ in thousands)
Direct sales	$4,014	$3,363	$7,447	$6,452	19%	15%
Ad Networks	1,211	1,029	2,349	1,991	18%	18%
Other	526	324	666	568	62%	17%
Media revenue	$5,751	$4,716	$10,462	$9,011	22%	16%

Our Media revenue is derived primarily from advertising products delivered on our web properties.  Direct sales revenue is generated from orders received by our United States based sales team and may also include advertisements to be delivered globally.  Ad Networks revenue represents revenue from our Ad Network partners, primarily Google Inc., who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems.  Other revenue represents orders received from our international direct sales team and resellers, sales of reports on data underlying the open source community as well as referral fees and revenue earned from subscriptions to our web properties.

Direct sales revenue for the three months ended June 30, 2011 was higher by $0.7 million when compared to the three months ended June 30, 2010. This was primarily due to new customer spend of $1.5 million while existing customers added $0.4 million, offset by a $1.0 million decrease in revenue from advertisers whose campaigns were not renewed. The increase in Ad Networks revenue for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was higher due to revenue from Google Inc. This was driven by the larger number of ad units we made available to them.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks. To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks.  The increase in Other revenue during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 was due to higher international display revenue and our increased focus on Lead Generation sales as a complement to our display advertising. Our international revenue continues to grow through the efforts of our direct sales force and expanded reseller relationships in Europe and Asia.

Direct sales revenue for the six months ended June 30, 2011 increased $1.0 million as compared with the six months ended June 30, 2010.  The majority of the increase was due to new customer spend of $1.9 million offset by a $0.7 million decrease from advertisers whose campaigns were not renewed. Existing customers added $0.1 million in revenue when comparing the six months ended June 30, 2011 to the same period last year. The increase in Ad Networks revenue for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was due to increased revenue from Google Inc., due to an increase in the number of ad units we made available to them.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks. The increase in Other revenue during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was primarily due to higher international display revenue and our increased focus on Lead Generation sales as a complement to our display advertising. Our international revenue continues to grow through the efforts of our direct sales force and expanded reseller relationships in Europe and Asia.

Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
Cost of revenue	$14,668	$10,587	$29,648	$21,186	39%	40%
Gross margin	5,402	4,687	10,338	8,767	15%	18%
Gross margin %	27%	31%	26%	29%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our ThinkGeek business.

Gross margins declined for both the three and six months ended June 30, 2011 as compared with the three and six months ended June 30, 2010, primarily due to the revenue mix between Media and ThinkGeek revenue.  ThinkGeek revenue has significantly lower gross margins than Media revenue.

Cost of Revenue/Gross Margin by Segment

ThinkGeek Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
ThinkGeek cost of revenue	$13,209	$8,792	$26,843	$17,610	50%	52%
ThinkGeek gross margin	1,110	1,766	2,681	3,332	(37)%	(20)%
ThinkGeek gross margin %	8%	17%	9%	16%
Headcount	36	27	36	27

ThinkGeek cost of revenue consists of product, shipping and fulfillment, and operating costs.  It also includes personnel costs associated with the operations and merchandising functions. ThinkGeek’s revenue increased 41% year over year driving the cost of revenue higher.  Cost of revenue increased $9.2 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  The increase was primarily due to higher product, shipping and fulfillment, and operating costs of $4.9 million, $2.9 million, and $0.9 million, respectively.

The ThinkGeek cost of revenue increased $4.4 million during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Driving this increase was a 36% quarter over quarter increase in revenue.  The change in the cost of revenue for the quarter was primarily due to higher product, shipping and fulfillment, and operating costs of $2.3 million, $1.1 million and $0.5 million, respectively.  ThinkGeek’s product gross margin of 8% is below our 2010 gross margin and can be attributed primarily to discontinued inventory discounts, inbound shipping expenses and write downs of obsolete inventory.

Media Cost of Revenue/Gross Margin

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
Media cost of revenue	$1,459	$1,795	$2,805	$3,576	(19)%	(22)%
Media gross margin	4,292	2,921	7,657	5,435	47%	41%
Media gross margin %	75%	62%	73%	60%
Headcount	15	18	15	18

Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, delivering advertising campaigns and developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.

The increase in Media gross margin percentages for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily driven by the increased Media revenue and a decrease in cost of revenue, primarily due to decreased personnel costs.

The increase in Media gross margin percentages for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was primarily driven by increased Media revenue and a decrease in cost of revenue, primarily due to decreased personnel costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and includes costs associated with advertising and promotional activities.

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
ThinkGeek S&M	$1,662	$1,187	$3,142	$2,049	40%	53%
Media S&M	1,640	2,364	3,527	4,664	(31)%	(24)%
Sales and marketing	$3,302	$3,551	$6,669	$6,713	(7)%	(1)%
Percentage of total revenue	16%	23%	17%	22%
Headcount	33	33	33	33

The sales and marketing expenses decreased $0.2 million primarily due to lower personnel costs. The Media segment reduced marketing labor costs by $0.6 million quarter over quarter. This decrease was partially offset by higher ThinkGeek credit card fees of $0.1 million and higher promotional fees of $0.3 million related to 42% revenue growth.

Total sales and marketing expenses remained relatively unchanged for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. The Media segment was able to reduce its labor and related costs by $0.8 million quarter over quarter partially offset by increased marketing expenses for the ThinkGeek segment of $0.6 million. ThinkGeek costs increased $0.2 million for the six months ended June 30, 2011 when compared to the same period last year. ThinkGeek’s costs will continue to rise if we continue to experience rapid growth. For the six months ended June 30, 2011, ThinkGeek experienced 36% growth when compared to the same period last year.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our ThinkGeek and Media web sites.  We expense all of our R&D costs as they are incurred.

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
ThinkGeek R&D	$455	$328	$827	$650	39%	27%
Media R&D	854	1,285	1,459	2,493	(34)%	(41)%
Research and development	$1,309	$1,613	$2,286	$3,143	(19)%	(27)%
Percentage of total revenue	7%	11%	6%	10%
Headcount	30	29	30	29

R&D expense decreased by $0.3 million in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The decrease in R&D expenses was primarily due to lower personnel costs and lower consulting costs.  Personnel and related costs decreased due to a reduction of Media headcount offset by an increase of headcount at ThinkGeek.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for management, finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
General and administrative	$2,927	$2,049	$5,899	$4,173	43%	41%
Percentage of total revenue	15%	13%	15%	14%
Headcount	19	20	19	20

G&A expenses increased by $0.9 during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. It also increased by $1.7 million for the six months ended June 30, 2011 as compared to same period last year. These changes were driven by higher stock-based compensation for key executives and expenditures to support the proxy and the Annual Shareholder’s Meeting.

Interest and other income (expense), net

Below is a summary of Interest and other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended		% Change
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months

Interest income	$1	$29	$1	$60	(97)%	(98)%
Interest expense	-	(1)	-	(5)	(100)%	(100)%
Other income (expense), net	14	(6)	6	(28)	(333)%	*
Interest and other income (expense), net	$15	$22	$7	$27	(32)%	(74)%
*–Not meaningful

The decrease in interest income for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, was primarily due to lower investment balances.

Interest expense for the three and six months ended June 30, 2011 and June 30, 2010 results primarily from accretion of our accrued restructuring charge.

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

Loss on disposal of asset is due to our deprecation of the Marketplace platform from the SourceForge.net platform during the three months ended June 30, 2010.

Other income (expense), net for the three months and six months ended June 30, 2010 is primarily due to the write-off of obsolete computer equipment, while other income (expense) net for the six months ended June 30, 2010 is primarily due to the $0.2 million gain on our sale of the Linux.com domain name to The Linux Foundation.

Income Taxes

Provision for income taxes

	Three Months Ended		Six Months Ended		% Change
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Three Months	% Change Six Months
($ in thousands)
Income tax benefit	$-	$(12)	$(23)	$(13)	(100)%	77%

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our ThinkGeek business operates and where we are unable to file a consolidated tax return.  As of June 30, 2011, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2029 and 2019, respectively, to the extent that they are not utilized.

Liquidity and Capital Resources

	Six Months Ended June 30,
($ in thousands)	2011	2010
Net cash provided by (used in):
Continuing operations:
Operating activities	$(9,974)	$(8,024)
Investing activities	(921)	4,015
Financing activities	490	43
Effect of exchange rate changes on cash and cash equivalents	(5)	(6)
Net decrease in cash and cash equivalents	$(10,410)	$(3,972)

Our principal sources of cash as of June 30, 2011 are our existing cash, cash equivalents and investments of $24.9 million.  Cash and cash equivalents decreased by $10.4 million at June 30, 2011 when compared to December 31, 2010.  This total decrease during the six months ended June 30, 2011 was primarily due to cash used to fund net operating losses and working capital requirements, as well as the purchase of $0.9 million of equipment.

Operating Activities

Cash used in operating activities increased by $1.9 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Cash provided by inventories increased by $5.4 million offset by cash used for accounts payable of $7.8 million and cash used for accounts receivable of $1.3 million. Cash used for accounts payable was much higher than the same period last year due to the seasonality and growth of the ThinkGeek business.

Net cash used in operating activities was $10 million for the six months ended June 30, 2011.  Net cash used in operating activities was primarily due to our net operating loss of $4.5 million after the effects of non-cash charges of stock-based compensation expense of $1.9 million and depreciation and amortization expense of $1.1 million. Additionally, changes in operating assets and liabilities included cash used for accounts payable of $8.7 million, accrued liabilities of $1.7 million and an increase in accounts receivable of $1.7 million. This was partially offset with cash provided by inventory of $3.8 million and deferred revenue of $0.8 million. The decrease of accounts payable was primarily due to the seasonality and growth of our ThinkGeek business.

Net cash used in operating activities was $8.0 million for the six months ended June 30, 2010.  Net cash used in operating activities was primarily due to our net operating loss of $2.5 million after the effects of non-cash charges of stock-based compensation expense of $1.4 million, depreciation and amortization expense of $1.1 million and restructuring expense of $0.1 million. Additionally, changes in operating assets and liabilities included cash used for accounts payable of $0.8 million, accrued liabilities of $1.5 million, accrued restructuring liabilities of $1.1 million, increase in accounts receivable of $0.4 million and increases in inventory of $1.6 million, offset partially by cash provided by decreases in deferred revenue of $0.3 million. The decrease of accounts payable was primarily due to the seasonality of our e-commerce business.

Investing Activities

Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

Cash used in investing activities for the six months ended June 30, 2011 is $0.9 million. This is comprised of the $0.4 million for the expansion of our distribution equipment at our third party contract-fulfillment and warehouse provider and computers, office equipment and lease-hold improvements of $0.5 million.

Cash provided by investing activities for the six months ended June 30, 2010 is comprised of the sale of $7.2 million of auction rate securities to UBS AG (“UBS”) at par value and a $1.0 million reduction in restricted cash resulting from the conclusion of our former corporate headquarter lease in Fremont, California, offset in part by $3.1 million for the purchase of property and equipment, primarily due to payments for distribution equipment which is being installed at our new third-party contract-fulfillment and warehouse provider and $1.0 million for the acquisition of Geek.com.

Financing Activities

Our financing activities during the six months ended June 30, 2011 were comprised primarily of proceeds from the sale of our common stock through equity incentive plans.

Our financing activities during the six months ended June 30, 2010 were primarily comprised of cash used to repurchase shares of our common stock under the repurchase program which ended in October 2009, offset in part by proceeds from the sale of our common stock through equity incentive plans.

Restricted Cash

We have no restricted cash as of June 30, 2011 or December 31, 2010, as the $1.0 million letter of credit expired upon completion of our former corporate headquarter lease in Fremont, California in May 2010.

Auction Rate Securities and ARS Right

At June 30, 2010, we had $3.0 million of municipal bond investments with an auction reset feature.  The underlying assets of these auction-rate securities are student loans which are substantially backed by the Federal government.  On June 30, 2010, we exercised our right to sell, at par value, auction-rate securities with a par value of $3.6 million, to UBS.  The transaction settled on July 1, 2010.

We valued the ARS using a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model were based on data available as of June 30, 2010 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.

Liquidity

Our liquidity and capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling, sourcing and supporting our products. Also the timing and expense associated with expanding our distribution channels, capital projects to expand our support systems and infrastructure, our repurchase of common stock, potential acquisitions and other factors.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of June 30, 2011 (in thousands):

		Years ending December 31,
	Total	2011	2012 and 2013	2014 and 2015
Gross Operating Lease Obligations	$2,170	$470	$1,445	$255
Sublease Income	(1,007)	(403)	(604)	-
Net Operating Lease Obligations	1,163	67	841	255

Purchase Obligations	1,365	1,365	-	-
Total Obligations	$2,528	$1,432	$841	$255

In April 2010, we entered into a five year agreement with a third-party fulfillment and warehouse provider to replace our existing third-party provider, which was effective during our third quarter ending September 30, 2010.  In June 2011 we amended the agreement changing certain terms and conditions and extended the agreement to six years in duration.  In addition, we have contracted for the build out of additional warehouse capacity in order to better meet demand. This additional space will allow us to accommodate more products and be more efficient during our peak times. Also in the 2nd quarter of 2011 we leased additional office space to accommodate the corporate headquarters moving from California to Northern Virginia.

Financial Risk Management

We currently face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity.  We do not anticipate significant currency gains or losses in the near term.  These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale or trading. These securities are not leveraged.

We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal.  Some of the securities that we have invested in may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To minimize this risk, we maintain a portfolio of cash equivalents, short-term investments and long-term investments in a limited category of securities, primarily treasury money market funds and government debt securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II

Item 1.  Legal Proceedings
The disclosure under the caption “Litigation” in Note 11. Commitments and Contingencies to the Consolidated Financial Statements is incorporated by reference into this Item 1.

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

In order to attract customers to our site, we must continually release new and innovative products, including products developed by us.  In addition to the direct revenue we derive from sales of these products, the release of new and innovative products garners media coverage and drives customers to our site.  The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including our ability to:

•	accurately predict our customers’ demand for a product;

•	deliver our merchandise in sufficient quantities and in a timely manner to meet our customers’ demands;

•	maintain sufficient inventory levels, particularly during the peak holiday selling seasons;

•	anticipate and successfully respond to new preferences by our customers;

•	expand into new markets;

•	compete with other ThinkGeek service providers and traditional brick and mortar retailers;

•	procure appropriate volumes of these products at price points acceptable to our customers; and

•	attract and retain qualified merchandising and product development personnel.

There can be no assurance that our new products will appeal to customers or that customer demand for these products will be sufficient to generate revenue consistent with our estimates.  In addition, there can be no assurance that new products will be developed in a timely or cost-effective manner, or that we will be able to procure appropriate quantities of such products.  If we are unable to deliver new and innovative products that allow us to increase demand, we may not be able to generate sufficient revenue to grow our ThinkGeek business.  See also additional risks related to competition set forth elsewhere in these Risk Factors.

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

In addition, when we launch a new product, it is particularly difficult to accurately forecast customer demand.  Certain products, especially custom manufactured products, or products purchased from outside the United States, may require significant lead-time, may require payment or partial payment prior to shipment of the product, and may not be returnable. We carry a broad selection of products and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.  Failure to properly assess such inventory needs could adversely affect our financial results.

We are dependent upon a single third-party fulfillment and warehouse provider.  Our customer satisfaction is highly dependent upon fulfillment of orders in a professional and timely manner, so any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our ThinkGeek e-commerce business.

Our ThinkGeek business’ ability to receive inbound inventory and ship completed orders efficiently and in a timely manner to our customers is substantially dependent on a single third-party fulfillment and warehouse provider.  We ship products to customers worldwide using the services of Exel, Inc. (“Exel”), located in Lockbourne, Ohio.

If Exel fails to meet our distribution and fulfillment needs, our relationship with and reputation among our ThinkGeek e-commerce customers will suffer and this will adversely affect our ThinkGeek revenue.  Additionally, if Exel is unable to meet our distribution and fulfillment needs, particularly during the holiday season, or our contract with Exel is terminated, we may be required to secure a second-source or replacement fulfillment and warehouse provider.  If we fail to secure such a fulfillment and warehouse provider or are unable to secure a fulfillment and warehouse provider on comparable terms our reputation and our ThinkGeek e-commerce financial results would be adversely affected.

If we fail to realize anticipated operating efficiencies at our third-party fulfillment and warehouse provider, our operating results will be adversely affected.

In August 2010, we began shipping products to customers worldwide using the services of Exel, located in Lockbourne, Ohio.  This change of providers required significant efforts by our ThinkGeek management's engineering and operations teams, and although we are currently fully transitioned to Exel, the transition still requires further effort in order to realize operating efficiencies.  In June 2011, we contracted for the build out of additional warehouse capacity in order to better meet demand. This additional space will allow us to accommodate more products and be more efficient during our peak times. If we are unable to realize such operating efficiencies, our shipping and fulfillment costs may not decline as a percent of revenues and our ThinkGeek gross margins and operating income would be adversely affected.

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

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods.  We are subject to the risks of relying on products manufactured outside of the United States, including political unrest, trade restrictions, customs and import/export regulations, local business practice and geo-political issues, such as political and social unrest and economic instability.  Additionally, significant reliance on foreign sources of production increases the risk of issues relating to compliance with domestic or international labor standards, customs and import/export laws and regulations, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

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

We may be subject to product liability claims if people or property are harmed by the products we sell on our ThinkGeek web site, which could be costly to defend and subject us to significant damage claims.

Some of the products we offer for sale on our ThinkGeek web site, such as consumer electronics, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability, and even if some agreements provide for indemnification, it may be prohibitively costly to avail ourselves of the benefits of the protection.

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

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, continue to consider initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales. Illinois and California have both recently passed such legislation impacting our ability to conduct business in these states through affiliate arrangements.

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

We continue to expand our international operations of our Media business.  During 2010, we hired salespeople in London, United Kingdom to manage our sales efforts outside the United States.  We also have agreements with business partners to sell our international inventory in Europe, Australia and Asia and may enter into agreements with additional or different firms to sell our international advertising impressions.  We rely on the efforts and abilities of our employees and representatives to market our products and services in such markets.  We may not be able to hire, train, retain, and manage the personnel necessary to successfully market our products and service and expand our operations into international markets, which may limit the growth of our Media business.

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

We used $10 million of cash for operating activities during the six months ended June 30, 2011.  Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed.  While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in ThinkGeek spending or online advertising or an increased working capital requirement for our ThinkGeek inventory, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $2.1 million during the three months ended June 30, 2011, and we have an accumulated deficit of $759 million as of June 30, 2011.  Additionally, we may continue to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent offerings will not be marketed in competition with our offerings, thereby substantially reducing the value of our proprietary rights. Currently, we do not have any software, utility, or design patents and we may not be able to develop proprietary offerings or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business.

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

Pursuant to Section 404 of the  Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial  reporting  as well as our  disclosure  controls and  procedures each fiscal year.  As of June 30, 2011 management  has concluded  that  our internal  control  over  financial  reporting  and  our  disclosure  controls and procedures were effective.  We will need to continue to evaluate, upgrade and enhance our internal controls.  Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.  We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified.  If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and we may not be able to meet our reporting obligations.

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

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel.  Our officers and other key personnel are employees-at-will, and we may not be able to retain them.  Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future.  The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations.  Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel.  Competition for qualified personnel in our industry, as well as other geographic markets, in which we recruit, is intense.  In the Internet and high technology industries, qualified candidates often consider equity awards in compensation arrangements and fluctuations in our stock price may make it difficult to recruit, retain, and motivate employees.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three and six months ended June 30, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $24.10 to $30 per share and the closing sale price on June 30, 2011, the last trading day of our first quarter, was $26.72 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Internet commerce is rapidly evolving. While this is an evolving area of the law in the United States and International, regulations governing the Internet, e-commerce and the Media business, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and standards and the quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations, may also be imposed. Recently several states have adopted legislation which attempts to impose sales tax collection and reporting obligation on Internet companies. Any of these regulations could have an adverse effect on our future sales and revenue growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended June 30, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
April 1, 2011 to April 30, 2011	-	$-
May 1, 2011 to May 31, 2011	1,945	$25.93
June 1, 2011 to June 30, 2011	948	$30.05

Total	2,893	$27.28

1.
Includes 1945 share repurchased under the Company's odd-lot repurchase program, which expired in April 2011, but due to a delay in processing were paid for in May 2011. In addition 948 shares were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

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
Date: August 8, 2011