Form 10-Q
period 2011-09-30
Geeknet, Inc
filed 2011-11-04
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The Registrant had 6,350,932 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2011.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,001	$35,333
Short-term investments	-	8
Accounts receivable, net of allowance of $9 and $0, respectively	5,355	5,078
Inventories	8,285	13,322
Prepaid expenses and other current assets	6,363	2,919
Total current assets	44,004	56,660
Property and equipment, net	5,452	5,114
Other long-term assets	4,195	4,983
Total assets	$53,651	$66,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,479	$13,381
Deferred revenue	2,445	1,836
Accrued liabilities and other	2,522	3,591
Total current liabilities	9,446	18,808
Other long-term liabilities	72	77
Total liabilities	9,518	18,885
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; authorized — 25,000; issued- 6,458 and 6,365 shares, respectively; outstanding — 6,343 and 6,273 shares, respectively	6	6
Treasury stock	(977)	(622)
Additional paid-in capital	807,001	803,160
Accumulated other comprehensive income	3	10
Accumulated deficit	(761,900)	(754,682)
Total stockholders’ equity	44,133	47,872
Total liabilities and stockholders’ equity	$53,651	$66,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
ThinkGeek revenue	$14,693	$10,646	$44,217	$31,588
Media revenue	5,007	4,013	15,470	13,024
Revenue	19,700	14,659	59,687	44,612
Cost of revenue:
ThinkGeek cost of revenue	13,414	10,178	40,263	27,788
Media cost of revenue	1,193	1,693	3,999	5,269
Cost of revenue	14,607	11,871	44,262	33,057
Gross margin	5,093	2,788	15,425	11,555
Operating expenses:
Sales and marketing	3,038	3,329	9,707	10,042
Research and development	1,607	1,635	3,893	4,778
General and administrative	3,143	2,942	9,042	7,115
Amortization of intangible assets	20	101	61	285
Restructuring	-	-	-	(101)
Gain on sale of assets	(72)	(1,409)	(72)	(1,391)
Total operating expenses	7,736	6,598	22,631	20,728
Loss from continuing operations	(2,643)	(3,810)	(7,206)	(9,173)
Interest and other income (expense), net	(39)	(2)	(33)	43
Loss from continuing operations before income taxes	(2,682)	(3,812)	(7,239)	(9,130)
Income tax expense (benefit)	1	(51)	(22)	(64)
Loss from continuing operations	(2,683)	(3,761)	(7,217)	(9,066)
Discontinued operations:
Loss from operations, net of taxes	-	(89)	-	(111)
Net loss	$(2,683)	$(3,850)	$(7,217)	$(9,177)

Loss per share from continuing operations:
Basic and diluted	$(0.42)	$(0.62)	$(1.14)	$(1.50)
Loss per share from discontinued operations:
Basic and diluted	$-	$(0.02)	$-	$(0.02)
Net loss per share:
Basic and diluted	$(0.42)	$(0.64)	$(1.14)	$(1.52)

Shares used in per share calculations:
Basic and diluted	6,337	6,046	6,306	6,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities from operations:

Net Loss	$(7,217)	$(9,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,487	1,765
Stock-based compensation expense	3,085	1,951
Provision for bad debts	9	-
Provision for excess and obsolete inventory	83	57
Gain on sale of assets	(66)	(1,391)
Changes in assets and liabilities:
Accounts receivable	(286)	434
Inventories	4,953	(10,999)
Prepaid expenses and other assets	(2,558)	(2,452)
Accounts payable	(8,902)	3,338
Accrued restructuring liabilities	-	(1,238)
Deferred revenue	609	611
Accrued liabilities and other	(1,069)	(1,248)
Other long-term liabilities	(6)	(14)
Net cash used in operating activities	(9,878)	(18,363)
Cash flows from investing activities from operations:
Change in restricted cash	-	1,000
Purchase of property and equipment	(1,829)	(3,860)
Proceeds from sales of intangible assets, net	-	1,040
Purchase of intangible assets	(20)	(122)
Maturities or sale of marketable securities	-	10,207
Acquistion of a business, net of cash acquired	-	(1,000)
Net cash (used in) provided by investing activities from operations:	(1,849)	7,265
Cash flows from financing activities from operations:
Proceeds from issuance of common stock	757	252
Repurchase of common stock	(355)	(118)
Net cash provided by financing activities from operations:	402	134
Effect of exchange rate changes on cash and cash equivalents	(7)	(4)
Net decrease in cash and cash equivalents	(11,332)	(10,968)
Cash and cash equivalents, beginning of period	35,333	28,943
Cash and cash equivalents, end of period	$24,001	$17,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Overview
Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  The Company’s e-commerce segment, consisting solely of ThinkGeek, Inc., sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek web site.  Geeknet’s audience of technology professionals and technology enthusiasts relies on its web sites — SourceForge and Freecode — to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  This is due in part to our ThinkGeek business which is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter, which begins on October 1 and ends on December 31.  The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and September 30, 2010 and its cash flows for the nine months ended September 30, 2011 and September 30, 2010 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.  Summary of Significant Accounting Policies

Except as discussed below, there have been no significant changes to the Company’s critical accounting estimates during the three and nine months ended September 30, 2011 as compared to what was previously disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On November 10, 2010, the Company effected a 1-for-10 reverse stock split.  All share and per share amounts in this report have been adjusted to give effect to the reverse stock split.  In conjunction with the reverse stock split, the common stock par value remained constant at $0.001 per share.  Following the reverse stock split, a portion of the common stock was transferred to additional paid in capital

In December 2010, the Company sold Geek.com. The results of operations related to Geek.com have been presented as discontinued operations. Loss from discontinued operations consists of direct revenue and direct expenses of Geek.com, including cost of revenue. For the three months ended September 30, 2010, Geek.com had revenue of $54 thousand and total operating expenses of $143 thousand which included amortization of intangible assets of $62 thousand. For the nine months ended September 30, 2010, Geek.com had revenue of $88 thousand and total operating expenses of $199 thousand which included amortization of intangible assets of $83 thousand.

New Guidance to Be Implemented
Statement of Comprehensive Income
In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the current option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity will have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The standard is effective for us beginning in 2012.

Fair Value Measurements
In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. This standard is effective for us beginning in the first quarter of fiscal year 2012. We are currently evaluating the impact of this guidance, but we do not anticipate a material impact to our consolidated financial statements upon adoption.

Goodwill Impairment
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other” that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

Adopted Accounting Pronouncements
On January 1, 2011, the Company prospectively adopted accounting standard update (“ASU”) 2009-13, which amends Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.  Under this standard, Media revenue in arrangements with multiple deliverables is allocated using estimated selling prices. The adoption of ASU 2009-13 did not have a significant impact on the Company's consolidated financial statements.

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

Principles of Consolidation
The interim financial information presented in this Quarterly Report on Form 10-Q includes the accounts of Geeknet and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  At September 30, 2011, the Company owned approximately 9% of CollabNet, a developer of software used in collaborative software development, consisting of CollabNet’s Series C-1 preferred stock.  As the Company holds less than 20% of the voting stock of CollabNet and does not otherwise exercise significant influence over them, the investment is accounted for under the cost method.  CollabNet is a developer of software used in collaborative software development.

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

Other-Than-Temporary Impairment
All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly-traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous nine months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

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

Goodwill and Intangibles
Goodwill, which is entirely related to our Media segment, is carried at cost. Intangible assets are amortized on a straight-line basis over their estimated lives of three to five years.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of these intangible assets may not be recoverable.  When events or circumstances indicate that the goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cashflows over the remaining useful life of the intangible assets in measuring whether they are recoverable.  No events or circumstances occurred that would indicate a possible impairment in the carrying value of intangible assets at September 30, 2011. The goodwill balance at September 30, 2011 and December 31, 2010 was $1.7 million.

Intangible assets are as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	asset	amortization	asset	asset	amortization	asset
Identified intangible assets:
Domain and trade names, intellectual property	6,196	(6,073)	123	6,176	(6,012)	164
Purchased technology	2,535	(2,535)	-	2,535	(2,535)	-
Total Identified intangible assets	$8,731	$(8,608)	$123	$8,711	$(8,547)	$164

The future amortization expense of identified intangibles is as follows (in thousands):

Year ending December 31,		Amount
2011	*	$22
2012		74
2013		22
2014		5
		$123

*For 2011 this amount represents the final three months of the year.

Revenue Recognition
The Company recognizes revenue as follows:

ThinkGeek
ThinkGeek revenue is derived from the online sale of consumer goods.  The Company recognizes ThinkGeek revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured.  The Company recognizes ThinkGeek revenue when products are delivered and title transfers to the customer.  The Company grants customers a limited right to return products.  The Company has recorded provisions of $0.1 million for such returns at September 30, 2011. At September 30, 2010 the reserve was zero.

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

Media
Media revenue is derived primarily from advertising on the Company’s various web sites or from lead generation information provided to the customer.  Advertisements include various forms of rich media and banner advertising, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer.  The Company recognizes Media advertising revenue over the contractual campaign period as advertisements are displayed. The Company recognizes lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).  To the extent that minimum guaranteed impressions are not delivered in the specified time frame, the Company defers revenue on the undelivered guaranteed impressions.

Concentrations of Credit Risk and Significant Customers
The Company’s cash and cash equivalents are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers.  The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms. At December 31, 2010, no customer accounted for more than 10% of the Company's gross accounts receivable. At September 30, 2011, one company accounted for 11% of our outstanding receivables balance.

For the three months ended September 30, 2011 and September 30, 2010, no one customer represented more than 10% of revenue.  For the nine months ended September 30, 2011 and September 30, 2010 no one customer represented more than 10% of revenue.

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.  The gain or loss on sale of assets which was previously included in other income is now included in total operating expenses.

3. Composition of Certain Balance Sheet Components

Property and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Computer and office equipment (useful lives of 2 to 4 years)	$6,083	$5,685
Distribution equipment (useful live of 5 years)	5,087	3,911
Furniture and fixtures (useful lives of 2 to 4 years)	240	226
Leasehold improvements (useful lives of lesser of estimated life or lease term)	346	207
Software (useful lives of 2 to 5 years)	601	579
Total property and equipment	12,357	10,608
Less: Accumulated depreciation and amortization	(6,905)	(5,494)
Property and equipment, net	$5,452	$5,114

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Equity investment	$1,979	$1,979
Goodwill	1,675	1,675
Note receivable	-	711
Intangible assets, net	123	164
Other	418	454
Other long-term assets	$4,195	$4,983

Accrued liabilities and other consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued employee compensation and benefits	$2,081	$2,252
Other accrued liabilities	441	1,339
Accrued liabilities and other	$2,522	$3,591

4. Investments

The Company classifies its investments as available-for-sale or trading at the time they are acquired and reports them at fair value with net unrealized gains or losses reported, net of tax, using the specific identification method as other comprehensive gain or loss in stockholders’ equity or other income in the statement of operations.  See Note 5 – Fair Value Measurements.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	September 30, 2011			December 31, 2010
	Adjusted Cost	Unrealized Loss	Estimated Fair Value	Adjusted Cost	Unrealized Loss	Estimated Fair Value

Cash and cash equivalents:
Cash	$5,738	$-	$5,738	$5,072	$-	$5,072
Money market funds	18,263	-	18,263	$30,261	$-	$30,261
Total cash and cash equivalents	$24,001	$-	$24,001	$35,333	$-	$35,333

Short-term investments:
Corporate securities	-	-	-	8	-	8
Total short-term investments	$-	$-	$-	$8	$-	$8

5. Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$18,263	$-	$-	$18,263
Corporate debt	-	-	-	-

Total	$18,263	$-	$-	$18,263

Amounts included in:
Cash and cash equivalents	$18,263	$-	$-	$18,263
Short-term investments	-	-	-	-

Total	$18,263	$-	$-	$18,263

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(2,683)	$(3,850)	$(7,217)	$(9,177)
Net loss per share:
Basic and diluted	$(0.42)	$(0.64)	$(1.14)	$(1.52)

Net loss from continuing operations	$(2,683)	$(3,761)	$(7,217)	$(9,066)
Net loss per share from continuing operations:
Basic and diluted	$(0.42)	$(0.62)	$(1.14)	$(1.50)

Loss from discontinued operations	$-	$(89)	$-	$(111)

Net loss per share from discontinued operations:
Basic and diluted	$-	$(0.02)	$-	$(0.02)

Weighted average shares - basic and diluted	6,337	6,046	6,306	6,030

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Anti-dilutive securities:
Options to purchase common stock	212	605	165	567
Restricted stock awards and restricted stock units	228	3	113	-
Total	440	608	278	567

7.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other non-owner changes in stockholders’ equity, including foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.  The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(2,683)	$(3,850)	$(7,217)	$(9,177)
Unrealized gain on marketable securities and investments	-	-	-	-
Foreign currency translation loss	3	2	7	(4)
Comprehensive loss	$(2,680)	$(3,848)	$(7,210)	$(9,181)

8.  Stockholders’ Equity and Stock-Based Compensation

Common Stock
During the three months ended September 30, 2011, the Company repurchased 8,753 shares to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

Stock  plans
In December 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company’s 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors’ Plan”), which are collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are cancelled.  On June 29, 2011 a registration statement was filed for the purpose of registering an additional 200,000 shares of Common Stock to be issued as a result of an increase in the number of shares issuable under the 2007 Plan. At September 30, 2011, a total of 278,460 shares were available for issuance.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Under the 2007 Plan, the Board of Directors may grant to employees, consultants and directors an option to purchase shares of the Company’s Common Stock and/or awards of the Company’s common stock.

The 2007 Plan will terminate in 2017.  Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock at the date of grant.  All vested options granted under the 2007 Plan may be exercised at any time within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest over a vesting schedule determined by the Board of Directors.  The Company’s policy is to issue new shares upon exercise of options, granting of Restricted Stock Awards ("RSA") or vesting of Restricted Stock Units ("RSU") under the 2007 Plan. The following table summarizes option and restricted stock purchase rights activities from December 31, 2009 through September 30, 2011:

			Stock Options Outstanding
	Available for Grant	Restricted Stock Outstanding	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000's)
Balance at December 31, 2009	310,964	41,249	725,721	$20.88	7.58	$1,291
Granted	(632,769)	163,650	305,469	$15.32
Exercised	-	-	(230,723)	$8.51
Restricted stock released	-	(33,428)	-	$-
Restricted stock repurchased	14,084	(7,042)	-	$-
Cancelled	322,967	-	(325,809)	$24.05

Balance at December 31, 2010	15,246	164,429	474,658	$20.72	7.15	$3,573
Authorized	200,000
Granted	(365,402)	101,826	161,750	$24.67
Granted Outside of the Plan		312,500
Exercised	-	-	(56,087)	$16.95
Restricted stock released	-	(55,503)	-	$-
Restricted stock repurchased	-	-	-	$-
Cancelled	428,616	(140,208)	(148,200)	$27.75

Balance at September 30, 2011	278,460	383,044	432,121	$20.27	7.64	$1,362
Exercisable at September 30, 2011			162,086	$19.92	5.20	$728

Stock Based Compensation Expense

The following table summarizes employee stock-based compensation expense resulting from stock options and stock purchase rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Included in cost of revenue:
ThinkGeek cost of revenue	$54	$(1)	$134	$98
Media cost of revenue	(7)	15	36	73
Total included in cost of revenue	47	14	170	171
Included in operating expenses:
Sales and marketing	90	46	172	396
Research and development	47	61	94	246
General and administrative	987	400	2,649	1,138
Total included in operating expenses	1,124	507	2,915	1,780

Total stock-based compensation expense	$1,171	$521	$3,085	$1,951

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life for the three and nine months ended September 30, 2011 and September 30, 2010 was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (years)	4.5	5.55	4.41	5.8
Risk-free interest rate	0.67%	1.84%	1.19%	2.51%
Volatility	88.4%	62.9%	74.4%	62.8%
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$14.25	$7.60	$14.00	$8.60

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience.

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

Ohloh
On September 30, 2010, the Company sold the Ohloh website, including the developed technology and related equipment required to operate the website to Black Duck for consideration of $1.3 million in cash and a convertible promissory note in the principal amount of $1.3 million, bearing annual interest at 3.25 percent and due on September 30, 2013.  A portion of the cash, $0.3 million, was deposited in an escrow account to secure certain representations, warranties and covenants made by Geeknet to Black Duck.  The escrow funds, less any claims were released to Geeknet as follows: (1) 25% on October 31, 2010, (2) 25% on November 30, 2010, (3) and the remaining 50% on September 30, 2011.  The sale of the Ohloh website resulted in a $1.4 million gain, which is included in the gain on sale of asset.

The note receivable was subordinate to existing Black Duck debt, was secured by Black Duck assets, other than those securing Black Duck's senior debt, and was convertible into common or preferred stock in the event of a future financing activity, or acquisition of Black Duck.    Geeknet valued the note receivable at $0.7 million using a discounted cash flow model based on interest rates of similar instruments adjusted for the credit, liquidity and security premiums on the note, and the timing and amount of expected cash flows.

On September 30, 2011, Geeknet agreed to discharge the obligations of Black Duck to pay and perform the note upon payment to Geeknet by Black Duck of $0.8 million. This resulted in a $0.1 million gain, which is included in the Gain on sale of an asset.

10.  Segment and Geographic Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  Media and E-commerce.

The Company’s Media segment consists of web sites serving technology professionals and technology enthusiasts and the Company’s E-commerce segment provides online sales of a variety of retail products of interest to these communities and general consumers.  The Company’s websites that comprise the Media segment include: SourceForge, Slashdot and Freecode.

(in thousands)	E-Commerce	Media	Total Company
Three Months Ended September 30, 2011
Revenue from external customers	$14,693	$5,007	$19,700
Cost of revenue	$13,414	$1,193	$14,607
Gross margin	$1,279	$3,814	$5,093
Loss from operations	$(2,587)	$(56)	$(2,643)
Depreciation and amortization	$233	$198	$431
Three Months Ended September 30, 2010
Revenue from external customers	$10,646	$4,013	$14,659
Cost of revenue	$10,178	$1,693	$11,871
Gross margin	$468	$2,320	$2,788
Loss from operations	$(2,553)	$(1,257)	$(3,810)
Depreciation and amortization	$129	$485	$614
Nine Months Ended September 30, 2011
Revenue from external customers	$44,217	$15,470	$59,687
Cost of revenue	$40,263	$3,999	$44,262
Gross margin	$3,954	$11,471	$15,425
Operating loss	$(6,684)	$(522)	$(7,206)
Depreciation and amortization	$703	$784	$1,487
Nine Months Ended September 30, 2010
Revenue from external customers	$31,588	$13,024	$44,612
Cost of revenue	$27,788	$5,269	$33,057
Gross margin	$3,800	$7,755	$11,555
Operating loss	$(3,786)	$(5,387)	$(9,173)
Depreciation and amortization	$248	$1,434	$1,682

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

In 2008, the parties reached a global settlement of the litigation.  On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants, who were previously dismissed from the action pursuant to a stipulation, will receive complete dismissals from the case.  A single objector appealed the Court's October 5, 2009 order to the U.S. Second Circuit Court of Appeals. If for any reason the settlement does not become effective and litigation resumes, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

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

On November 17, 2010, the Company filed a lawsuit against Tightrope Interactive claiming among other things trademark infringement, cyber piracy and violation of the California Consumer Protection against Computer Spyware Act regarding Tightrope Interactive’s use of certain software provided by VLC, a French non-profit whose software project is hosted on SourceForge.net.  On December 14, 2010, Tightrope Interactive answered the complaint and filed counterclaims alleging the Company sent a wrongful Digital Millennium Copyright Act request to take down Tightrope Interactive material and seeking unspecified damages.  On August 10, 2011, the parties executed a settlement agreement whereby both parties agreed to dismiss their claims, with prejudice.

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At September 30, 2011, no liability was recorded for outstanding matters.

Guarantees and Indemnifications
The following is a summary of the Company’s agreements, including Indirect Guarantees of Indebtedness of Others, some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2011.

As permitted under Delaware law, the Company has agreements whereby the Company’s officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has obtained director and officer liability insurance designed to limit the Company’s exposure and to enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2011.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally, the Company’s business partners, subsidiaries and/or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; and sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements  Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in this Quarterly Report on Form 10-Q.  We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2011 as compared to what was previously disclosed in Management’s Discussion and Analysis of  Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are an online network for the global geek community, which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media.  Our sites include: SourceForge, Slashdot, ThinkGeek and Freecode.  We provide our audiences with content, culture, connections and commerce.

Our e-commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site.  Our audience of technology professionals and technology enthusiasts relies on our web sites: SourceForge and Freecode to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

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

Our business consists of two operating segments: e-commerce and Media.  Our e-commerce segment sells technology-themed retail products for technology enthusiasts through our ThinkGeek.com web site.  We offer a broader range of unique products in a single web property than are available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and develop, manufacture and sell our own “Invented at ThinkGeek” custom products.  Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content.  Our audience of technology professionals and enthusiasts relies on our web properties, SourceForge, Slashdot, and Freecode, to create, improve, compare and distribute Open Source software and to research, debate and discuss current issues relating to the technology marketplace.

ThinkGeek’s business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products we develop, and by increasing traffic to our site. We also develop, manufacture and sell our own “Invented at ThinkGeek “custom products. We attract traffic to our sites using a variety of traditional online and direct retail marketing channels including direct mail and email to our customers and followers.  We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness and also to communicate with our customers.

 In 2010, we changed our warehouse provider and invested in modern automated distribution equipment in Lockbourne, Ohio. This has allowed us to continue to develop our distribution capabilities to provide a high level of service to our customers.

We currently use the following key metrics to measure ThinkGeek’s business:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Daily Unique Visitors (in thousands) (1)	16,176	11,699	46,076	34,402
Orders Received (in thousands)	234	175	748	519
Conversion Rate	1.66%	1.50%	1.71%	1.51%
Average Order Value Orders Received	$64	$64	$62	$63

(1)
          Unique Visitor is the aggregate average unique visitors for all eCommerce sites during the period presented. This does not consider possible duplicate visitors who may visit more than one of our web sites during the month or may visit from a different device or platform. In the third quarter 2011, we made changes to our site to account for this calculation and the number of Unique Visitors.

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

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended		Three Months Ended Without Ohloh
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Unique Visitors per Month (in thousands) (1)(2)	44,676	47,298	44,676	43,703
Visits per Unique Visitor per Month (1)	1.6	1.7	1.6	1.7
Visits per Month (in thousands) (2)	70,648	78,108	70,648	73,943
Pages per Visit (1)	2.1	1.9	2.1	1.9
Page Views per Month (in thousands) (1)(2)	148,443	149,366	148,443	143,258

Revenue per Thousand Pages (RPM)	11.24	8.96	11.24	9.34
Revenue per User (RPU) (3)	0.45	0.34	0.45	0.37

(1)
Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented.   This does not consider possible duplicate visitors who may visit more than one of our web sites during the month or may visit from a different device or platform. In the third quarter 2011, we made changes to our site to account for this calculation which may result in the number of Unique Visitors, Visits per Unique Visitor and Visits per Month to decrease while Pages per Visit may increase.  This change will not affect Page Views per Month.

(2)
Per month amounts are the average calculated as the total amount for the period divided by the months in the period. The 2010 numbers have been changed for comparative purposes and do not include RSS feeds. RSS feeds are no longer tracked by Google Analytics.

(3)	Revenue per User (“RPU”) is an annualized amount based on revenue and unique users during the period presented.

	Nine Months Ended		Nine Months Ended without Ohloh
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Unique Visitors per Month (in thousands) (1)(2)	47,304	42,417	47,304	39,833
Visits per Unique Visitor per Month (1)	1.6	1.7	1.6	1.7
Visits per Month (in thousands) (2)	75,687	72,375	75,687	69,441
Pages per Visit (1)	2.1	2.0	2.1	2.0
Page Views per Month (in thousands) (1)(2)	158,220	145,874	158,220	141,423
			-
Revenue per Thousand Pages (RPM)	10.86	9.92	10.86	10.07
Revenue per User (RPU) (3)	0.33	0.31	0.33	0.33

(1)
Unique Visitor is the aggregate average unique visitors for all Online Media sites during the period presented.   This does not consider possible duplicate visitors who may visit more than one of our web sites during the month or may visit from a different device or platform. In the third quarter 2011, we made changes to our site to account for this calculation which may result in the number of Unique Visitors, Visits per Unique Visitor and Visits per Month to decrease while Pages per Visit may increase.  This change will not affect Page Views per Month.

(2)
Per month amounts are the average calculated as the total amount for the period divided by the months in the period. The 2010 numbers have been changed for comparative purposes and do not include RSS feeds. RSS feeds are no longer tracked by Google Analytics.

(3)	RPU is an annualized amount based on revenue and unique users during the period presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Operations Data:
ThinkGeek revenue	74.6%	72.6%	74.1%	70.8%
Media revenue	25.4%	27.4%	25.9%	29.2%
Revenue	100.0%	100.0%	100.0%	100.0%
ThinkGeek cost of revenue	68.1	69.4	67.5	62.3
Media cost of revenue	6.1	11.5	6.7	11.8
Cost of revenue	74.1%	81.0%	74.2%	74.1%
Gross margin	25.9%	19.0%	25.8%	25.9%
Operating expenses:
Sales and marketing	15.4	22.7	16.3	22.5
Research and development	8.2	11.2	6.5	10.7
General and administrative	16.0	20.1	15.1	15.9
Amortization of intangible assets	0.1	0.7	0.1	0.6
Restructuring costs	-	-	-	(0.2)
(Gain)loss on sale of assets	(0.4)	(9.6)	(0.1)	(3.1)
Total operating expenses	39.3%	45.0%	37.9%	46.5%
Loss from continuing operations	(13.4)%	(26.0)%	(12.1)%	(20.6)%
Interest and other income (expense), net	(0.2)%	(0.0)%	(0.1)%	0.1%
Loss from continuing operations before income taxes	(13.6)%	(26.0)%	(12.1)%	(20.5)%
Income tax benefit	0.0%	(0.3)%	(0.0)%	(0.1)%
Loss from continuing operations	(13.6)%	(25.7)%	(12.1)%	(20.3)%

Revenue

The following table summarizes our revenue by business segment:

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
($ in thousands)
ThinkGeek revenue	$14,693	$10,646	$44,217	$31,588	38%	40%
Media revenue	$5,007	$4,013	$15,470	$13,024	25%	19%
Revenue	$19,700	$14,659	$59,687	$44,612	34%	34%

For the three months ended September 30, 2011 and September 30, 2010, no one customer represented more than 10% of revenue.  For the nine months ended September 30, 2011 and September 30, 2010 no one customer represented more than 10% of revenue.

Revenue by Segment

ThinkGeek

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months

ThinkGeek revenue (in thousands)	$14,693	$10,646	$44,217	$31,588	38%	40%
Percentage of total revenue	75%	73%	74%	71%
Number of orders shipped	241,274	184,888	779,384	548,268	30%	42%
Average order size shipped	$61	$58	$57	$60	5%	(5)%

ThinkGeek revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances and credit card chargebacks.  The increase in ThinkGeek revenue during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to a 30% increase in the number of shipments year-over-year.  ThinkGeek revenue for the third quarter increased 38% to $14.7 million, from $10.6 million for the same period last year.  Our investments in the business continue to yield new products and new customers. We have increased our investments in sales and marketing, merchandising and operations to support our growth. In 2011, we upgraded our inventory leadership and processes and we are continuing to improve our efficiency. We decided to discontinue certain products to focus on bringing in exciting new products. We updated our checkout process to ensure scalability and flexibility of our website and we launched a mobile site to bring increased visibility to our products.

The increase in ThinkGeek’s revenue during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily due to a 42% increase in the number of shipments year-over-year.  The increase in the number of shipments was primarily driven by increased demand for ThinkGeek’s innovative products.

 Media

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
($ in thousands)
Direct sales	$3,085	$2,783	$10,531	$9,198	11%	14%
Ad Networks	1,431	962	3,780	2,953	49%	28%
Other	491	268	1,159	873	83%	33%
Media revenue	$5,007	$4,013	$15,470	$13,024	25%	19%

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

Direct sales revenue for the three months ended September 30, 2011 was higher by $0.3 million when compared to the three months ended September 30, 2010.  The increase was primarily due to existing customers of $0.6 million while new customers added $0.7 million, offset by a $0.8 million decrease in revenue from advertisers whose campaigns were not renewed. The increase in Ad Networks revenue of $0.5 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is due to a more effective utilization of inventory.  The increase in Other revenue during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 was due to higher international direct sales. We continue to see increased international revenue due to the efforts of our direct sales force and expanded reseller relationships in Europe and Asia.

Direct sales revenue for the nine months ended September 30, 2011 increased $1.3 million as compared with the nine months ended September 30, 2010.  The majority of the increase was due to existing customers spending more at $4.4 million, offset by advertisers spending less at $3.2 million.  New customers brought in additional revenue of $1.9 million when comparing the nine months ended September 30, 2011 to the same period last year. This was offset by $0.9 million from customers who did not renew their campaigns. The increase in Ad Networks revenue for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due to increased revenue from Google due to an increase in the number of ad units we made available to them.  Since we obtain higher prices for direct sales revenue, we allocate our available ad units first to direct sales campaigns and then to ad networks.  To the extent that direct sales campaigns decline, we would allocate additional ad units to ad networks. The increase in Other revenue during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily due to higher international direct sales.

Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
Cost of revenue	$14,607	$11,871	$44,262	$33,057	23%	34%
Gross margin	5,093	2,788	15,425	11,555	83%	33%
Gross margin %	26%	19%	26%	26%

Cost of revenue consists of personnel costs and related overhead associated with developing and delivering external content for our media sites, cost of equipment and co-location costs to deliver external media content and product and operating costs associated with our ThinkGeek business.

Gross margin percentage increased 7 percent for the three ended September 30, 2011, as compared with the three months ended September 30, 2010. Both our Media and ThinkGeek businesses experienced gross margin increases during this period. Media’s gross margin was driven by a 30 percent reduction in the cost of revenue when compared to the same period last year while ThinkGeek’s increase in gross margin was driven by a 38 percent increase in revenue when compared to September 30, 2010.

For the nine months ended September 30, 2011, the gross margins remained flat when compared to the same period last year. While our Media business experienced a 14 percent growth in margin year over year, it was offset by the decline of 3 percent in gross margin at our ThinkGeek business.

We believe the revenue mix between Media and ThinkGeek is important because ThinkGeek revenue has significantly lower gross margins than Media revenue and ThinkGeek revenue accounted for 74 percent of the overall revenue through the first nine months of 2011.

Cost of Revenue/Gross Margin by Segment

ThinkGeek Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
ThinkGeek cost of revenue	$13,414	$10,178	$40,263	$27,788	32%	45%
ThinkGeek gross margin	1,279	468	3,954	3,800	173%	4%
ThinkGeek gross margin %	9%	4%	9%	12%
Headcount	38	30	38	30

The ThinkGeek cost of revenue increased $3.2 million during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Driving this increase was a 38% quarter over quarter increase in revenue.  The change in the cost of revenue for the quarter was primarily due to higher product and shipping and fulfillment costs of $2.5 million and $0.6 million respectively.

ThinkGeek cost of revenue consists of product, shipping and fulfillment, and operating costs.  It also includes personnel costs associated with the operations and merchandising functions. ThinkGeek’s revenue increased 40% year over year driving the cost of revenue higher.  Cost of revenue increased $12.5 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.  The increase was primarily due to higher product and shipping and fulfillment costs of $6.8 million and $3.7 million respectively. ThinkGeek’s product gross margin of 9 percent is below our 2010 gross margin of 12 percent and can be attributed primarily to discontinued inventory, inbound shipping expenses and write downs of obsolete inventory.

Media Cost of Revenue/Gross Margin

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
Media cost of revenue	$1,193	$1,693	$3,999	$5,269	(30)%	(24)%
Media gross margin	3,814	2,320	11,471	7,755	64%	48%
Media gross margin %	76%	58%	74%	60%
Headcount	11	13	11	13

Media cost of revenue consists of personnel costs and related overhead associated with maintaining and supporting the sites, developing the editorial content of the sites, co-location and depreciation costs for delivering site content, and the costs of serving and running advertising campaigns.

The increase in Media gross margin percentages for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily driven by the increased Media revenue and a 30 percent decrease in cost of revenue, primarily due to decreased personnel costs.

The increase in Media gross margin percentages for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily driven by increased Media revenue and a 24 percent decrease in cost of revenue, primarily due to decreased personnel costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission, for personnel engaged in sales, marketing and sales support functions, and include costs associated with advertising and promotional activities.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
ThinkGeek S&M	$1,507	$1,304	$4,649	$3,353	16%	39%
Media S&M	1,531	2,025	5,058	6,689	(24)%	(24)%
Sales and marketing	$3,038	$3,329	$9,707	$10,042	(9)%	(3)%
Percentage of total revenue	15%	23%	16%	23%
Headcount	37	30	37	30

The sales and marketing expenses decreased $0.3 million quarter over quarter primarily due to severance costs that were incurred in the third quarter of 2010 but not in 2011. The Media segment reduced marketing labor costs by $0.5 million quarter over quarter. This decrease was partially offset by higher ThinkGeek credit card fees of $0.1 million and higher promotional fees of $0.1 million related to 38% revenue growth.

Total sales and marketing expenses decreased $0.3 million for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. The Media segment was able to reduce its labor and related costs by $1.6 million year over year partially offset by increased marketing expenses for the ThinkGeek segment of $1.2 million. ThinkGeek’s costs may continue to rise if we continue to experience rapid growth. For the nine months ended September 30, 2011, ThinkGeek experienced 40% revenue growth when compared to the same period last year.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our ThinkGeek and Media web sites.  We expense all of our R&D costs as they are incurred.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
ThinkGeek R&D	$497	$351	$1,324	$1,001	42%	32%
Media R&D	1,110	1,284	2,569	3,777	(14)%	(32)%
Research and development	$1,607	$1,635	$3,893	$4,778	(2)%	(19)%
Percentage of total revenue	8%	11%	7%	11%
Headcount	35	25	35	25

R&D expense remained virtually unchanged for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. When comparing the nine month ending September 30, 2011 to the same period last year, R&D expenses decreased $0.9 million due to lower personnel and consulting costs. This decrease was offset by higher personnel and related costs at ThinkGeek.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for management, finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended		Nine Months Ended		% Change	% Change
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
General and administrative	$3,143	$2,942	$9,042	$7,115	7%	27%
Percentage of total revenue	16%	20%	15%	16%
Headcount	21	20	21	20

G&A expenses increased by $0.2 and $1.9 million for the three months and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010. These changes were driven by investments in infrastructure to support growth including stock based compensation for key executives.

Interest and other income (expense), net

Below is a summary of Interest and other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
Interest income	$1	$1	$2	$62	-	(97%)
Interest expense	-	-	-	(5)	-	(100%)
Other income (expense), net	(40)	(3)	(35)	(14)	*	150%
Interest and other income (expense), net	$(39)	$(2)	$(33)	$43	*	(177%)

*–Not meaningful

Interest income for the three months ended September 30, 2011, remain unchanged quarter over quarter.  For the nine months ended September 30, 2011, interest income decreased $60 thousand, primarily due to lower investment balances.

Other income (expense), net for the three months and nine months ended September 30, 2011, changed primarily due to currency translation adjustments for International sales in our Media business.

Income Taxes
	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Three Months	Nine Months
($ in thousands)
Income tax benefit	$1	$(51)	$(22)	$(64)	(102)%	(66)%

Income taxes consist primarily of state income taxes relating to a jurisdiction in which our ThinkGeek business operates and where we are unable to file a consolidated tax return.  As of September 30, 2011, we had federal and state net operating loss carry-forwards for tax reporting purposes available to offset future taxable income.  A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on the lack of consistent profitability to date and the uncertainty of future profitability.  The federal and state net operating loss carry-forwards expire at various dates through 2029 and 2019, respectively, to the extent that they are not utilized.

As of December 31, 2010, we had $277.7 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates beginning in 2019.  Approximately $23.2 million of federal net operating losses usage is limited pursuant to section 382 of the Internal Revenue Code due to certain changes in our ownership which occurred between 1996 and 1999, and a change in ownership resulting from our June 2000 acquisition of Andover.net. We also have California net operating loss carry forwards of approximately $77.2 million to offset future California taxable income, which expire at various dates beginning in 2017.  We have not recognized any benefit from these net operating loss carry-forwards. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability.

Liquidity and Capital Resources

	Nine Months Ended September 30,
($ in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$(9,878)	$(18,363)
Investing activities	(1,849)	7,265
Financing activities	402	134
Effect of exchange rate changes on cash and cash equivalents	(7)	(4)
Net decrease in cash and cash equivalents	$(11,332)	$(10,968)

Our principal sources of cash as of September 30, 2011 are our existing cash, cash equivalents and investments of $24.0 million.  The decrease in Cash and cash equivalents of $11.3 million at September 30, 2011 when compared to December 31, 2010 was primarily due to cash used to fund net operating losses and working capital requirements, as well as the purchase of $1.8 million of equipment.

Operating Activities

For the nine months ended September 30, 2011, net cash used in operating activities was $9.9 million.  This was due to our net operating loss of $2.7 million after the effects of non-cash charges of stock-based compensation expense of $3.1 million and depreciation and amortization expense of $1.5 million. Additionally, changes in operating assets and liabilities included cash used for accounts payable of $8.9 million, accrued liabilities of $1.1 million and an increase in accounts receivable of $0.3 million. This was partially offset with cash provided by inventory of $5.0 million and deferred revenue of $0.6 million. The changes to accounts payable were primarily due to payments made in the first quarter for ThinkGeek inventory that was purchased for the 2010 holiday season. The cash provided by inventory of $5.0 million was primarily due to our need to discontinue certain ThinkGeek products and bring in new products for the 2011 holiday season. Also in 2011, we upgraded our inventory leadership and processes and we are continuing to improve our efficiency resulting in lower inventory levels.

Cash used in operating activities decreased by $8.5 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This was due to a reduction in our operating losses improving cash used in operations by $4.1 million before adjusting for working capital. The cash used through increased working capital also improved $4.3 million over prior year. Cash used for accounts payable was much higher than the same period last year due primarily to payments made in the first quarter of 2011 for inventory purchased for the 2010 ThinkGeek holiday season. Also driving the decrease in cash used in operating activities when compared to the same period last year was the cash used in restructuring activities in 2010 of $1.2 million.

Net cash used in operating activities was $18.4 million for the nine months ended September 30, 2010.  Net cash used in operating activities was primarily due to our net operating loss of $5.5 million after the effects of non-cash charges of stock-based compensation expense of $2.0 million, depreciation and amortization expense of $1.8 million. Additionally, changes in operating assets and liabilities included cash used for accrued liabilities of $1.2 million, accrued restructuring liabilities of $1.2 million, increases in inventory of $11.0 million and prepaid expenses and other assets of $2.5 million, offset in part by cash provided by a decrease in accounts receivable of $0.4 million, and increases in accounts payable of $3.3 million and deferred revenue of $0.6 million. The increase in inventory is due to our purchase of inventory by ThinkGeek in anticipation of their seasonal fourth quarter demand, and the increases in prepaid and other assets are primarily related to inventory prepayments to vendors.  The decrease in accounts receivable is primarily due to the better collection efforts in our Media business.

Investing Activities

Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2011 is $1.8 million. This is comprised of the $1.1million for the expansion of our distribution equipment at our warehouse and computers, office equipment and lease-hold improvements of $0.7 million.

Cash provided by investing activities for the nine months ended September 30, 2010 is due to the sale of $10.2 million of auction rate securities to UBS AG (“UBS”),  a $1.0 million reduction in restricted cash resulting from the conclusion of our former corporate headquarter lease in Fremont, California and the proceeds from the sale of the Ohloh tangible and intangible assets of $1.0 million, offset in part by $3.9 million for the purchase of property and equipment, primarily payments for distribution equipment installed at our warehouse and $1.0 million for the acquisition of Geek.com.

Financing Activities

Our financing activities during the nine months ended September 30, 2011 and 2010 were comprised primarily of proceeds from the sale of our common stock through equity incentive plans.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of September 30, 2011 (in thousands):

		Years ending December 31,
	Total	2011	2012 and 2013	2014 and 2015
Gross Operating Lease Obligations	$2,012	$312	$1,445	$255
Sublease Income	(801)	(197)	(604)	-
Net Operating Lease Obligations	1,211	115	841	255

Purchase Obligations	289	289	-	-
Total Obligations	$1,500	$404	$841	$255

In April 2010, we entered into a five year agreement with a third-party fulfillment and warehouse provider to replace our existing third-party provider, which was effective during our third quarter ending September 30, 2010.  In June 2011 we amended the agreement changing certain terms and conditions and extended the agreement to six years in duration.  In addition, we have contracted for the build out of additional warehouse capacity in order to better meet demand. This additional space will allow us to accommodate more products and be more efficient during our peak times. Also in the second quarter of 2011 we leased additional office space to accommodate the corporate headquarters moving from California to Northern Virginia.

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

In order to attract customers to our site, we must continually release new and innovative products, including products developed by us.  In addition to the direct revenue we derive from sales of these products, the release of new and innovative products attracts media coverage and drives customers to our site.  The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including our ability to:

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
We do not currently have a formal disaster recovery plan and our ThinkGeek related computer and communications systems are located in a single data center near Chicago, Illinois. We are currently implementing a disaster recovery site in Texas and plan to have it operational by December 31, 2011. Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If our web site experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected.

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

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, continue to consider initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales. Illinois has recently passed such legislation impacting our ability to conduct business in this state through affiliate arrangements.

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

We continue to expand our international operations of our Media business. We currently have salespeople in London, United Kingdom to manage our sales efforts outside the United States. We also have agreements with business partners to sell our international inventory in Europe, Australia and Asia and may enter into agreements with additional or different firms to sell our international advertising impressions. We rely on the efforts and abilities of our employees and representatives to market our products and services in such markets. We may not be able to hire, train, retain, and manage the personnel necessary to successfully market our products and service and expand our operations into international markets, which may limit the growth of our Media business.

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

Any of these risks may adversely impact our Media business and also have an adverse effect on our revenue and operating results.

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

We used $9.9 million of cash for operating activities during the nine months ended September 30, 2011. Unless we monitor and minimize the level of use of our existing cash, cash equivalents and marketable securities, we may require additional capital to fund continued operations beyond the next 12 months.  In addition, our existing marketable securities may not provide us with adequate liquidity when needed. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in ThinkGeek spending or online advertising or an increased working capital requirement for our ThinkGeek inventory, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $2.7 million during the three months ended September 30, 2011, and we have an accumulated deficit of $762 million as of September 30, 2011.  Additionally, we may continue to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or unauthorized persons disrupt or access our systems.

As both of our Media and eCommerce businesses operate online, we are at risk of cyber-attacks. For our Media business, we sell online advertising, and for our eCommerce business, we sell goods online. Our Media and eCommerce businesses involve the use of our proprietary information as well as the storage and transmission of customers’ personally identifiable and proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. While we take measures to protect personally identifiable information from unauthorized access or disclosure, it is possible that our security controls over personally identifiable information may not prevent improper access or disclosure. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, an unauthorized party may be able to disrupt our operations or obtain access to our data or our customers’ personally identifiable information or proprietary data. Due to the nature of sophisticated cyber-attacks, there is a risk that such attack may remain undetected for a period of time.

A security breach that leads to disclosure of our proprietary information may compromise our ability to compete in the marketplace by allowing others to use our proprietary information to develop similar or competitive product or services. A security breach that leads to disclosure of user or consumer information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A cyber-attack, such as a denial of service attack, that renders our sites inoperable would result in adverse consequences, including significant loss of revenues. Any security breach may also cause us to expend significant resources to restore system functionality and incur costs to deploy additional personnel, protection technologies and third party consultants to defend against a future security breach.

We outsource the operation of our network connectivity and work actively to maintain up-to-date security and defense measures. In 2011, management undertook a review of our security and privacy practices, and the review is ongoing. If any of our outsourcing providers does not perform adequately, we may be exposed to greater risk of a cyber-attack.

We may not detect weaknesses in our internal control over financial reporting in a timely manner, or at all.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of September 30, 2011 management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended September 30, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $15.46 to $27 per share and the closing sale price on September 30, 2011, the last trading day of our third quarter, was $20.22 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period	(1)	(1)
July 1, 2011 to July 31, 2011	-	$-
August 1, 2011 to August 31, 2011	-	$-
September 1, 2011 to September 30, 2011	8,753	$19.03

Total	8,753	$19.03

The 8,753 shares were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ KENNETH G. LANGONE
Kenneth G. Langone
President and Chief Executive Officer

By:	/s/ KATHRYN K. MCCARTHY
Kathryn K. McCarthy
Executive Vice President and Chief Financial Officer
Date: November 4, 2011