Form 10-K
period 2011-12-31
Geeknet, Inc
filed 2012-02-22
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the fiscal year ended December 31, 2011			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 16, 2012, there were 6,382,306 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $106 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders which will be held on May 10, 2012, and which will be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

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

Introduction
Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. The Company's e-Commerce segment, consisting solely of ThinkGeek, Inc., sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek web site. Geeknet's audience of technology professionals and technology enthusiasts relies on its web sites - SourceForge and Freecode (formally known as Freshmeat) - to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

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

Business Overview
Our business consists of two operating segments: e-Commerce and Media. Our e-Commerce segment sells geek-themed retail products to technology enthusiasts and general consumers through our ThinkGeek web site. Our Media segment is comprised of a network of web sites targeted at information technology enthusiasts, managers and decision-makers. Our audience of technology professionals and technology enthusiasts relies on our web sites — SourceForge,

Slashdot and Freecode — to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

e-Commerce
Our e-Commerce business sells a variety of retail products of interest to technology enthusiasts and general consumers through our ThinkGeek.com web site. We offer a broader range of unique products in a single web property than are typically available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and develop and sell our own “Geek Labs” custom products. Our customers are able to buy electronics, toys, gadgets, apparel, edibles and other specialty items with a single check-out. Consumers can access the information directly through our web site or contact our customer care representatives and experts by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF. A third-party contract warehouse provider located in Lockbourne, Ohio receives purchased inventory, fulfills customers’ orders, and processes returns.

Our e-Commerce segment represented 83%, 81%, and 75% of net revenue from continuing operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Media
Our Media business is a social media destination for business to business technology. Geeknet Media connects millions of influential technology professionals and technology enthusiasts. Our web sites serve more than 47 million unique visitors per month worldwide. (Source: Google Analytics, December 2011). Technology professionals and enthusiasts turn to our Media sites to create, improve, compare and distribute Open Source software and to debate and discuss current issues facing the technology community. Our Media business is supported by business to business technology advertisers who want to reach our unique audience of visitors. Our web sites are described below:

•
SourceForge provides the Open Source community with a peer production platform to develop, host and distribute Open Source software worldwide. The majority of our traffic originates from countries outside the United States. SourceForge served 38.6 million unique visitors in December 2011.

•
Slashdot serves technology professionals and technology enthusiasts with timely, peer-produced and peer-moderated technology news and discussion. Slashdot’s lively and robust on-line conversations and interactions leverage its innovative comment and moderation system. Slashdot served 3.8 million unique visitors in December 2011.

•	Freecode indexes downloadable Linux, Unix and cross-platform software for a worldwide IT audience. Freecode served 0.5 million unique visitors in December 2011.

During 2010, we sold the Ohloh and Geek.com web sites. The results of Geek.com and the loss on disposal are reported as discontinued operations.

Our Media segment represented 17%,19%, and 25% of net revenue from continuing operations for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 respectively.

Sales and Marketing

e-Commerce
Our e-Commerce marketing and promotion strategy is focused on acquiring new customers and building brand loyalty with existing customers. This strategy is designed to increase customer traffic to our online store and improve loyalty while increasing revenue opportunities by adding new customers. We will continue to use the unique capabilities of the Internet, including social networking sites such as Facebook, Twitter and YouTube, to increase awareness of our brand while encouraging new and repeat customers to visit our web site. We participate in traditional online marketing activities such as email, search, affiliates and social media. We also create printed catalogs which we mail to customers and include in orders shipped. Our Geek Points customer retention program is designed to build customer loyalty. Through this program, customers are rewarded for shopping with us. When customers sign up for Geek Points they earn points on certain purchases. Rewards for Geek Points participants include special promotions and discounts.

Media
We sell display advertising and lead generation programs on our Media web sites through our United States and United Kingdom based direct sales organizations, ad networks (primarily Google Inc.’s AdSense for Content) and international representatives in Europe, Australia and Asia. Our direct sales force is geographically distributed across the United States. We believe that targeting business-to-business technology companies and their advertising agencies while continuing to add new open source software projects and downloads will enable us to increase our revenue per page.

We offer lead generation programs to customers and are developing marketing service programs. We provided these programs using internal resources and through third parties. We believe that customers value lead generation programs and that these programs will continue to have growth potential.

In 2010, we established a presence in London, United Kingdom to increase the monetization of our international traffic. We have agreements with representatives in Europe, Australia and Asia to market and sell our advertising products.

Our marketing team is responsible for brand marketing and sales development, managing and optimizing our utilization of ad networks, metrics and analysis, and customer relations.

Research and Development

ThinkGeek e-Commerce
We focus much of our research and development on new and innovative products developed by Geek Labs.  In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our site.

We have implemented a broad array of services and systems for customer service, product searching, customer communication, order processing and order fulfillment functions. These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software to improve our customer experience and ease of use and to increase the functionality of our ThinkGeek.com web site.

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

Media
We believe that the success of our Media business will depend upon our ability to enhance our web sites and underlying technology while continuing to attract open source projects to meet the needs of a rapidly evolving marketplace and increasingly-sophisticated and demanding customers. We will continue to strengthen and modernize the infrastructure and architecture underlying our web sites that are designed to facilitate global distribution of software and to improve the development experience of our users.

Competition

e-Commerce
The market for retail products similar to those offered by ThinkGeek is highly competitive. We compete with a variety of companies in different consumer verticals.  Our competition includes apparel companies such as Threadless and Zazzle and gadget and home goods stores such as Brookstone, Best Buy, and Bed Bath and Beyond.  We also compete with gifting companies such as RedEnvelope and UncommonGoods and larger online marketplaces such as Amazon.com, Buy.com, and Overstock.com. More recently, some online retailers have developed sites targeted to the computer enthusiast and computer gaming markets. We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, convenience, price, web site features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment.

Many of the competitors in our e-Commerce business have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online products, more established sales channels, greater software and web site development experience, and greater name recognition. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our services and products. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenue and margin.

Media
The market for Internet media services provided by the Media business is highly competitive. Advertisers have many alternatives available to reach their target audience, including print (e.g., Ziff Davis Enterprises' eWeek and International Data Group’s Computerworld), general portal sites (e.g., aol.com, yahoo.com and msn.com) and other web sites focused on vertical markets (e.g., Federated Media; CBS Interactive’s cnet.com and techrepublic.com; QuinStreet, Inc.’s internet.com, EarthWeb.com and DevX.com; and TechTarget’s network of web sites) and general business sites (e.g., BusinessWeek.com, Forbes.com and Fortune.com). We also compete with an increasing number of sites that host and support Open Source development activities, such as Github.com and Berlios.de, and compete with online technology news and information community sites such as news.google.com, Digg.com and Reddit.com.

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

Geeknet, SourceForge, Slashdot, ThinkGeek, Freecode, and their associated logos are some of our trademarks that we use in the United States and in other countries.

Because the media publishing industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new feature development, name recognition and reliable web sites are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Seasonality

Our ThinkGeek e-Commerce business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, a substantial portion of our 2011 e-Commerce revenue occurred in our fourth quarter, which began on October 1, 2011 and ended on December 31, 2011. As is typical in the retail industry, we generally experience lower e-Commerce revenue during the other quarters. Therefore, our e-Commerce revenue in a particular quarter is not necessarily indicative of future e-Commerce revenue for a subsequent quarter or our full year.

Our Media business experiences lower web traffic — often accompanied by reduced advertising spending — during the summer due to various holidays in the United States and Europe.

Employees

We believe our success will depend in part on our continued ability to attract and retain highly-qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization; we have never experienced a work stoppage; and we believe that our relations with our employees are good. As of December 31, 2011, our employee base totaled 143, including 46 in operations, 37 in sales and marketing, 39 in research and development and 21 in finance and administration. We relocated our corporate headquarters from Mountain View, California to Fairfax, Virginia in March 2011 and hired a new corporate team in Fairfax, Virginia.

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

Risks Related To Our e-Commerce Business

If ThinkGeek fails to launch new and innovative products, the demand for our products may be limited and our revenue will be adversely affected.

In order to attract customers to our site, we must continually release new and innovative products, including products internally developed by Geek Labs.  In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our site.  The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including:

•	specific economic conditions relating to ThinkGeek or online advertising spending

•	the spending habits of our ThinkGeek customers

•	the performance of our ThinkGeek suppliers

•	execution by our third party fulfillment center

•	our ability to retain qualified merchandising, sales and product development personnel

There can be no assurance that our new products will appeal to customers or that demand for these products will be sufficient to generate revenue consistent with our estimates.  In addition, there can be no assurance that new products will be developed in a timely or cost-effective manner, or that we will be able to procure appropriate quantities of such products.  If we are unable to deliver new and innovative products that allow us to increase demand, we may not be able to generate sufficient revenue to grow our ThinkGeek business.  See also additional risks related to competition set forth elsewhere in these Risk Factors.

Our ThinkGeek e-Commerce business is highly seasonal.  In addition, we are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes.

Our ThinkGeek business is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter which begins on October 1 and ends on December 31.  In order to be successful, we must accurately predict our customers' tastes and demands to avoid purchasing too much or too little inventory.  If we purchase too much inventory, we may be required to discount those products or write off products we are unable to sell, reducing our gross margins.  If we purchase too little inventory, we may fail to meet customer demand and lose potential orders, which will adversely affect our financial results.

In addition, when we launch a new product, it is difficult to accurately forecast customer demand.  Certain products, especially custom manufactured products, or products purchased from outside the United States, may require significant lead-time, payment or partial payment prior to shipment, and may not be returnable. We carry a broad selection of products and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.  Failure to properly assess our inventory needs could adversely affect our financial results.

We are dependent upon a single third-party fulfillment and warehouse provider. Our customer satisfaction is highly dependent upon fulfillment of orders in a professional and timely manner. Any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our ThinkGeek e-Commerce business. If we fail to realize anticipated operating efficiencies at our third-party fulfillment and warehouse provider, our operating results will be adversely affected.

Our ThinkGeek business' ability to receive inbound inventory and ship completed orders efficiently and in a timely manner to our customers is substantially dependent on a single third-party fulfillment and warehouse provider. We ship products to customers worldwide using the services of Exel, Inc. (“Exel”), located in Lockbourne, Ohio. Our contract with Exel ends April 26, 2016.

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

In August 2010, we began shipping products to customers worldwide using the services of Exel, located in Lockbourne, Ohio. This change of providers required significant efforts by our ThinkGeek management's engineering and operations teams. In June 2011, we contracted for the build out of additional capacity in order to better meet demand. This additional capacity will allow us to accommodate more products and be more efficient during our peak times. If we are unable to realize anticipated operating efficiencies, our shipping and fulfillment costs may not decline as a percent of revenues and our ThinkGeek gross margins and operating income would be adversely affected.

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

Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If our web site experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected. In the fourth quarter of 2011, we implemented a disaster recovery site in Dallas, Texas for the e-Commerce business.

We are subject to risks as a result of our reliance on foreign sources of production for certain products.

In order to offer cost-effective and innovative products, we rely on manufacturers located outside of the United States, most of which are located in Asia (primarily China), to supply us with sufficient quantities of these products based on our forecasts and to deliver these products in a timely manner.

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods. We are subject to the risks of relying on products manufactured outside of the United States, including political unrest, trade restrictions, customs and import/export regulations, local business practice and geo-political issues, such as political and social unrest and economic instability. Additionally, significant reliance on foreign sources of production increases the risks relating to compliance with domestic or international labor standards, customs and import/export laws and regulations, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has recently experienced rapid social, political and economic change and further changes may adversely affect our ability to procure our products from Chinese suppliers.

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

Some of the products we offer for sale on our ThinkGeek web site such as consumer electronics, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability and even if some agreements provide for indemnification, it may be prohibitively costly to avail ourselves of the benefits of the protection.

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

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states and the U.S. Congress continue to consider initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales. Illinois and California have both passed such legislation impacting our ability to conduct business in these states through affiliate arrangements.

Risks Related To Our Media Business

If our Media business fails to attract and retain users, particularly users who create and post original content on our web properties, our financial results will be adversely affected.

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate:

•	creation of user-generated content

•	participation in discussion surrounding such user-generated content

•	evaluation of user-generated content

•	distribution of user-generated content.

If our development efforts fail to facilitate such activities on our web properties, the level of user engagement and interaction will not increase and may decline. Even if we succeed in facilitating such activities on our sites, there can be no assurance that such improvements will be deployed in a timely or cost-effective manner.

If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base that is desirable to advertisers. Our inability to maintain a loyal user base and the advertisers who desire to reach them which will adversely affect our Media business and our ability to maintain or grow our revenue.

We rely on a limited number of Open Source projects for a significant portion of our traffic. If we fail to retain these Open Source projects and attract new Open Source projects, our Media revenue will be adversely affected.

We generate revenue from advertisements which are displayed when a visitor engages with SourceForge.net to obtain information and or to download software from an Open Source project. A significant portion of the page views on SourceForge.net is generated from a limited number of hosted Open Source projects. The loss of the hosting of an Open Source project may result in a significant loss of page views and result in a loss of revenue. There can be no assurance that these Open Source projects will continue to be hosted on our web sites or that users will continue to be attracted to, view and download these Open Source projects. To the extent that we are unable to retain these Open Source projects on our websites for any reason and/or attract new projects, then our advertising revenue will decline, and our Media revenue may be adversely affected.

We intend to expand our offerings in international markets in which we have limited experience and are subject to international business risks.

We continue to expand our international operations of our Media business. We currently have salespeople in London, England to manage our sales efforts outside the United States. We also have agreements with business partners to sell our international inventory in Europe, Australia and Asia and may enter into agreements with additional or different firms to sell our international advertising impressions. We rely on the efforts and abilities of our employees and representatives to market our products and services in such markets. We may not be able to hire, train, retain, and manage the personnel necessary to successfully market our products and service and expand our operations into international markets, which may limit the growth of our Media business.

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

Moreover, as we expand into international markets, our Media business will be subject to foreign business and financial risks, including:

•	Currency exchange rate fluctuations

•	Compliance with a variety of international laws and regulations, such as data privacy, employment regulations, trade barriers and restrictions on the import and export of technologies

•	Absence in some jurisdictions of effective laws to protect our intellectual property rights

•	New regulatory requirements or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations

•	Local economic and political conditions, including recessions in foreign economies and inflation risk

•	Civil disturbance, terrorism or other catastrophic events that reduce business activity in other parts of the world

Any of these risks may adversely impact our Media business and adversely impact our revenue and operating results.

If our Media business fails to deliver innovative programs and products, including our lead generation program, we may not be able to attract and retain advertisers, which will adversely affect our financial results.

Our advertisers continually seek new and innovative advertising products on which to spend their advertising budgets. In order to grow our direct sales revenue, we will need to introduce new and innovative advertising products and programs that appeal to these advertisers. In 2011, we hired individuals focused on continuing to improve our advertising products and programs. In 2010, we hired individuals with experience in lead generation programs to develop our capability to deliver these programs. In 2011, we increased the portion of our Media revenue derived from these lead generation programs and began to develop marketing services programs. If we are unable to continue to execute our lead generation strategy, our Media business revenue will not meet our expectations and our operations will be adversely impacted. The successful development and production of new and innovative advertising products or programs is subject to numerous uncertainties, including our ability to:

•	enable advertisers to showcase products, services and/or brands to their intended audience and to generate revenue from such audiences

•	develop the capability to satisfy advertiser requirements for lead generation programs

•	anticipate and successfully respond to emerging trends in online advertising

•	attract and retain qualified marketing and technical personnel

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

The market in which our SourceForge platform operates is becoming more competitive and if we do not compete effectively our Media business could be harmed.

Our SourceForge.net platform hosts Open Source software projects and we derive the majority of our Media revenue by selling advertising campaigns on this site. Because the cost to develop and host websites has declined over time, an increasing number of companies, organizations and individuals have begun hosting Open Source code and offering Open Source software development-related services. In addition, Google offers Open Source code hosting capabilities that may be viewed as competitive to SourceForge.net's offering.  Because Google enjoys substantial competitive advantages in the online space generally, including powerful brand identity, established marketing relationships, larger visitor base, and greater financial, technical, and other resources, we may be unable to compete effectively with Google's offering.  Our competitors, such as Github, may be able to respond more quickly and effectively than we can to new or changing Open Source software opportunities, technologies, standards, or user requirements.  Because of our competitors' advantages, even if our services are more effective than those of our competitors, users might accept the services of our competitors in lieu of ours.  If we fail to compete effectively, our Media business could be materially adversely affected.

Decreases or delays in advertising spending could harm our ability to generate advertising revenue, which would adversely affect our financial results.

Our advertisers can generally terminate their contracts with us at any time. Our advertisers' spending patterns tend to be cyclical, reflecting overall macroeconomic conditions, seasonality and company-specific budgeting and buying patterns. Our advertisers are also concentrated in the technology sector and the economic conditions in this sector also impact their spending decisions. Because we derive a large part of our Media revenue from these advertisers, decreases in or delays of advertising spending could reduce our revenue or negatively impact our ability to grow our revenue.

If we fail to execute our direct sales strategy, our revenue will be adversely affected.

Our direct sales force is increasingly focused on selling our advertising products and lead generation to a select group of advertisers. If we fail to achieve increased spending levels from these advertisers, we may not meet our revenue goals. Additionally, we refer and will continue to refer other advertisers to our ad network partners. If such advertisers do not utilize our ad network partners to advertise on our sites our revenue will be adversely impacted.

We face competition from traditional media companies and we may not be included in the advertising budgets of advertisers, which could harm our operating results.

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

We have made and continue to make significant investments in our web properties and services offered but these may fail to become profitable endeavors.

We have made and will continue to make significant investments in research, development and marketing for our web properties and services offered. Investments in new technology are inherently speculative. We continue to focus on initiatives to accelerate the pace of improvements to our web properties. These efforts require substantial investments of our time and resources and may be hindered by unforeseen delays and expenses. Our efforts may not be successful in achieving our desired objective and, even if we achieve the desired objective, our audience or our advertisers may not respond positively to these improvements. Failure to grow revenue sufficiently to offset the significant investments will materially and adversely affect our business and operating results.

Unplanned system interruptions, capacity constraints or failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation.

The success of our Media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web properties.  We do not currently have a formal disaster recovery plan and substantially all of our computer and communications systems are located in a single data center near Chicago, Illinois. Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. We plan to begin disaster recovery implementation in 2012.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to ThinkGeek or online advertising spending

•	the spending habits of our ThinkGeek customers

•	the discretionary nature of our Media customers' purchase and budget cycles

•	our ability to deliver advertisements which meet our customers' requirements

•	the size and timing of Media customer orders

•	our ability to retain skilled engineering, marketing and sales personnel

•	our ability to demonstrate and maintain attractive online user demographics

•	the addition or loss of specific advertisers and the size and timing of advertising purchases by individual customers

•	our ability to keep our web properties operational at a reasonable cost

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

We must continue to closely monitor the use of our existing cash, cash equivalents and marketable securities. In addition, our existing marketable securities may not provide us with adequate liquidity when needed. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in ThinkGeek spending or online advertising or an increased working capital requirement for our ThinkGeek inventory, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We generated a net loss of $(1.2) million million during the twelve months ended December 31, 2011, and we have an accumulated deficit of $(755.9) million as of December 31, 2011.  Additionally, we may continue to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

In addition, our ThinkGeek business is rapidly evolving and intensely competitive. We have many competitors, including other e-Commerce businesses as well as traditional brick and mortar retailers. Increases in shipping costs or the taxation of Internet commerce may make our products uncompetitive when compared with traditional brick and mortar retailers. Additionally, our current and future competitors may have greater resources, more customers and greater brand recognition than we do. These competitors may secure better terms from vendors and adopt more competitive pricing for their products. They may also devote more resources to their technology infrastructure, product development, order fulfillment, distribution facilities and marketing and advertising campaigns. In addition, as we expand into new markets and broaden our product offering, our competition may intensify as our current and future competitors enter into similar markets and offer similar products. Local competitors in these new markets may have substantial competitive advantages because of greater focus on and knowledge of local customers and their preferences and greater brand recognition.

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

Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause interruption in our web offerings. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on acceptable terms. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to offer one or more of our web sites, or services thereon in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay release of our products and increase our costs. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

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

Recent macroeconomic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our ThinkGeek products, display advertising and lead generation services are discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or suspend their purchases of our products and services. This could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures; and increased expense or inability to obtain future financing.

If negative macroeconomic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

We may be subject to claims as a result of information published on, posted on or accessible from our Internet sites, which could be costly to defend and subject us to significant damage claims.

We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our Internet sites, whether written by third parties or by us.

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

Claims of infringement or other violations of intellectual property rights are common among Internet, media and technology companies because such companies often own large numbers of patents, copyrights, trademarks and trade secrets. Such claims often result in litigation, which is time consuming and can be costly to litigate, regardless of the merits of the claim or the eventual outcome of the claim. In addition, any time one of our online services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because hosting of third party content comprises the majority of the online services that we offer, the risk of harm from such lawsuits could be substantial. Intellectual property claims are often time-consuming and may also be expensive to litigate or settle. In addition to substantial defense costs, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue one or more of our services or practices that are found to be in violation of another party's rights. We may also acquire licenses or pay royalties in order to continue such practices, which may increase our operating expenses and have an adverse impact on our results of operations.

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or unauthorized persons disrupt or access our systems.

As both of our Media and e-Commerce businesses operate on-line, we are at risk of cyber-attacks. For our Media business, we sell online advertising, and for our eCommerce business, we sell goods online. Our Media and eCommerce businesses involve the use of our proprietary information as well as the storage and transmission of customers' personally identifiable and proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. While we take measures to protect personally identifiable information from unauthorized access or disclosure, it is possible that our security controls over personally identifiable information may not prevent improper access or disclosure. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, an unauthorized party may be able to disrupt our operations or obtain access to our data or our customers' personally identifiable information or proprietary data. Due to the nature of sophisticated cyber-attacks, there is a risk that such attack may remain undetected for a period of time.

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

The European Union has stated it will issue a revised directive in May 2012 regarding customer privacy. We have consulted with outside privacy counsel but the steps needed for and the costs of compliance may reduce our revenue and income.

We depend on third parties to provide a number of products and services, subjecting us to significant operational risks.
        We currently depend on a number of third-party providers, and this reliance subjects us to significant operational risks, any of which could impair our ability to deliver products to our customers should they occur. These risks include

•	reduced management and control of our data, including the risk of unauthorized disclosure of customer and/or other protected information

•	reduced control over delivery schedule and quality assurance

•	misappropriation of our intellectual property

•	failures by the third parties on whom we rely to comply with all domestic and foreign laws relating to our business

We may not detect weaknesses in our internal control over financial reporting in a timely manner, or at all.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year. As of December 31, 2011 , management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective. We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls and we may not be able to meet our reporting obligations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $15.44 to $30.00 per share and the closing sale price on December 31, 2011, the last trading day of our fourth quarter, was $17.05 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems,including dissemination of our customer's personally identifiable information, caused by breaches in security.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal locations are as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease
Fairfax, Virginia	Corporate headquarters; finance and administration, and E-commerce segment operations	17,699	2014
Mountain View, California	Media sales and marketing, research and development	14,583	2012
Dexter, Michigan	Research and development center for Media segment	4,300	2012
San Francisco, California	Media sales, marketing, operations and finance	3,150	2012
New York, New York	Media sales and marketing	3,282	2012

We relocated our corporate headquarters from Mountain View, California to Fairfax, Virginia effective March 1, 2011. In conjunction with this move, we have sub-leased our Mountain View, California location for the remaining lease term. We believe that our existing properties are in good condition and are adequate and suitable for the conduct of our businesses.

Item 3. Legal Proceedings

The disclosure under the caption “Litigation” in Note 6. Litigation to the Consolidated Financial Statements is incorporated by reference into this Item 3.

Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol GKNT. As of February 21, 2012, there were 511 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
Quarter	High	Low	High	Low
Fourth Quarter	$20.84	$15.44	$26.88	$16.50
Third Quarter	$27.00	$15.46	$19.80	$11.60
Second Quarter	$30.00	$24.10	$16.10	$12.40
First Quarter	$29.59	$16.94	$15.70	$12.00

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

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the NASDAQ Stock Market (U.S.) Index, the S&P 600 SmallCap Internet Retail Index and the RDG Internet Composite (“RDG”) Index for the period commencing July 31, 2006 and ending on December 31, 2011. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Form 10-K.

The statement of operations data for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 and the balance sheet data as of December 31, 2011 and December 31, 2010 are derived from the audited financial statements and related notes appearing elsewhere in this Form 10-K. The statement of operations data for the five months ended December 31, 2008 and the years ended July 31, 2008 and July 31, 2007 and the balance sheet data as of December 31, 2009, December 31, 2008, July 31, 2008, and July 31, 2007 are derived from audited financial statements not appearing in this Form 10-K. Net revenue, cost of revenue and operating expenses data excludes the results of Geek.com, which was sold in December 2010. The historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In thousands, except per share data)

	Year Ended			Five Months Ended	Year Ended
	December 31,			December 31,	July 31,
	2011	2010	2009	2008	2008	2007
Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations	$119,466	$94,619	$65,577	$32,475	$55,326	$45,599
Cost of revenue from continuing operations	88,183	69,240	45,104	21,941	35,128	25,933
Gross margin from continuing operations	31,283	25,379	20,473	10,534	20,198	19,666
Income (loss) from continuing operations	(1,190)	(4,200)	(14,021)	1,080	(4,326)	5,955
Loss from discontinued operations	—	(248)	—	—	—	2,773
Net income (loss)	(1,190)	(4,448)	(14,021)	1,080	(4,326)	8,728
Income (loss) per share from continuing operations:
Basic	(0.19)	(0.69)	(2.31)	0.16	(0.64)	0.90
Diluted	(0.19)	(0.69)	(2.31)	0.16	(0.64)	0.87
Income (loss) per share from discontinued operations:
Basic	—	(0.04)	—	—	—	0.42
Diluted	—	(0.04)	—	—	—	0.40
Net income (loss) per share:
Basic	(0.19)	(0.73)	(2.31)	0.16	(0.64)	1.32
Diluted	(0.19)	(0.73)	(2.31)	0.16	(0.64)	1.27
Shares used in per share calculation:
Basic	6,319	6,073	6,080	6,653	6,747	6,625
Diluted	6,319	6,073	6,080	6,665	6,747	6,849
Selected Balance Sheet data at period-end:
Cash, cash equivalents and investments	36,910	35,341	38,351	50,021	52,702	56,640
Working capital	41,250	37,852	40,711	40,421	42,933	44,103
Total assets	64,292	66,757	60,151	74,166	74,533	76,863
Non-current liabilities	71	77	103	1,423	2,610	4,121
Total stockholders’ equity	$50,985	$47,872	$48,265	$62,567	$63,652	$65,094

Net Income or loss has varied greatly over the last five years.  The ThinkGeek and Media businesses have changed significantly over that time period contributing greatly to the year over year results.  For the year-ended July 31, 2007, the net income was comprised of income from continuing operations of $3.3 million, other income of $2.6 million and income from discontinued operations of $2.8 million which was related to the sale of our software business to Collabnet, Inc. For the year-ended July 31, 2008, ThinkGeek grew as a percentage of the total revenues and we have historically experienced losses during the first seven months due to the seasonality of that business. The loss also related to the continued sales, marketing and engineering investments in Media. For the 5 months ending December 31, 2008 the net income was due to the seasonality of the ThinkGeek business.

Contributing to the 2009 loss was the write down of our investment in Collabnet of $4.6 million dollars and the write off of internally developed software of $1.2 million dollars as well as restructuring costs related to the move of the headquarters building from Fremont, CA to Mountain View, CA. The loss in 2010 is largely attributed to severance related to leadership changes, cost and headcount reductions in our Media business and the decision to move our corporate headquarters from Mountain View, California to Fairfax, VA.

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

Overview

We are an online network for the global geek community, which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. Our sites include: ThinkGeek, SourceForge, Slashdot, and Freecode. We provide our audiences with content, culture, connections and commerce.

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

Our business consists of two operating segments: e-commerce and Media. Our e-commerce segment sells technology-themed retail products for technology enthusiasts through our ThinkGeek.com web site. We offer a broader range of unique products in a single web property than are available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and develop and sell our own “Geek Labs” custom products. Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content. Our audience of technology professionals and enthusiasts relies on our web properties, SourceForge, Slashdot, and Freecode, to create, improve, compare and distribute Open Source software and to research, debate and discuss current issues relating to the technology marketplace.

ThinkGeek's business strategy is to increase revenue by expanding the range of new and innovative products we sell, including products we develop, and by increasing traffic to our site and customer conversion. We also develop and sell our own “Geek Labs“ custom products. We attract traffic to our sites using a variety of traditional online and direct retail marketing channels including paid search, and e-mail to our customers and followers. We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness and also to communicate with our customers.

In 2010, we changed our warehouse provider to Exel, Inc. and invested in modern automated distribution equipment in Lockbourne, Ohio. This has allowed us to continue to develop our distribution capabilities to provide a high level of service to our customers.

We currently use the following key metrics to measure our e-Commerce business:

	Year Ended December 31,
	2011	2010	2009
Daily Unique Visitors (in thousands) (1)	73,076	53,111	36,414
Orders Received (in thousands)	1,640	1,239	766
Conversion Rate	2.24%	2.33%	2.10%
Average Order Value received	$61.51	$63.74	$66.19

(1)
Unique Visitor is the aggregate average unique visitors for the E-commerce site during the period presented. This metric includes visitors who may visit our E-commerce site on more than one day during the period.

Geeknet Media is a social media destination for business to business technology. Our sites connect millions of influential technology professionals and enthusiasts. Our strategy targets business-to-business technology companies and their advertising agencies with the goal of increasing revenue per page.  During 2010, we hired individuals with the experience and capability of providing a greater variety of lead generation programs directly to our customers.  We believe that customers value lead generation programs and that these programs will have the potential to constitute a growing source of future revenue.  We are also focused on increasing the monetization of our international traffic and currently have a sales professionals in London, England, to develop and implement strategies to increase international revenue and we have agreements with representatives in Europe, Australia and Asia to market and sell our advertising products.

We continue to invest in our web properties SourceForge, Slashdot, and FreeCode. In the first half of 2011, we launched an open source version of our platform for developers of Open Source projects, named Allura.  The new version includes source code repositories, bug reports, discussions, mailing lists, wiki pages and blogs.  It demonstrates our commitment to the Open Source community.  In the second half of 2011, we focused heavily on the SourceForge directory and released a number of improvements to make it easier to find great open source software.  The redesigned directory includes a new browse experience, better project summary page, reviews and ratings, and improved search results.  We also launched a new mirror directory, enabling an expanded catalog with projects that may not be developed on SourceForge.  This will help users see a greater selection of software to choose from when searching for applications.  On Freecode, formerly named freshmeat, we completed a site rebrand. Finally on Slashdot, we made several enhancements which improved the user experience, site performance, and scalability.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Year Ended December 31,
	2011	2010	2009
Unique Visitors per Month (in thousands) (1)(2)	46,750	43,960	35,422
Visits per Unique Visitor per Month	1.6	1.7	1.8
Visits per Month (in thousands) (2)	73,868	73,650	62,076
Pages per Visit	2.1	2.0	2.2
Page Views per Month (in thousands) (2)	156,203	149,678	136,332
Revenue per Thousand Pages (RPM)	$11.00	$10.18	$10.08
Revenue per User (RPU) (3)	$0.33	$0.42	$0.47

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, inventories, the assessment of impairment of goodwill and long-lived assets, stock-based compensation and contingencies and litigation.

Revenue Recognition

e-Commerce Revenue
ThinkGeek revenue is derived from the online sale of consumer goods. We recognize ThinkGeek revenue from the sale of consumer goods when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize e-Commerce revenue when products are delivered and title transfers to the customer. ThinkGeek also engages in the sale of gift certificates. When a gift certificate is sold we defer the revenue until the certificate is redeemed. Once the certificate is redeemed and the products are delivered we recognize the revenue. The balance in our deferred revenue at December 31, 2011 relating to gift certificates was $0.7million. We generally grant customers a 90-day right to return products and based on historical experience, we have recorded reserve for estimated returns of $0.7 million and $0.4 million at December 31, 2011, and December 31, 2010, respectively.

Thinkgeek's' business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season. In the past several years, a substantial portion of the Company’s ThinkGeek revenue has occurred in the Company’s fourth quarter which begins on October 1 and ends on December 31. As is typical in the retail industry, the Company generally experiences lower monthly revenue during the first nine months of the year. The Company’s ThinkGeek revenue in a particular period is not necessarily indicative of future revenue for a subsequent quarter or a full year.

Media Revenue
Media revenue is derived primarily from advertising on our various web sites or from lead generation information provided to our customers. Advertisements include various forms of rich media and banner advertising, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer. We recognize Media advertising revenue as advertisements are displayed, and recognize lead generation revenue as leads are delivered to our customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Revenue is recognized as the lesser of actual delivery or on a straight line basis over the contractual campaign period. Our obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to our web sites).

Inventories

Inventories related to our e-Commerce segment consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. We review inventories quarterly and when required reduce estimated excess and obsolete inventories to their net realizable values.

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

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is December 31. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying net assets, including goodwill, to the fair value of the reporting unit. The Company has two reporting units e-Commerce and Media. All goodwill is related the Media reporting unit. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value a second step is performed to measure the amount of the impairment loss, if any. The preparation of the goodwill impairment analysis requires us to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our business and changes in our strategy or our internal forecasts.

Stock-Based Compensation

We measure compensation cost for stock awards at grant date fair value and recognize the expense net of estimated forfeitures for those shares expected to vest over the service period of the award.

Calculating compensation expense requires the input of subjective assumptions, including the expected term of the option grant, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns. We estimate stock price volatility based on historical volatility in our stock. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, or canceled.

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

	Year Ended December 31,
	2011	2010	2009

Consolidated Statements of Operations Data:
E-commerce revenue	82.9%	80.7%	74.9%
Media revenue	17.1	19.3	25.1
Net revenue	100.0%	100.0%	100.0%
E-commerce cost of revenue	69.7	66.2	58.2
Media cost of revenue	4.1	7.0	10.6
Cost of revenue	73.8	73.2	68.8
Gross margin	26.2	26.8	31.2
Operating expenses:
Sales and marketing	12.9	16.1	18.0
Research and development	4.6	6.5	12.4
General and administrative	9.7	10.1	13.4
Amortization of intangible assets	0.1	0.3	0.3
(Gain) loss on sale of assets	(0.1)	(1.5)	1.6
Restructuring costs	—	(0.1)	(0.1)
Total operating expenses	27.2	31.4	45.6
Income (loss) from operations	(1.1)	(4.6)	(14.4)
Interest and other income (expense), net	—	—	(6.8)
Income (loss) from continuing operations before income taxes	(1.1)	(4.6)	(21.2)
Provision (benefit) for income taxes	(0.1)	(0.2)	0.2
Income (loss) from continuing operations	(1.0)%	(4.4)%	(21.4)%

Net Revenue

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 To 2010	% Change Year 2010 To 2009
($ in thousands)
e-Commerce revenue	$99,057	$76,335	$49,091	30%	55%
Media revenue	20,409	18,284	16,486	12%	11%
Net revenue	$119,466	$94,619	$65,577	26%	44%

Revenue for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 was primarily from customers located in the United States of America.

For the years ended December 31, 2011, December 31, 2010, and December 31, 2009 no one customer represented 10% or more of net revenue. We do not anticipate that any one customer will represent more than 10% of future annual net revenue.

Cost of Revenue/Gross Margin

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
e-Commerce cost of revenue	$83,277	$62,630	$38,151	33%	64%
Media cost of revenue	4,906	6,610	6,953	(26)%	(5)%
Total Cost of revenue	$88,183	$69,240	$45,104	27%	54%
Gross margin	$31,283	$25,379	$20,473	23%	24%
Gross margin %	26%	27%	31%
Headcount - Operations	46	43	40

Gross margin percentage decreased in the year ended December 31, 2011 as compared to the year ended December 31, 2010 and in the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in gross margin percentages was primarily due to our business unit mix as well as a one point reduction in gross margins in ThinkGeek. Our e-Commerce business has significantly lower gross margins than our Media business. Our e-Commerce revenue increased to 83% of total net revenue for the year ended December 31, 2011 from 81% of total net revenue for the year ended December 31, 2010 and 75% of net revenue for the year ended December 31, 2009.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
e-Commerce S&M	8,681	6,910	3,347	26%	106%
Media S&M	6,739	8,367	8,428	(19)%	(1)%
	15,420	15,277	11,775
Percentage of total net revenue	13%	16%	18%
Headcount	37	35	28

In our e-Commerce business the increase in sales and marketing expense in the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to increases in marketing expenses of $0.7 million, credit card fees of $0.5 million and direct labor related expenses of $0.5 million. The increase in discretionary marketing expenses was primarily due to an increase of $0.4 million in paid affiliate fees and $0.2 million increase in promotional materials. The increase in credit card fees was due to an increase in our ThinkGeek revenue.The increase in sales and marketing in our ThinkGeek business for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to increases in headcount and related expenses of $1.5 million, marketing expenses of $1.4 million and credit card fees of $0.6 million.

For the Media business sales and marketing costs decreased $1.6 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010. This was driven by a decrease in marketing expense of $2.0 million due to cost reductions partially offset by an increase in sales expense of $0.4 million to support growth in lead generation and international. Sales and marketing expense remained relatively flat in the year ended December 31, 2010 as compared to the year ended December 31, 2009 in our Media business.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our e-Commerce and Media web sites.  We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
e-Commerce R&D	1,857	1,514	869	23%	74%
Media R&D	3,685	4,634	7,234	(20)%	(36)%
	5,542	6,148	8,103
Percentage of total net revenue	5%	6%	12%
Headcount	39	24	39

In our e-Commerce business our R&D expense increased $0.3 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an increase in direct labor. Media R&D expense decreased $1.0 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily due reorganization of our R&D department and cost cutting measures. e-Commerce R&D expense increased in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to an increase in personnel who were hired to update and add additional functionality to our ThinkGeek.com web site. In our Media business R&D expense decreased $2.6 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was primarily due to 15 fewer FTEs (Full Time Equivalent Employees)

and their related overhead expenses of $2.2 million as well as a decrease in contractors‘ expenses of $0.3 million due to expenses incurred during 2009 in the redesign of our SourceForge.net platform, which was released in July 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
General & Administrative	$11,565	$9,551	$8,843	21%	8%
Percentage of total net revenue	10%	10%	13%
Headcount - G & A	21	20	20

G&A expenses increased by $2.0 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010 . This change was driven by investments in infrastructure to support growth including stock based compensation for key executives and $1.0 million of severance costs related primarily to the resignations of our ThinkGeek and Media Chief Executive Officers and the relocation of our Corporate headquarters to Fairfax, Virginia. This increase was partially offset by cost reductions in the Media business and lower corporate headquarters costs.

The increase in G&A expenses in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily related to severance costs of $1.0 million and legal fees of $0.3 million, partially offset by decreases in employee related expenses of $0.3 million, accounting and tax fees of $0.1 million, consulting expenses of $0.1 million and bad debt expenses of $0.1 million. The increase in severance costs was due to the resignation of our former Chief Executive Officer and severance expense recorded for our corporate team in Mountain View, California as a result of the planned relocation of our corporate headquarters to Fairfax, Virginia. The decrease in employee related expenses was due to lower compensation expense resulting from our reduction in workforce in August 2010 and lower stock compensation expense. The decrease in G&A expense as a percentage of net revenue was primarily due to the significant increase in revenues.

Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California. During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. At December 31, 2011 all restructuring liabilities have been settled and no restructuring liabilities remain.

Below is a summary of the restructuring charges (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash provision:
Facilities charges	$—	$(27)	$(62)
Cash proceeds from sales of furniture	$—	$(74)	$—
Total	$—	$(101)	$(62)

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Restructuring Charges	Cash payments	Other	Balance at End of Period
For the year ended December 31, 2009	$4,116	$(62)	$(2,881)	$65	$1,238
For the year ended December 31, 2010	$1,238	$(101)	$(1,141)	$4	$—
For the year ended December 31, 2011	$—	$—	$—	$—	$—

For the year ended December 31, 2010 other represents the reclassification of excess of straight-line rent expense over the cash payments to the restructuring reserve of $0.7 million, offset in part by the write-off of leasehold improvements of $0.1 million.

Share-Based Compensation Expense

During the years ended December 31, 2011, December 31, 2010 and December 31, 2009, we recognized $3.7 million, $2.3 million, $2.7 million in stock-based compensation expense from continuing operations, respectively, related to options and awards granted to employees and directors. The increase in stock based compensation in the year ended December 31, 2011 as compared to with the year ended December 31, 2010 is primarily due to stock grants to our new senior management team. The decrease in stock based compensation in the year ended December 31, 2010 as compared with the year ended December 31, 2009 is primarily due to the completion of our recognition of stock based compensation expense related to a significant pool of stock options granted in prior years.

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

We continually evaluate whether events or circumstances have occurred that indicate the remaining value of our investment may be impaired. For the years ended December 31, 2011 and December 31, 2010, no impairment was recorded on our investment. During the year ended December 31, 2009, we recorded an impairment loss of $4.6 million related to our investment in CollabNet. There is no quoted market price for this investment; accordingly, we estimate fair value based on an annual assessment performed by management.

There was no related-party revenue from CollabNet for the years ended December 31, 2011 and December 31, 2010. There was $0.5 million of related-party revenue associated with CollabNet for the year ended December 31, 2009.

(Gain) loss on sale of assets

				% Change Year 2011 to 2010	% Change Year 2010 to 2009
	Year Ended December 31,
	2011	2010	2009
(in thousands)
(Gain) loss on sale of assets	$(65)	$(1,391)	$1,020	(95)%	236%

The gain on the sale of assets for the year ended December 31, 2011 was primarily due to the settlement of amounts due from Black Duck from the sale of Ohloh. The gain on sale of assets for the year ended December 31, 2010 was primarily due to a gain on the sale of our Ohloh.net intangible assets in September 2010. The loss on sale of assets for the year ended December 31, 2009 was due to our deprecation of the Marketplace platform from the SourceForge.net platform.

Interest and Other Income, Net

				% Change Year 2011 to 2010	% Change Year 2010 to 2009
	Year Ended December 31,
	2011	2010	2009
($ in thousands)
Interest Income	$13	$63	$165	(79)%	(62)%
Interest Expense	—	(5)	(65)	(100)%	(92)%
Other than temporary Impairment	(8)	—	—	*	*
Other income (expense), net	$(16)	$(14)	$10	71%	(240)%
Interest and other income (expense), net	$(11)	$44	$110	125%	60%
Other than temporary impairment of non-marketable equity securities	$—	$—	$(4,585)	*	*
* Not meaningful

Interest income decreased in the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result our decision to invest in short-term treasuries, which generally have lower yields. Other income (expense) decreased in the December 31, 2011 as compared to the year ended December 31, 2010, primarily due to realized losses on investments.

Interest income decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of reduced yields on our investments resulting from lower interest rates and our decision to invest in short-term treasuries, which generally have lower yields. Interest expense decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of interest expense on a legal settlement. Other income (expense) decreased in the December 31, 2010 as compared to the year ended December 31, 2009, primarily due to realized losses on investments.

Income Taxes

				% Change Year 2011 to 2010	% Change Year 2010 to 2009
	Year Ended December 31,
	2011	2010	2009
(in thousands)
Provision (benefit) for income taxes	$(83)	$(167)	$140	(50)%	219%

Income tax provision (benefit) consists of Federal and state income tax expense on taxable income.  Our state income tax is based on our taxable income or loss in each jurisdiction and we may not have net operating loss carryforwards available to offset taxable income in certain states.  We provided for state income taxes in Ohio based on our e-Commerce income in that state, and to the extent that our e-Commerce business unit is profitable, we may record an income tax provision, even though we generate losses on a consolidated basis.

Our tax benefit for the year ended December 31, 2011 relates primarily to a Federal tax refund due to our ability to claim research and development credits.

Our tax benefit for the year ended December 31, 2010 relates primarily to a Federal tax refund due to our ability to carry back certain losses to a prior year and to a state tax benefit resulting from a change in the apportionment factors related to our New Jersey state returns.

As of December 31, 2011, we had $280.6 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates through 2030.  We also have California net operating loss carry forwards of approximately $75.9 million to offset future California taxable income, which expire at various dates beginning in 2017.  We have not recognized any benefit from these net operating loss carry-forwards and a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability. Additionally Net operating losses could be limited due to change in control.

e-Commerce Segment

ThinkGeek e-Commerce Revenue

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 To 2010	% Change Year 2010 To 2009

Revenue ($ in thousands)	$99,057	$76,335	$49,091	30%	55%
Percentage of total net revenue	83%	81%	75%
Number of orders shipped	1,706,848	1,302,966	788,531	31%	65%
Average order value shipped	$58.04	$58.59	$62.26	(1)%	(6)%

ThinkGeek e-Commerce revenue is derived from the online sale of consumer goods, including shipping, net of any returns and allowances. International revenue from our e-Commerce business comprised approximately 14%, 18%, and 17% of total e-Commerce revenue for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 respectively.

The growth in ThinkGeek e-Commerce revenue for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to increased consumer awareness of our web site as a result of increased advertising and diversified product offerings. We also expanded our licensing partnerships. We continue to introduce new products such as the i-CADE ,the Joystick-IT, the Han Solo Carbonite Chocolate Bar, the Portal Plush Turret and items inspired by the popular TV show DEXTER. We also have experienced continued strong sales with our existing products and partnered with Old Navy for a custom version of the Electronic Rock Guitar shirt during the holiday season.

Online marketing, catalog marketing and media coverage of our web site contributed to a larger customer base. This larger customer base as well as web site enhancements, including improved search capability and a new cart check-out process drove a 34% increase in the number of unique visitors to our web site. In 2011, we developed our mobile site allowing our customers to access our website from numerous new channels such as tablets and smart phones. This increase in unique visitors resulted in a 31% increase in the number of orders received during the year ended December 31, 2011. The average order value shipped decreased by 1% in the fiscal year ended December 31, 2011 when compared to the prior year.

The growth in ThinkGeek e-Commerce revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to increased consumer awareness of our web site as a result of broader product offerings, an increased number of custom developed products such as the Electronic Rock Guitar Shirt and The Star Trek Enterprise Pizza Cutter, and media coverage of our web site. This increased awareness of our site attracted a larger customer base, which drove a 24% increase in the number of unique visitors to our web site, resulting in a 50% increase in the number of orders received.

e-Commerce Cost of Revenue/Gross Margin

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
e-Commerce cost of revenue	$83,277	$62,630	$38,151	33%	64%
e-Commerce gross margin	$15,780	$13,705	$10,940	15%	25%
e-Commerce gross margin %	16%	18%	22%
Headcount	35	30	25

e-Commerce cost of revenue consists of product costs, shipping and fulfillment costs and personnel and related overhead associated with the operations and merchandising functions.

e-Commerce gross margin percentage for the year ended December 31, 2011 decreased from the year ended December 31, 2010 due to higher customer discounts as well as increased inbound shipping costs, fulfillment costs and merchandising and customer support costs. The higher customer discounts were primarily due to decisions to discontinue certain products in the second and third quarters of 2011 to prepare for the peak holiday season and apparel promotions during the holiday season. The increase in ThinkGeek cost of revenue in year ended December 31, 2011 as compared to year ended December 31, 2010 was primarily due to increased product costs of $13.4 million, shipping costs of $3.6 million, fulfillment and packing costs of $1.9 million, and merchandising and customer support costs of $1.0 million. Increases in product costs were the result of increased Thinkgeek revenue levels, shipping costs were related to the increased volume of orders shipped and the increase in fulfillment costs were related primarily to the increased number of orders processed and the start-up costs related to moving to a new fulfillment center. The increase in merchandising and customer support costs was due primarily to increased personnel required to support our broader product offering.

e-Commerce gross margin percentage decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to our investment in our merchandising and operations teams. e-Commerce cost of revenue in the year ended December 31, 2010 increased as compared to the year ended December 31, 2009 consistent with increased e-Commerce revenue levels; however, our operating costs increased as we added additional headcount to enhance our merchandising team and to support our expected revenue growth.

e-Commerce Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
e-Commerce S&M	$8,681	$6,910	$3,347	26%	106%
Percentage of total net revenue	9%	9%	7%
Headcount	14	14	7

The increase in sales and marketing expense in the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to increases in marketing expenses of $0.7 million, credit card fees of

$0.5 million and direct labor related expenses increased of $0.5 million. The increase in discretionary marketing expenses was primarily due to an increase of $0.4 million in paid affiliate fees and $0.2 million increase in promotional materials. The increase in credit card fees was due to an increase in our ThinkGeek revenue.

The increase in sales and marketing in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to increases in headcount and related expenses of $1.5 million, marketing expenses of $1.4 million and credit card fees of $0.6 million.

e-Commerce Research and Development Expenses

We focus much of our research and development on new and innovative products developed by Geek Labs.  In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our site.

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our Thinkgeek web site. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
E-commerce R&D	$1,857	$1,514	$869	23%	74%
Percentage of total net revenue	2%	2%	2%
Headcount	11	9	7

R&D expense increased $0.3 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an increase in direct labor.

R&D expense increased in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to an increased personnel who were hired to update and add additional functionality to our ThinkGeek.com web site.

Media Segment

Media Revenue

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
US Direct	$13,647	$13,281	$11,670	3%	14%
International	$1,813	$964	$685	88%	41%
AdNetworks	$4,949	$4,039	$4,132	23%	(2)%

Media revenue is derived primarily from advertising products delivered on our web properties and more recently from the delivery of leads resulting from lead generation programs. US Direct sales revenue is generated from orders received by our United States based sales team primarily for display advertising and lead generation, which may also include advertisements to be delivered globally. International includes display ad sales or delivering leads to non-US based customers. Ad Networks revenue represents revenue from our Ad Network partners, primarily Google Inc., who sell our inventory globally to customers through automated systems and includes revenue from international resellers who use automated systems.

US Direct sales revenue for the year ended December 31, 2011 increased $0.4 million compared to December

31, 2010 due to an increase of Lead Generation revenue of $3.4 million and the introduction of Marketing Services revenue partially offset by a decrease in standard CPM and display revenue of $3.1 million . Ad Networks revenue for the year ended December 31, 2011 increased $0.9 million as compared to the year ended December 31, 2010 primarily due to better inventory management and utilizing the AdExchange tool. International revenue increased by $0.8 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to increased customer penetration by our UK based sales team and increased lead generation.

US Direct sales revenue for the year ended December 31, 2010 increased $1.6 million as compared with the year ended December 31, 2009. The increase was primarily due to $1.0 million in revenue from customers who did not advertise in the year ended December 31, 2009 and $4.0 million from customers who increased their advertising levels during the year ended December 31, 2010 as compared with the year ended December 31, 2009, offset in part by a $3.4 million decrease in revenue from advertisers whose campaigns were not renewed or who chose to advertise at lower levels during the year ended December 31, 2010. The decrease in Ad Networks revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to decreased revenue from our from Really Simple Syndication ("RSS") partner.

Media Cost of Revenue/Gross Margin

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
Media cost of revenue	$4,906	$6,610	$6,953	(26)%	(5)%
Media gross margin	$15,503	$11,674	$9,533	33%	22%
Media gross margin %	76%	64%	58%
Headcount	11	13	15

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

The increase in Media gross margin percentage for the fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010 was primarily due to increased revenue of $2.0 million and a decrease in cost of revenue of $1.7 million. The decrease in cost of revenue was primarily due to decreases in operating expenses of $1.4 million and customer service expenses of $0.3 million.

The increase in Media gross margin percentage for the fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009 was primarily due to increased revenue of $2.0 million as well as a decrease in cost of revenue of $0.1 million. The decrease in cost of revenue was primarily due to decreases in software amortization of $0.3 million and reduced facilities related costs of $0.1 million offset in part by an increase in data center co-location costs of $0.3 million. Our software amortization costs decreased due to amortization of our SourceForge.net Marketplace Platform ending in June 2009 as we depreciated the functionality from SourceForge.net. Our facilities related costs decreased due to lower average headcount during the year. Our data center costs increased due to additional services requested from the service provider.

Media Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
Media S&M	$6,739	$8,367	$8,428	(19)%	(1)%
Percentage of total net revenue	33%	46%	51%
Headcount	23	18	21

Sales and marketing costs decreased $1.6 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010. This was driven by a decrease in marketing expense of $2.0 million due to cost reductions partially offset by an increase in sales expense of $0.4 million to support growth in lead generation and international.

Sales and marketing expense remained relatively flat in the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in headcount was due to additional personnel in our Media sales organizations which were offset in part by lower discretionary Media marketing expenses primarily due to fewer trade shows attended in the year ended December 31, 2010.

Media Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our Media web sites. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Year Ended December 31,
	2011	2010	2009	% Change Year 2011 to 2010	% Change Year 2010 to 2009
($ in thousands)
Media R&D	$3,685	$4,634	$7,234	(20)%	(36)%
Percentage of total net revenue	18%	25%	44%
Headcount	28	18	32

R&D expense decreased $1.0 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily due reorganization of our R&D department and cost cutting measures.

R&D expense decreased $2.6 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was primarily due to 16 fewer FTEs (Full Time Equivalent Employees) and their related overhead expenses of $2.2 million as well as a decrease in contractors‘ expenses of $0.3 million due to expenses incurred during 2009 in the redesign of our SourceForge.net platform, which was released in July 2009.

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
($ in thousands)
Net cash provided by (used in):
Continuing operations
Operating activities	$2,560	$(2,937)	$(5,727)
Investing activities	$(1,630)	$6,934	$(2,905)
Financing activities	$658	$1,805	$(2,936)
Discontinued operations	$—	$592	$—
Effect of exchange rate changes on cash and cash equivalents	$(11)	$(4)	$—
Net increase (decrease) in cash and cash equivalents	$1,577	$6,390	$(11,568)

Our principal sources of cash as of December 31, 2011 were our existing cash, cash equivalents and investments of $36.9 million.

During the year ended December 31, 2011, we generated cash from operating activities of $2.6 million and cash from financing activities of $0.7 million. The increase in cash from operating activities is due primarily to the continued emphasis on improving ThinkGeek inventory management and procurement processes. Cash used in investing activities of $(1.6) million is due to our investment in our third-party fulfillment center in Lockbourne, Ohio of $(2.5) million offset by proceeds from the sale of assets of $0.9 million million. Cash from financing activities of $0.7 million is due to the proceeds from issuance of our common stock partially offset by a repurchase of our common stock. On December 12, 2011, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5.0 million revolving line of credit including a $2.0 million sub-facility for the issuance of standby letters of credit. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5.0 million in Wells Fargo Bank at all times. As of December 31, 2011, we were in default of certain covenants and we have received a waiver from Wells Fargo Bank.

During the year ended December 31, 2010, we used $(2.9) million of cash for operating activities, $4.3 million of cash for purchases of property, equipment and intangible assets and $1.0 million of cash for an acquisition, partially offset by the proceeds from the sale of auction rate securities of $10.2 million, the release of restricted cash of $1.0 million, proceeds from the sale of Geek.com and Ohloh intangible assets of $1.7 million and proceeds from the issuance of common stock upon the exercise of stock options, net of repurchases, of $1.8 million.

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

Operating Activities

Year ended December 31, 2011

For the year ended December 31, 2011, net cash from operating activities was $2.6 million. This was due to our net operating loss of $(1.2) million including the effects of non-cash charges of stock-based compensation expense of $3.7 million and depreciation and amortization expense of $1.9 million. Additionally, changes in operating assets and liabilities included cash used for accounts payable of $(7.1) million, accrued liabilities of $(0.5) million and a increase in accounts receivable of $(1.2) million. This was partially offset with cash provided by inventory of $4.3 million and deferred revenue of $1.7 million. The changes to accounts payable were primarily due to payments made in the first quarter for inventory that was purchased for the 2010 holiday season. The cash provided by inventory of $4.3 million was primarily due to our continued efforts to dispose of certain discontinued ThinkGeek products, offset by new products to support the 2011 holiday season. Also in 2011, we upgraded our inventory leadership and processes and we are continuing to improve our efficiency resulting in lower inventory levels.

Cash from operating activities increased $5.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This was due to a reduction in our operating losses improving cash used in operations by $3.3 million before adjusting for working capital. Cash used for accounts payable was much higher than the same period of the prior year due primarily to payments made in the first quarter of 2011 for inventory purchased for the 2010 ThinkGeek holiday season. Also driving the decrease in cash used in operating activities when compared to the same period last year was the cash used in restructuring activities in 2010 of $1.2 million.

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

The cash provided by accounts payable is the result of higher levels of inventory received and higher marketing expenses in the fourth quarter of fiscal year ended December 31, 2010. The cash used for accounts receivable is primarily due to higher Media revenue during the last three months of 2010; the cash used for inventory is primarily the result of higher inventory levels as we broadened our product range and we maintained higher inventory levels as we expanded our inventory sources outside of the United States which require longer lead times; and the cash used for restructuring liabilities is due to cash payments on facilities included in the restructuring reserve.

Year ended December 31, 2009

Net cash used in operating activities was $5.7 million for the year ended December 31, 2009.  Net cash used in operating activities was primarily due to our net operating loss of $3.3 million after the effects of non-cash charges, including an impairment charge of $4.6 million, stock-based compensation expense of $2.7 million, depreciation and amortization expense of $2.2 million, return for allowance of $0.3 million, a loss on disposal of assets of $1.2 million, related to the depreciation of the Marketplace platform from the SourceForge.net platform and a gain on our sale of the Linux.com domain name to The Linux Foundation of $0.2 million.  Additionally, changes in operating assets and liabilities included cash used for accrued restructuring liabilities of $2.9 million, increases in inventory of $2.0 million and increases in prepaid expenses and other assets of $0.5 million, offset partially by cash provided by accounts payable and accrued liabilities of $2.6 million and an increase in deferred revenue of $0.3 million.  The increase in inventory due to purchases of inventory by our E-commerce business in order to provide adequate inventory levels for anticipated demand, and the increase in prepaid and other assets are primarily related to inventory prepayments to vendors.

Investing Activities

Our investing activities primarily include purchases of property and equipment and purchases and sales of marketable securities. Cash used in investing activities for the year ended December 31, 2011 is due to our continued investment in our fulfillment facility in Lockbourne, Ohio offset by $0.9 million due to receipt of cash from the sale of assets.

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

As of December 31, 2009, we had an outstanding letter of credit of approximately $1.0 million, related to the Fremont, California facility lease, which was recorded in the “Restricted cash” section of the consolidated balance sheet.  At the conclusion of the facility lease in May 2010, the letter of credit was canceled and the cash restriction was removed.

Financing Activities

Our financing activities are primarily comprised of cash proceeds from the sale of our common stock through employee benefit plans.

Our financing activities during the year ended December 31, 2011, generated $1.0 million from proceeds from issuance of our common stock partially offset by a repurchase of our common stock of $0.4 million.

Our financing activities during the year ended December 31, 2010 generated $1.8 million due to proceeds from the issuance of common stock upon the exercise of stock options, net of repurchases.

Our financing activities during the year ended December 31, 2009, used cash of $3.0 million, related to repurchase shares of our common stock under the repurchase program approved by our Board of Directors in November 2008, offset in part by proceeds from the sale of our common stock through equity incentive plans.  The stock repurchase program expired in October 2009.

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively, exchange rate changes had an immaterial effect on cash and cash equivalents.  We do not expect that exchange rate changes will have a material effect on cash and cash equivalents in the near future.

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

On December 12, 2011, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has a one-year term and the option of an applicable interest rate of 2.5% above one or three month LIBOR. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million dollars in Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Corporation. As of December 31, 2011, we were in default of certain covenants and we have received a waiver from Wells Fargo Bank.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects to continue to support our operations, distribution and related support systems and infrastructure, and for other general corporate activities and investments.  We believe that our existing cash balances will be sufficient to fund our operations through the year ending December 31, 2012 under our current business strategy.

Stock Repurchase Program

In February 2011, we announced an "odd lot" share repurchase program under which our Board of Directors approved the repurchase of up to $1 million of our common stock Under this program, the Company repurchased approximately 5,000 shares of common stock at a weighted average price of $26.01 per share for aggregate purchase price of approximately $127,000.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations, purchase orders (primarily for our e-Commerce inventory) and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our fixed contractual obligations and commitments as of December 31, 2011 (in thousands):

		Years ending December 31,
	Total	2012	2013	2014
Gross Operating Lease Obligations	$1,685	$1,063	$367	$255
Sublease Income	$(603)	$(603)	$—	$—
Net Operating Lease Obligations	$1,082	$460	$367	$255
Purchase Obligations	$2,175	$1,013	$714	$448
Total Obligations	$3,257	$1,473	$1,081	$703

Sublease income represents payments expected to be received from our subtenants. On March 1, 2011, our facility in Mountain View, California was sublet through the remainder of the lease term.

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

We have operated primarily in the United States, and virtually all sales and expenditures have been made in U.S. dollars.  Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Geeknet, Inc:
We have audited the accompanying consolidated balance sheets of Geeknet, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II as listed under Item 15 for the two years ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geeknet, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the two years ended December 31, 2011 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
McLean, Virginia
February 21, 2012

REPORT OF STONEFIELD JOSEPHSON, INC. INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Geeknet, Inc.:

In our opinion, the consolidated statements of operations, stockholders' equity and other comprehensive income (loss) and cash flows for the year ended December 31, 2009 present fairly, in all material respects, the results of operations and cash flows of Geeknet, Inc. for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ Stonefield Josephson, Inc.

San Francisco, California
February 25, 2010

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$36,910	$35,333
Short-term investments	—	8
Accounts receivable, net of allowance of $27 and $0 as of December 31, 2011 and 2010, respectively	6,264	5,078
Inventories, net	8,935	13,322
Prepaid expenses and other current assets	2,377	2,919
Total current assets	54,486	56,660
Property and equipment, net	5,717	5,114
Other long-term assets	4,089	4,983
Total assets	$64,292	$66,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,327	$13,381
Deferred revenue	3,500	1,836
Accrued liabilities and other	3,409	3,591
Total current liabilities	13,236	18,808
Other long-term liabilities	71	77
Total liabilities	13,307	18,885
Commitments and Contingencies (Note 5 and Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued- 6,473 and 6,365 shares, as of December 31, 2011 and 2010, respectively; outstanding — 6,361 and 6,273 shares as of December 31, 2011 and 2010, respectively	7	6
Treasury stock	(978)	(622)
Additional paid-in capital	807,829	803,160
Accumulated other comprehensive income	(1)	10
Accumulated deficit	(755,872)	(754,682)
Total stockholders’ equity	50,985	47,872
Total liabilities and stockholders’ equity	$64,292	$66,757

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net revenue:
e-Commerce revenue	$99,057	$76,335	$49,091
Media revenue, including $0, $0 and $545 of related party revenue, respectively	20,409	18,284	16,486
Total net revenue	119,466	94,619	65,577
Cost of revenue:
e-Commerce cost of revenue	83,277	62,630	38,151
Media cost of revenue	4,906	6,610	6,953
Total cost of revenue	88,183	69,240	45,104
Gross margin	31,283	25,379	20,473
Operating expenses:
Sales and marketing	15,420	15,277	11,775
Research and development	5,542	6,148	8,103
General and administrative	11,565	9,551	8,843
Amortization of intangible assets	83	306	200
(Gain) loss on sale of assets	(65)	(1,391)	1,020
Restructuring costs	—	(101)	(62)
Total operating expenses	32,545	29,790	29,879
Loss from operations	(1,262)	(4,411)	(9,406)
Interest and other income (expense), net	(11)	44	110
Other than temporary impairment of non-marketable equity securities	—	—	(4,585)
Income (loss) from continuing operations before income taxes	(1,273)	(4,367)	(13,881)
Provision (benefit) for income taxes	(83)	(167)	140
Income (loss) from continuing operations	(1,190)	(4,200)	(14,021)
Discontinued operations:
Loss from operations, net of taxes	—	(193)	—
Loss on sale, net of taxes	—	(55)	—
Loss from discontinued operations	—	(248)	—
Net income (loss)	$(1,190)	$(4,448)	$(14,021)
Income (loss) per share from continuing operations:
Basic	$(0.19)	$(0.69)	$(2.31)
Diluted	$(0.19)	$(0.69)	$(2.31)
Loss per share from discontinued operations:
Basic	$—	$(0.04)	$—
Diluted	$—	$(0.04)	$—
Net income (loss) per share:
Basic	$(0.19)	$(0.73)	$(2.31)
Diluted	$(0.19)	$(0.73)	$(2.31)
Shares used in per share calculations:
Basic	6,319	6,073	6,080
Diluted	6,319	6,073	6,080

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2008	6,417	$65	$(331)	$799,037	$9	$(736,213)	$62,567
Issuance of common stock	25	—	—	259	—	—	259
Repurchase of restricted stock	(20)	—	(161)	—	—	—	(161)
Repurchase of common stock	(370)	(4)	—	(3,030)	—	—	(3,034)
Stock based compensation	—	—	—	2,651	—	—	2,651
Net loss	—	—	—	—	—	(14,021)	(14,021)
Unrealized gain on marketable securities	—	—	—	—	4	—	4
Comprehensive loss							(14,017)
BALANCE AT DECEMBER 31, 2009	6,052	$61	$(492)	$798,917	$13	$(750,234)	$48,265
Issuance of common stock	231	1	—	1,961	—	—	1,962
Repurchase of restricted stock	(10)	—	(130)	(27)	—	—	(157)
Par value change resulting from reverse stock split	—	(56)	—	56	—	—	—
Stock based compensation	—	—	—	2,253	—	—	2,253
Net loss	—	—	—	—	—	(4,448)	(4,448)
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Comprehensive loss							(4,451)
BALANCE AT DECEMBER 31, 2010	6,273	$6	$(622)	$803,160	$10	$(754,682)	$47,872
Issuance of common stock	88	1	—	1,013	—	—	1,014
Repurchase of restricted stock	—	—	(356)	—	—	—	(356)
Stock based compensation	—	—	—	3,656	—	—	3,656
Net loss	—	—	—	—	—	(1,190)	(1,190)
Foreign currency translation adjustment	—	—	—	—	(11)	—	(11)
Comprehensive loss							(1,201)
BALANCE AT DECEMBER 31, 2011	6,361	$7	$(978)	$807,829	$(1)	$(755,872)	$50,985

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities from continuing operations:
Net loss	$(1,190)	$(4,448)	$(14,021)
Loss from discontinued operations	—	248	—
Loss from continuing operations	(1,190)	(4,200)	(14,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,922	2,277	2,157
Stock-based compensation expense	3,656	2,253	2,651
Provision for bad debts	27	—	46
Provision for excess and obsolete inventory	65	42	17
Provision for returns	301	350	258
(Gain) Loss on sale of assets	(65)	(1,391)	1,020
Impairment of investments	8	—	4,585
Accounts receivable	(1,213)	(779)	78
Inventories	4,322	(8,084)	(2,033)
Prepaid expenses and other assets	606	361	(471)
Accounts payable	(7,054)	7,209	1,735
Deferred revenue	1,664	908	337
Accrued restructuring liabilities	—	(1,238)	(2,878)
Accrued liabilities and other	(483)	(619)	858
Other long-term liabilities	(6)	(26)	(66)
Net cash provided by (used in) operating activities from continuing operations	2,560	(2,937)	(5,727)
Cash flows from investing activities from continuing operations:
Change in restricted cash	—	1,000	—
Purchase of property and equipment	(2,516)	(4,191)	(1,001)
Maturities or sales of investments and marketable securities	—	10,207	659
Acquisition of a business, net of cash acquired	—	(1,000)	(2,613)
Proceeds from sales of intangible assets, net	906	1,040	172
Purchase of intangible assets	(20)	(122)	(122)
Net cash (used in) provided by investing activities from continuing operations	(1,630)	6,934	(2,905)
Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	1,014	1,962	259
Repurchase of stock	(356)	(157)	(3,195)
Net cash (used in) provided by financing activities from continuing operations	658	1,805	(2,936)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	—	(48)	—
Net cash provided by investing activities	—	640	—
Net cash provided by discontinued operations	—	592	—
Effect of exchange rate changes on cash & equivalents	(11)	(4)	—
Net increase (decrease) in cash and cash equivalents	1,577	6,390	(11,568)
Cash and cash equivalents, beginning of year	35,333	28,943	40,511
Cash and cash equivalents, end of year	$36,910	$35,333	$28,943

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.      Organization and Operations of the Company:

Overview

Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. The Company's e-Commerce segment, consisting solely of ThinkGeek, Inc., sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek web site. Geeknet's audience of technology professionals and technology enthusiasts relies on its web sites - SourceForge and Freecode - to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue Media, e-Commerce, Software and Online Images businesses. In May 2007, the Company changed its name to SourceForge, Inc. In September 2009, the Company acquired Ohloh Corporation (“Ohloh”), a directory of open source projects and developers and in November 2009 the Company changed its name to Geeknet to project a more accurate reflection of its business, primarily to the advertising community.

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

These financial statements reflect the results for the calendar years ended December 31, 2011, December 31, 2010, and December 31, 2009.

2.      Summary of Significant Accounting Policies:

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Actual results could differ from those estimates. Except as discussed below, there have been no significant changes to the Company’s critical accounting policies during the year ended December 31, 2011.

Adopted Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted this standard in 2011. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

In September 2009, the FASB issued an update to the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The Company adopted this standard in 2011. The adoption of this standard did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued a new standard which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The Company adopted this standard in 2011. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

There was no related-party revenue during the year ended December 31, 2011 and December 31, 2010 and $0.5 million of related-party revenue from continuing operations associated with CollabNet for the year ended December 31, 2009.

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the Chief Executive Officer, the Chief Financial Officer. Chief Administrative Officer and the Chief Executive Officer of the Media and e-Commerce business units. The Company currently operates as two reportable business segments:  e-Commerce and Media.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

Credit Line

On December 12, 2011, the Company entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has a one-year term and the option of an applicable interest rate of 2.5% above one or three month LIBOR. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million dollars in Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Corporation. As of December 31, 2011, we were in default of certain covenants and we have received a waiver from Wells Fargo Bank.

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

Other-Than-Temporary Impairment

All of the Company’s available-for-sale investments and non-marketable equity securities are subject to an impairment review whenever events or circumstances indicate that their fair value is less than their carrying value.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly-traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  It is reasonably possible that actual results could change in the near term. The Company performs an impairment analysis of its investments annually. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value. There was no impairment for the year ended December 31, 2011 and December 31, 2010. For the year ended December 31, 2009, the Company recorded impairment loss of $4.6 million related to its non-marketable equity investment in CollabNet, Inc.

Cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Adjusted Cost	Unrealized Loss	Estimated Fair Value	Adjusted Cost	Unrealized Loss	Estimated Fair Value
Cash and cash equivalents:
Cash	$18,647	$—	$18,647	$5,072	$—	$5,072
Money market funds	18,263	—	18,263	30,261	—	30,261
Total cash and cash equivalents	$36,910	$—	$36,910	$35,333	$—	$35,333
Short-term investments:
Corporate securities	$—	$—	$—	$8	$—	$8
Total short-term investments	$—	$—	$—	$8	$—	$8

Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$18,263	$—	$—	$18,263
Corporate debt	—	—	—	—
Total	$18,263	$—	$—	$18,263
Amounts included in:
Cash and cash equivalents	$18,263	$—	$—	$18,263
Short-term investments	—	—	—	—
Total	$18,263	$—	$—	$18,263

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$30,261	$—	$—	$30,261
Corporate debt	—	—	8	—
Total	$30,261	$—	$8	$30,261
Amounts included in:
Cash and cash equivalents	$30,261	$—	$—	$30,261
Short-term investments	—	—	8	—
Total	$30,261	$—	$8	$30,261

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Financial Assets
	ARS	ARS Right	Other
Balance at December 31, 2009	$9,400	$1,350	$8
Loss on other current assets	—	(807)	—
Gain on investments	807	—	—
Sales/Maturities of assets	(10,207)	(543)	—
Balance at December 31, 2010	$—	$—	$8
Loss on investments	$—	$—	$(8)
Balance at December 31, 2011	$—	$—	$—

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

Restricted Cash

The Company has no restricted cash at December 31, 2011 or at December 31, 2010.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.  Property and equipment consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Computer and office equipment (useful lives of 2 to 4 years)	$5,143	$5,685
Distribution equipment (useful live of 5 years)	5,394	3,911
Furniture and fixtures (useful lives of 2 to 4 years)	347	226
Leasehold improvements (useful lives of lesser of estimated life or lease term)	365	207
Software (useful lives of 2 to 5 years)	700	579
Total property and equipment	11,949	10,608
Less: Accumulated depreciation and amortization	(6,232)	(5,494)
Property and equipment, net	$5,717	$5,114

Depreciation and amortization expense for continuing operations for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 was $1.8 million, $2.0 million and $2.2 million respectively.

Goodwill and Intangible Assets

Goodwill, which is entirely related to our Media segment, is carried at cost. Intangible assets are amortized on a straight-line basis over three to five years. Intangible asset amortization was $0.1 million, $0.3 million, and $0.2 million during the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. Intangible assets at December 31, 2011 and December 31, 2010 relates primarily to domain and trade names associated with the Company's Media business.  This balance is included in “Other Long-Term Assets” in the Consolidated Balance Sheet.

The Company evaluates goodwill and intangible assets for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. The annual testing date is December 31. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying net assets, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any.  The preparation of the goodwill impairment analysis requires the Company to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in its business and changes in its strategy or its internal forecasts.  Based on these assessments, there was no indication of impairment for the year ended December 31, 2011, December 31, 2010, and December 31, 2009.

The carrying amount of goodwill is as follows (in thousands):

Goodwill	Amount
Goodwill -December 31, 2009	$1,670
Additions	254
Disposals	249
Goodwill - December 31, 2010	$1,675
Additions	—
Disposals	—
Goodwill - December 31, 2011	$1,675

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
Identified intangible assets:
Domain and trade names, intellectual property	$6,196	$(6,095)	$101	$6,176	$(6,012)	$164
Purchased technology	2,535	(2,535)	—	2,535	(2,535)	—
Total Identified intangible assets	$8,731	$(8,630)	$101	$8,711	$(8,547)	$164

The future amortization of identified intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2012	$74
2013	22
2014	5
$101

Revenue Recognition

The Company recognizes revenue as follows:

e-Commerce Revenue

e-Commerce revenue is derived from the online sale of consumer goods.  The Company recognizes e-Commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured.  The Company generally recognizes e-Commerce revenue when products are delivered and title transfers to the customer.  ThinkGeek also engages in the sale of gift certificates. When a gift certificate is sold we defer the revenue until the certificate is redeemed. Once the certificate is redeemed and the products are delivered we recognize the revenue. The balance in our deferred revenue at December 31, 2011 relating to gift certificates was $0.7million.The Company grants customers a limited right to return e-Commerce products.  The Company has recorded reserves of $0.6 million and $0.4 million for such returns at December 31, 2011 and December 31, 2010, respectively.

Media Revenue

Media revenue is derived primarily from advertising on the Company’s various web sites or from lead generation information provided to the customer.  Advertisements include various forms of rich media and banner advertising, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer.  The Company recognizes Media advertising revenue over the contractual campaign period and recognizes lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured.  Revenue recognized is limited to the lesser of actual delivery or on a straight line basis. The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).

Advertising Expenses

The Company expenses advertising costs as incurred.  Total advertising expenses for continuing operations were $4.8 million, $4.1 million, and $2.8 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 respectively. During the years ended December 31, 2011, December 31, 2010 and December 31, 2009 the Company's e-Commerce business segment incurred advertising expense of $0.9 million, $0.7 million and $0.1 million with a customer of its Media business segment.

Software Development Costs

Costs related to the planning and post-implementation phases of internal use software products are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life as charges to cost of revenue.

Computation of Per Share Amounts

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.  Diluted income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Common equivalent shares are anti-dilutive when their conversion would increase earnings or decrease loss per share.  Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.  For the years ended December 31, 2011, December 31, 2010, and December 31, 2009 the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities are anti-dilutive.

The Company considers employee equity share options, non-vested shares, and similar equity instruments as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period.  Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that is not yet recognized are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$(1,190)	$(4,200)	$(14,021)
Loss from discontinued operations	—	(248)	—
Net income (loss)	(1,190)	(4,448)	(14,021)
Weighted average shares - basic	6,319	6,073	6,080
Effect of dilutive potential common shares	—	—	—
Weighted average shares - diluted	$6,319	$6,073	$6,080
Income (loss) per share from continuing operations:
Basic	$(0.19)	$(0.69)	$(2.31)
Diluted	(0.19)	(0.69)	(2.31)
Loss per share from discontinued operations:
Basic	—	(0.04)	—
Diluted	—	(0.04)	—
Net income (loss) per share:
Basic	(0.19)	(0.73)	(2.31)
Diluted	$(0.19)	$(0.73)	$(2.31)

The following potential common shares have been excluded from the calculation of diluted net income (loss) per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Anti-dilutive securities:
Options to purchase common stock	192	537	610
Unvested restricted stock purchase rights	174	8	16
Total	366	545	626

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

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $0.25 million per institution. At December 31, 2011 and December 31, 2010, the Company had cash and cash equivalents in excess of the FDIC limits.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses, if any, and such losses have been within management’s expectations.  As of December 31, 2011 and December 31, 2009, an advertising agency accounted for 16% and 10.5% of gross account receivable respectively. At December 31, 2010, no one advertising agency represented more than 10% of gross accounts receivables.

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009 respectively, no one customer represented 10% or greater of net revenue.

3.      Balance Sheet Components

Other Long-Term Assets

Other Long Term Assets consisted of the following (in thousands):

	December 31,
	2011	2010
Non marketable equity investment (1)	$1,979	$1,979
Goodwill	1,675	1,675
Note receivable	—	711
Intangible assets, net	101	164
Other	334	454
Other long-term assets	$4,089	$4,983

(1) The non-marketable equity investment represents a preferred stock investment in a private technology company, CollabNet accounted for on the cost method.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued employee compensation and benefits	$2,175	$2,252
Other accrued liabilities	1,234	1,339
Accrued liabilities and other	$3,409	$3,591

4.      Restructuring Costs

In October 2007, we relocated our corporate headquarters to Mountain View, California. During fiscal year 2008, which ended on July 31, 2008 under our prior fiscal calendar, we recorded a restructuring charge of $2.2 million for the remaining facility space and leasehold improvements at our former corporate headquarters located in Fremont, California. At December 31, 2011 and December 31, 2010 all restructuring liabilities have been settled and no restructuring liabilities remain.

Below is a summary of the restructuring charges, net (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash provision:
Facilities charges	$—	$(27)	$(62)
Cash proceeds from sales of furniture	—	(74)
	$—	$(101)	$(62)

Below is a summary of the changes to the restructuring liability (in thousands):

	Balance at Beginning of Period	Other	Restructuring Charges	Cash payments	Balance at End of Period
For the year ended December 31, 2009	$4,116	$65	$(62)	$(2,881)	$1,238
For the year ended December 31, 2010	$1,238	$4	$(101)	$(1,141)	$—
For the year ended December 31, 2011	$—	$—	$—	$—	$—

5.      Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through 2014.  Future minimum lease payments under non-cancelable operating leases, net of sublease income, as of December 31, 2011 are as follows (in thousands):

	Gross Operating Leases	Sublease Income	Net Operating Leases
2012	$1,063	$(603)	$460
2013	367	—	367
2014	255	—	255
Total minimum lease obligations	$1,685	$(603)	$1,082

Gross rent expense for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 was approximately $1.3, $1.3 million, $1.0 million respectively.  This rent expense was offset by sublease income of $0.6 million, $0.2 million, $0.1 million for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 respectively.

6.      Litigation

In January 2001, the Company, two of its former officers, and Credit Suisse First Boston, the lead underwriter in the Company's initial public offering ("IPO"), were named as defendants in a shareholder lawsuit filed in the U.S. District Court for the Southern District of New York, later consolidated and captioned In re VA Software Corp. Initial Public Offering Securities Litigation, 01-CV-0242.  The plaintiffs' class action suit seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock from the time of the Company's initial public offering in December 1999 through December 2000. On January 9, 2012, the matter was withdrawn with prejudice by the Plaintiffs.
On October 3, 2007, a purported Geeknet (formerly SourceForge, Inc.) shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in the U.S. District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant and no recovery is sought from the Company.  Between October 2 and October 12, 2007, the plaintiff filed approximately 53 other similar cases against other defendants.  On March 12, 2009, the district court granted without prejudice the motion to dismiss filed by 30 of the issuer defendants, and granted with prejudice the motion to dismiss filed by all of the underwriter defendants, which resulted in the dismissal of the complaint filed against the Company.  The plaintiff timely appealed the dismissal to the United States Court of Appeals for the Ninth Circuit.

By opinion dated December 3, 2010, the Ninth Circuit affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice.  The court also reversed the dismissal of the suits against the underwriter defendants, and the remaining 24 issuer defendants, including the Company, but is allowing those issuer defendants to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit.  Both sides filed petitions for writs of certiorari to the United States Supreme Court, which denied plaintiff's writ, but granted the underwriters' writ.  Oral argument was held before the U.S. Supreme Court on November 29, 2011.  A decision is expected during this term of court, which extends from October 2011-June 2012.  If the Court reverses the 9th Circuit the case will be concluded.  If the court affirms the 9th Circuit the case will be remanded to the District Court for further proceedings.
The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At December 31, 2011, no liability was recorded for outstanding matters.

7.      Retirement Savings Plan

The Company maintains an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of the Company.  The plan provides for tax deferred salary deductions and after-tax employee contributions.  Contributions include employee salary deferral contributions and beginning in 2012, matching employer contributions.  Prior to 2012, there have been no employer discretionary contributions.

8.      Common Stock and Stock Compensation

Stock Repurchase Program
In February 2011, the Company announced an "odd lot" share repurchase program under which the Board of Directors approved the repurchase of up to $1.0 million of the Company's common stock through March 18, 2011. Under this program, the Company repurchased approximately 5,000 shares of common stock at a weighted average price of 26.01 per share for aggregate purchase price of approximately $127,000.

Stock Option Plans
In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are canceled.  In May 2011, the Company's stockholders added 200,000 shares of common stock to the Plan. At December 31, 2011, after consideration of options outstanding in the table below, a total of 270,479 shares of common stock were available for issuance under the 2007 Plan.  The 2007 Plan provides that each share award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

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

As of December 31, 2011, the Company had reserved shares of its common stock for future issuance as follows:

1998 Stock Option Plan and Assumed Plans	35,726
1999 Director Option Plan	10,000
2007 Equity Plan	366,000
411,726

The following table summarizes option activities from December 31, 2008 through December 31, 2011:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of December 31, 2008	865,082	$29.10
Granted	187,905	$12.10
Exercised	(20,519)	$12.60
Canceled	(306,747)	$39.20
Outstanding as of December 31, 2009	725,721	$20.88
Granted	305,469	$15.32
Exercised	(230,723)	$8.51
Canceled	(325,809)	$24.05
Outstanding as of December 31, 2010	474,658	$20.72
Granted	174,017	$24.34
Exercised	(73,907)	$16.34
Canceled	(163,042)	$27.19
Outstanding as of December 31, 2011	411,726	$20.47

The options outstanding and currently exercisable by exercise price at December 31, 2011 were as follows (in thousands, except years and per-share amounts):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$8.30	—	$11.90	42,722	6.70	$11.65	28,081	$11.64
12.50	—	14.00	55,134	7.46	13.53	32,049	13.54
14.20	—	14.50	15,897	6.52	14.39	10,789	14.35
14.70	—	14.70	46,000	8.26	14.70	19,166	14.70
14.90	—	19.47	45,622	7.71	17.00	18,692	16.44
20.22	—	21.09	56,267	9.70	20.71	921	20.88
21.80	—	26.40	37,179	7.21	24.73	14,104	24.80
26.60	—	26.60	42,550	9.25	26.60	—	—
26.72	—	28.50	42,700	9.19	26.80	6,812	27.24
29.66	—	52.00	27,655	4.06	$41.33	24,255	42.96
$8.30	—	$52.00	411,726	7.88	$20.47	154,869	$20.02

The total intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2011 and December 31, 2010 was $0.6 million and $3.6 million respectively. The aggregate intrinsic value in the above table is calculated as the excess of the December 31, 2011 official closing price of the Company's stock of $17.05 per share as reported by the NASDAQ Global Market over the exercise price of the shares. The weighted-average remaining contractual life of options exercisable as of December 31, 2011 was 5.90 years.  The total number of in-the-money options exercisable as of December 31, 2011 was 0.1 million.

The following table summarizes restricted stock activities from December 31, 2008 through December 31, 2011:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of December 31, 2008	86,667	$29.10
Granted	4,900	$12.14
Restricted Stock Release	(42,651)	$12.26
Restricted Stock Repurchase	(7,667)	$12.34
Outstanding as of December 31, 2009	41,249	$12.14
Granted	163,650	$25.89
Restricted Stock Release	(33,428)	$14.41
Restricted Stock Repurchase	(7,042)	$20.15
Outstanding as of December 31, 2010	164,429	$25.89
Granted	107,100	$25.63
Granted outside of Plan	312,500	$23.18
Restricted Stock Release	(55,503)	$25.17
Canceled	(140,208)	$25.94
Outstanding as of December 31, 2011	388,318	$23.65

Restricted stock includes both RSAs and RSUs.  At December 31, 2011, the Company had 388,318 outstanding RSUs, which vest over a three year period. At December 31, 2010, the Company had 156,250 outstanding RSUs, which vest over a three year period.  There were no RSUs outstanding at December 31, 2009.  There were no outstanding RSAs at December 31, 2011. At December 31, 2010 and December 31, 2009 the Company had outstanding RSAs of 8,179 and 41,249, respectively, which are included in Common Stock.  The total intrinsic value of options exercised was negligible during the years ended December 31, 2011, December 31, 2010 and December 31, 2009.  The Company issues new shares upon the exercise of options.  For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, no tax benefit was realized from exercised options.

The total fair value of options vested during the years ended December 31, 2011, December 31, 2010 and December 31, 2009 were insignificant.  As of December 31, 2011, total compensation cost not yet recognized and the weighted-average remaining term is as follows (amounts in thousands)

	Expense not yet recognized	Remaining Term(years)
Stock Options	$2,766	3.0
Restricted Stock Units	$7,037	2.4

Valuation and Expense Information

The following table summarizes stock-based compensation expense recorded (in thousands):

	For Year Ended December 31,
	2011	2010	2009
E-commerce cost of revenue	$193	$97	$79
Media cost of revenue	44	109	240
Included in cost of revenue	$237	$206	$319
Sales and marketing	$257	$458	$513
Research and development	157	298	343
General and administrative	3,004	1,291	1,476
Included in operating expenses	$3,418	$2,047	$2,332
Total share-based compensation expense	$3,656	$2,253	$2,651

In conjunction with the resignation of certain key executives in March 2011 and September 2011, the Company accelerated vesting of options to purchase 23,000 shares. In conjunction with the resignation of certain executives in August 2010 and September 2010, the Company accelerated vesting of options to purchase 88,000 shares and extended the exercise period of 29,000 options.   As a result of these modifications the Company recorded minimal additional stock-based compensation for the year ended December 31, 2011 and $0.4 million for December 31, 2010 and $1.0 million for the year ended December 31, 2009.

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

	Year Ended December 31,
	2011	2010	2009
Expected life (years)	4.36	5.6	5.82
Risk-free interest rate	1.15%	2.3%	2.8%
Volatility	74%	63%	66%
Dividend yield	None	None	None
Weighted average fair value at grant date	$13.72	$8.70	$7.40

As stock-based compensation expense is recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. Stock based compensation is recognized on a straight line basis over the vesting period.

9.      Income Taxes

The Company provides for income taxes using an asset and liability approach, where deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

Income (loss) from continuing operations before income taxes consists of the following components (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$(1,370)	$(4,391)	$(13,881)
Foreign	97	24	—
	$(1,273)	$(4,367)	$(13,881)

During the years ended December 31, 2011, December 31, 2010, December 31, 2009, the Company paid income taxes of $0 million, $0.1 million, $0.1 million respectively.

A summary of total tax expense, by classification, included in the accompanying consolidated statements of income is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$(105)	$(44)	$—
State	3	(128)	140
Foreign	19	5	—
	$(83)	$(167)	$140

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year ended December 31,
	2011	2010
Deferred tax assets:
Accruals and reserves	$3,288	$3,309
Net operating loss carryforwards	96,351	96,090
Research and development credit carryforward	3,022	3,141
Gross deferred tax asset	$102,661	$102,540
Valuation allowance	(102,661)	(102,540)
Net deferred tax asset	$—	$—

At December 31, 2011, management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Year ended December 31,
	2011	2010	2009
Tax Benefit at Federal statutory rate	34.0%	34.0%	34.0%
State, net of Federal benefit	(0.2)%	2.9%	(0.7)%
Stock compensation	1.0%	(2.9)%	(2.1)%
Research and development credit	10.3%	5.6%	1.1%
Return to Provision and True-ups	—%	3.1%	—%
Change in valuation allowance	(36.5)%	(36.6)%	(30.3)%
Other	(2.1)%	(2.5)%	(2.9)%
Benefit (Provision) for taxes	6.5%	3.6%	(0.9)%

As of December 31, 2011, the Company has approximately $280.6 million of federal net operating losses available to offset future federal taxable income, which expire at various dates beginning in 2019.   The Company also has California net operating loss carryforwards of approximately $75.9 million to offset future California taxable income, which expire at various dates beginning in 2017.  We have not recognized any benefit from these net operating loss carry-forwards and a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on limited history of the profitability and uncertainty of future profitability. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.  As of December 31, 2011 and December 31, 2010, the Company has gross Federal and California state research and development credit carryforwards of $2.8 million and $1.9 million, respectively. Additionally, net operating losses could be limited due to a change in control.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Unrecognized tax benefits at beginning of period	$1,234	$810	$718
Gross increases to current period tax positions	59	180	92
Gross increases to prior period tax positions	(101)	244	—
Unrecognized tax benefits at end of period	$1,192	$1,234	$810

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of its income tax expense. During the years ended December 31, 2011, December 31, 2010 and December 31, 2009 no interest or penalties were recognized.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There are no unrecognized tax benefits that would affect the actual tax rate at December 31, 2011, as the full valuation is recorded as deferred tax asset.

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

The fair values assigned to intangible assets acquired were based on management estimates and assumptions,

including third-party valuations that used established valuation techniques appropriate for internet domains and web sites.  The fair value of the domain name and web site was estimated by applying the cost approach.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.  Key assumptions include the estimated costs to develop the web site.  The purchase price was allocated as follows (in thousands):

Identified intangible assets	$746
Goodwill	254
$1,000

The identified intangible assets are comprised of Geek.com's domain name and had a useful life of three years.

In conjunction with the Company's decision to focus its Media web sites on the business community, the Company sold the Geek.com business to Ziff Davis, Inc. for $0.8 million on December 31, 2010.  The Company received $0.6 million in cash and $0.2 million in an escrow account with respect to certain standard representations and warranties made by the Company.  The escrow funds, net of any claims, are included in the calculation of the proceeds on sale of Geek.com due to the Company’s assessment, that no liabilities will arise under the indemnification provisions of the agreement with Ziff Davis, Inc.  The funds are returnable on demand. The sale of Geek.com has been treated as a discontinued operation in the accompanying consolidated financial statements.

Income from discontinued operations consists of direct revenue and direct expenses of Geek.com, including cost of revenue, as well as other direct and allocated costs. The loss on sale of assets includes the goodwill recorded on the acquisition of Geek.com.  A summary of the operating results of Geek.com included in discontinued operations in the accompanying condensed consolidated statements of income is as follows (in thousands):

Year Ended December 31, 2010
Revenue	$156

Loss from operations before income taxes	$(193)
Income taxes	—
Loss from operations, net of income taxes	$(193)

Loss on sale of assets, net of income taxes	$(55)

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

On September 30, 2010, the Company sold the Ohloh website, including the developed technology and related equipment required to operate the website to Black Duck Software, Inc. ("Black Duck") for consideration of $1.3 million in cash and a convertible promissory note in the principal amount of $1.3 million, bearing annual interest at 3.25 percent and due on September 30, 2013.  A portion of the cash, $0.3 million, was deposited in an escrow account to secure certain representations, warranties and covenants made by the Company to Black Duck.  As of December 31, 2011, the Company has received all of the escrow funds.  The sale of the Ohloh website, which did not meet the criteria for a discontinued operation, resulted in a $1.4 million gain, which is included in the Gain (loss) on sale of asset.

The note receivable was subordinate to existing Black Duck debt, was secured by Black Duck assets, other than those securing Black Duck's senior debt, and is convertible into common or preferred stock in the event of a future financing activity, or acquisition of Black Duck.  The Company valued the note receivable at $0.7 million using a discounted cash flow model based on interest rates of similar instruments adjusted for the credit, liquidity and security premiums on the note, and the timing and amount of expected cash flows. On September 30, 2011, Geeknet agreed to discharge the obligations of Black Duck to pay and perform the note upon payment to Geeknet by Black Duck of $0.8 million. This resulted in a $0.1 million gain, which is included in the Gain on sale of an asset. Additionally, the remaining amounts held in escrow were released in full.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the Chief Executive Officer, the Chief Financial Officer. Chief Administrative Officer and the Chief Executive Officer of the Media and e-Commerce business units.  The Company’s chief decision-making group excludes any intersegment sales and assets when evaluating the performance of the segments.  The Company’s assets and liabilities are not allocated or reviewed by the chief decision-making group for either operating segment.  The depreciation of the Company’s property, equipment and leasehold improvements are allocated based on headcount, unless specifically identified by operating segment.

(in thousands)	e-Commerce	Media	Other	Total Company
Year ended December 31, 2011
Revenue from external customers	$99,057	$20,409	$—	$119,466
Cost of revenue	$83,277	$4,906	$—	$88,183
Gross margin	$15,780	$15,503	$—	$31,283
Loss from operations	$(923)	$(339)	$—	$(1,262)
Depreciation and amortization	$1,122	$800	$—	$1,922
Year ended December 31, 2010
Revenue from external customers	$76,335	$18,284	$—	$94,619
Cost of revenue	$62,630	$6,610	$—	$69,240
Gross margin	$13,705	$11,674	$—	$25,379
Loss from operations	$733	$(5,144)	$—	$(4,411)
Depreciation and amortization	$496	$1,781	$—	$2,277
Year ended December 31, 2009
Revenue from external customers	$49,091	$16,486	$—	$65,577
Cost of revenue	$38,151	$6,953	$—	$45,104
Gross margin	$10,940	$9,533	$—	$20,473
Operating loss	$2,787	$(12,193)	$—	$(9,406)
Depreciation and amortization	$145	$2,535	$(523)	$2,157

During the time period covered by the table above, the Company marketed its e-Commerce products through its online web site and its Media products in the United States through its direct sales force.  International Media sales were marketed through representatives based in the United Kingdom, Europe, Asia and Australia.  International revenue from the e-Commerce segment comprised approximately 14%, 18%, and 17%, total e-Commerce revenue for the year ended December 31, 2011, December 31, 2010, and December 31, 2009 respectively.  International revenue for the Media segment was less than 10% of total Media revenue for all periods presented.  International revenue consists of e-Commerce shipments outside the United States of America and revenue from Media customers located outside the United States of America.

12.  Quarterly Financial Information

Quarterly Consolidated Financial Data
(Unaudited, in Thousands, except per share amounts)

The Company’s quarters end on March 31, June 30, September 30 and December 31 of each calendar year.

	For the three months ended
	March 31	June 30	September 30	December 31
Year 2011
Net revenue	$19,916	$20,070	$19,700	$59,780
Gross margin	4,936	5,402	5,093	15,852
Income (loss) from continuing operations	(2,386)	(2,141)	(2,683)	6,020
Net income (loss)	$(2,386)	$(2,141)	$(2,683)	$6,020
Net income (loss) per share from continuing operations:
Basic	$(0.38)	$(0.34)	$(0.42)	$0.95
Diluted	$(0.38)	$(0.34)	$(0.42)	$0.95
Net income (loss) per share:
Basic	$(0.38)	$(0.34)	$(0.42)	$0.95
Diluted	$(0.38)	$(0.34)	$(0.42)	$0.95
Year 2010
Net revenue	$14,679	$15,274	$14,659	$50,007
Gross margin	4,080	4,687	2,788	13,824
Income (loss) from continuing operations	(2,821)	(2,484)	(3,761)	4,866
Net income (loss)	$(2,821)	$(2,506)	$(3,850)	$4,729
Net income (loss) per share from continuing operations:
Basic	$(0.47)	$(0.41)	$(0.62)	$0.78
Diluted	$(0.47)	$(0.41)	$(0.62)	$0.77
Net income (loss) per share:
Basic	$(0.47)	$(0.41)	$(0.64)	$0.76
Diluted	$(0.47)	$(0.41)	$(0.64)	$0.75

Loss from continuing operations includes severance expense of $0.5 million during the three months ended March 31, 2011 and $0.5 million during the three months ended September 30, 2011. Loss from continuing operations includes severance expense of $0.4 million, $1.9 million and $0.3 million during the three months ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively. The three months ended September 30, 2011 and September 30, 2010 also includes a $0.1 million and $1.4 million gain on sale of assets, respectively.

The sum of basic and diluted earnings per share for the four quarters may differ from the annual basic and diluted earning per share due to the required method of computed the weighted average number of shares at interim periods.

As stock-based compensation expense is recognized in the Consolidated Statement of Operations based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. Stock based compensation is recognized on a straight line basis over the vesting period. This resulted in a reduction of stock based compensation of $0.7 million in the fourth quarter of 2011.

Our ThinkGeek business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, a substantial portion of our 2011 and 2010 e-Commerce revenue occurred in our fourth quarter, which began on October 1 and ended on December 31, for 2010 and 2011. As is typical in the retail industry, we generally experience lower e-Commerce revenue during the other quarters. Therefore, our e-Commerce revenue in a particular quarter is not necessarily indicative of future e-Commerce revenue for a subsequent quarter or our full year.

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

The reports of SJ on our financial statements for the year ended December 31, 2009 contained no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the year ended December 31, 2009, there were no disagreements with SJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of SJ would have caused SJ to make reference thereto in connection with its reports on our financial statements for such periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the  Securities Exchange Act) occurred during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal controls over financial reporting as of December 31, 2011, which is included in this Annual Report on Form 10-K.

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

Item 9B.  Other Information

The annual meeting of stockholders for 2012 is scheduled to be held on May 10, 2012.  Under our bylaws as currently in effect notices of stockholder proposals must be received no earlier than 120 days and no later than 90 days prior to the first anniversary the date of the 2011 annual meeting in order to be timely.  Accordingly, notices of stockholder proposals with respect to the 2012 annual meeting of stockholders must have been received no earlier than January 11, 2012, and no later than February 10, 2012, in order to be timely.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees And Executive Officers” in the Company’s 2011 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 10, 2012.

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

Item 11.  Executive Compensation

The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2012 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 10, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2012 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 10, 2012 .

The following table summarizes our equity compensation plans as of December 31, 2011, all of which have been approved by our stockholders:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	411,726	(1)(2)	$20.47	270,479
______________________

(1)
Includes 366,000 options outstanding under the Company’s 2007 Equity Plan, 35,726 options outstanding under the Company’s 1998 Stock Plan and 10,000 options outstanding under the Company’s 1999 Director’s Plan.

(2)	Does not include 388,318 restricted stock units outstanding under the Company's 2007 Equity Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2012 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 10, 2012 .

Item 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2012 Proxy Statement,  which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 10, 2012

PART IV
Item 15.  Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

1	All Financial Statements:

See the Consolidated Financial Statements and notes thereto in Item 8 above.

2	Schedule II — Valuation and Qualifying Accounts are filed as part of this Form 10-K.

3	Exhibits:

See the Exhibit Index.

(b)	Exhibits: We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page to this Form 10-K.

(c)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEEKNET, INC.
	By:	/s/ KENNETH G. LANGONE
Kenneth G. Langone
President and Chief Executive Officer
February 21, 2012

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

Signature	Title	Date

/s/ Kenneth G. Langone	President, Chief Executive Officer and	February 17, 2011
Kenneth G. Langone	Chairman of the Board of Directors

/s/ Kathryn K. McCarthy	Executive Vice President and Chief Financial Officer	February 21, 2011
Kathryn K. McCarthy	(principal financial officer)

/s/ Matthew C. Blank	Director	February 17, 2011
Matthew C. Blank

/s/ Thomas Coughlin	Director	February 17, 2011
Thomas Coughlin

/s/ Matt Carey	Director	February 20, 2011
Matt Carey

/s/ Peter A. Georgescu	Director	February 21, 2011
Peter A. Georgescu

/s/ Sir Ronald Hampel	Director	February 18, 2011
Sir Ronald Hampel

/s/ Frank A. Riddick, III	Director	February 21, 2011
Frank A. Riddick, III

/s/ Derek Smith	Director	February 20, 2011
Derek Smith

/s/ Michael Solomon	Director	February 21, 2011
Michael Solomon

/s/ David B. Wright	Director	February 18, 2011
David B. Wright

GEEKNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Allowance for doubtful accounts
Year Ended December 31, 2009	$—	$97	$97	$—
Year Ended December 31, 2010	—	—	—	—
Year Ended December 31, 2011	$—	$27	$—	$27

Exhibit Number		EXHIBIT INDEX

2.1(2)	—	Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant

3.2	—	Amended and Restated Bylaws of the Registrant

3.3(4)	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant

3.4(13)	—	Certificate of Ownership and Merger of Geeknet, Inc. with and into SourceForge, Inc., dated November 4, 2009

3.5(14)	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

3.6	—	Amendment to the Amended and Restated Bylaws of the Registrant dated February 9, 2010

3.7(16)	—	Amendment to the Amended and Restated Bylaws of the Registrant dated August 20, 2010

4.1(1)	—	Specimen Common Stock Certificate

10.1(1) ‡	—	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2(1) ‡	—	1998 Stock Plan and forms of agreement thereunder

10.4(1) ‡	—	1999 Director Option Plan

10.11(5)	—	Mountain View City Center Net Office Lease by and between the Registrant and Eagle Square Partners dated July 14, 2007

10.14(6) ‡	—	2007 Equity Incentive Plan

10.15(7) ‡	—	2007 Equity Incentive Plan Award Agreements

10.16(8) ‡	—	Separation Agreement and Release by and between Ali Jenab and the Registrant dated June 9, 2008

10.17(9) ‡	—	Consulting Agreement by and between Ali Jenab and the Registrant dated as of June 9, 2008

10.19(10) ‡	—	Offer Letter dated December 3, 2008 by and between the Registrant and Scott L. Kauffman

10.20(11) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Patricia S. Morris

10.21(12) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Caroline Offutt

10.23(15) ‡	—	Employment Agreement, effective as of December 16, 2010, by and between the Company and Kathryn McCarthy

10.24(17)	—	Office Lease Agreement between PS Business Parks, L.P. and ThinkGeek, Inc., dated June 26, 2009

10.25(18) ‡	—	Restricted Stock Award Agreement between the Registrant and Kathryn McCarthy, dated December 30, 2010
10.26 (19)	—	Employment Agreement, dated September 6, 2011, by and between the Company and Colon Washburn

10.27 (20)	—	Separation Agreement and Release, dated September 7, 2011, by and between the Company and Caroline Offutt

23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	—	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (see signature page)

31. 1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
_______________________
‡    Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the corresponding exhibit of Registrant’s form S-1 and the amendment thereto (Commission registration no. 333-88687).

(2)	Incorporated by reference from Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the period ended June 28, 2000 filed on October 26, 2000 (Commission file number 000-28369).

(3)	Incorporated by reference from Exhibit 2.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2006 filed on April 10, 2006 (Commission file number 000-28369).

(4)	Incorporated by reference from Exhibit 3.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2001 filed on December 7, 2001 (Commission file number 000-28369).

(5)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2007.

(6)	Incorporated by reference from Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369).

(7)	Incorporated by reference from Exhibits 10.1 through 10.4 of Registrant’s Current Report on Form 8-K filed on December 31, 2007.

(8)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(10)	Incorporated by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 4, 2008.

(11)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2009.

(12)	Incorporated by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2009.

(13)	Incorporated by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on November 4, 2009.

(14)	Incorporated by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 4, 2009.

(15)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 20, 2010.

(16)	Incorporated by reference from Exhibit 3.2 of Registrant’s Current Report on Form 10-Q filed on November 8, 2010 (Commission file number 000-28369).

(17)	Incorporated by reference from Exhibit 23.1 of Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369).

(18)
Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 file on January 3, 2011 Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369).

(19)	Incorporated by reference from Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed September 8, 2011

(20)	Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 8, 2011