Form 10-K/A
period 2011-12-31
Geeknet, Inc
filed 2012-03-20
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the fiscal year ended December 31, 2011		For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11216 Waples Mill Rd., Suite 100, Fairfax, VA 22030
(Address, including zip code, of principal executive offices)

(877) 433-5638
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)
(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No x

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No x

As of February 16, 2012, there were 6,382,306 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $106 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders which will be held on May 10, 2012, and which will be filed pursuant to Regulation 14A within 120 days after the registrant's year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Geeknet, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2012, is being filed for the sole purposes of (1) amending the Exhibit Index contained in Item 15 of Part IV to (i) include reference to the eXtensible Business Reporting Language (“XBRL”) interactive data files, which were filed along with the Original Form 10-K, (ii) add references to certain management contracts previously filed by the Company and (iii) remove certain superseded exhibits and correct typographical errors, and (2) filing an amended certification of the Company's Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error that appeared in the certification filed with the Original Form 10-K, which inadvertently referred to an incorrect date.

This Amendment No. 1 should be read in conjunction with the Original Form 10-K. Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K (i.e., those events occurring after February 22, 2012) or modify or update those disclosures that may be affected by subsequent events.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)    The following documents are filed as part of this report:

1.	All Financial Statements:

See the Consolidated Financial Statements and notes thereto in Item 8 above.

2.	Schedule II - Valuation and Qualifying Accounts are filed as part of this Form 10-K.

3.	Exhibits:

See the Exhibit Index.

(b)	Exhibits: We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page to this Form 10-K.

(c)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEEKNET, INC.
By:
/s/ Kenneth G. Langone President and Chief Executive Officer
March 19, 2012

GEEKNET, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Allowance for doubtful accounts
Year Ended December 31, 2009	$—	$97	$97	$—
Year Ended December 31, 2010	—	—	—	—
Year Ended December 31, 2011	$—	$27	$—	$27

Exhibit Number		EXHIBIT INDEX

2/1/2001	—	Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007
3/1/2002	—	Amended and Restated Certificate of Incorporation of the Company
3/2/2003	—	Amended and Restated Bylaws of the Company
4/1/2004	—	Specimen Common Stock Certificate
10.1(4) ‡	—	Form of Indemnification Agreement between the Company and each of its directors and officers
10.2(4) ‡	—	1998 Stock Plan and forms of agreement thereunder
10.3(4) ‡	—	1999 Director Option Plan
10/4/2005	—	Mountain View City Center Net Office Lease by and between the Company and Eagle Square Partners dated July 14, 2007
10.5(6) ‡	—	2007 Equity Incentive Plan
10.6(7) ‡	—	2007 Equity Incentive Plan Award Agreements
10.7(8) ‡	—	Separation Agreement and Release by and between Ali Jenab and the Company dated June 9, 2008
10.8(9) ‡	—	Consulting Agreement by and between Ali Jenab and the Company dated as of June 9, 2008
10.9(10) ‡	—	Employment Agreement, dated December 3, 2008, by and between the Company and Scott L. Kauffman
10.10(11) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Patricia S. Morris
10.11(12) ‡	—	Restated Employment Agreement, dated April 9, 2009, by and between the Company and Caroline Offutt
10.12(13) ‡	—	Employment Agreement, effective as of December 16, 2010, by and between the Company and Kathryn McCarthy
10/13/2014	—	Office Lease Agreement between PS Business Parks, L.P. and ThinkGeek, Inc., dated June 26, 2009
10.14(15) ‡	—	Restricted Stock Award Agreement between the Registrant and Kathryn McCarthy, dated December 30, 2010
10.15(16) ‡	—	Employment Agreement, dated April 20, 2011, by and between the Company and Carol DiBattiste
10.16(17) ‡	—	Employment Agreement, dated April 20, 2011, by and between the Company and Jeffrey Drobick
10.19(18) ‡	—	Employment Agreement, dated September 6, 2011, by and between the Company and Colon Washburn
10.20(19) ‡	—	Separation Agreement and Release, dated September 7, 2011, by and between the Company and Caroline Offutt
23.1*	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2*	—	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
24.1*	—	Power of Attorney
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101*	—
The following financial information from Geeknet, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012, formatted in XBRL: (i) consolidated income statements for the fiscal periods ended December 31, 2011, 2010 and 2009, (ii) consolidated balance sheets at December 31, 2011 and 2010, (iii) consolidated cash flow statements for the fiscal periods ended December 31, 2011, 2010 and 2009 (iv) the notes to consolidated financial statements.

_______________________
‡    Denotes a management contract or compensatory plan or arrangement.
* Previously filed with the Original Form 10-K.

(1)	Incorporated by reference from Exhibit 2.1 of Registrant's Current Report on Form 8-K filed on April 25, 2007.
(2)	Incorporated by reference from Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed August 12, 2011.
(3)	Incorporated by reference from Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed August 12, 2011.
(4)	Incorporated by reference to the corresponding exhibit of Registrant's form S-1 and the amendment thereto (Commission file number 333-88687).
(5)	Incorporated by reference from Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 18, 2007.
(6)	Incorporated by reference from Appendix A of Registrant's Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369).
(7)	Incorporated by reference from Exhibits 10.1 through 10.4 of Registrant's Current Report on Form 8-K filed on December 31, 2007.
(8)	Incorporated by reference from Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 10, 2008.
(9)	Incorporated by reference from Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on June 10, 2008.
(10)	Incorporated by reference from Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on December 4, 2008.
(11)	Incorporated by reference from Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 9, 2009.
(12)	Incorporated by reference from Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on April 9, 2009.
(13)	Incorporated by reference from Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on December 20, 2010.
(14)	Incorporated by reference from Exhibit 10.23 of Registrant's Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369).
(15)	Incorporated by reference from Exhibit 4.1 of Registrant's Registration Statement on Form S-8 filed on January 3, 2011 (Commission file number 333-171522).
(16)	Incorporated by reference from Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 6, 2011 (Commission file number 000-28369).
(17)	Incorporated by reference from Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 6, 2011 (Commission file number 000-28369).
(18)	Incorporated by reference from Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed September 8, 2011.
(19)	Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 8, 2011.

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
I, Kenneth G. Langone, certify that:

1.	I have reviewed this annual report on Form 10-K of Geeknet, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 19, 2012
/s/ Kenneth G. Langone
Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
I, Kathryn McCarthy, certify that:

1.	I have reviewed this annual report on Form 10-K of Geeknet, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
March 19, 2012
/s/ Kathryn K. McCarthy
Executive Vice President and
Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Kenneth G. Langone, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Geeknet, Inc. on Form 10-K for the year ended December 31, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Geeknet, Inc.
March 19, 2012    By:
Name:    /s/ Kenneth G. Langone
Title:    Chief Executive Officer and President

EXHIBIT 32.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Kathryn McCarthy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Geeknet, Inc. on Form 10-K for the year ended December 31, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Geeknet, Inc.
March 19, 2012                    By:
Name:    /s/ Kathryn K. McCarthy
Title:    Executive Vice President and Chief
Financial Officer