Form 10-Q
period 2012-03-31
Geeknet, Inc
filed 2012-05-04
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended March 31, 2012			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,419,975 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2012.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$32,546	$36,910
Accounts receivable, net of allowance of $256 and $27 as of March 31, 2012 and December 31, 2011, respectively	4,860	6,264
Inventories, net	9,584	8,935
Prepaid expenses and other current assets	3,183	2,377
Total current assets	50,173	54,486
Property and equipment, net	5,745	5,717
Other long-term assets	4,028	4,089
Total assets	$59,946	$64,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,911	$6,327
Deferred revenue	3,090	3,500
Accrued liabilities and other	1,781	3,409
Total current liabilities	9,782	13,236
Other long-term liabilities	75	71
Total liabilities	9,857	13,307
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,527 and 6,473 shares, as of March 31, 2012 and December 31, 2011, respectively; outstanding — 6,402 and 6,361 shares as of March 31, 2012 and December 31, 2011, respectively	7	7
Treasury stock	(1,182)	(978)
Additional paid-in capital	809,274	807,829
Accumulated other comprehensive income	(17)	(1)
Accumulated deficit	(757,993)	(755,872)
Total stockholders’ equity	50,089	50,985
Total liabilities and stockholders’ equity	$59,946	$64,292

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue:
e-Commerce revenue	$17,510	$15,205
Media revenue	4,753	4,711
Total net revenue	22,263	19,916
Cost of revenue:
e-Commerce cost of revenue	14,943	13,634
Media cost of revenue	1,000	1,346
Total cost of revenue	15,943	14,980
Gross margin	6,320	4,936
Operating expenses:
Sales and marketing	3,200	3,368
Research and development	1,890	977
General and administrative	3,300	2,972
Amortization of intangible assets	22	20
Total operating expenses	8,412	7,337
Loss from operations	(2,092)	(2,401)
Interest and other income (expense), net	(16)	(8)
Loss before income taxes	(2,108)	(2,409)
Provision (benefit) for income taxes	13	(23)
Net loss	$(2,121)	$(2,386)
Net loss per share:
Basic and diluted	$(0.33)	$(0.38)
Shares used in per share calculations:
Basic and diluted	6,385	6,276

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011

Net Loss	$(2,121)	$(2,386)
Other comprehensive loss:
Foreign currency translation loss	(16)	(1)
Comprehensive loss	$(2,137)	$(2,387)

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,121)	$(2,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	541
Stock-based compensation expense	1,300	729
Provision for bad debts	235	3
Provision for excess and obsolete inventory	86	26
Provision for returns	80	306
Accounts receivable	1,170	(326)
Inventories	(735)	2,218
Prepaid expenses and other assets	(767)	(149)
Accounts payable	(1,416)	(9,253)
Deferred revenue	(410)	(48)
Accrued liabilities and other	(1,708)	(1,663)
Other long-term liabilities	4	32
Net cash used in operating activities	(3,769)	(9,970)
Cash flows from investing activities:
Purchase of property and equipment	(520)	(229)
Proceeds from sales of intangible assets, net	—	65
Net cash used in investing activities	(520)	(164)
Cash flows from financing activities:
Proceeds from issuance of common stock	145	522
Repurchase of stock	(204)	(110)
Net cash (used in) provided by financing activities	(59)	412
Effect of exchange rates on cash and cash equivalents	(16)	(1)
Net decrease in cash and cash equivalents	(4,364)	(9,723)
Cash and cash equivalents, beginning of year	36,910	35,333
Cash and cash equivalents, end of period	$32,546	$25,610

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

Overview

Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. The Company's e-Commerce segment, consisting solely of ThinkGeek, Inc., sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek web site. Geeknet's audience of technology professionals and technology enthusiasts relies on the Company's web sites - SourceForge and Freecode - to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. This is due in part to our ThinkGeek business which is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, its results of operations for the three months ended March 31, 2012 and March 31, 2011 and its cash flows for the three months ended March 31, 2012 and March 31, 2011 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current period's presentation. Included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011, there was $65 thousand included as net cash provided by prepaid expenses and other assets included in operating activities that is now included as proceeds from sales of intangible assets, net in investing activities. This amount relates to a payment in escrow for the sale of Ohloh website, including the developed technology and related equipment, to a third party.

2.      Summary of Significant Accounting Policies:

Use of Estimates in Preparation of Consolidated Financial Statements

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the quarter ended March 31, 2012.

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

Revenue Recognition

The Company recognizes revenue as follows:

e-Commerce Revenue

e-Commerce revenue is derived from the online sale of consumer goods. The Company recognizes e-Commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded is estimated because of e-Commerce's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders, placed at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of March 31, 2012 and December 31, 2011, $0.6 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

e-Commerce also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at March 31, 2012 and December 31, 2011 relating to gift certificates was $0.6 million and $0.7 million, respectively.

Media Revenue

Media revenue is derived primarily from advertising on the Company’s various web sites or from lead generation information provided to the customer. Advertisements include various forms of rich media and banner advertising, video, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer. The Company recognizes Media advertising revenue over the contractual campaign period and recognizes lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Revenue recognized is limited to the lesser of actual delivery or on a straight line basis. The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).  The Company defers Media advertising revenue for contracts where the Company has been compensated on certain performance criteria until the Company completes the contractually specified performance. Deferred revenue for the Media segment was $1.9 million and $1.8 million as of March 31, 2012 and December 31, 2011, respectively.

Adopted Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the current option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The revised guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The Company adopted this standard on January 1, 2012. The adoption of this standard only impacts the presentation of the Company’s consolidated financial statements.

In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted this standard on January 1, 2012. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that amends previous guidance for goodwill intangibles that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted this standard on January 1, 2012. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

3.      Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Computer and office equipment (useful lives of 2 to 4 years)	$5,323	$5,143
Distribution equipment (useful life of 5 years)	5,592	5,394
Furniture and fixtures (useful lives of 2 to 4 years)	347	347
Leasehold improvements (useful lives of lesser of estimated life or lease term)	365	365
Software (useful lives of 2 to 5 years)	825	700
Total property and equipment	12,452	11,949
Less: Accumulated depreciation and amortization	(6,707)	(6,232)
Property and equipment, net	$5,745	$5,717

Depreciation and amortization expense for property and equipment was $0.5 million for each of the three month periods ended March 31, 2012 and March 31, 2011.

Non-marketable equity investments

As of March 31, 2012 and December 31, 2011, the Company owned approximately 9% of the outstanding capital stock of CollabNet, Inc. (“CollabNet”), which consist of shares of CollabNet’s Series C-1 preferred stock. This investment was accounted for under the cost method as the Company holds less than 20% of the voting stock of CollabNet and did not otherwise exercise significant influence over CollabNet. The carrying value of the investment was $2.0 million at March 31, 2012 and December 31, 2011. The Company agreed to sell this investment during the second quarter of 2012, see Note 9. Subsequent Events for additional information.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Accrued employee compensation and benefits	$1,150	$2,175
Other accrued liabilities	631	1,234
Accrued liabilities and other	$1,781	$3,409

4.     Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds which is measured and recorded at fair value on a recurring basis at each reporting period using Level 1 inputs. The following tables show the fair value of the amounts held in money market funds at each reporting period (in thousands).

	March 31, 2012
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,264	$—	$—	$18,264

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,263	$—	$—	$18,263

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three months ended March 31, 2012 and March 31, 2011, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.
Employee stock options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011

Net loss	$(2,121)	$(2,386)
Net loss per share:
Basic and diluted	$(0.33)	$(0.38)

Weighted average shares - basic and diluted	6,385	6,276

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Anti-dilutive securities:
Options to purchase common stock	321	233
Unvested restricted stock purchase rights	225	158
Total	546	391

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are canceled.  In May 2011, the Company's stockholders approved the addition of 200,000 shares of common stock available for issuance under the 2007 Plan. At March 31, 2012, a total of 260,034 shares of common stock were available for issuance under the 2007 Plan.

The 2007 Plan provides that each stock award granted with an exercise price less than the fair market value on the date of grant will be counted as two shares towards the shares reserved and each such share award forfeited or repurchased by the Company will increase the shares reserved by two shares.

Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock on the date of grant.  All vested stock options under the 2007 Plan may be exercised at any time within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest as determined by the Board of Directors.  The Company’s policy is to issue new shares upon exercise of options, granting of Restricted Stock Awards ("RSA") or vesting of Restricted Stock Units ("RSU") under the 2007 Plan.

Stock Options

The following table summarizes option activities from December 31, 2011 through March 31, 2012:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	411,726	$20.47
Granted	—	—
Exercised	(11,308)	$12.84
Canceled	(66,449)	$21.97
Outstanding as of March 31, 2012	333,969	$20.43	7.5	$152
Vested or expected to vest at March 31, 2012	310,309	$20.25	7.3	$150
Exercisable at March 31, 2012	153,978	$19.51	5.8	$100

  The total intrinsic value of options exercised for the three months ended March 31, 2012 and March 31, 2011 was less than $0.1 million and $0.3 million, respectively. The Company issues new shares upon the exercise of options. The weighted average grant date fair value for the three months ended March 31, 2011 was $13.70. There were no stock options granted during the three months ended March 31, 2012.  For the three months ended March 31, 2012 and March 31, 2011, no tax benefit was realized from exercised options.

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

	Three Months Ended March 31, 2012 (1)	Three Months Ended March 31, 2011
Expected life (years)	—	4.29
Risk-free interest rate	—%	1.8%
Volatility	—%	65%
Dividend yield	—	—

(1) There were no stock options granted during the three months ended March 31, 2012.

Restricted Stock

Outstanding restricted stock units granted to employees vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2011 through March 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2011	388,318	$23.65
Granted	38,929	$17.08
Restricted Stock Release	(39,991)	$16.78
Canceled	(482)	$14.51
Outstanding as of March 31, 2012	386,774	$22.94

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2012	2011
e-Commerce cost of revenue	$107	$23
Media cost of revenue	20	21
Included in cost of revenue	127	44

Sales and marketing	$93	$63
Research and development	16	16
General and administrative	1,064	606
Included in operating expenses	1,173	685
Total stock-based compensation expense	$1,300	$729

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods, if necessary.

 As of March 31, 2012, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$1,675	2.8
Restricted Stock Units	$5,336	2.0

7.  Segment Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  e-Commerce and Media.

The Company’s e-Commerce segment provides online sales of a variety of retail products of interest to technology professionals, technology enthusiasts and general consumers and the Media segment consists of web sites serving these communities.  The Company’s web sites that comprise the Media segment include: SourceForge, Slashdot and Freecode.

The operating segments are identified as components of the Company for which separate discrete financial information is available and regularly reviewed by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group is the Office of the Chief Executive Officer which includes the Chief Executive Officer, the Chief Financial Officer, Chief Administrative Officer and the Chief Executive Officers of the e-Commerce and Media business units.

(in thousands)	e-Commerce	Media	Total Company
Three Months Ended March 31, 2012
Net revenue	$17,510	$4,753	$22,263
Cost of revenue	14,943	1,000	15,943
Gross margin	$2,567	$3,753	$6,320

Loss from operations	$(1,218)	$(874)	$(2,092)
Three Months Ended March 31, 2011
Net revenue	$15,205	$4,711	$19,916
Cost of revenue	13,634	1,346	14,980
Gross margin	$1,571	$3,365	$4,936

Loss from operations	$(1,738)	$(663)	$(2,401)

The Company markets its e-Commerce products through its ThinkGeek online web site and its Media products in the United States through its direct sales force.  International Media sales are marketed through our sales offices in Europe and representatives based in Asia and Australia.

8.      Commitments and Contingencies

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
On October 3, 2007, a purported Geeknet (formerly SourceForge, Inc.) shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-1583, in the U.S. District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant and no recovery is sought from the Company.  Between October 2 and October 12, 2007, the plaintiff filed approximately 53 other similar cases against other defendants.  On March 12, 2009, the district court granted without prejudice the motion to dismiss filed by 30 of the issuer defendants, and granted with prejudice the motion to dismiss filed by all of the underwriter defendants, which resulted in the dismissal of the complaint filed against the Company on the grounds the claims were barred by applicable statute of limitations.  The plaintiff timely appealed the dismissal to the United States Court of Appeals for the Ninth Circuit.  By opinion dated December 3, 2010, the Ninth Circuit affirmed the dismissal of the suits against the 30 moving issuer defendants on the grounds that the demand letters sent to those issuers were inadequate under Delaware law, and converted the dismissals from without prejudice to with prejudice.  The court also reversed the dismissal of the suits against the underwriter defendants, and the remaining 24 issuer defendants, including the Company, but is allowing those issuer defendants to challenge the adequacy of the demand letters that the plaintiff sent to the issuers before filing suit.  Both sides filed petitions for writs of certiorari to the United States Supreme Court and on March 26, 2012, the Supreme Court vacated and remanded the Ninth Circuit decision, which will now decide the matter on its merits whether equitable tolling of the statute of limitations would be appropriate based the facts pleaded, or remand to the District Court for additional fact finding.
The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At March 31, 2012 and December 31, 2011, no liability was recorded for outstanding matters.

9.     Subsequent Events

On April 5, 2012, the Company sold its Series C-1 preferred stock investment in CollabNet, Inc. to a third party for $6.0 million. The Company recorded the investment using the cost method. The carrying value of the investment at the time of the sale was $2.0 million and as such, a gain of $4.0 million will be recognized during the second quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in our Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2012 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are an online network for the global geek community, which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. Our web sites include: ThinkGeek, SourceForge, Slashdot, and Freecode. We provide our audiences and customers with content, culture, connections and commerce.

Our business consists of two operating segments: e-Commerce and Media. Our e-commerce segment sells technology-themed retail products for technology enthusiasts through our ThinkGeek web site. We offer a broader range of unique products in a single web property than are available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative products developed in-house ("GeekLabs"). Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content. Our audience of technology professionals and enthusiasts relies on our web properties, SourceForge, Slashdot, and Freecode, to create, improve, compare and distribute Open Source software and to research, debate and discuss current issues relating to the technology marketplace. We currently have 54 full-time equivalent employees at e-Commerce and 56 full-time equivalent employees at Media.

ThinkGeek's business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our GeekLabs products we develop, and by increasing traffic to our site and customer conversion. We attract traffic to our sites using a variety of traditional online and direct retail marketing channels including paid search, and e-mail to our customers and followers. We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness and also to communicate with our customers.

Our ThinkGeek business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season. In the past several years, a substantial portion of ThinkGeek revenue has occurred in the fourth quarter ending December 31. As is typical in the retail industry, we generally experience lower monthly revenue during the first nine months of the year.

In 2010, we changed our warehouse provider to Exel, Inc. and invested in modern automated distribution equipment in Lockbourne, Ohio. This has allowed us to continue to develop our distribution capabilities and provide a high level of service to our customers.

We currently use the following key metrics to measure our e-Commerce business:

	Three Months Ended March 31,
	2012	2011
Unique visitors (in thousands) (1)	18,497	13,614
Number of orders received (in thousands) (2)	307	269
Conversion rate	1.66%	1.98%
Average order value received	$57	$59

Number of orders shipped (in thousands) (3)	318	285
Average order value shipped	$55	$53

(1)
Unique visitors is the total of unique visitors for the e-Commerce site during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our website to help us determine the effectiveness of our online marketing efforts.

(2)
The number of orders received represents all orders placed on the ThinkGeek website from January 1, 2012 to March 31, 2012. Orders placed at the end of the fourth quarter of 2011 that was subsequently recognized as revenue during the first quarter of 2012 are not included. Orders placed at the end of the first quarter of 2012 that have not yet been delivered and therefore not recognized as revenue in the first quarter, are included.

(3)	The number of orders shipped represents all orders associated with the amount of revenue recognized for e-Commerce for the period presented.

Our Media segment is a social media destination for millions of influential technology professionals and enthusiasts. Our strategy targets business-to-business technology companies and their advertising agencies with the goal of increasing revenue per page.  We provide a variety of lead generation programs directly to our customers.  We believe that customers value lead generation programs and that these programs will have the potential to constitute a growing source of future revenue.  We are focused on increasing international traffic to our Media websites and have developed and implemented strategies to increase international revenue. We now have an established sales force based in Europe. We also have executed agreements with representatives in Australia and Asia to market and sell our Media advertising products.

We continue to invest and improve our web properties SourceForge, Slashdot, and Freecode. Last year we launched an open source version of our platform for developers of Open Source projects, named Allura.  This includes source code repositories, bug reports, discussions, mailing lists, wiki pages and blogs.  It demonstrates our commitment to the Open Source community. Last year we also improved the SourceForge directory and made it easier to find open source software.  The redesigned directory includes a new browse experience, better project summary page, reviews and ratings, and improved search results.  We also launched a new mirror directory, enabling an expanded catalog with projects that may not be developed on SourceForge.  This will help users see a greater selection of software to choose from when searching for applications.  On our Slashdot web site we made several enhancements which improved the user experience, site performance and scalability and we recently launched SlashdotTV which offers video content, generated by us, for technology professionals and IT decision makers that frequent the Slashdot web site. On our Freecode web site, formerly named freshmeat, we completed a site re-brand.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended March 31,
	2012	2011
Unique visitors (in thousands) (1)	45,629	49,431
Visits per unique visitor per month	1.5	1.6
Visits per month (in thousands) (2)	70,570	79,597
Pages per visit	2.1	2.1
Page views per month (in thousands) (2)	151,266	170,429
Revenue per thousand pages (RPM)	$10.47	$9.21
Revenue per user (RPU) (3)	$0.42	$0.38

(1)
Unique visitors is the monthly average of unique visitors for all of our Media web sites during the periods presented. This data is accumulated monthly and can include the same unique visitor in different months or can include the same user that may have visited from a different device or platform. In the third quarter of 2011, we made changes to our web sites that affect the way we account for some of the metric data shown in the table above, and may result in the number of Unique Visitors, Visits per Unique Visitor and Visits per Month to decrease while Pages per Visit may increase. This change will not affect Page Views per Month.

(2)	Per month amounts are the average calculated as the total amount for the period divided by the months in the period.

(3)	RPU is an annualized amount based on revenue and unique users during the period presented.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, inventories, the assessment of impairment of goodwill and long-lived assets, stock-based compensation and contingencies and litigation.

Revenue Recognition

The Company recognizes revenue as follows:

e-Commerce Revenue

e-Commerce revenue is derived from the online sale of consumer goods. We recognize e-Commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded is estimated because of e-Commerce's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders, placed at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of March 31, 2012 and December 31, 2011, $0.6 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

e-Commerce also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at March 31, 2012 and December 31, 2011 relating to gift certificates was $0.6 million and $0.7 million, respectively.

e-Commerce reserves an amount for estimated returns at the end of each reporting period. We generally give customers a 90-day right to return products. These estimates are based on historical trends of amounts returned per revenue for a period. Reserves for returns at March 31, 2012 and December 31, 2011 were $0.1 million and $0.7 million, respectively. This decrease was due to the seasonality effect from Christmas sales occurring at year end.

Media Revenue

Media revenue is derived primarily from advertising on our various web sites or from lead generation information provided to the customer. Advertisements include various forms of rich media and banner advertising, video, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer. We recognize Media advertising revenue over the contractual campaign period and recognize lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Revenue recognized is limited to the lesser of actual delivery or on a straight line basis. Our obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s web sites).  We defer Media advertising revenue for contracts where we have been compensated on certain performance criteria until we complete the contractually specified performance. Deferred revenue for the Media segment was $1.9 million and $1.8 million as of March 31, 2012 and December 31, 2011, respectively.

Inventories

Inventories related to our e-Commerce segment consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. We review inventories each quarterly and when required reduce estimated excess and obsolete inventories to their net realizable values.

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

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is December 31. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying net assets, including goodwill, to the fair value of the reporting unit. The Company has two reporting units, e-Commerce and Media. All goodwill is related the Media reporting unit. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value a second step is performed to measure the amount of the impairment loss, if any. The preparation of the goodwill impairment analysis requires us to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our business and changes in our strategy or our internal forecasts. See the Recent Accounting Pronouncements section elsewhere in this Management's Discussion and Analysis for additional information on a standard update related to goodwill testing that was adopted January 1, 2012.

Stock-Based Compensation

We measure compensation cost for stock awards at grant date fair value and recognize the expense net of estimated forfeitures for shares expected to vest over the service period of the award.

Calculating compensation expense for stock options requires the input of subjective assumptions, including the expected term of the stock option grant, stock price volatility, interest rates and the forfeiture rate. The fair value of the option grants are calculated on the date of grant using the Black-Scholes option pricing model.  The expected life is based on historical settlement patterns.  Expected volatility is based on the historical implied volatility of our stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the forfeiture rate based on historical trends of our stock-based awards that cancel.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended March 31,
	2012	2011
Consolidated Statements of Operations Data:
Net revenue:
e-Commerce revenue	78.7%	76.3%
Media revenue	21.3	23.7
Total net revenue	100.0%	100.0%
Cost of revenue:
e-Commerce cost of revenue	67.1%	68.5
Media cost of revenue	4.5	6.8
Total cost of revenue	71.6%	75.2%
Gross margin	28.4%	24.8%
Operating expenses:
Sales and marketing	14.4	16.9
Research and development	8.5	4.9
General and administrative	14.8	14.9
Amortization of intangible assets	0.1	0.1
Total operating expenses	37.8%	36.8%
Loss from operations	(9.4)	(12.1)
Interest and other income (expense), net	(0.1)	—
Loss before income taxes	(9.5)	(12.1)
Provision (benefit) for income taxes	0.1	(0.1)
Net loss	(9.6)%	(12.0)%

Net Revenue

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
e-Commerce revenue	$17,510	$15,205	15%
Media revenue	4,753	4,711	1%
Net revenue	$22,263	$19,916	12%

e-Commerce revenue increased $2.3 million during the three months ended March 31, 2012 as compared to the same period ended March 31, 2011 primarily due to a 56% increase in the number unique visitors from the prior year period which led to an increase in the number of orders. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through advertising and media coverage and further diversify our product offerings by introducing new products, including our innovative GeekLabs products, and expanding licensing partnerships. Media revenue did not change significantly during the three months ended March 31, 2012 as compared to the same period ended March 31, 2011.

Cost of Revenue / Gross Margin

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
e-Commerce cost of revenue	$14,943	$13,634	10%
Media cost of revenue	1,000	1,346	(26)%
Total cost of revenue	$15,943	$14,980	6%
Gross margin	$6,320	$4,936	28%
Gross margin %	28%	25%

e-Commerce cost of revenues increased $1.3 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to higher e-Commerce sales. Media cost of revenues decreased $0.3 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to lower personnel related expenses as a result of four fewer FTEs (full-time employee equivalents) and lower operating expenses.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
e-Commerce S&M	$1,577	$1,480	7%
Media S&M	1,623	1,888	(14)%
Total S&M	$3,200	$3,368
Percentage of total net revenue	14%	17%

e-Commerce sales and marketing expenses increased $0.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to higher personnel and related overhead expenses because of an increase of five FTEs in our sales and marketing workforce, partially offset by cost savings in credit card fees.

Media sales and marketing expenses decreased $0.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to a decrease in personnel and overhead related expenses related to a decrease of three FTEs in our Media S&M workforce.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our e-Commerce and Media websites.  We expense all of our R&D costs as they are incurred, with the exception of costs related to internally developed software, which are capitalized.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
e-Commerce R&D	$798	$372	115%
Media R&D	1,092	605	80%
Total R&D	$1,890	$977
Percentage of total net revenue	8%	5%

e-Commerce R&D expense increased $0.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to our recent focus in testing and developing our own GeekLabs innovative products. We redirected certain of our workforce and hired new employees for our internal development center, GeekLabs. Media R&D expense increased $0.5 million, primarily due to the hiring of individuals to develop and design features and enhancements on our Media web sites.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
General & Administrative	$3,300	$2,972	11%
Percentage of total net revenue	15%	15%

G&A expenses increased $0.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to an increase in bad debt expense of $0.2 million due to collectibility issues with one of our Media customers. G&A expenses also increased $0.5 million in stock-based compensation primarily related to awards granted to new executive team members, which was offset by nonrecurring severance costs of $0.5 million that occurred in the prior year period related to the relocation of the our headquarters from Mountain View, California to Fairfax, VA and the resignation of our Media Chief Executive Officer.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
Interest income	$1	$1	—%
Other income (expense), net	(17)	(9)	89%
Interest and other income (expense), net	$(16)	$(8)

Interest and other income (expense), net increased primarily due to foreign currency translation adjustments derived from international sales and transactions in our Media business.

Income Taxes

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
Provision (benefit) for income taxes	$13	$(23)	(157)%

Income tax provision consists of state income tax expense on taxable income for the three months ended March 31, 2012.  Our state income tax is based on our taxable income or loss in each jurisdiction and we may not have net operating loss carryforwards available to offset taxable income in certain states.  We provided for state income taxes in certain states based on our e-Commerce income in those states, and to the extent that our e-Commerce business unit is profitable, we may record an income tax provision, even though we generate losses on a consolidated basis.

As of December 31, 2011, we had $280.6 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates through 2030.  We also have California net operating loss carry forwards of approximately $75.9 million to offset future California taxable income, which expire at various dates beginning in 2017.  California net operating losses have currently been suspended. We have not recognized any benefit from these net operating loss carry-forwards and a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability. Additionally, net operating losses could be limited due to change in control.

e-Commerce Segment

e-Commerce Revenue

e-Commerce revenue is derived from the sale of consumer goods at retail on our website ThinkGeek, and includes shipping, net of returns and allowances. These consumer goods are typically electronics, toys, gadgets, apparel, edibles, geek-themed and other specialty or unique items. Our customers are primarily technology enthusiasts and general consumers. We sell and ship our products domestically and internationally.

	Three Months Ended March 31,
	2012	2011	% Change
Revenue (in thousands)	$17,510	$15,205	15%
Percentage of total net revenue	79%	76%

e-Commerce revenue increased $2.3 million during the three months ended March 31, 2012 as compared to the same period ended March 31, 2011 primarily due to a higher volume of unique visitors. Unique visitors during the three months ended March 31, 2012 of 18.5 million increased 36% from 13.6 million unique visitors during the three months ended March 31, 2011. This additional traffic on our web site led to a 12% increase in orders shipped during the first quarter ended 2012 as compared to the same quarter ended 2011. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through advertising and media coverage and further diversify our product offerings by introducing new products, including GeekLabs products, and expanding licensing partnerships.

e-Commerce Cost of Revenue / Gross Margin

e-Commerce cost of revenue consists of product , shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
e-Commerce cost of revenue	$14,943	$13,634	10%
e-Commerce gross margin	$2,567	$1,571	63%
e-Commerce gross margin %	15%	10%

e-Commerce cost of revenues increased $1.3 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to higher e-Commerce sales. e-Commerce gross margins as a percentage of sales increased 5 percentage points for the three months ended March 31, 2012 compared to same period ended March 31, 2011, primarily due to our efforts in reducing fulfillment costs, through renegotiations with our warehouse and fulfillment provider, and reducing our out-bound shipping costs. We continually strive to find ways to save on shipping costs without compromising customer service.

Also contributing to the increase in gross margins is a decrease in eleven FTEs. During the three months ended March 31, 2012, we began outsourcing our customer service department for ThinkGeek, which reduced headcount. We also redirected certain of our workforce from merchandising, included as cost of revenue, to developing our own innovative products in our GeekLabs, included in research and development.

e-Commerce Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
e-Commerce S&M	1,577	1,480	7%
Percentage of e-Commerce revenue	9%	10%

e-Commerce sales and marketing expenses increased $0.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily due to an increase in personnel and related overhead expenses of $0.2 million related to an increase of five FTEs in e-Commerce S&M, partially offset by a decrease in credit card fees of $0.1 million. During the fourth quarter of 2011, we changed our credit card processing vendor which also resulted in cost reduction.

e-Commerce Research and Development

We focus much of our research and development on new and innovative products developed by GeekLabs. In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our site.
Research and development expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our ThinkGeek web site. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
e-Commerce R&D	$798	$372	115%
Percentage of e-Commerce revenue	5%	2%

e-Commerce R&D expense increased $0.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to an increase of seven FTEs. As we began to focus on testing and developing our own innovative products, we redirected certain of our workforce and hired new employees to GeekLabs.

Media Segment

Media Revenue

Media revenue is derived primarily from advertising products delivered on our websites, SourceForge, Slashdot and Freecode and from the delivery of leads resulting from lead generation programs. The users of our web sites are information technology professionals and enthusiasts. Advertising products offered on our web sites include various forms of rich media and banner advertising, video, text links and sponsorships. Lead generation utilizes advertising and other methods to deliver leads to our customers. We have domestic and international customers.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
US Direct	$3,023	$3,148	(4)%
International	670	425	58%
AdNetworks	1,060	1,138	(7)%
Total Media revenue	$4,753	$4,711

Media revenue did not change significantly during the three months ended March 31, 2012 as compared to the same period ended March 31, 2011. International Media sales increased $0.2 million which were offset by a decrease in US Direct and AdNetworks revenues.

Media Cost of Sales / Gross Margin

Media cost of revenue consists of personnel and related overhead expenses, equipment and bandwidth associated with the operation of our data center, personnel costs and related overhead associated with developing the editorial content of our web sites and personnel and related overhead and third-party costs associated with delivering revenue producing products.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
Media cost of revenue	$1,000	$1,346	(26)%
Media gross margin	$3,753	$3,365	12%
Media gross margin %	79%	71%

Media cost of revenues decreased $0.3 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to lower personnel related expenses as a result of a decrease of four FTEs and lower operating expenses. Media gross margins as a percentage of sales increased by 8 percentage points during the three months ended March 31, 2012 as compared to the same period ended March 31, 2011, primarily due to lower operating expenses.

Media Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
Media S&M	1,623	1,888	(14)%
Percentage of Media revenue	34%	40%

Media sales and marketing expenses decreased $0.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to a decrease in personnel and overhead related expenses related to a decrease of three FTEs in Media S&M.

Media Research and Development

Research and development expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our Media web sites. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Three Months Ended March 31,
	2012	2011	% Change
($ in thousands)
Media R&D	$1,092	$605	80%
Percentage of Media revenue	23%	13%

Media R&D expense increased $0.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to the hiring of individuals to develop and design features and enhancements on our Media web sites, which increased headcount by eight FTEs .

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011
(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,769)	$(9,970)
Investing activities	(520)	(164)
Financing activities	(59)	412
Effect of exchange rates on cash and cash equivalents	(16)	(1)
Net decrease in cash and cash equivalents	$(4,364)	$(9,723)

Our principal sources of cash as of March 31, 2012 were our existing cash and cash equivalents of $32.5 million.

Operating Activities

Net cash used in operating activities decreased $6.2 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due a decrease in net loss of $0.3 million, an increase in stock-based compensation expense of $0.6 million and an increase in changes in operating assets and liabilities of $5.3 million. Changes in operating assets and liabilities consisted of decreases in cash used for accounts payable of $7.8 million and accounts receivable of $1.5 million, partially offset by increases in cash used for inventories of $3.0 million. Cash used for accounts payable decreased due to timing and our efforts to reduce accounts payable days. Cash used for inventories increased to support ThinkGeek growth.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 of $0.5 million included $0.2 million of network equipment purchases for both of our e-Commerce and Media segments, $0.2 million of software and licenses purchases for our Media segment and $0.1 million in purchases associated with improving our Media websites. We are currently in the process of building out our Media websites so that they will have more functionality and offer additional features, which will help attract more customers and retain our existing customers.

Cash used in investing activities for three months ended March 31, 2011 was primarily $0.2 million in purchases of property and equipment related to computer and equipment and leasehold improvements for relocating our corporate headquarters from Mountain View, California to Fairfax, Virginia.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2012 of $0.1 million included $0.2 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.1 million cash provided by the issuance of common stock from stock option exercises.

Cash provided by financing activities for the three months ended March 31, 2011 included $0.5 million cash provided by the issuance of common stock from stock option exercises, partially offset by $0.1 million of repurchases of our common stock. There were 2,923 shares repurchased under our odd-lot repurchase program, which expired in March 2011, and there were 1,233 shares repurchased to satisfy tax withholding obligations that arose from the vesting of shares of restricted stock.

Liquidity

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support the e-Commerce business, market acceptance of our online products, the resources we devote to developing, marketing, selling and supporting our online products and web sites, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

On December 12, 2011, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has a one-year term and the option of an applicable interest rate of 2.5% above one or three month LIBOR. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million dollars in Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2011, we were in default of certain covenants for which we received a waiver from Wells Fargo Bank. As of March 31, 2012, we were not in default of these covenants.

We expect to devote capital resources to continue our research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects to continue to support our operations, distribution and related support systems and infrastructure, and for other general corporate activities and investments.  We believe that our existing cash balances will be sufficient to meet near term liquidity needs.

Financial Risk Management

We currently face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the current option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The revised guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. We adopted this standard on January 1, 2012. The adoption of this standard only impacts the presentation of our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. We adopted this standard on January 1, 2012. The adoption of this standard did not have an impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that amends previous guidance for goodwill intangibles that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. We adopted this standard on January 1, 2012. The adoption of this standard did not have an impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have operated primarily in the United States, and the majority of sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

We do not currently hold any derivative instruments and do not engage in hedging activities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The disclosure included in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements is incorporated by reference into this Item 1.
Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, current and prospective investors in Geeknet securities should carefully consider the risks discussed under Item 1A, “Risk Factors” and elsewhere in our Form 10-K before making an investment decision. There have been no material changes in the risk factors discussed in our Form 10-K. In addition, these risks are not the only ones facing our company. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2012 to January 31, 2012	8,653	$17.34
February 1, 2012 to February 29, 2012	—
March 1, 2012 to March 31, 2012	3,594	$14.98
Total	12,247

(1) All shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kenneth G. Langone
Kenneth G. Langone
President and Chief Executive Officer

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
Executive Vice President and Chief Financial Officer
Date: May 4, 2012