Form 10-Q
period 2012-06-30
Geeknet, Inc
filed 2012-08-03
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended June 30, 2012			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,468,295 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2012.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$34,609	$36,910
Accounts receivable, net of allowance of $244 and $27 as of June 30, 2012 and December 31, 2011, respectively	5,722	6,264
Inventories, net	11,160	8,935
Prepaid expenses and other current assets	4,180	2,377
Total current assets	55,671	54,486
Property and equipment, net	5,545	5,717
Other long-term assets	2,027	4,089
Total assets	$63,243	$64,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,264	$6,327
Deferred revenue	3,311	3,500
Accrued liabilities and other	1,758	3,409
Total current liabilities	10,333	13,236
Other long-term liabilities	79	71
Total liabilities	10,412	13,307
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,611 and 6,473 shares, as of June 30, 2012 and December 31, 2011, respectively; outstanding — 6,468 and 6,361 shares as of June 30, 2012 and December 31, 2011, respectively	7	7
Treasury stock	(1,431)	(978)
Additional paid-in capital	810,642	807,829
Accumulated other comprehensive income	(3)	(1)
Accumulated deficit	(756,384)	(755,872)
Total stockholders’ equity	52,831	50,985
Total liabilities and stockholders’ equity	$63,243	$64,292

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue:
e-Commerce revenue	$17,804	$14,319	$35,314	$29,524
Media revenue	5,275	5,751	10,028	10,462
Total net revenue	23,079	20,070	45,342	39,986
Cost of revenue:
e-Commerce cost of revenue	15,708	13,209	30,651	26,843
Media cost of revenue	1,186	1,459	2,186	2,805
Total cost of revenue	16,894	14,668	32,837	29,648
Gross margin	6,185	5,402	12,505	10,338
Operating expenses:
Sales and marketing	3,584	3,302	6,784	6,669
Research and development	1,880	1,309	3,770	2,286
General and administrative	3,098	2,927	6,398	5,899
Amortization of intangible assets	21	20	43	41
Total operating expenses	8,583	7,558	16,995	14,895
Loss from operations	(2,398)	(2,156)	(4,490)	(4,557)
Gain on sale of non-marketable securities	4,021	—	4,021	—
Interest and other income (expense), net	(14)	15	(30)	7
Income (loss) before income taxes	1,609	(2,141)	(499)	(4,550)
Provision (benefit) for income taxes	—	—	13	(23)
Net income (loss)	$1,609	$(2,141)	$(512)	$(4,527)
Net income (loss) per share:
Basic	$0.25	$(0.34)	$(0.08)	$(0.72)
Diluted	$0.25	$(0.34)	$(0.08)	$(0.72)
Shares used in per share calculations:
Basic	6,442	6,306	6,409	6,294
Diluted	6,473	6,306	6,409	6,294

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$1,609	$(2,141)	$(512)	$(4,527)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14	(4)	(2)	(5)
Comprehensive income (loss)	$1,623	$(2,145)	$(514)	$(4,532)

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(512)	$(4,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,050	1,056
Stock-based compensation expense	2,620	1,913
Provision for bad debts	224	3
Provision for excess and obsolete inventory	263	221
Provision for returns	416	492
Gain on sale of non-marketable securities	(4,021)	—
Loss on sale of assets, net	4	—
Accounts receivable	318	(1,738)
Inventories	(2,488)	3,790
Prepaid expenses and other assets	(1,764)	(1,165)
Accounts payable	(1,063)	(8,760)
Deferred revenue	(190)	832
Accrued liabilities and other	(2,065)	(2,160)
Other long-term liabilities	8	4
Net cash used in operating activities	(7,200)	(10,039)
Cash flows from investing activities:
Purchase of property and equipment	(848)	(921)
Proceeds from sales of intangible assets, net	10	65
Proceeds from sale of non-marketable equity investment	6,000	—
Net cash provided by (used in) investing activities	5,162	(856)
Cash flows from financing activities:
Proceeds from issuance of common stock	191	679
Repurchase of stock	(452)	(189)
Net cash (used in) provided by financing activities	(261)	490
Effect of exchange rates on cash and cash equivalents	(2)	(5)
Net decrease in cash and cash equivalents	(2,301)	(10,410)
Cash and cash equivalents, beginning of year	36,910	35,333
Cash and cash equivalents, end of period	$34,609	$24,923

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

Overview

Geeknet, Inc. (“Geeknet” or the “Company”) is an online network for the global geek community, comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. The Company's e-Commerce segment, consisting solely of ThinkGeek, Inc., sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek website. Geeknet's audience of technology professionals and technology enthusiasts relies on the Company's websites - SourceForge and Freecode - to create, improve, compare and distribute Open Source software and on Slashdot to peer-produce and peer-moderate technology news and discussion.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. This is due in part to our ThinkGeek business, which is highly seasonal with a disproportionate amount of our sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and June 30, 2011 and its cash flows for the six months ended June 30, 2012 and June 30, 2011 have been made. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current period's presentation. Included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, there was $65 thousand included as net cash provided by prepaid expenses and other assets included in operating activities that is now included as proceeds from sales of intangible assets, net in investing activities. This amount relates to a payment in escrow for the sale of Ohloh website, including the developed technology and related equipment, to a third party.

On May 11, 2012, the Company announced that its Board of Directors is exploring strategic alternatives with respect to the Company's Media business, including the SourceForge, Slashdot and Freecode websites. The Company and its advisers are evaluating a range of options to maximize shareholder value, including, but not limited to, a potential sale of the Media business, investing additional capital to expand the Media business, or other possible transactions involving the Media business. There can be no assurance that the exploration of strategic alternatives will result in any transaction. This process is on-going and the Company's Board of Directors, executive management team and advisers continue to review and analyze opportunities for the Media business.

2.      Summary of Significant Accounting Policies:

Use of Estimates in Preparation of Consolidated Financial Statements

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2012.

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

Revenue Recognition

The Company recognizes revenue as follows:

e-Commerce Revenue

e-Commerce revenue is derived from the online sale of consumer goods. The Company recognizes e-Commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded is estimated because of e-Commerce's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders, placed at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of June 30, 2012 and December 31, 2011, $0.5 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

e-Commerce also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at June 30, 2012 and December 31, 2011 relating to gift certificates was $0.6 million and $0.7 million, respectively.

e-Commerce reserves an amount for estimated returns at the end of each reporting period. The Company generally gives customers a 90-day right to return products. These estimates are based on historical trends of amounts returned per revenue for a period. Reserves for returns at June 30, 2012 and December 31, 2011 were $0.1 million and $0.7 million, respectively.

The Company voluntarily ceased selling a product in July 2012 because of safety concerns. The Company is offering its customers who have purchased this product, the opportunity to return the product in exchange for a ThinkGeek credit. The Company believes the reserves for returns at June 30, 2012 to be adequate. The Company will adjust its reserves for returns as deemed appropriate based on future product returns.
Media Revenue

Media revenue is derived primarily from advertising on the Company’s various websites or from lead generation information provided to the customer. Advertisements include various forms of rich media and banner advertising, video, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer. The Company recognizes Media advertising revenue over the contractual campaign period and recognizes lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Revenue recognized is limited to the lesser of actual delivery or on a straight line basis. The Company’s obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s websites).  The Company defers Media advertising revenue for contracts where the Company has been compensated on certain performance criteria until the Company completes the contractually specified performance. Deferred revenue for the Media segment was $2.1 million and $1.8 million as of June 30, 2012 and December 31, 2011, respectively.

Adopted Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The revised guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The Company adopted this standard on January 1, 2012. The adoption of this standard only impacts the presentation of the Company’s consolidated financial statements.

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

3.      Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Computer and office equipment (useful lives of 2 to 4 years)	$5,382	$5,143
Distribution equipment (useful life of 5 years)	5,588	5,394
Furniture and fixtures (useful lives of 2 to 4 years)	347	347
Leasehold improvements (useful lives of lesser of estimated life or lease term)	376	365
Software (useful lives of 2 to 5 years)	1,042	700
Total property and equipment	12,735	11,949
Less: Accumulated depreciation and amortization	(7,190)	(6,232)
Property and equipment, net	$5,545	$5,717

Depreciation and amortization expense for property and equipment was $0.5 million for each of the three months ended June 30, 2012 and June 30, 2011, respectively, and $1.0 million for each of the six months ended June 30, 2012 and June 30, 2011, respectively.

Non-marketable equity investments

As of December 31, 2011, the Company owned approximately 9% of the outstanding capital stock of CollabNet, Inc. (“CollabNet”), which consisted of shares of CollabNet’s Series C-1 preferred stock. This investment was accounted for under the cost method as the Company held less than 20% of the voting stock of CollabNet and did not otherwise exercise significant influence over CollabNet.

On April 5, 2012, the Company sold its Series C-1 preferred stock investment in CollabNet, Inc. to a third party for $6.0 million. The carrying value of the investment at the time of the sale was $2.0 million and as such, a gain of $4.0 million was recognized during the second quarter of 2012.

The carrying value of the investment is included in Other long-term assets and was zero and $2.0 million at June 30, 2012 and December 31, 2011.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued employee compensation and benefits	$1,369	$2,175
Other accrued liabilities	389	1,234
Accrued liabilities and other	$1,758	$3,409

4.     Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds which is measured and recorded at fair value on a recurring basis at each reporting period using Level 1 inputs. The following tables show the fair value of the amounts held in money market funds at each reporting period (in thousands).

	June 30, 2012
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,264	$—	$—	$18,264

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,263	$—	$—	$18,263

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the six months ended June 30, 2012 and for the three and six months ended June 30, 2011, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.
Employee stock options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$1,609	$(2,141)	$(512)	$(4,527)

Weighted average shares - basic	6,442	6,306	6,409	6,294
Dilutive effect of stock-based awards	31	—	—	—
Weighted average shares - dilutive	6,473	6,306	6,409	6,294

Net Income (loss) per share:
Basic	$0.25	$(0.34)	$(0.08)	$(0.72)
Diluted	$0.25	$(0.34)	$(0.08)	$(0.72)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive securities:
Options to purchase common stock	259	116	295	548
Unvested restricted stock units	228	—	201	164
Total	487	116	496	712

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are canceled.  In May 2011, the Company's stockholders approved the addition of 200,000 shares of common stock available for issuance under the 2007 Plan. At June 30, 2012, a total of 177,371 shares of common stock were available for issuance under the 2007 Plan.

In May 2012 at the Annual Meeting of Stockholders, the stockholders approved an amendment to the 2007 Plan. The 2007 Plan was amended to change the way restricted stock unit grants reduce the number of shares available for issuance under the 2007 Plan. Prior to the amendment, for each grant or forfeiture of a restricted stock unit, the number of shares available for issuance under the 2007 Plan decreased or increased by two. The amendment changed this 2:1 ratio to a 1:1 ratio.

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

Stock Options

The following table summarizes option activities from December 31, 2011 through June 30, 2012:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	411,726	$20.47
Granted	2,000	$18.05
Exercised	(15,074)	$12.71
Canceled	(98,147)	$20.60
Outstanding as of June 30, 2012	300,505	$20.80	7.7	$767
Vested or expected to vest at June 30, 2012	276,711	$20.65	7.6	$753
Exercisable at June 30, 2012	141,113	$20.40	6.6	$519

  The total intrinsic value of options exercised for the three months ended June 30, 2012 and June 30, 2011 was insignificant and $0.2 million, respectively, and for the six months ended June 30, 2012 and June 30, 2011 was insignificant and $0.5 million, respectively. The Company issues new shares upon the exercise of options. The weighted average grant date fair value for the three months ended June 30, 2012 and June 30, 2011 was $7.86 and $13.96, respectively. The weighted average grant date fair value for the six months ended June 30, 2012 and June 30, 2011 was $7.86 and $13.83, respectively.  For the three and six months ended June 30, 2012 and June 30, 2011, no tax benefit was realized from exercised options.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life (years)	3.06	4.41	3.06	4.35
Risk-free interest rate	0.4%	1.3%	0.4%	1.5%
Volatility	65%	65%	65%	65%
Dividend yield	—	—	—	—

Restricted Stock

Outstanding restricted stock units granted to employees vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2011 through June 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2011	388,318	$23.65
Granted	142,423	$15.80
Restricted Stock Release	(120,140)	$23.76
Canceled	(482)	$14.51
Outstanding as of June 30, 2012	410,119	$20.91

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
e-Commerce cost of revenue	$67	$57	$174	$80
Media cost of revenue	13	22	33	43
Included in cost of revenue	80	79	207	123

Sales and marketing	$91	$19	$184	$82
Research and development	87	31	103	47
General and administrative	1,062	1,055	2,126	1,661
Included in operating expenses	1,240	1,105	2,413	1,790

Total stock-based compensation expense	$1,320	$1,184	$2,620	$1,913

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods, if necessary.

 As of June 30, 2012, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$1,516	2.6
Restricted Stock Units	$5,990	1.9

7.  Segment Information

The Company’s operating segments are significant strategic business units that offer different products and services.  The Company has two operating segments:  e-Commerce and Media.

The Company’s e-Commerce segment provides online sales of a variety of retail products of interest to technology professionals, technology enthusiasts and general consumers and the Media segment consists of websites serving these communities.  The Company’s websites that comprise the Media segment include: SourceForge, Slashdot and Freecode.

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

(in thousands)	e-Commerce	Media	Total Company
Three Months Ended June 30, 2012
Net revenue	$17,804	$5,275	$23,079
Cost of revenue	15,708	1,186	16,894
Gross margin	$2,096	$4,089	$6,185

Loss from operations	$(2,092)	$(306)	$(2,398)
Three Months Ended June 30, 2011
Net revenue	$14,319	$5,751	$20,070
Cost of revenue	13,209	1,459	14,668
Gross margin	$1,110	$4,292	$5,402

Loss from operations	$(2,352)	$196	$(2,156)

Six Months Ended June 30, 2012
Net revenue	$35,314	$10,028	$45,342
Cost of revenue	30,651	2,186	32,837
Gross margin	$4,663	$7,842	$12,505

Loss from operations	$(3,309)	$(1,181)	$(4,490)

Six Months Ended June 30, 2011
Net revenue	$29,524	$10,462	$39,986
Cost of revenue	26,843	2,805	29,648
Gross margin	$2,681	$7,657	$10,338

Loss from operations	$(4,091)	$(466)	$(4,557)

The Company markets its e-Commerce products through its ThinkGeek online website and its Media products in the United States through its direct sales force.  International Media sales are marketed through our sales offices in Europe and representatives based in Asia and Australia.

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
On October 3, 2007, a purported Geeknet (formerly SourceForge, Inc.) shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.  On June 11, 2012, the Plaintiff voluntarily dismissed the action with prejudice.
During July 2012, the Consumer Product Safety Commission ("CPSC") filed an administrative complaint against the maker of a product that is sold on the Company's ThinkGeek website. The CPSC complaint does not name ThinkGeek or Geeknet as a party. This complaint is in its early stages; however, the Company voluntarily ceased selling this product due to the safety concerns raised by the CPSC. The Company is offering its customers who have purchased this product the opportunity to return the product in exchange for a ThinkGeek credit. This exchange is being offered through August 31, 2013. Due to the early stages of this complaint, the ultimate outcome could differ materially from our estimates in the short-term.
The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At June 30, 2012 and December 31, 2011, no liability was recorded for outstanding matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; sources of revenue; gross margins; financial performance and results of operations; technological trends in, and demand for online advertising; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity and developing of our web properties; competition, competitors and our ability to compete; liquidity and capital resources; changes in foreign currency exchange rates; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in our Form 10-K filed with the Securities and Exchange Commission and in Part II., Item 1A Risk Factors, included elsewhere in this Form 10-Q. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2012 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are an online network for the global geek community, which is comprised of technology professionals, technology enthusiasts and general consumers of technology-oriented goods, services and media. Our websites include: ThinkGeek, SourceForge, Slashdot, and Freecode. We provide our audiences and customers with content, culture, connections and commerce.

Our business consists of two operating segments: e-Commerce and Media. Our e-Commerce segment sells technology-themed retail products for technology enthusiasts and others through our ThinkGeek website. We offer a broader range of unique products in a single web property than are available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative products developed in-house ("GeekLabs"). Our Media segment provides web properties that serve as platforms for the creation, review and distribution of online peer produced content. Our audience of technology professionals and enthusiasts relies on our web properties, SourceForge, Slashdot, and Freecode, to create, improve, compare and distribute Open Source software and to research, debate and discuss current issues relating to the technology marketplace. We currently have 59 full-time equivalent employees ("FTE") at e-Commerce and 59 full-time equivalent employees at Media.

ThinkGeek's business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our GeekLabs products, and by increasing traffic to our site and customer conversion. We attract traffic to our sites by using a variety of traditional online and direct retail marketing channels including paid search, and e-mail to our customers and followers. We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness and to communicate with our customers.

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

We currently use the following key metrics to measure our e-Commerce business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unique visitors (in thousands) (1)	18,590	15,991	37,087	29,605
Number of orders received (in thousands) (2)	296	245	603	514
Conversion rate	1.59%	1.53%	1.63%	1.74%
Average order value received (3)	$63	$64	$60	$61

Number of orders shipped (in thousands) (4)	295	254	613	538
Average order value shipped (3)	$60	$57	$58	$56

(1)
Unique visitors is the total of unique visitors for the e-Commerce site during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our website to help us determine the effectiveness of our online marketing efforts.

(2)
The number of orders received represents all orders placed on the ThinkGeek website during each period shown and does not necessarily correlate to revenue recognized during the period For example, some orders placed on the ThinkGeek website at the end of a reporting period are recognized as revenue in the subsequent reporting period because delivery had not yet occurred.

(3)
Average order value received or shipped is calculated by the total sales for orders received or shipped divided by the number of orders received or shipped. Average order value can vary depending on, but not limited to, seasonality, promotions, the number of volume sales in a given period, the competitive environment and economic conditions.

(4) The number of orders shipped represents all orders associated with the amount of revenue recognized for e-Commerce for the period presented.

Our Media segment is a social media destination for millions of influential technology professionals and enthusiasts. Our strategy targets business to business technology companies and their advertising agencies with the goal of increasing revenue per page.  We provide a variety of lead generation programs directly to our customers.  We believe that customers value lead generation programs and that these programs will have the potential to constitute a growing source of future revenue.  We are focused on increasing international traffic to our Media websites and have developed and implemented strategies to increase international revenue. We have an established sales force based in the United States and Europe. We also have executed agreements with representatives in Australia and Asia to market and sell our Media advertising products.

We currently use the following key metrics which are derived from data provided by Google Analytics to measure our Media business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unique visitors per month (in thousands) (1)	43,670	47,804	44,650	48,618
Visits per unique visitor per month	1.5	1.6	1.5	1.6
Visits per month (in thousands) (2)	67,184	76,815	68,877	78,206
Pages per visit	2.1	2.0	2.1	2.1
Page views per month (in thousands) (2)	141,999	155,788	146,633	163,108
Revenue per thousand pages (RPM)	$12.38	$12.31	$11.40	$10.69
Revenue per user (RPU) (3)	$0.48	$0.48	$0.45	$0.43

(1)
Unique visitors is the monthly average of unique visitors for all of our Media websites during the periods presented. This data is accumulated monthly and can include the same unique visitor in different months or can include the same user that may have visited from a different device or platform. In the third quarter of 2011, we made changes to our websites that affect the way we account for some of the metric data shown in the table above, and may result in the number of Unique visitors, Visits per unique visitor and Visits per month to decrease while Pages per visit may increase. This change will not affect Page views per month.

(2)	Per month amounts are the average calculated as the total amount for the period divided by the months in the period.

(3)	RPU is an annualized amount based on revenue and unique users during the period presented.

We continue to invest and improve our web properties SourceForge, Slashdot, and Freecode. Last year we launched an open source version of our platform for developers of Open Source projects, named Allura.  This includes source code repositories, bug reports, discussions, mailing lists, wiki pages and blogs.  It demonstrates our commitment to the Open Source community.  Last year we also improved the SourceForge directory and made it easier to find open source software.  The redesigned directory includes a new browse experience, better project summary page, reviews and ratings, and improved search results.  This year we also launched a new mirror directory, enabling an expanded catalog with projects that may not be developed on SourceForge.  This will help users see a greater selection of software to choose from when searching for applications.  On our Slashdot website we made several enhancements which improved the user experience, site performance and scalability. We launched SlashTV which offers video content, generated by us, for technology professionals and IT decision makers that frequent the Slashdot website. We also recently launched SlashCloud, SlashBI and Slashdot Data Center. Cloud computing (SlashCloud) and Business Intelligence (SlashBI) are two new business to business editorial destinations designed to give breaking news, insights and analysis to IT professionals. Slashdot Data Center provides content related to data center hardware, technology, and other news. On our Freecode website, formerly named freshmeat, we completed a site re-brand.

On May 11, 2012, we announced that our Board of Directors is exploring strategic alternatives with respect to our Media business, including the SourceForge, Slashdot and Freecode websites. We, along with our advisers, are evaluating a range of options to maximize shareholder value, including, but not limited to, a potential sale of our Media business, investing additional capital to expand the Media business, or other possible transactions involving the Media business. There can be no assurance that the exploration of strategic alternatives will result in any transaction. This process is on-going and our Board of Directors, executive management team and advisers continue to review and analyze opportunities for our Media business.

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

Revenue Recognition

The Company recognizes revenue as follows:

e-Commerce Revenue

e-Commerce revenue is derived from the online sale of consumer goods. We recognize e-Commerce revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded is estimated because of e-Commerce's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders, placed at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of June 30, 2012 and December 31, 2011, $0.5 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

e-Commerce also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at June 30, 2012 and December 31, 2011 relating to gift certificates was $0.6 million and $0.7 million, respectively.

e-Commerce reserves an amount for estimated returns at the end of each reporting period. We generally give customers a 90-day right to return products. These estimates are based on historical trends of amounts returned per revenue for a period. Reserves for returns at June 30, 2012 and December 31, 2011 were $0.1 million and $0.7 million, respectively. This decrease was due to the seasonality effect from holiday sales occurring at year end.

We voluntarily ceased selling a product in July 2012 because of safety concerns. We are offering our customers who have purchased this product, the opportunity to return the product in exchange for a ThinkGeek credit. We believe the reserves for returns at June 30, 2012 to be adequate. We will adjust our reserves for returns as deemed appropriate based on future product returns.
Media Revenue

Media revenue is derived primarily from advertising on our various websites or from lead generation information provided to the customer. Advertisements include various forms of rich media and banner advertising, video, text links and sponsorships, while lead generation information utilizes advertising and other methods to deliver leads to a customer. We recognize Media advertising revenue over the contractual campaign period and recognize lead generation revenue as leads are delivered to the customer, provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Revenue recognized is limited to the lesser of actual delivery or on a straight line basis. Our obligations may include guarantees of a minimum number of impressions (the number of times that an advertisement is viewed by visitors to the Company’s websites).  We defer Media advertising revenue for contracts where we have been compensated on certain performance criteria until we complete the contractually specified performance. Deferred revenue for the Media segment was $2.1 million and $1.8 million as of June 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories related to our e-Commerce segment consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. We review inventories each quarter and, when required, reduce estimated excess and obsolete inventories to their net realizable values.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Net revenue:
e-Commerce revenue	77.1%	71.3%	77.9%	73.8%
Media revenue	22.9	28.7	22.1	26.2
Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
e-Commerce cost of revenue	68.1%	65.8	67.6%	67.1%
Media cost of revenue	5.1	7.3	4.8	7.0
Total cost of revenue	73.2%	73.1%	72.4%	74.1%
Gross margin	26.8%	26.9%	27.6%	25.9%
Operating expenses:
Sales and marketing	15.6	16.5	15.0	16.7
Research and development	8.1	6.5	8.3	5.7
General and administrative	13.4	14.6	14.1	14.8
Amortization of intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	37.2%	37.7%	37.5%	37.3%
Loss from operations	(10.4)	(10.8)	(9.9)	(11.4)
Gain on Sale of non-marketable securities	17.4	—	8.9	—
Interest and other income (expense), net	(0.1)	0.1	(0.1)	—
Income (loss) before income taxes	6.9	(10.7)	(1.1)	(11.4)
Provision (benefit) for income taxes	—	—	—	(0.1)
Net income (loss)	6.9%	(10.7)%	(1.1)%	(11.3)%

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
e-Commerce revenue	$17,804	$14,319	24%	$35,314	$29,524	20%
Media revenue	5,275	5,751	(8)%	10,028	10,462	(4)%
Net revenue	$23,079	$20,070	15%	$45,342	$39,986	13%

e-Commerce revenue increased $3.5 million and $5.8 million during the three and six months ended June 30, 2012 as compared to the same prior year periods. This is primarily due an increase in the number unique visitors from the prior year period which led to an increase in the number of orders placed through our ThinkGeek website as well as an increase in business to business volume sales.
The number of unique visitors increased 16% and 25% during the three and six month periods ended June 30, 2012, respectively, as compared to the same prior year periods. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through advertising and media coverage. Business to business volume sales increased $0.6 million and $0.9 million during the three and six month periods ended June 30, 2012, respectively, as compared to the same prior year periods. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing partnerships.
Media revenue decreased $0.5 million during the three months ended June 30, 2012 as compared to the same period ended June 30, 2011 and decreased $0.4 million during the six months ended June 30, 2012 as compared to the same period ended June 30, 2011. This is primarily due to declines in display advertising, as market rates become increasingly competitive, and due to decreases in unique visitors per month, visits per month and page views per month.

Cost of Revenue / Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
e-Commerce cost of revenue	$15,708	$13,209	19%	$30,651	$26,843	14%
Media cost of revenue	1,186	1,459	(19)%	2,186	2,805	(22)%
Total cost of revenue	$16,894	$14,668	15%	$32,837	$29,648	11%
Gross margin	$6,185	$5,402	14%	$12,505	$10,338	21%
Gross margin %	27%	27%		28%	26%

e-Commerce cost of revenues increased $2.5 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to higher sales. Also, contributing to the increase is a $0.2 million reserve to inventory for a product that we sell on our ThinkGeek website. The Consumer Product Safety Commission filed an administrative complaint against the maker of this product because of safety concerns, particularly to children. As other retailers have done, we voluntarily suspended the sales of this product in late July 2012. The Company does not anticipate this to have a material impact on e-Commerce revenues. Media cost of revenues decreased $0.3 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to a decrease in personnel and related overhead expenses, depreciation expenses and facility expenses of $0.1 million each, respectively. Depreciation was lower due to certain assets that became fully depreciated during the first half of 2012. Facility expenses that are related to data storage, rent and maintenance costs for our Media website infrastructure and hardware decreased due to renegotiating contracts with certain facilities.

e-Commerce cost of revenues increased $3.8 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to higher sales and the $0.2 million reserve to inventory for a certain product as described above. Media cost of revenues decreased $0.6 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to a decrease in depreciation and facilities expenses of $0.3 million, each respectively for the reasons discussed above.

Gross margin as a percentage of revenues for the six months ended June 30, 2012 increased by two percentage points due to our efforts in reducing fulfillment and outbound shipping costs and improvements in inventory management for our e-Commerce segment. Also contributing to the favorable gross margin percentage are decreases in depreciation and facilities expenses in our Media segment.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
e-Commerce S&M	$1,798	$1,662	8%	$3,375	$3,142	7%
Media S&M	1,786	1,640	9%	3,409	3,527	(3)%
Total S&M	$3,584	$3,302		$6,784	$6,669
Percentage of total net revenue	16%	16%		15%	17%

e-Commerce sales and marketing expenses increased $0.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to higher personnel and related overhead expenses because of an increase of five FTE in our marketing workforce.

e-Commerce sales and marketing expenses increased $0.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to higher personnel and related overhead expenses because of an increase of five FTE in our marketing workforce, partially offset by cost savings in credit card fees.

Media sales and marketing expenses increased $0.1 million for the three months ended June 30, 2012 as compared to the same prior year period primarily due to higher personnel costs in our marketing department. Media sales and marketing expenses decreased $0.1 million for the six months ended June 30, 2012 as compared to the same prior year period primarily due to a decrease in commissions expense.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel and related overhead expenses for GeekLabs product developers in our e-Commerce segment and software engineers involved in developing our Media websites.  We expense all of our R&D costs as they are incurred, with the exception of costs related to internally developed software, which are capitalized.

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
e-Commerce R&D	$877	$455	93%	$1,675	$827	103%
Media R&D	1,003	854	17%	2,095	1,459	44%
Total R&D	$1,880	$1,309		$3,770	$2,286
Percentage of total net revenue	8%	7%		8%	6%

e-Commerce R&D expense increased $0.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to our increased focus on developing our own GeekLabs innovative products. We redirected certain of our workforce and hired new employees for our internal development center, GeekLabs. Media R&D expense increased $0.1 million, primarily due to the hiring of individuals to develop and design features and enhancements on our Media websites.

e-Commerce R&D expense increased $0.8 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to our increased focus on developing our own GeekLabs innovative products. We redirected certain of our workforce and hired new employees for our internal development center, GeekLabs. Media R&D expense increased $0.6 million, primarily due to the hiring of individuals to develop and design features and enhancements on our Media websites.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
General & Administrative	$3,098	$2,927	6%	$6,398	$5,899	8%
Percentage of total net revenue	13%	15%		14%	15%

G&A expenses increased $0.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This is primarily due to an increase in professional services expense of $0.2 million, an increase in personnel and related overhead expenses of $0.1 million because of an additional four FTE in our general and administrative workforce and an increase in consulting fees of $0.1 million related primarily to our exploration of strategic alternatives for our Media business. These increases were partially offset by a decrease in bonuses of $0.2 million as we migrated to a profit sharing program.

G&A expenses increased $0.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This is due to an increase in stock-based compensation of $0.5 million, related to awards granted to new executive team members, an increase in professional services expense of $0.4 million and an increase in bad debt expense of $0.2 million due to collectibility issues with one of our Media customers. These increases were partially offset by nonrecurring severance costs of $0.4 million that occurred in the prior year period related to the relocation of the our headquarters from Mountain View, California to Fairfax, VA and the resignation of our Media Chief Executive Officer and a decrease in bonuses of $0.2 million as we migrated to a profit sharing program.

Gain on sale of non-marketable securities

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Gain on sale of non-marketable securities	$4,021	$—	nm	$4,021	$—	nm

nm= not meaningful

As of December 31, 2011, we owned approximately 9% of the outstanding capital stock of CollabNet, Inc. (“CollabNet”), which consist of shares of CollabNet’s Series C-1 preferred stock. This investment was accounted for under the cost method as we held less than 20% of the voting stock of CollabNet and did not otherwise exercise significant influence over CollabNet.

On April 5, 2012, we sold our Series C-1 preferred stock investment in CollabNet, Inc. to a third party for $6.0 million. The carrying value of the investment at the time of the sale was $2.0 million and as such, a gain of $4.0 million was recognized during the second quarter of 2012. The carrying value of the investment was zero and $2.0 million at June 30, 2012 and December 31, 2011.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Interest income	$1	$1	—%	$2	$1	100%
Other income (expense), net	(15)	14	(207)%	(32)	6	(633)%
Interest and other income (expense), net	$(14)	$15	(193)%	$(30)	$7	(529)%

Interest and other income (expense), net decreased during the three and six months ended June 30, 2012, as compared to the same prior year periods ended June 30, 2011. This is primarily due to foreign currency translation adjustments derived from international sales and transactions in our Media business, a loss on disposal of assets and fees related to our credit facility, slightly offset by a gain from the sale of an intangible asset.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Provision (benefit) for income taxes	$—	$—	—%	$13	$(23)	(157)%

Income tax provision consists of state income tax expense on taxable income for the six months ended June 30, 2012.  Our state income tax is based on our taxable income or loss in each jurisdiction and we may not have net operating loss carryforwards available to offset taxable income in certain states.  We provided for state income taxes in certain states based on our e-Commerce income in those states, and to the extent that our e-Commerce business unit is profitable, we may record an income tax provision, even though we generate losses on a consolidated basis.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Revenue	$17,804	$14,319	24%	$35,314	$29,524	20%
Percentage of total net revenue	77%	71%		78%	74%

e-Commerce revenue increased $3.5 million and $5.8 million during the three and six months ended June 30, 2012 as compared to the same prior year periods. This is primarily due to an increase in the number unique visitors from the prior year period, which led to an increase in the number of orders, and an increase in business to business volume sales.

The number of unique visitors increased 16% and 25% million during the three and six month periods ended June 30, 2012, respectively, as compared to the same prior year periods ended June 30, 2011. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through advertising and media coverage and further diversify our product offerings by introducing new products, including our innovative GeekLabs products, and expanding licensing partnerships.

Business to business volume sales increased $0.6 million and $0.9 million during the three and six month periods ended June 30, 2012, respectively, as compared to the same prior year periods ended June 30, 2011. These increases are the result of the e-Commerce sales team strengthening relationships with our existing business to business clients and acquiring new clients who have particular interest in ThinkGeek products.
e-Commerce products sold on the Thinkgeek website are sold in the U.S. and internationally. The majority of Thinkgeek sales are in the U.S. and were 73% and 79% of total e-Commerce sales for each of the three months ended June 30, 2012 and June 30, 2011, respectively, and 76% and 82% of total e-Commerce sales for each of the six months ended June 30, 2012 and June 30, 2011, respectively. International sales on our Thinkgeek website continue to grow and were 20% and 15% of total e-Commerce sales for each of the three months ended June 30, 2012 and June 30, 2011, respectively, and 19% and 7% for each of the six months ended June 30, 2012 and 2011, respectively. We have been focused on increasing Thinkgeek awareness in other countries and increasing our ability to ship to other countries which have resulted in the increase in sales internationally.
e-Commerce Cost of Revenue / Gross Margin

e-Commerce cost of revenue consists of product , shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
e-Commerce cost of revenue	$15,708	$13,209	19%	$30,651	$26,843	14%
e-Commerce gross margin	2,096	1,110	89%	4,663	2,681	74%
e-Commerce gross margin %	12%	8%		13%	9%

e-Commerce cost of revenues increased $2.5 million and $3.8 million during the three and six months ended June 30, 2012 as compared to the same periods ended June 30, 2011 primarily due to higher sales. Also, contributing to the increase is a $0.2 million reserve to inventory for a product that we voluntarily suspended selling, as described in the section titled Results of Operations. e-Commerce gross margins as a percentage of sales increased four percentage points for the three and six months ended June 30, 2012 compared to the same periods ended June 30, 2011 primarily due to our efforts in reducing fulfillment costs, through renegotiations with our warehouse and fulfillment provider, and reducing our out-bound shipping costs. We also continued to create efficiencies in inventory management throughout the past year which led to fewer discontinued inventory discounts and reduced write downs of obsolete inventory.

Also contributing to the increase in gross margins is a decrease in fifteen FTE. During the first quarter of 2012, we began outsourcing our ThinkGeek customer service department, which reduced headcount. We also redirected certain of our workforce from merchandising, included as cost of revenue, to developing our own innovative products in our GeekLabs, included in research and development.

e-Commerce Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
e-Commerce S&M	$1,798	$1,662	8%	$3,375	$3,142	7%
Percentage of e-Commerce revenue	10%	12%		10%	11%

e-Commerce sales and marketing expenses increased $0.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to higher personnel and related overhead expenses because of an increase of five FTE in our marketing workforce.

e-Commerce sales and marketing expenses increased $0.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to higher personnel and related overhead expenses because of an increase of five FTE in our marketing workforce, partially offset by cost savings in credit card fees. During the fourth quarter of 2011, we changed our credit card processing vendor which also resulted in cost reduction.

Sales and marketing as a percentage of e-Commerce sales decreased two percentage points during the three months ended June 30, 2012 as compared to the same period in the prior year period due to a decrease of three percentage points in credit card fees and other marketing expenses, partially offset by a one percentage point increase related to personnel and related overhead expenses.

Sales and marketing as a percentage of e-Commerce sales decreased one percentage point during the six months ended June 30, 2012 as compared to the same period in the prior year period primarily due to a decrease in credit card fees.

e-Commerce Research and Development

We focus much of our research and development on new and innovative products developed by GeekLabs. In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our site.
Research and development expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our ThinkGeek website. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software, including personnel related expenses, are capitalized.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
e-commerce R&D	$877	$455	93%	$1,675	$827	103%
Percentage of e-Commerce revenue	5%	3%		5%	3%

e-Commerce R&D expense increased $0.4 million and $0.8 million for the three and six months ended June 30, 2012 as compared to the same periods ended June 30, 2011, respectively, primarily due to our increased focus in testing and developing new GeekLabs innovative products. We redirected certain of our workforce and hired new employees for our internal development center, GeekLabs. Research and development as a percentage of e-Commerce sales increased 2 percentage points in each of the three and six months ended June 30, 2012 as compared to the same prior year periods primarily due to higher personnel and related overhead expenses as a percentage of sales.

Media Segment

Media Revenue

Media revenue is derived primarily from advertising products delivered on our websites, SourceForge, Slashdot and Freecode and from the delivery of leads resulting from lead generation programs. The users of our websites are information technology professionals and enthusiasts. Advertising products offered on our websites include various forms of rich media and banner advertising, video, text links and sponsorships. Lead generation utilizes advertising and other methods to deliver leads to our customers. We have domestic and international customers.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
US Direct	$3,511	$4,083	(14)%	$6,534	$7,231	(10)%
International	683	457	49%	1,353	882	53%
Ad Networks	1,081	1,211	(11)%	2,141	2,349	(9)%
Total	$5,275	$5,751	(8)%	$10,028	$10,462	(4)%

Media revenue decreased $0.5 million during the three months ended June 30, 2012 as compared to the same period ended June 30, 2011 and decreased $0.4 million during the six months ended June 30, 2012 as compared to the same period ended June 30, 2011. This is primarily due to declines in display advertising, as market rates become increasingly competitive, and due to decreases in unique visitors per month, visits per month and page views per month.

We have committed investments in our products and our sites to increase traffic and downloads. During the first quarter of 2012, we launched SlashTV and during the second quarter of 2012, we launched SlashCloud, SlashBI and Slashdot Data Center. SlashTV provides video content for technology professionals and IT decision makers that frequent the Slashdot website. Cloud computing (SlashCloud) and Business Intelligence (SlashBI) are two new business to business editorial destinations designed to give breaking news, insights and analysis to IT professionals. Slashdot Data Center provides content related to data center hardware, technology, and other news.

We have also invested in diversifying our product revenue streams. This year we began offering marketing services. Marketing services attract existing communities, and using our freelance editors we are able not only to generate content for our clients such as white papers, polls, surveys and custom research reports, but also to host assets and facilitate discussions, providing sounding boards and feedback for clients' products and ideas.

Media Cost of Sales / Gross Margin

Media cost of revenue consists of personnel and related overhead expenses, equipment and bandwidth associated with the operation of our data center, personnel costs and related overhead associated with developing the editorial content of our websites and personnel and related overhead and third-party costs associated with delivering revenue producing products.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Media cost of revenue	$1,186	$1,459	(19)%	2,186	2,805	(22)%
Media gross margin	4,089	4,292	(5)%	7,842	7,657	2%
Media gross margin %	78%	75%		78%	73%

Media cost of revenues decreased $0.3 million primarily due to a decrease in personnel and related overhead expenses, depreciation expenses and facility expenses of $0.1 million each, respectively. Depreciation was lower due to certain assets that became fully depreciated during the first half of 2012. Facility expenses that are related to data storage, rent and maintenance for our Media website infrastructure and hardware decreased due to renegotiating contracts with certain facilities. These cost savings resulted in Media gross margin as a percentage of sales to be favorable by three percentage points.

Media cost of revenues decreased $0.6 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This is primarily due to a decrease in depreciation and facilities expenses of $0.3 million, each respectively, for reasons discussed above. These cost savings resulted in Media gross margin as a percentage of sales to be favorable by five percentage points.

Media Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commission for personnel engaged in sales, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Media S&M	$1,786	$1,640	9%	$3,409	$3,527	(3)%
Percentage of Media revenue	34%	29%		34%	34%

Media sales and marketing expenses increased $0.1 million for the three months ended June 30, 2012 as compared to the same prior year period primarily due to higher personnel costs in our marketing department. Media sales and marketing expenses decreased $0.1 million for the six months ended June 30, 2012 as compared to the same prior year period primarily due to a decrease in commissions expense.

Media sales and marketing expenses as a percentage of Media sales increased 5 percentage points for the three months ended June 30, 2012 as compared to the same prior year period primarily due to the higher personnel costs. Media sales and marketing expenses as a percentage of Media sales remained unchanged for the six months ended June 30, 2012 as compared to the same prior year period.

Media Research and Development

Research and development expenses consist primarily of personnel and related overhead expenses for software engineers involved in developing our Media websites. We expense all of our R&D costs as they are incurred; however, costs related to internally developed software are capitalized.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Media R&D	$1,003	$854	17%	$2,095	$1,459	44%
Percentage of Media revenue	19%	15%		21%	14%

Media R&D expense increased $0.1 million and $0.6 million during the three and six months ended June 30, 2012, respectively, as compared to the same prior year periods primarily due to the hiring of individuals to develop and design features and enhancements on our Media websites, which increased headcount by four FTE.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(7,200)	$(10,039)
Investing activities	5,162	(856)
Financing activities	(261)	490
Effect of exchange rates on cash and cash equivalents	(2)	(5)
Net decrease in cash and cash equivalents	$(2,301)	$(10,410)

Our principal sources of cash as of June 30, 2012 were our existing cash and cash equivalents of $34.6 million.

Operating Activities

Net cash used in operating activities decreased $2.8 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This is primarily due to a decrease in net loss of $4.0 million, an increase in stock-based compensation expense of $0.7 million and an increase in changes in operating assets and liabilities of $2.0 million, partially offset by a $4.0 million gain on the sale of non-marketable securities. Changes in operating assets and liabilities consisted of decreases in cash used for accounts payable of $7.7 million, partially offset by increases in cash used for inventories of $6.3 million. Cash used for accounts payable decreased due to timing and our efforts to reduce accounts payable days. Cash used for inventories increased to support ThinkGeek growth and to build for the peak holiday season.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 of $5.2 million included proceeds of $6.0 million for the sale of the Company's series C-1 preferred stock investment in CollabNet, Inc., partially offset by $0.3 million of network equipment purchases for both of our e-Commerce and Media segments, $0.4 million of software and licenses purchases for our Media segment and $0.1 million in purchases associated with improving our Media websites. We are currently in the process of improving our Media websites so that they will have more functionality and offer additional features, which will help attract more customers and retain our existing customers.

Cash used in investing activities for six months ended June 30, 2011 was primarily $0.4 million for the expansion of our distribution equipment at our contract-fulfillment and warehouse provider and $0.5 million in purchases of property and equipment related to computer and equipment and leasehold improvements for relocating our corporate headquarters from Mountain View, California to Fairfax, Virginia.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2012 of $0.3 million included $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.2 million cash provided by the issuance of common stock from stock option exercises.

Cash provided by financing activities for the six months ended June 30, 2011 of $0.5 million included $0.7 million in cash provided by the issuance of common stock from stock option exercises, partially offset by $0.2 million of repurchases of our common stock. There were 4,868 shares repurchased under our odd-lot repurchase program, which expired during the first half of 2011, and there were 2,181 shares repurchased to satisfy tax withholding obligations that arose from the vesting of shares of restricted stock.

Liquidity

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support the e-Commerce business, market acceptance of our online products, the resources we devote to developing, marketing, selling and supporting our online products and websites, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

On December 12, 2011, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has a one-year term and the option of an applicable interest rate of 2.5% above one or three month LIBOR. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million dollars in Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2011, we were in default of certain covenants for which we received a waiver from Wells Fargo Bank. As of June 30, 2012, we were not in default of these covenants.

On May 11, 2012, we announced that our Board of Directors is exploring strategic alternatives with respect to our Media business, including the SourceForge, Slashdot and Freecode websites. We, along with our advisers, are evaluating a range of options to maximize shareholder value, including, but not limited to, a potential sale of our Media business, investing additional capital to expand the Media business, or other possible transactions involving the Media business. We may incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated and not currently estimable.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The revised guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. We adopted this standard on January 1, 2012. The adoption of this standard only impacts the presentation of our consolidated financial statements.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors discussed in our Form 10-K, with the exception of the following new risk to our Media business and updates to other risk factors as described below:

There are uncertainties introduced by our announcement of our exploration and evaluation of strategic alternatives to enhance shareholder value, and there can be no assurance that such process will result in a transaction being consummated, which could cause our stock price to decline.

On May 11, 2012, we announced that our Board of Directors is exploring strategic alternatives with respect to our online media business, including the SourceForge, Slashdot and Freecode websites. We, along with our advisers, are evaluating a range of options to maximize shareholder value, including, but not limited to, a potential sale of our Media business, investing additional capital to expand the Media business, or other possible transactions involving the Media business.

There can be no assurance that the exploration of strategic alternatives will result in any transaction and the process of exploring strategic alternatives could cause distractions and disruptions in our business, including diversion of management resources and difficulty retaining key employees. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. If no transaction were to occur, our stock price may decline to the extent that the current market price of our common stock reflects an expectation that a transaction will be completed.

Our risk factors related to our e-Commerce business entitled "We may be subject to product liability claims if people or property are harmed by the products we sell on our ThinkGeek web site, which could be costly to defend and subject us to significant damage claims" and “Increased focus on sales and use tax could subject us to liability for past sales and cause our future sales to decrease" have been modified to reflect recent developments. The modified risk factors read as follows:

We may be subject to product liability claims if people or property are harmed by the products we sell on our ThinkGeek web site, which could be costly to defend and subject us to significant damage claims.

Some of the products we offer for sale on our ThinkGeek web site such as consumer electronics, office products, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls, which could involve significant expense incurred by the Company. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim and could adversely affect our financial results. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim and could adversely affect our financial results. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability and even if some agreements provide for indemnification, it may be prohibitively costly or impossible to avail ourselves of the benefits of the protection.
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

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states and the U.S. Congress continue to consider initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales, and some states have adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. If any of these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

Our risk factor related to our Media business entitled “Unplanned system interruptions, capacity constraints or failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation" has been modified to reflect recent developments. The modified risk factor read as follows:

Unplanned system interruptions, capacity constraints or failure to effect efficient transmission of user communications and data over the Internet could harm our business and reputation.

The success of our Media business largely depends on the efficient and uninterrupted operation of the computer and communications hardware and network systems that power our web properties.  Substantially all of our computer and communications systems are located in a single data center near Chicago, Illinois. We have begun implementing a disaster recovery plan which we expect will be completed in 2013. Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.

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

Our risk factors related to our overall business entitled “We are exposed to risks associated with worldwide economic slowdowns and related uncertainties" and "Our business could be adversely affected if our consumer data protection measures are not seen as adequate or unauthorized persons disrupt or access our systems" have been modified to reflect recent developments. The modified risk factors read as follows:

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

Recent macroeconomic issues involving the broader financial markets, including the housing and credit system, European sovereign debt market and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our ThinkGeek products, display advertising and lead generation services are discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or suspend their purchases of our products and services. This could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures; and increased expense or inability to obtain future financing.

If negative macroeconomic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or unauthorized persons disrupt or access our systems.

As both of our Media and e-Commerce businesses operate on-line, we are at risk of cyber-attacks. For our Media business, we sell online advertising, and for our e-Commerce business, we sell goods online. Our Media and e-Commerce businesses involve the use of our proprietary information as well as the storage and transmission of customers' personally identifiable and proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. While we take measures to protect personally identifiable information from unauthorized access or disclosure, it is possible that our security controls over personally identifiable information may not prevent improper access or disclosure. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, an unauthorized party may be able to disrupt our operations or obtain access to our data or our customers' personally identifiable information or proprietary data. Due to the nature of sophisticated cyber-attacks, there is a risk that such attack may remain undetected for a period of time.

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

We outsource the operation of our network connectivity and work actively to maintain up-to-date security and defense measures. In 2011, management undertook a review of our security and privacy practices, and we are continuing to implement policies and practices as a result of the review and our ongoing reviews. If any of our outsourcing providers does not perform adequately, we may be exposed to greater risk of a cyber-attack.

Legislation in the United States as well as international laws and directives could result in compliance costs which may reduce our revenue and income, as well as governmental action should our compliance measures not be deemed satisfactory.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 1, 2012 to April 30, 2012	8,386	$14.55
May 1, 2012 to May 31, 2012	9,553	$13.34
June 1, 2012 to June 30, 2012	—	$—
Total	17,939

(1) All shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kenneth G. Langone
Kenneth G. Langone
President and Chief Executive Officer

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
Executive Vice President and Chief Financial Officer
Date: August 3, 2012