Form 10-Q
period 2012-09-30
Geeknet, Inc
filed 2012-11-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended September 30, 2012			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,547,092 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2012.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,922	$36,910
Accounts receivable, net of allowance of $10 and $27 as of September 30, 2012 and December 31, 2011, respectively	952	6,264
Inventories, net	22,672	8,935
Prepaid expenses and other current assets	12,756	2,377
Total current assets	74,302	54,486
Property and equipment, net	3,826	5,717
Other long-term assets	335	4,089
Total assets	$78,463	$64,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,759	$6,327
Deferred revenue	1,489	3,500
Accrued liabilities and other	1,841	3,409
Total current liabilities	15,089	13,236
Other long-term liabilities	77	71
Total liabilities	15,166	13,307
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,728 and 6,473 shares, as of September 30, 2012 and December 31, 2011, respectively; outstanding — 6,546 and 6,361 shares as of September 30, 2012 and December 31, 2011, respectively	7	7
Treasury stock	(2,172)	(978)
Additional paid-in capital	813,525	807,829
Accumulated other comprehensive income	(41)	(1)
Accumulated deficit	(748,022)	(755,872)
Total stockholders’ equity	63,297	50,985
Total liabilities and stockholders’ equity	$78,463	$64,292

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$17,260	$14,693	$52,574	$44,217
Cost of revenue	15,004	13,414	45,656	40,263
Gross margin	2,256	1,279	6,918	3,954
Operating expenses:
Sales and marketing	1,714	1,507	5,089	4,649
Research and development	1,117	497	2,792	1,324
General and administrative	2,635	2,645	7,629	7,124
Total operating expenses	5,466	4,649	15,510	13,097
Loss from operations	(3,210)	(3,370)	(8,592)	(9,143)
Gain on sale of non-marketable securities	—	—	4,021	—
Interest and other income (expense), net	(15)	(3)	(59)	(2)
Loss from continuing operations before income taxes	(3,225)	(3,373)	(4,630)	(9,145)
Income tax benefit	(1,226)	(262)	(1,759)	(746)
Net loss from continuing operations	(1,999)	(3,111)	(2,871)	(8,399)
Discontinued operations:
Income from discontinued operations, net of tax	10,362	428	10,722	1,182
Net income (loss)	$8,363	$(2,683)	$7,851	$(7,217)
Loss per share from continuing operations:
Basic	$(0.31)	$(0.49)	$(0.45)	$(1.33)
Diluted	$(0.31)	$(0.49)	$(0.45)	$(1.33)
Income per share from discontinued operations:
Basic	$1.60	$0.07	$1.67	$0.19
Diluted	$1.57	$0.07	$1.64	$0.19
Net income (loss) per share:
Basic	$1.29	$(0.42)	$1.22	$(1.14)
Diluted	$1.27	$(0.42)	$1.20	$(1.14)
Shares used in per share calculations:
Basic	6,483	6,337	6,438	6,306
Diluted	6,597	6,385	6,529	6,379

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$8,363	$(2,683)	$7,851	$(7,217)
Other comprehensive income (loss):
Foreign currency translation loss	(38)	3	(40)	7
Comprehensive income (loss)	$8,325	$(2,680)	$7,811	$(7,210)

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities from continuing operations:
Net income (loss)	$7,851	$(7,217)
Income from discontinued operations, net of tax	(10,722)	(1,182)
Loss from continuing operations	(2,871)	(8,399)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,076	876
Stock-based compensation expense	2,843	2,332
Provision for bad debts	21	26
Provision for excess and obsolete inventory	230	83
Provision for returns	717	738
Gain on sale of non-marketable securities	(4,021)	—
Loss on sale of assets, net	56	(66)
Changes in assets and liabilities:
Accounts receivable	(195)	(92)
Inventories	(13,967)	4,953
Prepaid expenses and other assets	(7,604)	(2,884)
Accounts payable	5,805	(8,616)
Deferred revenue	(250)	238
Accrued liabilities and other	(2,513)	(1,642)
Net cash used in operating activities	(20,673)	(12,453)
Cash flows from investing activities:
Purchase of property and equipment	(108)	(1,501)
Proceeds from sales of intangible assets, net	—	65
Proceeds from sale of non-marketable equity investment	6,000	—
Proceeds from sale of discontinued operations	17,000	—
Net cash provided by (used in) investing activities	22,892	(1,436)
Cash flows from financing activities:
Proceeds from issuance of common stock	249	757
Repurchase of stock	(1,194)	(355)
Net cash (used in) provided by financing activities	(945)	402
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(2,220)	2,175
Net cash provided by (used in) investing activities	1,958	(20)
Net cash (used in) provided by discontinued operations	(262)	2,155
Net increase (decrease) in cash and cash equivalents	1,012	(11,332)
Cash and cash equivalents, beginning of year	36,910	35,333
Cash and cash equivalents, end of period	$37,922	$24,001

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

Overview

On September 17, 2012 (the “Closing Date”), Geeknet, Inc. ("Geeknet" or the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dice Holdings, Inc. (“Dice”) and two of Dice’s subsidiaries, Dice Career Solutions, Inc. and eFinancialCareers Limited (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

Subsequent to the sale of the Company's Media business, Geeknet, Inc.'s business consists solely of its e-Commerce business that sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek website and wholesale channel. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). Revenue is generated by attracting traffic to the ThinkGeek website, by offering a broad range of products that are not available in traditional brick-and-mortar stores and by introducing new products to the ThinkGeek audience and fans on a regular basis. The Company also sells ThinkGeek products through its wholesale channel. The Company has wholesale partnerships with brick and mortar retailers that allow the Company to reach a new consumer audience and expand ThinkGeek's unique brand. The Company recently established and strengthened partnerships with retail store chains that have hundreds of locations throughout the United States and Canada.

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. This is due in part to the seasonal nature of the business with a disproportionate amount of sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K ("Form 10-K") filed with the Securities and Exchange Commission (“SEC”) .

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and September 30, 2011 and its cash flows for the nine months ended September 30, 2012 and September 30, 2011 have been made.

The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the three and nine months ended September 30, 2012 and 2011 in the Company's condensed consolidated statement of operations. The cash flows from the Media business' operating and investing activities are shown separately in cash flows from discontinued operations.

The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company's audited financial statements included on its Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the SEC and on the same basis as the annual financial statements. The assets and liabilities related to the Media business are included in their respective sections on the December 31, 2011 consolidated balance sheet as they did not meet the criteria for classification as assets held for sale at that date.

Certain prior period amounts have been reclassified to conform to the current period's presentation. Included in the condensed consolidated Statements of Cash Flows for the nine months ended September 30, 2011, there was $65 thousand included as net cash provided by prepaid expenses and other assets included in operating activities that is now included as proceeds from sales of intangible assets, net in investing activities. This amount relates to a payment in escrow for the sale of Ohloh website, including the developed technology and related equipment, to a third party.

2.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2012 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Net Revenue

Net revenue is derived from the online sale of consumer goods and from product sales through our wholesale channel. The Company recognizes revenue from sales of consumer goods or products when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of September 30, 2012 and December 31, 2011, $0.7 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at September 30, 2012 and December 31, 2011 relating to gift certificates was $0.7 million at each period.

The Company reserves an amount for estimated returns at the end of each reporting period. The Company generally gives customers a 90-day right to return products. These estimates are based on historical trends of amounts returned per revenue for a period. Reserves for returns at September 30, 2012 and December 31, 2011 were $0.2 million and $0.7 million, respectively.

The Company voluntarily ceased selling a product in July 2012 because of safety concerns. The Company is offering its customers who have purchased this product, the opportunity to return the product in exchange for a ThinkGeek credit. The Company believes the reserves for returns at September 30, 2012 to be adequate. The Company will adjust its reserves for returns as deemed appropriate based on future product returns.

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three and nine months ended September 30, 2012 and 2011. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs. See Note 7. Discontinued Operations for additional information.

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

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Prepaid expenses and deposits for inventory	$9,015	$1,991
Escrow receivable	3,000	—
Other current assets	741	386
Prepaid expenses and other current assets	$12,756	$2,377

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Computer and office equipment (useful lives of 2 to 4 years)	$638	$5,143
Distribution equipment (useful life of 5 years)	5,290	5,394
Furniture and fixtures (useful lives of 2 to 4 years)	143	347
Leasehold improvements (useful lives of lesser of estimated life or lease term)	220	365
Software (useful lives of 2 to 5 years)	393	700
Total property and equipment	6,684	11,949
Less: Accumulated depreciation and amortization	(2,858)	(6,232)
Property and equipment, net	$3,826	$5,717

Depreciation and amortization expense for property and equipment was $0.3 million for each of the three months ended September 30, 2012 and September 30, 2011, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Other long-term assets

Other long-term assets consist of the following (in thousands):

	September 30	December 31,
	2012	2011
Non marketable equity investment	$—	$1,979
Goodwill	—	1,675
Intangible assets, net	—	101
Other	335	334
Other long-term assets	$335	$4,089

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

The carrying value of the investment is included in Other long-term assets and was zero and $2.0 million at September 30, 2012 and December 31, 2011.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued employee compensation and benefits	$1,319	$2,175
Other accrued liabilities	522	1,234
Accrued liabilities and other	$1,841	$3,409

4.     Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds which is measured and recorded at fair value on a recurring basis at each reporting period using Level 1 inputs. The following tables show the fair value of the amounts held in money market funds at each reporting period (in thousands).

	September 30, 2012
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,265	$—	$—	$18,265

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,263	$—	$—	$18,263

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three and nine months ended September 30, 2011, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Loss from continuing operations	(1,999)	(3,111)	(2,871)	(8,399)
Income from discontinued operations, net of tax	10,362	428	10,722	1,182
Net income (loss)	$8,363	$(2,683)	$7,851	$(7,217)

Weighted average shares - basic	6,483	6,337	6,438	6,306
Dilutive effect of stock-based awards	114	48	91	73
Weighted average shares - dilutive	6,597	6,385	6,529	6,379

Loss per share from continuing operations:
Basic	$(0.31)	$(0.49)	$(0.45)	$(1.33)
Diluted	$(0.31)	$(0.49)	$(0.45)	$(1.33)

Income per share from discontinued operations:
Basic	$1.60	$0.07	$1.67	$0.19
Diluted	$1.57	$0.07	$1.64	$0.19

Net income (loss) per share:
Basic	$1.29	$(0.42)	$1.22	$(1.14)
Diluted	$1.27	$(0.42)	$1.20	$(1.14)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive securities:
Options to purchase common stock	107	212	40	165
Unvested restricted stock units	186	228	263	113
Total	293	440	303	278

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire or are canceled.  In May 2011, the Company's stockholders approved the addition of 200,000 shares of common stock available for issuance under the 2007 Plan. At September 30, 2012, a total of 227,198 shares of common stock were available for issuance under the 2007 Plan.

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

Stock Options

The following table summarizes option activities from December 31, 2011 through September 30, 2012:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	411,726	$20.47
Granted	4,269	$18.02
Exercised	(19,547)	$12.75
Canceled	(120,035)	$20.68
Outstanding as of September 30, 2012	276,413	$20.89	7.2	$655
Vested or expected to vest at September 30, 2012	256,496	$20.76	7.1	$641
Exercisable at September 30, 2012	167,820	$20.55	6.3	$514

The total intrinsic value of options exercised for the three months ended September 30, 2012 and September 30, 2011 was insignificant for both periods, and for the nine months ended September 30, 2012 and September 30, 2011 was $0.1 million and $0.5 million, respectively. The Company issues new shares upon the exercise of options. The weighted average grant date fair value for the three months ended September 30, 2012 and September 30, 2011 was $7.20 and $14.25, respectively. The weighted average grant date fair value for the nine months ended September 30, 2012 and September 30, 2011 was $7.51 and $14.00, respectively.  For the three and nine months ended September 30, 2012 and September 30, 2011, no tax benefit was realized from exercised options.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (years)	3.00	4.50	3.03	4.41
Risk-free interest rate	0.4%	0.7%	0.4%	1.2%
Volatility	60%	88%	63%	74%
Dividend yield	—	—	—	—

Restricted Stock

Outstanding restricted stock units granted to employees vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2011 through September 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2011	388,318	$23.65
Granted	163,164	$16.28
Restricted Stock Release	(233,265)	$22.46
Canceled	(90,483)	$18.26
Outstanding as of September 30, 2012	227,734	$21.73

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$95	$54	$269	$134

Sales and marketing	$37	$15	$108	$36
Research and development	53	17	72	39
General and administrative	651	824	2,394	2,123
Included in operating expenses	741	856	2,574	2,198

Total stock-based compensation expense	$836	$910	$2,843	$2,332

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods, if necessary.

As of September 30, 2012, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$499	2.3
Restricted Stock Units	$2,956	1.4

7.  Discontinued Operations

On May 11, 2012, the Company announced that its Board of Directors was exploring strategic alternatives with respect to the Company's Media business, including the SourceForge, Slashdot and Freecode websites. The Company and its advisers evaluated a range of options to maximize shareholder value, including, but not limited to, selling the Media business. On September 17, 2012, Geeknet, Inc. entered into a Purchase Agreement with Dice and two of Dice’s subsidiaries, (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business segment, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

In accordance with the terms of the Purchase Agreement, the Buyers paid to the Company $20.0 million in cash, of which $3.0 million was deposited by the Buyers into an escrow account for a period of twelve months after the Closing Date in order to secure the Company’s indemnification obligations to the Buyers for breaches of the Company’s representations, warranties, covenants and other obligations under the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring the Company not to solicit or hire certain employees of the Buyers or compete with the Purchased Business for a period of three years.  The Company and Dice have also agreed to provide certain transition services to one another following the Closing Date for a period of up to six months.

The following shows revenues, gross profit and income from discontinued operations, net of tax from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$3,848	$5,007	$13,876	$15,470
Gross profit	$2,658	$3,814	$10,500	$11,471

(Loss) income from discontinued operations	$(2,343)	$691	$(1,437)	$1,906
Gain on sale of discontinued operations	14,042	—	14,042	—
Income tax provision from discontinued operations	1,337	263	1,883	$724
Income from discontinued operations, net of tax	$10,362	$428	$10,722	$1,182

Gross profit and (loss) income from discontinued operations do not include allocated corporate costs that were previously allocated to the Company's Media segment. The $14.0 million gain on the sale of the Media business is the the selling price of $20.0 million less the carrying value of certain assets and liabilities assumed by the Buyers, offset by transaction costs of $1.1 million. The carrying value of the total assets and total liabilities included in the Purchased Business were $8.3 million and $3.4 million, respectively. The gain on the sale of discontinued operations is a preliminary estimate and assumes a full recovery of the $3.0 million held in escrow. The gain is also subject to adjustments based upon final allocation of revenues and expenses to the Company and the Buyers which is expected to be completed prior to year end. The tax provision recorded on discontinued operations for the three and nine months ended September 30, 2012 and 2011 represents the tax based upon the with and without method.

8.  Segment Information

Prior to the sale of the Company's Media business on September 17, 2012, the Company had two strategic business segments that offered different products and services, e-Commerce and Media. The Company currently has one segment, e-Commerce, that sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek website and wholesale channel.

9.      Commitments and Contingencies

On October 3, 2007, a purported Geeknet (formerly known as VA Linux Systems, Inc.) shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934 (“Exchange Act”), which prohibits short-swing trading, against the Company's IPO underwriters. On June 11, 2012, the Plaintiff voluntarily dismissed the action with prejudice. On August 29, 2012, the same Plaintiff sent a demand to the Company requesting the Company commence an action under Section 16(b) of the Exchange Act against Credit Suisse Securities (USA) LLC, one of the Company's IPO underwriters based on similar allegations as in Plaintiff's prior lawsuit. The Company believes that pursuing the claim would not be in the best interests of the Company and therefore did not take the action requested in the letter. On November 2, 2012, the Plaintiff filed a complaint in the United States District Court for the Western District of Washington under Section 16(b) of the Exchange Act against Credit Suisse Securities (USA) LLC seeking disgorgement of short-swing trading profits (Simmonds v. Credit Suisse Securities (USA) LLC, No. 12-cv-01937). The Company was named as a nominal plaintiff in the suit, and no recovery is sought against the Company.
    During July 2012, the Consumer Product Safety Commission ("CPSC") filed an administrative complaint against the maker of a product that is sold on the Company's ThinkGeek website. The CPSC complaint does not name ThinkGeek or Geeknet as a party. This complaint is in its early stages; however, the Company voluntarily ceased selling this product due to the safety concerns raised by the CPSC. The Company is offering its customers who have purchased this product the opportunity to return the product in exchange for a ThinkGeek credit. This exchange is being offered through August 31, 2013. Due to the early stages of this complaint, the ultimate outcome could differ materially from our estimates.
During September 2012, the Company sold its Media business for $20.0 million of which $3.0 million was deposited by the Buyers into an escrow account for a period of twelve months after the Closing Date in order to secure the Company’s indemnification obligations to the Buyers for breaches of the Company’s representations, warranties, covenants and other obligations under the Purchase Agreement. The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million.
The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At September 30, 2012 and December 31, 2011, no liability was recorded for outstanding matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; sources of revenue; gross margins; financial performance and results of operations; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our intent to continue to invest in establishing our brand identity; competition, competitors and our ability to compete; liquidity and capital resources; the outcome of any litigation to which we are a party; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in Part II., Item 1A Risk Factors, included elsewhere in this Form 10-Q. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2012 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Prior to September 17, 2012, we had two operating segments: e-Commerce and Media. e-Commerce sells technology-themed retail products for technology enthusiasts and others through our ThinkGeek website and our wholesale channel. Our Media segment provided web properties that served as platforms for the creation, review and distribution of online peer produced content, using our Media websites, SourceForge, Slashdot, and Freecode.

On May 11, 2012, we announced that our Board of Directors was exploring strategic alternatives with respect to our Media business, including the SourceForge, Slashdot and Freecode websites. We, along with our advisers, evaluated a range of options to maximize shareholder value, including, but not limited to, selling the Media business. We received bids from various organizations interested in purchasing the Media business and reviewed each one carefully with our advisers.

On September 17, 2012 (the “Closing Date”), we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dice Holdings, Inc. (“Dice”) and two of Dice’s subsidiaries, Dice Career Solutions, Inc. and eFinancialCareers Limited (collectively, the “Buyers”) pursuant to which the Buyers purchased our Media business, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

Our Board of Directors and management believe that selling the Media business will allow us to focus on our business strategies to grow and improve our e-Commerce business and our ThinkGeek sourced and custom developed products by our product development team ("GeekLabs"). We believe the proceeds generated from the sale of the Media business and management's ability to solely focus on our core e-Commerce business will result in a positive impact to our future business strategy.

In accordance with the terms of the Purchase Agreement, the Buyers paid us $20.0 million in cash, of which $3.0 million was deposited by the Buyers into an escrow account for a period of twelve months after the Closing Date in order to secure our indemnification obligations to the Buyers for breaches of our representations, warranties, covenants and other obligations under the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring us not to solicit or hire certain employees of the Buyers or compete with the Purchased Business for a period of three years.  We have also agreed with Dice to provide certain transition services to one another following the Closing Date for a period of up to six months.

We sell technology-themed retail products for technology enthusiasts and others through our ThinkGeek website and our wholesale channel. We offer a broad range of unique products in a single web property that are not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative GeekLabs products developed in-house. We have several wholesale partnerships with brick and mortar retailers that allow us to reach a new consumer audience and expand our unique brand. We have recently established and strengthened partnerships with certain retail store chains that have hundreds of locations throughout the United States and Canada.

ThinkGeek's business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our exclusive GeekLabs products, and by increasing traffic to our site and customer conversion. We attract traffic to our sites by using a variety of traditional online and direct retail marketing channels including paid search and e-mail to our customers and followers. We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness and to communicate with our customers.

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

Each year we initiate programs and promotions to attract additional customers and increase sales to our existing customer base. This year we enhanced our Geek Points program by making the program more flexible for our customers and we expect to continue to implement improvements next year. We regularly send direct marketing e-mails to our customers and we increase the number of e-mails and promotions during the fourth quarter in preparation for the holiday season. We also utilize Facebook, Twitter and YouTube to generate interest in our new product launches.

We currently use the following key metrics to measure our e-Commerce business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unique visitors (in thousands) (1)	19,599	16,176	56,686	46,076
Number of orders received (in thousands) (2)	284	234	887	748
Conversion rate	1.45%	1.45%	1.56%	1.62%
Average order value received (3)	$65	$64	$62	$62

Number of orders shipped (in thousands) (4)	279	241	892	779
Average order value shipped (3) (5)	$62	$61	$59	$57

(1)
Unique visitors is the total of unique visitors for the ThinkGeek website during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our website to help us determine the effectiveness of our online marketing efforts.

(2)
The number of orders received represents all orders placed on the ThinkGeek website during each period shown and does not necessarily correlate to revenue recognized during the period. For example, some orders placed on the ThinkGeek website at the end of a reporting period are recognized as revenue in the subsequent reporting period because delivery had not yet occurred.

(3)
Average order value received or shipped is calculated by the total sales for orders received or shipped divided by the number of orders received or shipped. Average order value can vary depending on, but not limited to, seasonality, promotions, the number of volume sales in a given period, the competitive environment and economic conditions.

(4) The number of orders shipped represents all orders associated with the amount of revenue recognized for ThinkGeek for the period presented.

(5) Wholesale channel sales contributed to the total average order value shipped. Excluding wholesale channel sales, average order value shipped for ThinkGeek website orders was $57 and $58 for the three months ended September 30, 2012 and 2011 and $55 and $54 for the nine months ended September 30, 2012 and 2011.

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

Net Revenue

Net revenue is derived from the online sale of consumer goods and from product sales through our wholesale channel. We recognize revenue from consumer goods or product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of September 30, 2012 and December 31, 2011, $0.7 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

We also engage in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at September 30, 2012 and December 31, 2011 relating to gift certificates was $0.7 million at each period.

We reserve an amount for estimated returns at the end of each reporting period. We generally give customers a 90-day right to return products. These estimates are based on historical trends of amounts returned per revenue for a period. Reserves for returns at September 30, 2012 and December 31, 2011 were $0.2 million and $0.7 million, respectively. This decrease was due to the seasonality effect from holiday sales occurring at year end.

We voluntarily ceased selling a product in July 2012 because of safety concerns. We are offering our customers who have purchased this product, the opportunity to return the product in exchange for a ThinkGeek credit. We believe the reserves for returns at September 30, 2012 to be adequate. We will adjust our reserves for returns as deemed appropriate based on future product returns.
Inventories

Inventories consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. We review inventories each quarter and, when required, reduce estimated excess and obsolete inventories to their net realizable values.

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

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three and nine months ended September 30, 2012 and 2011. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs.

Results of Operations and Discontinued Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.9	91.3	86.8	91.1
Gross margin	13.1%	8.7%	13.2%	8.9%
Operating expenses:
Sales and marketing	9.9	10.3	9.7	10.5
Research and development	6.5	3.4	5.3	3.0
General and administrative	15.3	18.0	14.5	16.1
Total operating expenses	31.7%	31.7%	29.5%	29.6%
Loss from operations	(18.6)	(23.0)	(16.3)	(20.7)
Gain on Sale of non-marketable securities	—	—	7.6	—
Interest and other income (expense), net	(0.1)	—	(0.1)	—
Loss from continuing operations before income taxes	(18.7)	(23.0)	(8.8)	(20.7)
Income tax benefit	(7.1)	(1.8)	(3.3)	(1.7)
Net loss from continuing operations	(11.6)%	(21.2)%	(5.5)%	(19.0)%
Income from discontinued operations, net of tax	60.0%	2.9%	20.4%	2.7%
Net income (loss)	48.5%	(18.3)%	14.9%	(16.3)%

Net Revenue

Net revenue is derived from the sale of consumer goods at retail on our ThinkGeek website and from our wholesale channel, and includes shipping, net of returns and allowances. These consumer goods are typically electronics, toys, gadgets, apparel, edibles, geek-themed and other specialty or unique items. Our customers are primarily technology enthusiasts and general consumers. We sell and ship our products domestically and internationally.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Net revenue	$17,260	$14,693	17%	$52,574	$44,217	19%

    Net revenue increased $2.6 million and $8.4 million during the three and nine months ended September 30, 2012 as compared to the same prior year periods primarily due to an increase in the number of orders placed through our ThinkGeek website and an increase in revenue through our wholesale channel as compared to the prior year period.
The number of unique visitors increased 21% and 23% during the three and nine month periods ended September 30, 2012, respectively, as compared to the same prior year periods. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through advertising and media coverage.
Wholesale revenue to retailers and brick and mortar stores increased $0.7 million and $1.6 million during the three and nine month periods ended September 30, 2012, respectively, as compared to the same prior year periods ended September 30, 2011. These increases are the result of the ThinkGeek sales team strengthening relationships with our existing wholesale clients and acquiring new clients who have particular interest in ThinkGeek products. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing partnerships.
    Thinkgeek products are sold in the U.S. and internationally. The majority of Thinkgeek sales are in the U.S. and were 77% and 79% of total sales for each of the three months ended September 30, 2012 and September 30, 2011, respectively, and 80% and 82% of total sales for each of the nine months ended September 30, 2012 and September 30, 2011, respectively. International sales continue to grow and were 23% and 21% of total net sales for each of the three months ended September 30, 2012 and September 30, 2011, respectively, and 20% and 18% for each of the nine months ended September 30, 2012 and 2011, respectively. We have been focused on increasing Thinkgeek awareness in other countries and increasing our ability to ship to other countries which have resulted in the increase in sales internationally.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended September 30,			Nine Months Ended September 30, 2012
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Cost of revenue	$15,004	$13,414	12%	$45,656	$40,263	13%
Gross margin	$2,256	$1,279	76%	$6,918	$3,954	75%
Gross margin %	13%	9%		13%	9%

Cost of revenues increased $1.6 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to higher sales. Also, contributing to the increase is a $0.2 million reserve to inventory for a product that we sell on our ThinkGeek website. The Consumer Product Safety Commission filed an administrative complaint against the maker of this product because of safety concerns, particularly to children. As other retailers have done, we voluntarily suspended the sales of this product in late July 2012. We do not anticipate this to have a material impact on net revenues.

Cost of revenues increased $5.4 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to higher sales and the $0.2 million reserve to inventory for a certain product as described above.

Gross margin as a percentage of revenues for the three and nine months ended September 30, 2012 increased by four percentage points due to our efforts in reducing fulfillment and outbound shipping costs and improvements in inventory management. We also continued to create efficiencies in inventory management throughout the past year which led to fewer discontinued inventory discounts and reduced write downs of obsolete inventory.

Also contributing to the increase in gross margins is a decrease in seventeen full-time equivalents ("FTEs"). During the first quarter of 2012, we began outsourcing our ThinkGeek customer service department, which reduced FTEs. We also redirected certain of our workforce from merchandising, included as cost of revenue, to developing our own innovative products in our GeekLabs, included in research and development.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Sales and marketing	$1,714	$1,507	14%	$5,089	$4,649	9%
Percentage of total net revenue	10%	10%		10%	11%

Sales and marketing expenses increased $0.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to an increase of $0.3 million in personnel and related overhead expenses due to certain individuals that were transferred to the sales and marketing department during the third quarter of 2012 and severance costs of $0.1 million. This increase was partially offset by a decrease of $0.2 million in marketing expenses primarily due our decision to discontinue printing large catalogs.

Sales and marketing expenses increased $0.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to an increase of $0.8 million in personnel and related overhead expenses because of an average of five additional FTE in our marketing workforce as compared to the same prior year period, partially offset by a decrease in marketing expenses of $0.3 million and $0.2 million of cost savings in credit card fees. Marketing expenses are lower primarily due to our decision to discontinue printing large catalogs. Our credit card fees are lower because during the fourth quarter of 2011 we reduced our fees by changing our credit card processing vendor.

Sales and marketing as a percentage of sales decreased one percentage point during the nine months ended September 30, 2012 as compared to the same period in the prior year period primarily due to a decrease in credit card fees.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related overhead expenses for GeekLabs and product developers for ThinkGeek.  We expense all of our research and development costs as they are incurred.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Research and development	$1,117	$497	125%	$2,792	$1,324	111%
Percentage of total net revenue	6%	3%		5%	3%

Research and development expense increased $0.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to our increased focus on testing and developing our own GeekLabs innovative products. We redirected certain of our workforce and hired new employees for our internal development center, GeekLabs, which resulted in an increase of $0.4 million in personnel and related overhead expenses. Also contributing to the increase are $0.1 million in fees related to developing prototypes of GeekLabs custom products and $0.1 million rent expense for equipment used in our new data recovery site built this year.

Research and development expense increased $1.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to our increased focus on developing our own GeekLabs innovative products, which resulted in an increase of $0.9 million in personnel and related overhead expenses. Also contributing to the increase are $0.3 million rent expense for equipment used in our new data recovery site built this year.

Research and development as a percentage of net sales increased 3 percentage points and 2 percentage points in the three and nine months ended September 30, 2012 as compared to the same prior year periods primarily due to higher personnel and related overhead expenses as a percentage of sales.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
General and administrative	$2,635	$2,645	—%	$7,629	$7,124	7%
Percentage of total net revenue	15%	18%		15%	16%

General and administrative expenses remained unchanged for the three months ended September 30, 2012 as compared to the three months ended September 30, 2012.

General and administrative expenses increased $0.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2012. This is primarily due to an increase in professional services fees of $0.5 million and an increase of $0.3 million in stock-based compensation. These increases were partially offset by nonrecurring severance costs of $0.2 million that occurred in the prior year period related to the resignation of our ThinkGeek Chief Executive Officer.

General and administrative expenses as a percentage of total net revenue improved by three and one percentage points in the three and nine months ended September 30, 2012 as compared to the same prior year periods primarily due to the significant investments in our ThinkGeek business and our leadership that occurred in the prior year period.

Gain on Sale of Non-Marketable Securities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Gain on sale of non-marketable securities	$—	$—	nm	$4,021	$—	nm

nm= not meaningful

    As of December 31, 2011, we owned approximately 9% of the outstanding capital stock of CollabNet, Inc. (“CollabNet”), which consist of shares of CollabNet’s Series C-1 preferred stock. This investment was accounted for under the cost method as we held less than 20% of the voting stock of CollabNet and did not otherwise exercise significant influence over CollabNet.

    On April 5, 2012, we sold our Series C-1 preferred stock investment in CollabNet, Inc. to a third party for $6.0 million. The carrying value of the investment at the time of the sale was $2.0 million and as such, a gain of $4.0 million was recognized during the second quarter of 2012. The carrying value of the investment was zero and $2.0 million at September 30, 2012 and December 31, 2011.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Interest income	$—	$1	(100)%	$1	$1	—%
Other income (expense), net	(15)	(4)	275%	(60)	(3)	1,900%
Interest and other income (expense), net	$(15)	$(3)	400%	$(59)	$(2)	2,850%

Interest and other income (expense), net during the three months ended September 30, 2012 primarily consisted of foreign currency gains and losses, partially offset by other income. Interest and other income (expense), net during the and nine months ended September 30, 2012, consisted primarily of penalties and credit facility fees and other expenses.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30, 2012
	2012	2011	% Change	2012	2011	% Change
($ in thousands)
Income tax benefit	$(1,226)	$(262)	368%	$(1,759)	$(746)	136%

The income tax benefits recognized for the three and nine months ended September 30, 2012 and 2011 represent the tax benefit that would be recognized from continuing operations calculated on a with and without basis.  This benefit was recognized as we are able to reduce the income tax expense derived from the income from discontinued operations in each period.

As of December 31, 2011, we had $280.6 million of federal net operating loss carry-forwards available to offset future federal taxable income, which expire at various dates through 2030.  A significant part of these net operating losses may be limited due to historical changes in ownership as defined by the Internal Revenue Code. We also have California net operating loss carry forwards of approximately $75.9 million to offset future California taxable income, which expire at various dates beginning in 2017. We have not recognized any benefit from these net operating loss carry-forwards and a valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the assets based on our limited history of profitability and the uncertainty of future profitability.

Discontinued Operations, Net of Tax

	Three Months Ended September 30,		Nine Months Ended September 30, 2012
	2012	2011	2012	2011
($ in thousands)
(Loss) income from discontinued operations	$(2,343)	$691	$(1,437)	$1,906
Gain on sale of discontinued operations	$14,042	$—	$14,042	$—
Income tax provision from discontinued operations	1,337	263	1,883	724
Income from discontinued operations, net of tax	$10,362	$428	$10,722	$1,182

Due to the sale of our Media business on September 17, 2012, the results of the Media business are classified as (Loss) income on discontinued operations for the three and nine months ended September 30, 2012 and 2011. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs.

On September 17, 2012, we entered into a Purchase Agreement with Dice pursuant to which the Buyers purchased our Media business, including the SourceForge, Slashdot and Freecode websites and assumed certain related liabilities. In accordance with the terms of the Purchase Agreement, the Buyers paid Geeknet $20.0 million in cash of which $3.0 million was deposited by the Buyers into an escrow account. The $14.0 million gain on the sale of the Media business is the the selling price of $20.0 million less the carrying value of certain assets and liabilities assumed by the Buyers, offset by transaction costs of $1.1 million. The gain on disposal is a preliminary estimate and assumes a full recovery of the $3.0 million held in escrow. The gain is also subject to adjustments based upon final allocation of revenues and expenses to us and the Buyers which is expected to be completed prior to year end. The tax provision recorded on discontinued operations for the three and nine months ended September 30, 2012 and 2011 represents the tax based upon the with and without method.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(20,673)	$(12,453)
Investing activities	22,892	(1,436)
Financing activities	(945)	402
Net cash (used in) provided by discontinued operations	(262)	2,155
Net increase (decrease) in cash and cash equivalents	$1,012	$(11,332)

Our principal sources of cash as of September 30, 2012 were our existing cash and cash equivalents of $37.9 million.

Operating Activities

Net cash used in operating activities increased $8.2 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as a result of improved profitability from continuing operations of $1.6 million, excluding the $4.0 million gain on sale of non-marketable securities, offset by a change in assets and liabilities of $10.7 million. The changes in assets and liabilities was primarily due to an increase in cash used to purchase inventory due to our efforts to have sufficient levels on hand to meet holiday demands and reduce back order or out of stock occurrences.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2012 of $22.9 million included proceeds of $17.0 million for the sale of the Company's Media business and proceeds of $6.0 million for the sale of the Company's series C-1 preferred stock investment in CollabNet, Inc.

Cash used in investing activities for nine months ended September 30, 2011 of $1.4 million was primarily due to the expansion of our distribution equipment at our contract-fulfillment and warehouse provider and purchases of property and equipment related to computer and equipment and leasehold improvements for relocating our corporate headquarters from Mountain View, California to Fairfax, Virginia.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2012 of $0.9 million included $1.2 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.2 million cash provided by the issuance of common stock from stock option exercises.

Cash provided by financing activities for the nine months ended September 30, 2011 of $0.4 million included $0.8 million in cash provided by the issuance of common stock from stock option exercises, partially offset by $0.4 million of repurchases of our common stock.

Net Cash Provided By Discontinued Operations

Cash flow from discontinued operations includes operating and investing activities that have been reported separately in the condensed consolidated statements of cash flows. The absence of cash flows from discontinued operations in our ongoing operations is not expected to materially impact our future cash flow or liquidity due to the relatively modest amounts historically contributed by the discontinued operations.

Liquidity

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support the e-Commerce business, market acceptance of our online products, the resources we devote to developing, marketing, selling and supporting our online products and website, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

On December 12, 2011, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has a one-year term and the option of an applicable interest rate of 2.5% above one or three month LIBOR. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million dollars in Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2011, we were in default of certain covenants for which we received a waiver from Wells Fargo Bank. As of September 30, 2012, we were not in default of these covenants.

On September 17, 2012 we entered into an Asset Purchase Agreement with Dice pursuant to which the Buyers purchased our Media business, including the SourceForge, Slashdot and Freecode websites and assumed certain related liabilities. In accordance with the terms of the Purchase Agreement, the Buyers paid us $20.0 million in cash, of which $3.0 million was deposited by the Buyers into an escrow account for a period of twelve months after the Closing Date in order to secure our indemnification obligations to the Buyers for breaches of our representations, warranties, covenants and other obligations under the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring us not to solicit or hire certain employees of the Buyers or compete with the Purchased Business for a period of three years.  We have also agreed with Dice to provide certain transition services to one another following the Closing Date for a period up to six months.

We expect to devote capital resources to continue our e-Commerce research and development efforts, to invest in our sales, support, marketing and product development organizations, to enhance and introduce marketing programs, to invest in capital projects to continue to support our operations, distribution and related support systems and infrastructure, and for other general corporate activities and investments.  We do not believe that the absence of cash flows from our Media business will significantly impact our cash balances as the majority of cash generated is derived from our e-Commerce sales. We believe that our existing cash balances will be sufficient to meet near term liquidity needs.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following risk factors have been updated to reflect the new structure of our business subsequent to the sale of our Media business on September 17, 2012.

Risks Related To Our e-Commerce Business

If ThinkGeek fails to launch new and innovative products, the demand for our products may be limited and our revenue will be adversely affected.

In order to attract customers to our site, we must continually release new and innovative products, including products internally developed by GeekLabs.  In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our site.  The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including:

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

In addition, when we launch a new product, it is difficult to accurately forecast customer demand.  Certain products, especially custom manufactured products or products purchased from outside the United States may require significant lead-time, payment or partial payment prior to shipment, and may not be returnable. We carry a broad selection of products and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.  Failure to properly assess our inventory needs could adversely affect our financial results.

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

Our ThinkGeek business is dependent on the uninterrupted and highly-available operation of our website. We experience periodic service interruptions with our ThinkGeek web site. Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks. If we fail to provide customers with such access to our web site at the speed and performance which they require, our ThinkGeek sales and business reputation will be adversely affected.

Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If our web site experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected. In the third quarter of 2012, we moved our disaster recovery site to Dallas, Texas from Chicago, Illinois.

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

We may be subject to product liability claims if people or property are harmed by the products we sell on our ThinkGeek website, which could be costly to defend and subject us to significant damage claims.

Some of the products we offer for sale on our ThinkGeek website such as consumer electronics, office products, toys, computers and peripherals, toiletries, beverages, food items and clothing, may expose us to product liability or product safety claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls, which could involve significant expense incurred by the Company. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim and could adversely affect our financial results. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim and could adversely affect our financial results. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability and even if some agreements provide for indemnification, it may not be possible or practical to avail ourselves of the benefits of the protection.

Increased focus on sales and use tax could subject us to liability for past sales and cause our future sales to decrease.

We do not collect sales or other taxes on shipments of our goods into most states in the United States or internationally. The relocation of our fulfillment center or customer service centers or any future expansion of them, along with other aspects of our business, may result in additional sales and other tax obligations. We do not collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold that are delivered outside of the United States as our terms of sale provide that the customer is responsible for such expenses. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction e-Commerce companies. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

Risks Related To Our Financial Results

Certain factors specific to our business over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to ThinkGeek

•	the spending habits of our ThinkGeek customers

•	our ability to keep our ThinkGeek website operational at a reasonable cost

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

From time to time, the Financial Accounting Standards Board (“FASB”) may issue updates to the FASB Accounting Standards Codification. A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting our business, including rules relating to fair value accounting, revenue recognition, share-based payments and financial instruments have recently been revised or are under review. The SEC has issued a work plan regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS“). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).

If we fail to adequately monitor and minimize our use of existing cash, we may need additional capital to fund continued operations beyond the next 12 months.

We must continue to closely monitor the use of our existing cash, cash equivalents and marketable securities. In addition, our existing marketable securities may not provide us with adequate liquidity when needed. While we believe we will not require additional capital to fund continued operations for the next 12 months, we may require additional funding within this time frame, and this additional funding, if needed, may not be available on terms acceptable to us, or at all. A slowdown in ThinkGeek spending or an increased working capital requirement for our ThinkGeek inventory, as well as other factors that may arise, could affect our future capital requirements and the adequacy of our available funds. As a result, we may be required to raise additional funds through private or public financing facilities, strategic relationships or other arrangements. Any additional equity financing would likely be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants on our operations and financial condition. Our inability to raise capital when needed could seriously harm our business.

Furthermore, if we fail to adequately deploy or invest the cash we received in our September 17, 2012 sale of our former Media business, our financial results could be adversely affected.

We have a history of losses and may incur net losses in the foreseeable future. Failure to attain consistent profitability may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We have an accumulated deficit of $748 million as of September 30, 2012.  We may continue to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

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

Increased competition in our ThinkGeek business could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and financial results.

Risks Related To Intellectual Property

We are vulnerable to claims that our ThinkGeek website infringes third-party intellectual property rights.  Any resulting claims against us could be costly to defend or subject us to significant damages.

We expect that our ThinkGeek website will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of web properties in different Internet industry segments overlap. The scope of United States patent protection for software is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may fail to perform patent searches and may therefore unknowingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against our web offerings.  A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause interruption in our ThinkGeek website. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on acceptable terms. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to offer our products in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay release of our products and increase our costs. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenue, and increase our costs.

We rely on a combination of copyright, trademark, patent and trade secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our ThinkGeek website, or products and services offered thereon or obtain and use information that we regard as proprietary to create sites that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our ThinkGeek website and proprietary information will increase.

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

Recent macroeconomic issues involving the broader financial markets, including the housing and credit system, European sovereign debt market and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our ThinkGeek products are discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or suspend their purchases of our products. This could impact our business in a number of ways, including lower prices for our products and reduced or delayed sales. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency of key suppliers resulting in product delays; customer insolvencies; counterparty failures; and increased expense or inability to obtain future financing.

If negative macroeconomic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or unauthorized persons disrupt or access our systems.

As our e-Commerce business sells goods and operates on-line, we are at risk of cyber-attacks. Our e-Commerce business involves the use of our proprietary information as well as the storage and transmission of customers' personally identifiable and proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. While we take measures to protect personally identifiable information from unauthorized access or disclosure, it is possible that our security controls over personally identifiable information may not prevent improper access or disclosure. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, an unauthorized party may be able to disrupt our operations or obtain access to our data or our customers' personally identifiable information or proprietary data. Due to the nature of sophisticated cyber-attacks, there is a risk that such attack may remain undetected for a period of time.

A security breach that leads to disclosure of our proprietary information may compromise our ability to compete in the marketplace by allowing others to use our proprietary information to develop similar or competitive products. A security breach that leads to disclosure of user or consumer information (including sensitive personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A cyber-attack, such as a denial of service attack, that renders our site inoperable would result in adverse consequences, including significant loss of revenues. Any security breach may also cause us to expend significant resources to restore system functionality and incur costs to deploy additional personnel, protection technologies and third party consultants to defend against a future security breach.

We outsource the operation of our network connectivity and work actively to maintain up-to-date security and defense measures. In 2011, management undertook a review of our security and privacy practices, and we are continuing to implement policies and practices as a result of the review and our ongoing reviews. If any of our outsourcing providers do not perform adequately, we may be exposed to greater risk of a cyber-attack.

Legislation in the United States as well as international laws and directives could result in compliance costs which may reduce our revenue and income, as well as governmental action should our compliance measures not be deemed satisfactory.

We depend on third parties to provide a number of products and services, subjecting us to significant operational risks.
        We currently depend on a number of third-party providers, and this reliance subjects us to significant operational risks, any of which could impair our ability to deliver products to our customers should they occur. These risks include:

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the nine months ended September 30, 2012, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $12.68 to $21.42 per share and the closing sale price on September 30, 2012, the last trading day of our third quarter, was $19.35 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems, including dissemination of our customer's personally identifiable information, caused by breaches in security.

System disruptions could adversely affect our future operating results.

Our ability to attract and maintain relationships with customers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. In the past year, our ThinkGeek website has experienced unplanned service interruptions. We will continue to suffer future interruptions from time to time whether due to capacity constraints, natural disasters, telecommunications failures, other system failures, rolling blackouts, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenue and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1, 2012 to July 31, 2012	—	$—
August 1, 2012 to August 31, 2012	—	$—
September 1, 2012 to September 30, 2012	39,940	$18.62
Total	39,940

(1) All shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

2.1
Asset Purchase Agreement between Geeknet, Inc., Dice Holdings, Inc., Dice Career Solutions, Inc, and eFinancialCareers Limited dated September 17, 2012 (incorporated by reference from Exhibit 2.1 of Registrant's Current Report on From 8-K filed on September 18, 2012).

10.1	Separation Agreement by and between Colon Washburn and Geeknet, Inc. dated August 20, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kenneth G. Langone
Kenneth G. Langone
President and Chief Executive Officer

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
Executive Vice President and Chief Financial Officer
Date: November 7, 2012