Form 10-K
period 2012-12-31
Geeknet, Inc
filed 2013-03-01
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the fiscal year ended December 31, 2012			For the transition period from to .
Commission File Number: 000-28369
Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 22, 2013, there were 6,575,633 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $74 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders which will be held on May 7, 2013, and which will be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. Business

Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “intend,” “expect,” “believe,” “in our view,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; financial performance and results of operations; popularity and demand for our retail products; management's strategy, plans and objectives for future operations; employee relations and our ability to attract and retain highly qualified personnel; our ability to continue to invest in developing new products; competition, competitors and our ability to compete; liquidity and capital resources; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in this Business section under “Competition” and in the Risk Factors contained in Item 1A of this Form 10-K. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction

Geeknet, Inc. (“Geeknet” or the “Company”) is the parent company of ThinkGeek, Inc. an online premier retailer for the global geek community, comprised of technology enthusiasts and general consumers of geek-themed, technology-oriented and popular culture goods. ThinkGeek has sought to provide the tech, gadget and game-obsessed communities with all the things that geeks crave through its ThinkGeek.com website. ThinkGeek was founded to serve the distinct needs and interests of technology professionals and enthusiasts and today has grown to become the place for innovative and imaginative products that appeal to the geek in everyone.

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

You can access other information at our Investor Relations web site at investors.geek.net. The content of this web site is not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge on our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Business Overview

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

On September 17, 2012 , Geeknet, Inc. entered into an Asset Purchase Agreement with Dice Holdings, Inc. and two of Dice’s subsidiaries, Dice Career Solutions, Inc. and eFinancialCareers Limited (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business, including the SourceForge, Slashdot and Freecode websites and assumed certain related liabilities.

Subsequent to the sale of the Company's Media business, Geeknet, Inc.'s business consists solely of its e-Commerce business that sells geek-themed retail products through its ThinkGeek website and wholesale channel. Some ThinkGeek products are custom made and developed by the Company's product development team, GeekLabs. Revenue is generated by attracting traffic to the ThinkGeek website, by offering a broad range of products that are not available in traditional brick-and-mortar stores and by introducing new products to the ThinkGeek audience and fans on a regular basis.

The Company also sells ThinkGeek products through its wholesale channel. The Company has wholesale partnerships with brick and mortar retailers that allow the Company to reach a new consumer audience and expand ThinkGeek's unique brand. The Company recently established and strengthened existing partnerships with retail store chains that have hundreds of locations throughout the United States and Canada and now has a presence internationally.

We offer a broader range of unique products in a single web property than are typically available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and develop and sell our own “GeekLabs” custom products. Our customers are able to buy electronics, toys, gadgets, apparel, edibles and other specialty items with a single check-out. Consumers can access the information directly through our web site or contact our customer care representatives and experts by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF. A third-party contract warehouse provider located in Lockbourne, Ohio receives purchased inventory, fulfills customers’ orders, and processes returns.

During the last half of 2012, we transitioned our product safety and quality assurance function in-house.  Prior to the transition, we were using various third-party vendors to perform these services.  We have invested in certified personnel, who are highly qualified in product development processes and in conducting safety and quality assurance testing. We also began the process of building a testing laboratory.  We believe our investment will enable us to improve the quality of our products, minimize defective products, and continue to exceed industry standards.
Sales and Marketing

Our e-Commerce marketing and promotion strategy is focused on acquiring new customers and building brand loyalty with existing customers. This strategy is designed to increase customer traffic to our online store and improve loyalty while increasing revenue opportunities by adding new customers. We will continue to use the unique capabilities of the Internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness while encouraging new and repeat customers to visit our web site. We participate in traditional online marketing activities such as email, search, affiliates and social media. During 2012, we limited the use of printed catalogs to include in orders shipped to our customers. This is consistent with industry trends and allowed us to redeploy our marketing spend to other channels.

Our Geek Points customer retention program is designed to build customer loyalty. Through this program, customers are rewarded for shopping with us. When customers sign up for Geek Points, they earn points on certain purchases. Rewards for Geek Points participants include special promotions and discounts. We also have developed marketing programs that include special offers to promote sales or sales of certain products. We ran programs such as discounting certain products or product lines, offering a dollar amount off of an order if it reached a certain dollar threshold and free upgraded shipping. We also offered free shipping on certain days during the holiday seasons and we had a free t-shirt giveaway program. Certain of these programs were offered to all customers while others were for a targeted audience. Our programs are more frequently run during certain holiday peak seasons such as Christmas, April Fool's Day, Father's Day and Halloween. This maximizes our sales potential while rewarding our customers. We continue to evaluate and measure the success of all of our marketing programs and redesign or adjust as needed. During the first half of 2013, we will be modifying our Geek Points loyalty program.

In addition to our core business of selling products through our ThinkGeek website, we also sell products through our wholesale channel. During 2012, our wholesale channel continued to deliver rapid growth. Our wholesale clients buy our ThinkGeek exclusive products to sell in their brick and mortar stores across the United States, in Canada and internationally. Our clients are well-known reputable retailers that have a strong presence in malls and in stand-alone stores. Our notable clients are f.y.e., HMV (in Canada), Books-A-Million and Urban Outfitters (primarily United States locations). f.y.e, is a successful entertainment and pop culture mall-based chain store with locations across the United States. HMV, an established entertainment retailer in Canada similar to f.y.e., has over one hundred stores in Canada. Books-A-Million is the second largest book retailer in the United States, with over 250 locations and Urban Outfitters has over 150 stores throughout the country.

Our international wholesale channel grew significantly in 2012. We have partnered with distributors in Australia, Germany, Japan and the United Kingdom. We believe our international wholesale business will grow in future years. We believe selling to widely known popular retailers is an opportunity to expand our brand recognition and grow our wholesale business. We believe that continuing to build our wholesale channel client base and strengthening our existing relationships will result in a positive impact on future revenues.

Technology and Design

During the fourth quarter of 2012, we changed the name of our Research and Development to Technology and Design. We believe that the name Technology and Design conforms to similar naming conventions used in our industry for similar activities, as described below.

GeekLabs

We have strengthened our focus and investment on the development of new and innovative products developed by GeekLabs.  We have a talented group of artists and engineers who use their expertise, creativity and imagination to design, build and test original geek-themed products to offer to our customers. Our unique product ideas are originated via brainstorm sessions by the GeekLabs team and internal staff focus groups.  Customers can suggest ideas and be compensated for them via our IdeaFactory program featured on the ThinkGeek website.

GeekLabs leverages ThinkGeek's formidable cache of licenses for various notable properties such as Star Wars, Star Trek, Game of Thrones, Minecraft and Portal. Selected ideas will transition to our GeekLabs engineering team for design, prototype and development. We then work with our manufacturing partners overseas to complete and deliver the finished products. GeekLabs products are exclusively launched on the ThinkGeek website. Some of these products are sold by our wholesale clients in non-competing channels. We hope to delight our customers and the media by the unique, unexpected, exciting and sometimes humorous geeky products our GeekLabs team create.

Website Engineering and Technology

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

During the past two years, we have greatly improved the search function and product categorizations on our website. This helps our customers find products they are seeking that are similar in nature or theme. Additionally, we have developed functionality that identifies products that may interest a customer based upon the history of products customers have visited, purchased or added to their wish list. We have also developed targeted customer emails that notify customers if a product is in stock, if a new product is available for sale, or to remind customers of a product they recently viewed along with a special promotion or offer. This encourages our customers to revisit the website and potentially purchase that product. We have also streamlined our online shopping cart so there are fewer steps to check out, making it easier to use and is consistent with industry practices. We continue to invest in improving our site, our customer service, order processing, shipping and tracking systems.

Competition

The market for retail products similar to those offered by ThinkGeek is highly competitive. We compete with a variety of companies in different consumer verticals.  Our competition includes apparel companies such as Threadless and Zazzle and gadget and home goods stores such as Brookstone, Best Buy and Bed Bath and Beyond.  We also compete with gifting companies such as RedEnvelope, UncommonGoods, Perpetual Kid and larger online marketplaces such as Amazon.com, Buy.com, and Overstock.com.

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

Many of the competitors in our e-Commerce industry have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online products, more established sales channels, greater software and web site development experience, and greater name recognition. To be competitive, we must respond promptly and effectively to changes in consumer preferences, the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our services and products. Any pricing pressures or loss of customers resulting from our failure to compete effectively would reduce our revenue and margin.

Intellectual Property Rights

We protect our intellectual property through a combination of copyright, trademark, patent and trade secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Geeknet, ThinkGeek and their associated logos are some of our trademarks that we use in the United States and in other countries.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, a substantial portion of our 2012 e-Commerce revenue occurred in our fourth quarter, which began on October 1, 2012 and ended on December 31, 2012. As is typical in the retail industry, we generally experience lower e-Commerce revenue during the other quarters. Therefore, our e-Commerce revenue in a particular quarter is not necessarily indicative of future revenue for a subsequent quarter or our full year.

Employees

Our employees are not represented by any collective bargaining organization; we have never experienced a work stoppage; and we believe that our relations with our employees are good. As of December 31, 2012, our employee base totaled 76, including 21 in operations, 16 in sales and marketing, 20 in technology and design and 19 in finance and administration.

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

In order to attract customers to our site, we must continually release new and innovative products, including products internally developed by GeekLabs.  In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our site.  The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including:

•	specific economic conditions relating to our business

•	the spending habits of our customers

•	the performance of our suppliers

•	execution by our third party fulfillment center

•	our ability to retain qualified merchandising, sales and product development personnel

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

Our business is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter which begins on October 1 and ends on December 31.  To be successful, we must accurately predict our customers' tastes and demands to avoid purchasing too much or too little inventory.  If we purchase too much inventory, we may be required to discount those products or write off products we are unable to sell, reducing our gross margins.  If we purchase too little inventory, we may fail to meet customer demand and lose potential orders, which will adversely affect our financial results.

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

Our business' ability to receive inbound inventory and ship completed orders efficiently and in a timely manner to our customers is substantially dependent on a single third-party fulfillment and warehouse provider. We ship products to customers worldwide using the services of Exel, Inc. (“Exel”), located in Lockbourne, Ohio. Our contract with Exel ends April 26, 2016.

If Exel fails to meet our distribution and fulfillment needs, our relationship with and reputation among our customers will suffer and this will adversely affect our revenue. Additionally, if Exel is unable to meet our distribution and fulfillment needs, particularly during the holiday season, or our contract with Exel is terminated, we may be required to secure a second-source or replacement fulfillment and warehouse provider. If we fail to secure such a fulfillment and warehouse provider or are unable to secure a fulfillment and warehouse provider on comparable terms our reputation and our financial results would be adversely affected.

If we fail to maintain and continuously improve our ThinkGeek website and customer loyalty program, we may not attract or retain customers.

If potential or existing customers do not find our website an entertaining and convenient place to shop, we may not attract or retain customers and our sales may suffer. To encourage the use of our website, it must continuously improve in accessibility, content and ease of use. Customer traffic and our business would be adversely affected if competitors' websites are perceived as easier to use or better able to satisfy customer needs. In addition, if we fail to maintain a customer loyalty program that is competitive in our industry, we may not attract or retain customers and our sales may suffer.

Unplanned system interruptions and capacity constraints could harm our revenue and reputation.

Our business is dependent on the uninterrupted and highly-available operation of our website. We experience periodic service interruptions with our ThinkGeek web site. Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks. If we fail to provide customers with such access to our web site at the speed and performance which they require, our sales and business reputation will be adversely affected.

Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If our web site experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected. In the third quarter of 2012, we moved our disaster recovery site to Dallas, Texas from Chicago, Illinois. Failure of our new disaster recovery location to perform effectively could adversely affect our business and reputation.

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

    Some of the products we offer for sale on our ThinkGeek website may expose us to product liability or product safety claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls, which could involve significant expense incurred by the Company. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim and could adversely affect our financial results. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim and could adversely affect our financial results. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability and even if some agreements provide for indemnification, it may not be possible or practical to avail ourselves of the benefits of the protection.

As a distributor of consumer products, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.

As a distributor of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, collecting information from children is subject to regulation by the Federal Trade Commission under the Children's Online Privacy Protection Act. We are taking steps we believe are necessary to comply with these acts, but there can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year, could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to our business

•	the spending habits of our customers

•	our ability to keep our website operational at a reasonable cost

If our revenue and operating results fall below our expectations, the expectations of securities analysts or the expectations of investors, the trading price of our common stock will likely be materially and adversely affected. You should not rely on the results of our business in any past periods as an indication of our future financial performance.

Future changes in financial accounting standards, including pronouncements and interpretations of accounting pronouncements on revenue recognition, may cause adverse unexpected revenue fluctuations and/or affect our reported results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”) may issue updates to the FASB Accounting Standards Codification. A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting our business, including rules relating to revenue recognition have recently been revised or are under review. The SEC has issued a work plan regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS“). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).

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

We have an accumulated deficit of $743.2 million as of December 31, 2012.  We may continue to incur net losses in the future.  Failure to attain profitability on a sustained basis may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations beyond the next 12 months.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). We determined that such an ownership change occurred as of November 2008. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits.

The occurrence of a additional ownership change could limit the ability to utilize NOLs that are not currently subject to limitation, and could further limit the ability to utilize NOLs that are currently subject to limitation. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal tax-exempt rate, set by the Internal Revenue Service. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

Risks Related To Competition

Our competition is intense.  Our failure to compete successfully could adversely affect our revenue and financial results.

Our ThinkGeek business is rapidly evolving and operates in an intensely competitive industry. We have many competitors, including other e-Commerce businesses as well as traditional brick and mortar retailers. Increases in shipping costs or the taxation of Internet commerce may make our products uncompetitive when compared with traditional brick and mortar retailers. Additionally, our current and future competitors may have greater resources, more customers and greater brand recognition than we do. These competitors may secure better terms from vendors and adopt more competitive pricing for their products. They may also devote more resources to their technology infrastructure, product development, order fulfillment, distribution facilities and marketing and advertising campaigns. In addition, as we expand into new markets and broaden our product offering, our competition may intensify as our current and future competitors enter into similar markets and offer similar products. Local competitors in these new markets may have substantial competitive advantages because of greater focus on and knowledge of local customers and their preferences and greater brand recognition.

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

We expect that our ThinkGeek website will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of web properties in different Internet industry segments overlap. The scope of United States patent protection for software is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products. In addition, we may receive patent infringement claims as companies increasingly seek to patent their software. Our developers may unknowingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against our web offerings.  A patent holder may deny us a license or force us to pay royalties. In either event, our operating results could be seriously harmed. In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

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

In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our ThinkGeek website, proprietary information and original products will increase. Additionally, we manufacture most of our original products in Asia, primarily in China, where there is a risk that such products would be copied and enforcement of our intellectual property rights would be difficult.

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

    Recent macroeconomic issues involving the broader financial markets, including elevated unemployment, consumer access to credit for housing and other purposes, anticipated U.S. government spending cuts, European sovereign debt market and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our ThinkGeek products are discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or suspend their purchases of our products. This could impact our business in a number of ways, including lower prices for our products and reduced or delayed sales. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency of key suppliers resulting in product delays; customer insolvencies; counterparty failures; and increased expense or inability to obtain future financing.

If negative macroeconomic conditions persist, or if the economy enters a prolonged period of limited growth, our results of operations may be harmed.

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or unauthorized persons disrupt or access our systems.

As our e-Commerce business sells goods and operates online, we are at risk of cyber-attacks. Our e-Commerce business involves the use of our proprietary information as well as the storage and transmission of customers' personally identifiable and proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. While we take measures to protect personally identifiable information from unauthorized access or disclosure, it is possible that our security controls over personally identifiable information may not prevent improper access or disclosure. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, an unauthorized party may be able to disrupt our operations or obtain access to our data or our customers' personally identifiable information or proprietary data. Due to the nature of sophisticated cyber-attacks, there is a risk that such attack may remain undetected for a period of time.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our Internet operations. In addition, a security breach that leads to disclosure of our proprietary information may compromise our ability to compete in the marketplace by allowing others to use our proprietary information to develop similar or competitive products. A security breach that leads to disclosure of user or consumer information (including sensitive personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A cyber-attack, such as a denial of service attack, that renders our site inoperable would result in adverse consequences, including significant loss of revenues. Any security breach may also cause us to expend significant resources to restore system functionality and incur costs to deploy additional personnel, protection technologies and third party consultants to defend against a future security breach.

We outsource the operation of our network connectivity and work actively to maintain up-to-date security and defense measures. If any of our outsourcing providers do not perform adequately, we may be exposed to greater risk of a cyber-attack. In addition to utilizing third party providers, we periodically review our security and privacy practices and we are continuing to implement and update policies and practices as a result of these reviews. We may not adequately identify risks and the policies and practices we implement may not be effective.

Government laws and regulations are evolving and unfavorable changes could harm our business.
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet and e-commerce.

Legislation and regulation in the United States as well as international laws and regulations could result in compliance costs which may reduce our revenue and income, as well as governmental action should our compliance measures not be deemed satisfactory.

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

We have identified a material weakness in our internal control over financial reporting. We may not detect other weaknesses in our internal control over financial reporting in a timely manner, or at all.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year.

Management identified a material weakness in the Company's internal control over financial reporting as of December 31, 2012. Specifically, we did not maintain a sufficient complement of corporate accounting personnel necessary to consistently operate management review controls. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system, and intensified in 2012 as a result of the increased volume of our sales activity and the complexity of the disposal of our Media business. As a result of this material weakness, we made a number of adjustments to cost of goods sold, share based compensation and presentation to discontinued operations in connection with our financial statement audit in order to prepare the consolidated financial statements and footnotes included in this Form 10-K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis. In reaching the conclusion that, as of December 31, 2012, a material weakness existed, management evaluated the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in “Item 9A(b). Controls and Procedures - Management's Report on Internal Control Over Financial Reporting,” in order to address the material weakness that was identified, we will determine the appropriate complement of corporate accounting personnel required to consistently operate management review controls. We are currently in the process of hiring additional personnel and/or contractors with appropriate accounting experience. This hiring process may take longer than anticipated and could delay our ability to remediate this material weakness. We will also continue to transition toward a new integrated enterprise resource planning system. Given the complexity of the new systems, the implementation may not be completed prior to December 31, 2013. We will continue to operate manual controls until the new system is implemented.

We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, we may not be able to meet our reporting obligations, we may experience a loss of investor confidence and any of the foregoing could have a negative impact on the trading price of our common stock.

If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our products and grow our business and account for transactions in an appropriate and timely manner.

Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process. We currently do not have an integrated enterprise resource planning system. We periodically update our operations and financial systems, procedures and controls; however; we still rely on manual processes and procedures that may not scale commensurately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. If we cannot grow our businesses, and manage that growth effectively, or if we fail to implement in a timely manner appropriate internal systems, procedures, controls and necessary automation and improvements to these systems, our business will suffer and our financial results could be adversely affected.

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

We may face liability under our agreement to sell our Media Business.
Under the terms of our Asset Purchase Agreement, we have agreed to indemnify the buyers against specified losses that might be incurred in connection with our former Media business, including losses that the buyers may incur as a result of certain breaches of the representations, warranties and covenants we made to buyers in the Asset Purchase Agreement, and certain liabilities related to our Media business not expressly assumed by the buyers. The Purchase Agreement generally limits our liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. There is $3.0 million of the $20 million purchase price held in escrow through September 2013.
    If a buyer makes a claim for indemnification against us, we may incur expenses to contest or resolve the claim that could adversely affect our financial results. These expenses may include costs to defend the buyer if the buyer is sued by a third party and such suit, if adversely decided, could result in an indemnifiable loss to buyer. In addition, indemnity claims may divert management attention from our continuing business. The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million.
Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2012, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $12.68 to $21.42 per share and the closing sale price on December 31, 2012, the last trading day of the year, was $16.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our principal location is as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease
Fairfax, Virginia	Corporate headquarters; finance and administration, and e-Commerce operations	17,699	2014

We relocated our corporate headquarters from Mountain View, California to Fairfax, Virginia effective March 1, 2011. We believe that our existing properties are in good condition and are adequate and suitable for the conduct of our business.

Item 3. Legal Proceedings

The disclosure under the caption “Litigation” in Note 5. Commitments and Contingencies to the Consolidated Financial Statements is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol GKNT. As of February 8, 2013, there were 430 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Quarter	High	Low	High	Low
Fourth Quarter	$19.09	$14.68	$20.84	$15.44
Third Quarter	$21.42	$17.11	$27.00	$15.46
Second Quarter	$19.82	$12.68	$30.00	$24.10
First Quarter	$18.57	$14.35	$29.59	$16.94

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

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
October 1, 2012 to October 31, 2012	—	$—
November 1, 2012 to November 30, 2012	478	$17.13
December 1, 2012 to December 31, 2012	136	$16.40
Total	614

(1) All shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the NASDAQ Stock Market (U.S.) Index, the S&P 600 SmallCap Internet Retail Index and the RDG Internet Composite (“RDG”) Index for the period commencing July 31, 2007 and ending on December 31, 2012. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARISON OF 65 MONTH CUMULATIVE TOTAL RETURN*

Among Geeknet, Inc., the NASDAQ Composite Index, the RDG Internet Composite Index, and S&P 600 SmallCap Internet Retail

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/31/07
7/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Geeknet, Inc.
NASDAQ Composite
RDG Internet Composite
S&P 600 SmallCap Internet Retail

*$100 invested on 7/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and with Part II Item 8. Financial statements and Financial Data and the related notes. Historical amounts have been restated to present the results of the Media business sold on September 17, 2012 and Geek.com, which was sold in December 2010, as discontinued operations. The historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In thousands, except per share data)

					Five Months Ended	Year Ended
	Year Ended December 31,				December 31,	July 31,
	2012	2011	2010	2009	2008	2008
Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations (1)	$118,913	$99,057	$76,335	$49,091	$23,994	$36,820
Cost of revenue from continuing operations	97,848	83,602	63,036	38,343	18,655	27,860
Gross margin from continuing operations (2)	21,065	15,455	13,299	10,748	5,339	8,960
Income (loss) from continuing operations (3)	1,805	(3,447)	(4,259)	(7,678)	1,526	(3,978)
Income (loss) from discontinued operations (4)	12,102	1,932	(595)	(6,535)	(727)	(348)
Net income (loss) (5)	13,907	(1,515)	(4,854)	(14,213)	799	(4,326)
Income (loss) per share from continuing operations:
Basic	0.28	(0.55)	(0.70)	(1.26)	0.23	(0.59)
Diluted	0.28	(0.55)	(0.70)	(1.26)	0.23	(0.59)
Income (loss) per share from discontinued operations:
Basic	1.87	0.31	(0.10)	(1.07)	(0.11)	(0.05)
Diluted	1.85	0.31	(0.10)	(1.07)	(0.11)	(0.05)
Net income (loss) per share:
Basic	2.15	(0.24)	(0.80)	(2.34)	0.12	(0.64)
Diluted	2.12	(0.24)	(0.80)	(2.34)	0.12	(0.64)
Shares used in per share calculation:
Basic	6,466	6,319	6,073	6,080	6,653	6,747
Diluted	6,556	6,319	6,073	6,080	6,665	6,747
Selected Balance Sheet data:
Cash, cash equivalents and investments	57,294	36,910	35,341	38,351	50,021	52,702
Working capital	65,254	40,318	37,198	40,360	40,140	42,933
Total assets	85,872	64,292	66,757	60,151	74,166	74,533
Non-current liabilities	29	343	302	225	1,423	166
Total stockholders’ equity	$69,083	$49,781	$46,993	$47,792	$62,286	$63,652

(1)
Net revenue from continuing operations has increased significantly over the last five years. Revenues increased 223 percent when comparing the year ended December 31, 2012 to the year ended July 31, 2008.

(2)
Certain prior period amounts have been adjusted as a result of the review of our accounting treatment for accruing liabilities related to our Geek Points loyalty program at the end of each reporting period presented. Our adjustments include a decrease in gross margins of $0.3 million, $0.4 million, $0.2 million and $0.3 million during the years ended December 31, 2011, 2010, 2009 and the five months ended December 31, 2008, each respectively. During the fourth quarter of 2012, we reversed $0.6 million of our Geek Points liability due to management's decision to change the program effective the first half of 2013.

(3)
Loss from continuing operations in the year ended December 31, 2009 includes the write down of our investment in CollabNet of $4.6 million and the write down of internally developed software of $1.2 million. The loss from continuing operations in the year ended December 31, 2010 includes severance related to leadership changes and the decision to move our corporate headquarters from Mountain View, California to Fairfax, VA. The loss from continuing operations in the year ended December 31, 2011 includes investments in our ThinkGeek business, investments in new leadership and severance costs. Income from continuing operations in the year ended December 31, 2012 is primarily due to the sale of our investment in CollabNet that resulted in a gain on sale of $4.0 million.

(4)
Income (loss) from discontinued operations in each of the periods presented include Media business revenues, cost of sales and operating and non operating expenses, excluding general corporate costs. The year ended December 31, 2010 also includes $0.2 million of losses from discontinued operations from the sale of Geek.com.

(5) Net income of $13.9 million for the year ended December 31, 2012 included a gain of $13.7 million for the sale of the Company's Media business.

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

Overview

    We sell technology-themed retail products for technology enthusiasts and general consumers through our ThinkGeek.com website and to our wholesale channel customers. We offer a broad range of unique products in a single web property that are not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative GeekLabs products developed in-house. We have several wholesale partnerships with brick and mortar retailers that allow us to reach a new consumer audience and expand our unique brand. We have recently established and strengthened existing partnerships with certain retail store chains that have hundreds of locations throughout the United States and Canada.

Prior to September 17, 2012, we had two operating segments: e-Commerce and Media. e-Commerce sells technology-themed retail products for technology enthusiasts and general consumers through our ThinkGeek.com website and to our wholesale channel customers. Our Media segment provided web properties that served as platforms for the creation, review and distribution of online peer produced content, using our Media websites, SourceForge, Slashdot, and Freecode.

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

Our Board of Directors and management believe that selling the Media business will allow us to focus our business strategy on growing and improving our e-Commerce business and our ThinkGeek sourced and custom developed products. We believe the proceeds generated from the sale of the Media business and management's ability to solely focus on our core e-Commerce business will result in a positive impact to our future business strategy.

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

    The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring us not to solicit or hire certain employees of the Buyers or compete with the Purchased Business for a period of three years.  We have also agreed with Dice to provide certain transition services to one another through December 31, 2013.

ThinkGeek's business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our exclusive GeekLabs products, to manage gross margin dollars at the product level, and to increase traffic to our site and customer conversion. We attract traffic to our site by using a variety of traditional online and direct retail marketing channels including paid search and e-mail to our customers and followers. We continue to use the capabilities of the internet, including social networking sites such as Facebook, Twitter and YouTube, to increase brand awareness and to communicate with our customers.

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

Each year we initiate programs and promotions to attract additional customers and increase sales from our existing customer base. This year we enhanced our Geek Points program by making the program more flexible for our customers and in the first half of 2013 we will be modifying this program. We ran special programs to discount certain products and product lines and we offered free shipping and discounted shipping days. We regularly send direct marketing e-mails to our customers and we increase the number of e-mails and promotions during the fourth quarter in preparation for the holiday season. We also utilize Facebook, Twitter and YouTube to generate interest in our new product launches. We expect to continue to expand and diversify our sales and marketing programs next year.

During the first quarter of 2013, we restructured certain areas of the business and hired three new members of the senior leadership team.  These changes will impact our operations beginning in the first quarter of 2013. We look forward to the knowledge, creativity, experience and passion these talented individuals will bring to the business.

We currently use the following key metrics to measure our e-Commerce business:

	Year Ended December 31,
	2012	2011	2010
Daily unique visitors (in thousands) (1)	89,330	73,076	53,111
Number of orders received (in thousands) (2)	2,010	1,640	1,239
Conversion rate	2.25%	2.24%	2.33%
Average order value received (3)	$61.10	$61.51	$63.74

Number of orders shipped (in thousands) (4)	2,011	1,707	1,303
Average order value shipped (5)	$59.13	$58.04	$58.59

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

(5) Wholesale channel sales contributed to the total average order value shipped. Excluding wholesale channel sales, average order value shipped for ThinkGeek website orders was $56 and $55 for the years ended December 31, 2012 and 2011. Wholesale channel sales were insignificant compared to total sales during 2010 and therefore did not have a meaningful impact on average order value shipped for the year ended December 31, 2010.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, inventories, the assessment of impairment of long-lived assets, stock-based compensation and discontinued operations.

Basis of Presentation

    The results of our Media business, which was sold on September 17, 2012, are classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010 in the Company's Consolidated Statement of Operations. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding general corporate costs. Also included as discontinued operations for the year ended December 31, 2010 are the results from the sale of the Company's Geek.com business. The cash flows from the Media business' operating and investing activities are shown separately in cash flows from discontinued operations, with the exception of proceeds from the sale of the Media business and related transaction costs.

    The assets and liabilities related to the Media business are included in their respective sections on the December 31, 2011 Consolidated Balance Sheet as they did not meet the criteria for classification as assets held for sale at that date.

During the fourth quarter of 2012, we reviewed our accounting treatment for accruing liabilities for our Geek Points loyalty program. We performed an analysis on the costs incurred for redeeming the Geek Points using historical data and determined that the liabilities were understated at the end of each of the reporting periods presented. Although the impact of the adjustments is immaterial, we adjusted our consolidated financial statements for all prior periods presented.

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel. Net revenues are presented net of sales tax. We recognize revenue from consumer goods when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of December 31, 2012 and December 31, 2011, $1.3 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

We also engage in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at December 31, 2012 and December 31, 2011 relating to gift certificates was $1.0 million and $0.7 million, respectively.

We reserve an amount for estimated returns at the end of each reporting period. We generally give customers a 90-day right to return products. These estimates are based on historical trends of amounts returned per revenue for a period. Reserves for returns at December 31, 2012 and December 31, 2011 were $0.5 million and $0.7 million, respectively, and are recorded as accrued liabilities and other in the consolidated balance sheets.

We voluntarily ceased selling a product in July 2012 because of safety concerns. We are offering our customers who have purchased this product, the opportunity to return the product in exchange for a ThinkGeek credit. As of December 31, 2012, we issued an insignificant amount of credits. We believe the reserves for returns at December 31, 2012 to be adequate.
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

Geek Points Loyalty Program

We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends, adjusted for known modifications to the program that will occur in the future. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations.

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

Income Taxes

The Company has recognized a deferred tax asset associated with previously reported net operating losses, which can result in a future tax benefit. A valuation allowance is recognized if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company has recognized a valuation allowance for the full amount of the deferred tax asset as there is insufficient evidence to support that it is more-likely-than-not that the assets will be realized. The Company reviews its valuation allowance at each reporting period using, but not limited to, forecasted financial information to determine if the deferred tax assets could more-likely-than-not be realized and after considering the impact of limits sanctioned by Internal Revenue Code Section 382 on the use of net operating loss carryforwards.

The Company provides for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities.

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

	Year Ended December 31,
	2012	2011	2010
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	82.3	84.4	82.6
Gross margin	17.7%	15.6%	17.4%
Operating expenses:
Sales and marketing	7.7	8.8	9.1
Technology and design	3.3	1.9	2.0
General and administrative	8.4	9.6	11.9
Total operating expenses	19.4%	20.3%	23.0%
Loss from operations	(1.7)	(4.7)	(5.6)
Gain on sale of non-marketable securities	3.4	—	—
Interest and other income (expense), net	(0.1)	—	0.1
Income (loss) from continuing operations before income taxes	1.6	(4.7)	(5.5)
Income tax provision (benefit)	—	(1.1)	0.1
Net income (loss) from continuing operations	1.5%	(3.5)%	(5.6)%
Income from discontinued operations, net of tax	10.2%	2.0%	(0.8)%
Net income (loss)	11.7%	(1.5)%	(6.4)%

Net Revenue

Net revenue is derived from the sale of consumer goods at retail on our ThinkGeek website and from our wholesale channel, and includes shipping, net of returns and allowances. These consumer goods are typically electronics, gadgets, apparel, edibles, geek-themed and other specialty or unique items. Our customers are primarily technology enthusiasts and general consumers. We sell and ship our products domestically and internationally.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
($ in thousands)
Net revenue	$118,913	$99,057	20%	$99,057	$76,335	30%

    We experienced significant growth in net revenue during the years ended December 31, 2012 and December 31, 2011 as compared to their respective prior year periods. This is primarily due to an increase in the number of orders placed through our ThinkGeek website and an increase in revenue through our wholesale channel.
    Our orders have grown year over year primarily due to heightened consumer awareness of our web site as a result of more advertising, diversified product offerings and the increase and variety of promotions offered to our customers. During 2012, we introduced a number of new products that included unique products developed in our GeekLabs. Our internally developed Minecraft Foam Pickaxe and Minecraft Foam Sword were best sellers throughout the year. Also our GeekLabs product, Star Trek Pizza Cutter, continues to be a popular item. Other best selling GeekLabs products include Portal themed products, LED Iron Man shirt and Star Wars family car decals. Other popular products this year were the Bag of Holding Messenger bag, DIY guitar pick punch, Star Wars lightsaber, bathrobe products and Doctor Who-themed products. During 2011, new products such as the i-CADE ,the Joystick-IT, the Han Solo Carbonite Chocolate Bar, the Portal Plush Turret and items inspired by the popular TV show DEXTER were introduced. We are licensed to sell our unique GeekLabs products that have themes such as StarWars, StarTrek or Minecraft through the relationships we have with Lucas Films, CBS and Mojang, respectively.

The number of unique visitors increased 22% during the year ended December 31, 2012, as compared to the year ended December 31, 2011 and the number of unique visitors increased 38% during the year ended December 31, 2011 , as compared to the year ended December 31, 2010. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through media coverage and advertising.

Wholesale revenue to retailers and brick and mortar stores increased $1.5 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011. These stores include chain stores with a strong presence in malls across the country and in Canada and free standing retail stores. Some of our current wholesale clients are f.y.e., HMV, Books-A-Million and Urban Outfitters. We also partnered with Old Navy for a custom version of the Electronic Rock Guitar shirt during the 2011 holiday season. The ThinkGeek sales team continues to strengthen relationships with our existing wholesale clients and acquire new clients who have particular interest in ThinkGeek products.

ThinkGeek products are sold in the U.S. and internationally. Approximately 86%, 86% and 82% of sales were made to customers in the US in 2012, 2011 and 2010 respectively. We have been focusing on increasing ThinkGeek awareness in other countries and increasing our ability to ship to other countries.
We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing partnerships. We also are working to continually improve our ThinkGeek website. We have developed enhancements that include improved product search capabilities, easier navigation in the website, and a smoother check-out process. In 2011, we developed our mobile site allowing our customers to access our website from numerous new channels such as tablets and smart phones.

Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
($ in thousands)
Cost of revenue	$97,848	$83,602	17%	$83,602	$63,036	33%
Gross margin	$21,065	$15,455	36%	$15,455	$13,299	16%
Gross margin %	18%	16%		16%	17%

Cost of revenues increased $14.2 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily due to an increase in product costs of $13.1 million and packaging and fulfillment costs of $2.4 million, partially offset by a lower expense of $0.9 million related to a reduction of our Geek Points liability and a lower expense of $0.3 million due to a rebate received from a vendor . The aforementioned increases were due to the increase in revenues and number of orders. Royalties increased due to a higher volume of sales of our licensed product lines. Our Geek Points liability decreased due to management's decision to modify the Geek Points loyalty program in the first half of 2013.

Cost of revenues increased $20.6 million during the year ended December 31, 2011, as compared to year ended December 31, 2010 primarily due to an increase in product costs of $13.4 million, shipping costs of $3.6 million, fulfillment and packing costs of $1.9 million, and merchandising and customer support costs of $1.0 million. These increases were due to the increase in revenues and number of orders. Fulfillment costs were also higher due to the start-up costs related to moving to a new fulfillment center. The increase in merchandising and customer support costs was also due to increased personnel required to support our broader product offering.

Gross margin as a percentage of revenues increased by two percentage points due to a decrease in seventeen full-time equivalents ("FTEs"). During the first quarter of 2012, we began outsourcing our customer service department, which reduced FTEs. We also redirected certain of our workforce from merchandising, included as cost of revenue, to developing our own innovative products in our GeekLabs, included in technology and design. Also contributing to better margins is our efforts to reduce shipping costs due to renegotiations with our largest shipping supplier.

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

We are continually analyzing gross margins by the product and category levels to ensure that product mix and product costs are in line with our gross margin expectations. We work to manage gross margins through negotiations with our vendors to reduce product, materials and in-bound shipping costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
($ in thousands)
Sales and marketing	$9,184	$8,681	6%	$8,681	$6,910	26%
Percentage of total net revenue	8%	9%		9%	9%

Sales and marketing expenses increased $0.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to an increase of $0.7 million in personnel and related overhead expenses because of an average of five additional full-time equivalents in our marketing workforce as compared to prior year and severance costs of $0.1 million. Also contributing to the increase is $0.1 million in marketing services and public relations costs used to increase brand awareness and traffic to our website. This increase was partially offset by a decrease of $0.4 million in marketing expenses primarily due our decision to discontinue printing large catalogs.

Sales and marketing expense increased $1.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to increases in marketing expenses of $0.7 million, credit card fees of $0.5 million and direct labor expenses of $0.5 million. The increase in discretionary marketing expenses was primarily due to an increase of $0.4 million in paid affiliate fees and $0.2 million increase in promotional materials. The increase in credit card fees was due to an increase in our revenue.

Technology and Design Expenses

During the fourth quarter of 2012, we changed the name of our Research and Development department to Technology and Design. We believe that the name Technology and Design conforms to similar naming conventions used in our industry for similar activities. Technology and design expenses consist of personnel and related overhead expenses for GeekLabs and developers that design and create new products to sell on our ThinkGeek website. It also includes personnel and related overhead and technology expenses for our engineering group that work to continually improve website design, functionality and capacity.  We expense all of our technology and design costs as they are incurred.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
($ in thousands)
Technology and design	$3,968	$1,857	114%	$1,857	$1,514	23%
Percentage of total net revenue	3%	2%		2%	2%

Technology and design expense increased $2.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to our increased focus on testing and developing our own GeekLabs innovative products. We redirected certain of our workforce and hired new employees for our internal development center, GeekLabs, which resulted in an increase of $1.2 million in personnel and related overhead expenses. Also contributing to the increase are $0.2 million in fees related to developing prototypes of GeekLabs custom products and $0.4 million rent expense for equipment used in our new data recovery site built this year.

Technology and design expense increased $0.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an increase in labor costs.

General and Administrative Expenses

General and administrative expenses consist of personnel and related expenses for finance and accounting, human resources, legal and safety and quality assurance, professional fees for accounting and legal services as well as insurance and other public company related costs.

During the second half of 2012, we transitioned our product safety and quality assurance function in-house.  Prior to the transition we were using various third-party vendors to perform these services. We have invested in certified personnel, who are highly qualified in conducting safety and quality assurance testing. We also began the process of building a testing laboratory.  We believe our investment will enable us to improve the quality of our products, minimize defective products, and continue to exceed industry standards.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
($ in thousands)
General and administrative	$10,001	$9,501	5%	$9,501	$9,093	4%
Percentage of total net revenue	8%	10%		10%	12%

General and administrative expenses increased $0.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to an increase in professional services fees of $0.4 million, an increase in business consulting services of $0.3 million and an increase of $0.2 million in stock-based compensation. These increases were partially offset by nonrecurring severance costs of $0.6 million that occurred in the prior year period primarily related to the resignation of our ThinkGeek Chief Executive Officer.

General and administrative expenses as a percentage of total net revenue improved by two percentage points in year ended December 31, 2012 as compared to the same prior year period primarily due to the significant investments in our ThinkGeek business and in our leadership that occurred in the prior year period as well as efficiencies gained from the move of our headquarters.

General and administrative expenses increased by $0.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 . This change was driven by investments in infrastructure to support growth including stock based compensation for key executives $1.4 million and $0.1 million of public relations costs, partially offset by a decrease in facilities costs of $0.7 million and a decrease in severance costs of $0.4 million.

Gain on Sale of Non-Marketable Securities

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
($ in thousands)
Gain on sale of non-marketable securities	$4,021	$—	nm	$—	$—	nm

nm= not meaningful

    As of December 31, 2011, we owned approximately 9% of the outstanding capital stock of CollabNet, Inc. (“CollabNet”), which consist of shares of CollabNet’s Series C-1 preferred stock. This investment was accounted for under the cost method as we held less than 20% of the voting stock of CollabNet and did not otherwise exercise significant influence over CollabNet.

    On April 5, 2012, we sold our Series C-1 preferred stock investment in CollabNet, Inc. to a third party for $6.0 million. The carrying value of the investment at the time of the sale was $2.0 million and as such, a gain of $4.0 million was recognized during 2012. The carrying value of the investment was zero and $2.0 million at December 31, 2012 and December 31, 2011.

Interest and Other Income (Expense), Net

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
($ in thousands)
Interest income	$4	$—	nm	$—	$63	(100)%
Other than temporary impairment	—	(8)	(100)%	(8)	(6)	33%
Other income (expense), net	$(126)	8	(1,675)%	8	—	nm
Interest and other income (expense), net	$(122)	$—	nm	$—	$57	(100)%

nm= not meaningful

Interest and other income (expense), net during the year ended December 31, 2012 primarily consisted of the write off of certain receivables, foreign currency gains and losses, penalties and credit facility fees, partially offset by other income.

Interest income decreased in the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result our decision to invest in short-term treasuries, which generally have lower yields. Other income (expense) decreased in the December 31, 2011 as compared to the year ended December 31, 2010, primarily due to realized losses on investments.

Income Taxes

	Year Ended December 31,
	2012	2011	2010
($ in thousands)
Income tax provision (benefit)	$6	$(1,137)	$98

The income tax benefit recognized in 2011 is offset by a tax provision in discontinued operations as there was a loss in continuing operations and income in discontinued operations in that same year. There was not a similar benefit in 2012 and 2010 as there was income or loss in both continuing and discontinuing operations in those years.

We have recently completed a study addressing the recoverability of our net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in our deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. Consistent with what we have done historically, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to our conclusion that it was more-likely-than-not that we would not recover the deferred tax assets because of management's uncertainties about our ability to generate taxable income in the future.
Our previously reported net operating loss carryforwards of $280.6 million as of December 31, 2011 will be limited to $49.9 million, of which $13.0 million will be utilized to offset taxable income in 2012. Also reducing the net operating loss carryforwards was $1.4 million of recognized built in losses. The amount of net operating losses available to offset taxable income in 2013 and beyond as of December 31, 2012 is $35.5 million.
This change in control also limits the amount of net operating loss carry-forwards available to offset future California taxable income. As of December 31, 2011, our previously reported net operating loss carryforwards of $76.2 million will be limited to $38.9 million, of which $2.0 million will be utilized to offset taxable income in 2012 with $36.9 million available to offset California taxable income in 2013 and beyond. The net operating losses not expected to be utilized in 2012 expire between 2013 and 2031.
Discontinued Operations, Net of Tax

	Year Ended December 31,
	2012	2011	2010
($ in thousands)
(Loss) income from discontinued operations	$(1,509)	$2,986	$(805)
Gain on sale of discontinued operations	13,712	$—	(55)
Income tax provision (benefit) from discontinued operations	101	1,054	(265)
Income (loss) from discontinued operations, net of tax	$12,102	$1,932	$(595)

Due to the sale of our Media business on September 17, 2012, the results of the Media business are classified as (Loss) income on discontinued operations for the years ended December 31, 2012, 2011 and 2010. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding general corporate costs and including tax effects.

On September 17, 2012, we entered into a Purchase Agreement with Dice pursuant to which the Buyers purchased our Media business, including the SourceForge, Slashdot and Freecode websites and assumed certain related liabilities. In accordance with the terms of the Purchase Agreement, the Buyers paid Geeknet $20.0 million in cash of which $3.0 million was deposited by the Buyers into an escrow account. The $13.7 million gain on the sale of the Media business is the selling price of $20.0 million less the carrying value of certain assets and liabilities assumed by the Buyers, offset by transaction costs of $1.1 million.

The gain on disposal assumes a full recovery of the $3.0 million held in escrow. The gain and results from discontinued operations for the year ended December 31, 2012 are subject to adjustments based upon final allocation of revenues and expenses to us and the Buyers. Final settlement of transition services will occur during 2013. The tax provision (benefit) recorded on discontinued operations for the years ended December 31, 2012, 2011 and 2010 represents the tax based upon the with and without. The 2012 tax provision is significantly lower than the statutory rate as a result of net operating losses with a full valuation allowance. The tax provision for 2011 is offset by a tax benefit in continuing operations. The 2010 tax benefit represents use of available tax credits.

Liquidity and Capital Resources

	Year Ended December 31,
($ in thousands)	2012	2011	2010
Net cash (used in) provided by:
Continuing operations
Operating activities	$(1,883)	$1,070	$(3,083)
Investing activities	21,787	(827)	7,214
Financing activities	(849)	658	1,805
Discontinued operations	1,329	676	454
Net increase in cash and cash equivalents	$20,384	$1,577	$6,390

Our principal sources of cash as of December 31, 2012 were our existing cash and cash equivalents of $57.3 million, which included proceeds of $17.0 million from the sale of our Media business and $6.0 million from the sale of our investment in CollabNet.

Operating Activities

Net cash used in operating activities increased $3.0 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to a decrease in changes in assets and liabilities of $4.7 million, offset by improved profitability from continuing operations of $1.2 million, excluding the $4.0 million gain on sale of non-marketable securities and an increase in stock-based compensation of $0.5 million. The changes in assets and liabilities was primarily due to an increase in cash used to purchase inventory of $12.1 million, an increase of prepaid expenses of $2.3 million, other assets and liabilities of $2.9 million, partially offset by an increase in accounts payable of $12.6 million.  Inventory purchases are higher to support ThinkGeek growth, improve our in-stock levels and meet anticipated demands in the first quarter of 2013 for our website and wholesale channel sales. Typically during the first quarter of each year, we receive minimal amounts of inventory due to industry practices in other countries where our suppliers are located.

Net cash provided by operating activities increased $4.2 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, as a result of a improved profitability of $0.8 million, an increase in stock-based compensation of $1.6 million, and an increase in depreciation and amortization expense of $0.7 million, partially offset by a decrease in changes in assets and liabilities of $1.2 million.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2012 of $21.8 million included proceeds of $17.0 million for the sale of the Company's Media business and proceeds of $6.0 million for the sale of the Company's series C-1 preferred stock investment in CollabNet, Inc., partially offset by $1.1 in transaction costs and $0.1 million in investments in property and equipment.

Cash used in investing activities for year ended December 31, 2011 of $0.8 million was primarily due to the expansion of our distribution equipment at our contract-fulfillment and warehouse provider and purchases of property and equipment related to computer and equipment and leasehold improvements for relocating our corporate headquarters from Mountain View, California to Fairfax, Virginia. This was partially offset by cash received from the sale of intangible assets that had occurred in the prior year.

Cash provided by investing activities for the year ended December 31, 2010 of $7.2 million was primarily due to the sale of $10.2 million of auction rate securities to UBS AG (“UBS”) and a $1.0 million reduction in restricted cash resulting from the conclusion of our former corporate headquarter lease in Fremont, California, partially offset by $4.0 million for the purchase of property and equipment, primarily payments for distribution equipment installed at our third-party contract-fulfillment and warehouse provider.

Financing Activities

Cash used in financing activities for the year ended December 31, 2012 of $0.8 million included $1.2 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.4 million cash provided by the issuance of common stock from stock option exercises.

Cash provided by financing activities for the year ended December 31, 2011 of $0.7 million included $1.0 million in cash provided by the issuance of common stock from stock option exercises, partially offset by $0.4 million of repurchases of our common stock.

Cash provided by financing activities for the year ended December 31, 2010 of $1.8 million included $2.0 million in cash provided by the issuance of common stock from stock option exercises, partially offset by $0.2 million of repurchases of our common stock.

Net Cash Provided By Discontinued Operations

Cash flow from discontinued operations includes operating and investing activities that have been reported separately in the consolidated statements of cash flows. The absence of cash flows from discontinued operations in our ongoing operations is not expected to materially impact our future cash flow or liquidity due to the relatively modest amounts historically contributed by the discontinued operations.

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

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has the option of an applicable interest rate of 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2012, and the facility now expires October 15, 2013. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million dollars in Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2011, we were in default of certain covenants for which we received a waiver from Wells Fargo Bank. As of December 31, 2012, we were not in default of these covenants. As of December 31, 2012, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

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

The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring us not to solicit or hire certain employees of the Buyers or compete with the Purchased Business for a period of three years.  We have also agreed with Dice to provide certain transition services to one another through December 31, 2013.

We expect to devote capital resources to continue:

•	investing in capital projects that support our distribution and related support systems, and infrastructure,
•investing and improving product safety and quality assurance testing,
•enhancing and diversifying sales and marketing programs,
•improving our technology and functionality,
•developing trendy unique exclusive GeekLabs products,
•optimizing supplier and manufacturer relationships, and
•investing in other general corporate activities.

We do not believe that the absence of cash flows from our Media business will significantly impact our cash balances as the majority of cash generated is derived from our e-Commerce sales. We believe that our existing cash balances will be sufficient to meet near term liquidity needs.
Stock Repurchase Program

In February 2011, we announced an "odd lot" share repurchase program under which our Board of Directors approved the repurchase of up to $1 million of our common stock Under this program, the Company repurchased 4,868 shares of common stock at a weighted average price of $26.01 per share for aggregate purchase price of approximately $127,000. There was no "odd lot" share repurchase program during 2012.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations, purchase orders (primarily for inventory) and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our contractual obligations and commitments as of December 31, 2012 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	Thereafter
Operating Lease Obligations (1)	$622	$367	$255	$—
Purchase Obligations (2)	917	774	143	—
Total Obligations	$1,539	$1,141	$398	$—

(1) Includes future payments for the Company's facilities under non-cancelable operating leases that expire at various dates through 2014.

(2) Includes a one-time termination fee of approximately $0.4 million that we would be required to pay to our third-party fulfillment and warehouse provider if we were to cancel our contract with them and also includes committed licensing payments.

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
We have audited the accompanying consolidated balance sheets of Geeknet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geeknet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Geeknet, Inc. and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2013 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Geeknet, Inc:
We have audited Geeknet, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in monitoring controls as it relates to the identification on a timely basis of deficiencies in the operation of controls in the financial statement close process has been identified and included in management's assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Geeknet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 1, 2013 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Geeknet, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken after December 31, 2012, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 1, 2013

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$57,294	$36,910
Accounts receivable, net of allowance of $14 and $27 as of December 31, 2012 and December 31, 2011, respectively	1,050	6,264
Inventories, net	16,657	8,935
Prepaid expenses and other current assets	7,013	2,377
Total current assets	82,014	54,486
Property and equipment, net	3,523	5,717
Other long-term assets	335	4,089
Total assets	$85,872	$64,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,641	$6,327
Deferred revenue	2,303	3,482
Accrued liabilities and other	2,816	4,359
Total current liabilities	16,760	14,168
Other long-term liabilities	29	343
Total liabilities	16,789	14,511
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,738 and 6,473 shares, as of December 31, 2012 and December 31, 2011, respectively; outstanding — 6,555 and 6,361 shares as of December 31, 2012 and December 31, 2011, respectively	7	7
Treasury stock, 183 shares at December 31, 2012 and 112 shares at December 31, 2011	(2,182)	(978)
Additional paid-in capital	814,411	807,829
Accumulated other comprehensive income	16	(1)
Accumulated deficit	(743,169)	(757,076)
Total stockholders’ equity	69,083	49,781
Total liabilities and stockholders’ equity	$85,872	$64,292

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenue	$118,913	$99,057	$76,335
Cost of revenue	97,848	83,602	63,036
Gross margin	21,065	15,455	13,299
Operating expenses:
Sales and marketing	9,184	8,681	6,910
Technology and design	3,968	1,857	1,514
General and administrative	10,001	9,501	9,093
Total operating expenses	23,153	20,039	17,517
Loss from operations	(2,088)	(4,584)	(4,218)
Gain on sale of non-marketable securities	4,021	—	—
Interest and other income (expense), net	(122)	—	57
Income (loss) from continuing operations before income taxes	1,811	(4,584)	(4,161)
Income tax provision (benefit)	6	(1,137)	98
Net income (loss) from continuing operations	1,805	(3,447)	(4,259)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	12,102	1,932	(595)
Net income (loss)	$13,907	$(1,515)	$(4,854)
Income (loss) per share from continuing operations:
Basic	$0.28	$(0.55)	$(0.70)
Diluted	$0.28	$(0.55)	$(0.70)
Income (loss) per share from discontinued operations:
Basic	$1.87	$0.31	$(0.10)
Diluted	$1.85	$0.31	$(0.10)
Net income (loss) per share:
Basic	$2.15	$(0.24)	$(0.80)
Diluted	$2.12	$(0.24)	$(0.80)
Shares used in per share calculations:
Basic	6,466	6,319	6,073
Diluted	6,556	6,319	6,073

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$13,907	$(1,515)	$(4,854)
Other comprehensive income (loss):
Foreign currency translation income (loss)	17	(11)	(3)
Comprehensive income (loss)	$13,924	$(1,526)	$(4,857)

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	6,052	$61	$(492)	$798,917	$13	$(750,234)	$48,265
Correction for treatment of liabilities (Note 3)	—	—	—	—	—	(473)	(473)
Issuance of common stock	231	1	—	1,961	—	—	1,962
Repurchase of restricted stock	(10)	—	(130)	(27)	—	—	(157)
Par value change resulting from reverse stock split	—	(56)	—	56	—	—	—
Stock based compensation	—	—	—	2,253	—	—	2,253
Net loss	—	—	—	—	—	(4,854)	(4,854)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
BALANCE AT DECEMBER 31, 2010	6,273	$6	$(622)	$803,160	$10	$(755,561)	$46,993
Issuance of common stock	88	1	—	1,013	—	—	1,014
Repurchase of restricted stock	—	—	(356)	—	—	—	(356)
Stock based compensation	—	—	—	3,656	—	—	3,656
Net loss	—	—	—	—	—	(1,515)	(1,515)
Other comprehensive loss	—	—	—	—	(11)	—	(11)
BALANCE AT DECEMBER 31, 2011	6,361	$7	$(978)	$807,829	$(1)	$(757,076)	$49,781
Issuance of common stock	194	—	—	355	—	—	355
Repurchase of restricted stock	—	—	(1,204)		—	—	(1,204)
Stock based compensation	—	—	—	6,227	—	—	6,227
Net income	—	—	—	—	—	13,907	13,907
Other comprehensive income	—	—	—	—	17	—	17
BALANCE AT DECEMBER 31, 2012	6,555	$7	$(2,182)	$814,411	$16	$(743,169)	$69,083

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities from continuing operations:
Net income (loss)	$13,907	$(1,515)	$(4,854)
(Income) loss from discontinued operations, net of tax	(12,102)	(1,932)	595
Income (loss) from continuing operations	1,805	(3,447)	(4,259)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,394	1,203	514
Stock-based compensation expense	3,559	3,017	1,421
Provision for bad debts	38	29	—
Provision for excess and obsolete inventory	120	65	42
Change in provision for returns	(129)	301	350
Gain on sale of non-marketable securities	(4,021)	—	—
Loss (gain) on sale of assets, net	53	(139)	—
Impairment of investments	—	8	—
Changes in assets and liabilities:
Accounts receivable	(322)	14	(292)
Inventories	(7,842)	4,322	(8,084)
Prepaid expenses and other assets	(1,855)	450	346
Accounts payable	5,608	(7,012)	7,557
Deferred revenue	744	2,287	118
Accrued restructuring liabilities	—	—	(1,238)
Accrued liabilities and other	(721)	(93)	233
Other long-term liabilities	(314)	65	209
Net cash (used in) provided by operating activities	(1,883)	1,070	(3,083)
Cash flows from investing activities:
Purchase of property and equipment	(113)	(1,733)	(3,993)
Proceeds from sale of non-marketable equity investment	6,000	—	—
Proceeds from sale of discontinued operations	17,000	—	—
Transaction costs from sale of discontinued operations	(1,100)	—	—
Proceeds from sales of intangible assets, net	—	906	—
Maturities or sales of investments and marketable securities	—	—	10,207
Change in restricted cash	—	—	1,000
Net cash provided by (used in) investing activities	21,787	(827)	7,214
Cash flows from financing activities:
Proceeds from issuance of common stock	355	1,014	1,962
Repurchase of stock	(1,204)	(356)	(157)
Net cash (used in) provided by financing activities	(849)	658	1,805
Cash flows from discontinued operations:
Net cash provided by operating activities	2,395	1,479	28
Net cash (used in) provided by investing activities	(1,066)	(803)	426
Net cash provided by discontinued operations	1,329	676	454
Net increase in cash and cash equivalents	20,384	1,577	6,390
Cash and cash equivalents, beginning of year	36,910	35,333	28,943
Cash and cash equivalents, end of period	$57,294	$36,910	$35,333

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Operations of the Company

Overview

Geeknet, Inc.'s e-Commerce business ("Geeknet" or the “Company”) sells technology-themed retail products for technology enthusiasts and general consumers through its ThinkGeek.com website and to the Company's wholesale channel customers. ThinkGeek offers a broad range of unique products in a single web property that are not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek audiences on a regular basis. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). The Company has several wholesale partnerships with brick and mortar retailers that allows the Company to reach a new consumer audience and expand its unique brand. The Company has recently established and strengthened existing partnerships with certain retail store chains that have hundreds of locations throughout the United States and Canada.

Prior to September 17, 2012, the Company had two operating segments: e-Commerce and Media. The Media segment provided web properties that served as platforms for the creation, review and distribution of online peer produced content, using our Media websites, SourceForge, Slashdot, and Freecode.

On September 17, 2012 (the “Closing Date”), Geeknet, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dice Holdings, Inc. (“Dice”) and two of Dice’s subsidiaries, Dice Career Solutions, Inc. and eFinancialCareers Limited (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

2.      Summary of Significant Accounting Policies

Basis of Presentation

The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010 in the Company's Consolidated Statement of Operations. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding general corporate costs. Also included as discontinued operations for the year ended December 31, 2010 are the results from the sale of the Company's Geek.com business. The cash flows from the Media business' operating and investing activities are shown separately in cash flows from discontinued operations, with the exception of proceeds from the sale of the Media business and related transaction costs. See Note 10. Discontinued Operations for additional information.

The assets and liabilities related to the Media business are included in their respective sections on the December 31, 2011 Consolidated Balance Sheet as they did not meet the criteria for classification as assets held for sale at that date.

During the fourth quarter of 2012, the Company reviewed its accounting treatment for accruing liabilities for its Geek Points loyalty program. The Company performed an analysis on the costs incurred for redeeming the Geek Points using historical data and determined that the liabilities were understated at the end of each of the reporting periods presented. Although the impact of the adjustments is immaterial, the Company has adjusted its consolidated financial statements for all prior periods presented. See Note 3. Correction of Liabilities for additional information.

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

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Estimates include, but are not limited to, orders delivered at end of reporting period, provision for returns, inventory valuation, stock-based compensation, bad debt expense and income taxes. Actual results could differ from those estimates.

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

Credit Line

On December 12, 2011, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has the option of an applicable interest rate of 2.5% above one or three month LIBOR. The revolving credit facility was renewed during the fourth quarter of 2012, and now expires October 15, 2013. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million dollars in Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Corporation. As of December 31, 2011, we were in default of certain covenants for which we received a waiver from Wells Fargo Bank. As of December 31, 2012, we were not in default of these covenants.

As of December 31, 2012, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds which is measured and recorded at fair value on a recurring basis at each reporting period using Level 1 inputs. The following tables show the fair value of the amounts held in money market funds at each reporting period (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,265	$—	$—	$18,265

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,263	$—	$—	$18,263

Trade Accounts Receivable

Trade accounts receivable are primarily amounts related to customer receivables and are not interest bearing. The Company will record an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables.  The Company also reviews its trade receivables by aging category to identify specific customers with known disputes or collectibility issues.  The Company exercises judgment when determining the adequacy of these reserves and evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions.

Inventories, net

Inventories consist solely of finished goods that are valued at the lower of cost, using the weighted average cost method, or market.  Inventories are presented net of an allowance for excess and/or obsolete inventory, which reduces inventories to their estimated net realizable values. At December 31, 2012 and 2011, the allowance for excess and/or obsolete inventory was $0.3 million and $0.1 million, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Goodwill and Intangible Assets

Goodwill and intangible assets, which were entirely related to the Media business, were disposed of in full with the sale of the Media business on September 17, 2012.

The carrying amount of goodwill is as follows (in thousands):

Goodwill	Amount
Goodwill - December 31, 2010	$1,675
Additions	—
Disposals	—
Goodwill - December 31, 2011	$1,675
Additions	$—
Disposals	$(1,675)
Goodwill - December 31, 2012	$—

The changes in the carrying amount of the intangible assets are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
Identified intangible assets:
Domain and trade names, intellectual property	$—	$—	$—	$6,196	$(6,095)	$101
Purchased technology	—	—	—	2,535	(2,535)	—
Total Identified intangible assets	$—	$—	$—	$8,731	$(8,630)	$101

Net Revenue

Net revenue is derived from the online sale of consumer goods through our wholesale channel. Net revenues are presented net of sales tax. The Company recognizes revenue from sales of consumer goods or products when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experience of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of December 31, 2012 and December 31, 2011, $1.3 million and $0.9 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at December 31, 2012 and December 31, 2011 relating to gift certificates were $1.0 million and $0.7 million, respectively.

The Company reserves an amount for estimated returns at the end of each reporting period. The Company generally gives customers a 90-day right to return products. These estimates are based on historical trends of amounts returned per revenue for a period. Reserves for returns at December 31, 2012 and December 31, 2011 and were $0.5 million and $0.7 million, respectively, and are recorded as accrued liabilities and other in the consolidated balance sheets.

The Company voluntarily ceased selling a product in July 2012 because of safety concerns. The Company is offering its customers who have purchased this product, the opportunity to return the product in exchange for a ThinkGeek credit. As of December 31, 2012, the Company issued an insignificant amount of credits. The Company believes the reserves for returns at December 31, 2012 to be adequate.

Geek Points Loyalty Program

The Company maintains a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends, adjusted for known modifications to the program that will occur in the future. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations.

Income Taxes

The Company has recognized a deferred tax asset associated with previously reported net operating losses, which can result in a future tax benefit. A valuation allowance is recognized if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company has recognized a valuation allowance for the full amount of the deferred tax asset as there is insufficient evidence to support that it is more-likely-than-not that the assets will be realized. The Company reviews its valuation allowance at each reporting period to determine if the deferred tax assets could more-likely-than-not be realized and after considering the impact of limits sanctioned by Internal Revenue Code Section 382 on the use of net operating loss carryforwards.

The Company provides for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities.

The Company performs Section 382 studies on an as needed basis to analyze if there was a change in control of ownership as defined by Section 382 of the Internal Revenue Code that could limit the amount of net operating loss carry-forwards available to offset future federal taxable income. The Company completed a Section 382 study at the end of 2012 of which results are explained in Note 9. Income Taxes.

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

The Company considers employee equity share options, non-vested shares, and similar equity instruments as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method.  Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that is not yet recognized are assumed to be used to repurchase shares.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company had a wholly-owned subsidiaries in the United Kingdom prior to the sale of the Media business on September 17, 2012. The Company also has a wholly-owned subsidiary in Belgium of which there has been minimal activity in the periods presented in the Company's consolidated financial statements . The functional currency of the previously owned United Kingdom subsidiary is the local currency. Balance sheet accounts were translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses were translated into U.S. dollars at average rates for the period and are included in discontinued operations for each of the years ended December 31, 2012, 2011 and 2010. Adjustments resulting from translation were recorded in other comprehensive income as a component of stockholders' equity. Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains or losses .

Supplier Concentration

While no supplier concentration exists in the Company’s e-Commerce business, certain suppliers that the Company's GeekLabs uses to manufacture its unique products are located outside of the United States, most of which are located in China. ThinkGeek's ability to receive inbound inventory and ship completed orders to its customers is substantially dependent on a single third-party contract-fulfillment and warehouse provider.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States.  The Company’s investment policy limits the amount of risk exposure. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $0.25 million per institution. At December 31, 2012 and December 31, 2011, the Company had cash and cash equivalents in excess of the FDIC limits.

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

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010 respectively, no one customer represented 10% or greater of net revenue or accounts receivable.

3. Correction of Treatment for Liabilities

During the fourth quarter of 2012, the Company reviewed its accounting treatment for accruing liabilities for its Geek Points loyalty program at the end of each reporting period. Geek Points are earned by customers upon certain events and can be redeemed with future purchases prior to a three year expiration date. The Company performed an analysis on the costs incurred for redeeming the Geek Points using historical data and determined that the liabilities were understated as of December 31, 2009 and for each of the prior periods presented. Although the impact of the adjustments are immaterial, the Company has adjusted its financial statements for all prior period years presented. The accumulated impact of the prior period adjustments at December 31, 2009 increased accumulated deficit by $0.5 million. The impact of the adjustment to loss from continuing operations for the years ended December 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively. Additional information regarding the adjustments is shown in the following tables (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	As Reported	Adjusted	As Reported	Adjusted

Consolidated statement of operations:
Cost of revenue (1)	$83,277	$83,602	$62,630	$63,036
Gross margin (1)	$15,780	$15,455	$13,705	$13,299

Loss from continuing operations (2)	$(3,122)	$(3,447)	$(3,853)	$(4,259)
Net loss	$(1,190)	$(1,515)	$(4,448)	$(4,854)

(1) Cost of revenue and gross margin, as reported, was previously reported as e-Commerce segment information.
(2) Loss from continuing operations, as reported, has been revised to exclude amounts related to the sale of the Company's Media business, which has been presented as discontinued operations.

	December 31, 2011
	As Reported	Adjusted
Consolidated balance sheets:
Deferred revenue	3,500	3,482
Accrued liabilities and other	3,409	4,359
Other long-term liabilities	71	343
Accumulated deficit	(755,872)	(757,076)

4.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Prepaid expenses and deposits for inventory	$2,794	$1,991
Escrow receivable (Note 10)	3,000	—
Other current assets (1)	1,219	386
Prepaid expenses and other current assets	$7,013	$2,377

(1) Other current assets in 2012 include $0.7 million receivable from the Buyers for performance of transition services and $0.5 million in vendor rebate and other receivables.

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Computer and office equipment (useful lives of 2 to 4 years)	$650	$5,143
Distribution equipment (useful life of 5 years)	5,290	5,394
Furniture and fixtures (useful lives of 2 to 4 years)	143	347
Leasehold improvements (useful lives of lesser of estimated life or lease term)	220	365
Software (useful lives of 2 to 5 years)	393	700
Total property and equipment	6,696	11,949
Less: Accumulated depreciation and amortization	(3,173)	(6,232)
Property and equipment, net	$3,523	$5,717

Depreciation and amortization expense from continuing operations for property and equipment was $1.4 million, $1.2 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other long-term assets

Other long-term assets consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Non marketable equity investment	$—	$1,979
Goodwill	—	1,675
Intangible assets, net	—	101
Other	335	334
Other long-term assets	$335	$4,089

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

On April 5, 2012, the Company sold its Series C-1 preferred stock investment in CollabNet, Inc. to a third party for $6.0 million. The carrying value of the investment at the time of the sale was $2.0 million and as such, a gain of $4.0 million was recognized during 2012.

The carrying value of the investment is included in Other long-term assets and was zero and $2.0 million at December 31, 2012 and December 31, 2011.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued employee compensation and benefits	$1,258	$2,175
Other accrued liabilities	1,558	2,184
Accrued liabilities and other	$2,816	$4,359

5.      Commitments and Contingencies

Litigation

On October 3, 2007, a purported Geeknet (formerly known as VA Linux Systems, Inc.) shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934 (“Exchange Act”), which prohibits short-swing trading, against the Company's IPO underwriters. On June 11, 2012, the Plaintiff voluntarily dismissed the action in part with prejudice. On August 29, 2012, the same Plaintiff sent a demand to the Company requesting the Company commence an action under Section 16(b) of the Exchange Act against Credit Suisse Securities (USA) LLC, one of the Company's IPO underwriters based on similar allegations as in Plaintiff's prior lawsuit. The Company believes that pursuing the claim would not be in the best interests of the Company and therefore did not take the action requested in the letter. On November 2, 2012, the Plaintiff filed a complaint in the United States District Court for the Western District of Washington under Section 16(b) of the Exchange Act against Credit Suisse Securities (USA) LLC seeking disgorgement of short-swing trading profits (Simmonds v. Credit Suisse Securities (USA) LLC, No. 12-cv-01937). The Company was named as a nominal plaintiff in the suit, and no recovery is sought against the Company.
    During July 2012, the Consumer Product Safety Commission ("CPSC") filed an administrative complaint against the maker of a product that was sold on the Company's ThinkGeek website. The CPSC complaint does not name ThinkGeek or Geeknet as a party; however, the Company voluntarily ceased selling this product due to the safety concerns raised by the CPSC. The Company is offering its customers who have purchased this product the opportunity to return the product in exchange for a ThinkGeek credit. This exchange is being offered through August 31, 2013. As of December 31, 2012, the Company issued an insignificant amount of credits.
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
The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At December 31, 2012 and December 31, 2011, no liability was recorded for outstanding matters.
Purchase Obligations
The following table summarizes the Company's contractual obligations and commitments as of December 31, 2012 (in thousands):

		Years Ending December 31,
	Total	2013	2014	2015	Thereafter
Operating Lease Obligations (1)	622	367	255	—	—
Purchase Obligations (2)	917	774	40	103	—
Total Obligations	1,539	1,141	295	103	—

(1) Includes future payments for the Company's facilities under non-cancelable operating leases that expire at various dates through 2014.

(2) Includes a one-time termination fee of approximately $0.4 million that the Company would be required to pay to our third-party fulfillment and warehouse provider if the Company were to cancel the contract with them and also includes committed licensing payments.

Rent Expense

Rent expense from continuing operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 was approximately $0.4 million, $0.5 million and $0.8 million, respectively.

6.      Employee Benefit Plans

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

Employee Stock Purchase Plan

In May 2012, the Company's Board of Directors and shareholders approved an Employee Stock Purchase Program (“ESPP”) to provide an opportunity for all employees to purchase the Company's common stock through accumulated payroll deductions. The Company's ESPP authorizes up to 100,000 shares to be granted. The per share price of the Company's common stock purchased pursuant to the ESPP is 95% of the fair market value of the common stock on the last day of the offering period. The ESPP has two six month offering periods beginning September 1 and March 1. The first offering period closes on February 28, 2013 and as such no ESPP shares were issued as of December 31, 2012.
7.      Common Stock and Stock Compensation

Stock Repurchase Program

In February 2011, the Company announced an "odd lot" share repurchase program under which the Board of Directors approved the repurchase of up to $1.0 million of the Company's common stock through March 18, 2011. Under this program, the Company repurchased 4,868 shares of common stock at a weighted average price of 26.01 per share for aggregate purchase price of approximately $127,000. There was no "odd lot" share repurchase program during 2012.

Equity Incentive Plans

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire, cancel or are forfeited.  In May 2011, the Company's stockholders approved the addition of 200,000 shares of common stock available for issuance under the 2007 Plan. At December 31, 2012, a total of 289,606 shares of common stock were available for issuance under the 2007 Plan.

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

Stock Options

The following table summarizes option activities from December 31, 2011 through December 31, 2012:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	411,726	$20.47
Granted	5,989	$18.07
Exercised	(27,782)	$12.77
Forfeited	(181,071)	$21.25
Outstanding as of December 31, 2012	208,862	$20.75	4.3	$252
Vested or expected to vest at December 31, 2012	202,526	$20.69	4.2	$250
Exercisable at December 31, 2012	166,155	$20.77	3.6	$216

The total intrinsic value of options exercised was $0.1 million, $0.6 million and $3.6 million for the years ended December 31, 2012 , December 31, 2011 and December 31, 2010, respectively. The Company issues new shares upon the exercise of options. The weighted average grant date fair value was $7.42, $13.72 and $8.70 for the years ended December 31, 2012 , December 31, 2011 and December 31, 2010 , respectively. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, no tax benefit was realized from exercised options.

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

	Year Ended December 31,
	2012	2011	2010
Expected life (years)	3.02	4.36	5.6
Risk-free interest rate	0.4%	1.2%	2.3%
Volatility	62%	74%	63%
Dividend yield	—	—	—

Restricted Stock

Outstanding restricted stock units granted to employees vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2011 through December 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2011	388,318	$23.65
Granted	167,120	$16.31
Restricted Stock Release	(235,029)	$22.44
Canceled	(94,007)	$18.31
Outstanding as of December 31, 2012	226,402	$21.70

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$376	$193	$97

Sales and marketing	$148	$55	$10
Technology and design	133	57	19
General and administrative	2,902	2,712	1,295
Included in operating expenses	3,183	2,824	1,324

Total stock-based compensation expense	$3,559	$3,017	$1,421

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods, if necessary.

As of December 31, 2012, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$439	1.8
Restricted Stock Units	$2,528	1.2

8.   Computation of Per Share Amounts

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010

Income (loss) from continuing operations	1,805	(3,447)	(4,259)
Income (loss) from discontinued operations, net of tax	12,102	1,932	(595)
Net income (loss)	$13,907	$(1,515)	$(4,854)

Weighted average shares - basic	6,466	6,319	6,073
Dilutive effect of stock-based awards	90	—	—
Weighted average shares - dilutive	6,556	6,319	6,073

Income (loss) per share from continuing operations:
Basic	$0.28	$(0.55)	$(0.70)
Diluted	$0.28	$(0.55)	$(0.70)

Income (loss) per share from discontinued operations:
Basic	$1.87	$0.31	$(0.10)
Diluted	$1.85	$0.31	$(0.10)

Net income (loss) per share:
Basic	$2.15	$(0.24)	$(0.80)
Diluted	$2.12	$(0.24)	$(0.80)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Anti-dilutive securities:
Options to purchase common stock	232	192	537
Unvested restricted stock units	114	174	8
Total	346	366	545

9.      Income Taxes

The Company provides for income taxes using an asset and liability approach, where deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2012 and 2011, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2008.

Income (loss) from continuing operations before income taxes consists of the following components (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$1,811	$(4,584)	$(4,161)

During the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company paid income taxes of $0.1 million, $0.0 million and $0.1 million, respectively.

A summary of total tax expense, by classification, included in the accompanying consolidated statements of income is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$6	$(1,171)	$25
State	—	34	73
	$6	$(1,137)	$98

The income tax benefit recognized in 2011 is offset by a tax provision in discontinued operations as there was a loss in continuing operations and income in discontinued operations in that same year. There was not a similar benefit in 2012 and 2010 as there was income or loss in both continuing and discontinuing operations in those years.

Deferred tax assets consist of the following (in thousands):

	Year ended December 31,
	2012	2011
Deferred tax assets:
Accruals and reserves	$2,271	$3,288
Net operating loss carryforwards	14,816	21,125
Research and development credit carryforward	858	556
Gross deferred tax asset	$17,945	$24,969
Valuation allowance	(17,945)	(24,969)
Net deferred tax asset	$—	$—

The Company has recently completed a study addressing the recoverability of our net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by Section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in the Company's deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. Consistent with historical practices, the Company continues to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to the conclusion that it was more-likely-than-not that the Company would not recover the deferred tax assets because of uncertainties about the Company's ability to generate taxable income in the future.
The Company's previously reported net operating loss carryforwards of $280.6 million as of December 31, 2011 is limited to $49.9 million, of which $13.0 million will be utilized to offset taxable income in 2012. Also reducing the net operating loss carryforwards was $1.4 million of recognized built in losses. The amount of net operating losses available to offset taxable income in 2013 and beyond as of December 31, 2012 is $35.5 million. Approximately $1.8 million of the net operating loss carryforwards have not been recognized as they related to benefits associated with stock option exercises that have not reduced current taxes payable.
This change in control also limits the amount of net operating loss carry-forwards available to offset future California taxable income. As of December 31, 2011, the previously reported net operating loss carryforwards of $76.2 million is limited to $38.9 million, of which $2.0 million will be utilized to offset taxable income in 2012 with $36.9 million available to offset California taxable income in 2013 and beyond.

The net operating losses not expected to be utilized in 2012 expire between 2013 and 2031. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.  As of December 31, 2012 and December 31, 2011, the Company has gross federal and California state research and development credit carryforwards of $0.8 million and $0.2 million, respectively, which expire between 2019 and 2031.
Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Year ended December 31,
	2012	2011	2010
Tax Benefit at Federal statutory rate	34.0%	34.0%	34.0%
State, net of Federal benefit	0.9%	(0.1)%	3.6%
Stock compensation	—%	0.3%	(3.5)%
Research and development credit	—%	6.5%	6.9%
Return to Provision and True-ups	—%	(2.8)%	3.8%
Change in valuation allowance	(35.9)%	(12.7)%	(44.6)%
Other	1.3%	(0.4)%	(2.5)%
Benefit (Provision) for taxes	0.3%	24.8%	(2.3)%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Unrecognized tax benefits at beginning of period	$1,192	$1,234	$810
Gross increases to current period tax positions	—	59	180
Gross (decreases) increases to prior period tax positions	(848)	(101)	244
Unrecognized tax benefits at end of period	$344	$1,192	$1,234

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of its income tax expense. During the years ended December 31, 2012, December 31, 2011 and December 31, 2010 no interest or penalties were recognized.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There are no unrecognized tax benefits that would affect the actual tax rate at December 31, 2012, as the full valuation is recorded as deferred tax asset.

10.  Discontinued Operations

Media Business

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

The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring the Company not to solicit or hire certain employees of the

Buyers or compete with the Purchased Business for a period of three years.  The Company and Dice have also agreed to provide certain transition services to one another through December 31, 2013.

The following shows revenues, gross profit and income from discontinued operations, net of tax from discontinued operations:

	Year Ended December 31,
	2012	2011	2010
Revenue	$13,797	$20,409	$18,284
Gross profit	$10,421	$15,503	$11,674

(Loss) income from discontinued operations	$(1,509)	$2,986	$(805)
Gain (loss) on sale of discontinued operations	13,712	—	(55)
Income tax provision (benefit) from discontinued operations	101	1,054	(265)
Income (loss) from discontinued operations, net of tax	$12,102	$1,932	$(595)

Gross profit and (loss) income from discontinued operations do not include corporate costs that were allocated to the Company's Media segment. The $13.7 million gain on the sale of the Media business is the selling price of $20.0 million less the carrying value of certain assets and liabilities assumed by the Buyers, offset by transaction costs of $1.1 million. The carrying value of the total assets and total liabilities included in the Purchased Business were $8.3 million and $3.1 million, respectively.

The gain on disposal assumes a full recovery of the $3.0 million held in escrow. The gain and results from discontinued operations for the year ended December 31, 2012 was subject to adjustments based upon final allocation of revenues and expenses to the Company and the Buyers. Final settlement of transition services will occur during 2013.

The tax provision (benefit) recorded on discontinued operations for the years ended December 31, 2012, 2011 and 2010 represents the tax based upon the with and without. The 2012 tax provision is significantly lower than the statutory rate as a result of net operating losses with a full valuation allowance. The tax provision for 2011 is offset by a tax benefit in continuing operations. The 2010 tax benefit represents use of available tax credits.

Included in (loss) income from discontinued operations, net of tax for the year ended December 31, 2010 was a loss of $0.2 million from the sale of the Media business' website Geek.com that had been acquired earlier in the year.

11.  Segment and Geographic Information

Prior to the sale of the Company's Media business on September 17, 2012, the Company had two strategic business segments that offered different products and services, e-Commerce and Media. The Company currently has one segment, e-Commerce, that sells geek-themed retail products to technology enthusiasts and general consumers through its ThinkGeek website and wholesale channel.

International revenue comprised approximately 14%, 14% and 18% of total e-Commerce revenue for the years ended December 31, 2012, 2011 and 2010.

12.  Quarterly Financial Information

Quarterly Consolidated Financial Data
(Unaudited, in thousands, except per share amounts)

The Company’s quarters end on March 31, June 30, September 30 and December 31 of each calendar year.
You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Certain amounts in previously reported quarters have been adjusted to exclude discontinued operations as a result of the sale of the Company's Media business.

    ThinkGeek sales are highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, a substantial portion of the 2012 and 2011 revenue occurred in the fourth quarter, which began on October 1 and ended on December 31, for 2012 and 2011. As is typical in the retail industry, the Company generally experiences lower revenue during the other quarters. Therefore, the revenue in a particular quarter is not necessarily indicative of future revenue for a subsequent quarter or a full year.

	For the three months ended
	March 31	June 30	September 30	December 31
Year 2012
Net revenue	$17,510	$17,804	$17,260	$66,339
Gross margin	2,567	2,096	2,256	14,147
(Loss) income from continuing operations	(1,380)	507	(1,999)	4,676
Net (loss) income (1)	$(2,055)	$1,543	$8,363	$6,056
Net (loss) income per share from continuing operations:
Basic	$(0.22)	$0.08	$(0.31)	$0.71
Diluted	$(0.22)	$0.08	$(0.31)	$0.71
Net (loss) income per share:
Basic	$(0.32)	$0.24	$1.29	$0.92
Diluted	$(0.32)	$0.24	$1.27	$0.92
Year 2011
Net revenue	$15,205	$14,319	$14,693	$54,840
Gross margin (2)	1,513	1,043	1,209	11,690
(Loss) income from continuing operations	(2,554)	(2,854)	(3,175)	5,140
Net (loss) income	$(2,444)	$(2,208)	$(2,747)	$5,888
Net (loss) income per share from continuing operations:
Basic	$(0.41)	$(0.45)	$(0.50)	$0.81
Diluted	$(0.41)	$(0.45)	$(0.50)	$0.81
Net (loss) income per share:
Basic	$(0.39)	$(0.35)	$(0.43)	$0.93
Diluted	$(0.39)	$(0.35)	$(0.43)	$0.92

(1) Included in net income for the three months ended June 30, 2012, is a gain of $4.0 million from the sale of the Company's Series C-1 preferred stock investment in CollabNet, Inc.

(2) During the fourth quarter of 2012, the Company reviewed its accounting treatment for accruing liabilities for its Geek Points loyalty program at the end of each reporting period and determined that the liabilities were understated at the end of each quarterly reporting period in 2011. The Company adjusted March 1, June 30, September 30 and December 31, 2011 by decreasing gross margins by $58 thousand, $67 thousand, $70 thousand and $130 thousand, each respectively.

13.  Subsequent Events

During the first quarter of 2013, the Company restructured certain areas of the business and hired three new members of the senior leadership team.  Total restructuring costs of $1.1 million were all incurred in the first quarter of 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of December 31, 2012. Disclosure controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In conducting our evaluation, we concluded there is a material weakness in the operating effectiveness of our internal control over financial reporting described below relating to the sufficiency of resources devoted to monitoring activities during the financial statement close process.

As a result of the foregoing, we have concluded that as of December 31, 2012 we did not maintain disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. In connection with the preparation of the Company's annual financial statements, management of the Company, including our chief executive officer and chief financial officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the Company's internal control over financial reporting as of December 31, 2012. Specifically, we did not maintain a sufficient complement of corporate accounting personnel necessary to consistently operate management review controls. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system, and intensified in 2012 as a result of the increased volume of our sales activity and the complexity of the disposal of our Media business. As a result of this material weakness, we made a number of adjustments to cost of goods sold, share based compensation and presentation to discontinued operations in connection with our financial statement audit in order to prepare the consolidated financial statements and footnotes included in this Form 10-K. Additionally, there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As a result of this material weakness, the Company's management has concluded that, as of December 31, 2012, its internal control over financial reporting was not effective based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal controls over financial reporting as of December 31, 2012, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting and Remediation

As a result of management's evaluation of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to the following material weakness:

•
The Company's monitoring activities are not effective at identifying, on a timely basis, deficiencies in the operation of controls in the financial statement close process.  Specifically, the Company did not have sufficient resources to complete, at a sufficiently detailed level, the review of manual controls performed by Company personnel associated with account analysis and the verification of the accuracy of electronic spreadsheets that support financial reporting.  This material weakness resulted in deficiencies in the operation of controls not being detected timely and in errors in the Company's preliminary 2012 financial statements, including errors in cost of goods sold, share based compensation and presentation of discontinued operations.

To remediate this material weakness, during 2013, we will determine the appropriate complement of corporate accounting personnel required to consistently operate management review controls. We are currently in the process of hiring additional personnel and/or contractors with appropriate accounting experience. We will continue to transition toward a new integrated enterprise resource planning system. Given the importance of the new systems, the implementation may not be completed prior to December 31, 2013. We will continue to operate manual controls until the new system is implemented.

Item 9B.  Other Information

The annual meeting of stockholders for 2013 is scheduled to be held on May 7, 2013.  Under our bylaws as currently in effect notices of stockholder proposals must be received no earlier than 120 days and no later than 90 days prior to the first anniversary the date of the 2012 annual meeting in order to be timely.  Accordingly, notices of stockholder proposals with respect to the 2013 annual meeting of stockholders must have been received no earlier than January 10, 2013, and no later than February 9, 2013, in order to be timely.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees

And Executive Officers” in the Company’s 2013 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2013.

Code of Ethics

In addition to the Company’s Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers.  The Company has posted the text of its Code of Ethics for Principal Executive and Senior Financial Officers on its Internet web site at: investors.geek.net/governance.cfm

We will post on this section of our website any amendment to our Code of Ethics for Principal Executive and Senior Financial Officers that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market.

Item 11.  Executive Compensation

The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2013 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2013 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2013 .

The following table summarizes our equity compensation plans as of December 31, 2012, all of which have been approved by our stockholders:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	208,862	(1)(2)	$20.75	289,606
______________________

(1)	All options outstanding are under the Company’s 2007 Equity Incentive Plan.

(2)	Does not include 226,402 restricted stock units outstanding under the Company's 2007 Equity Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2013 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2013.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2013 Proxy Statement,  which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2013.

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

GEEKNET, INC.

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
President and Chief Executive Officer
Date: March 1, 2013

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

Signature	Title	Date

/s/ Kenneth G. Langone	Chairman of the Board of Directors	March 1, 2013
Kenneth G. Langone

/s/ Kathryn K. McCarthy	President, Chief Executive Officer	March 1, 2013
Kathryn K. McCarthy

/s/ Ali R. Sorbi	Chief Financial Officer	March 1, 2013
Ali R. Sorbi	(principal financial officer)

/s/ Matthew C. Blank	Director	March 1, 2013
Matthew C. Blank

/s/ Thomas Coughlin	Director	March 1, 2013
Thomas Coughlin

/s/ Matt Carey	Director	March 1, 2013
Matt Carey

/s/ Peter A. Georgescu	Director	March 1, 2013
Peter A. Georgescu

/s/ Sir Ronald Hampel	Director	March 1, 2013
Sir Ronald Hampel

/s/ Frank A. Riddick, III	Director	March 1, 2013
Frank A. Riddick, III

/s/ Derek Smith	Director	March 1, 2013
Derek Smith

/s/ Michael Solomon	Director	March 1, 2013
Michael Solomon

/s/ David B. Wright	Director	March 1, 2013
David B. Wright

GEEKNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Expenses	Deductions		Discontinued from disposal of Media business	Balance End of Period
Allowance for doubtful accounts
Year Ended December 31, 2010	$—	$—	$—		$—	$—
Year Ended December 31, 2011	$—	$28	$(28)	(1)	$27	$27
Year Ended December 31, 2012	$27	$38	$(24)	(1)	$(27)	$14

(1) Uncollectible accounts written off

Allowance for returns
Year Ended December 31, 2010	$258	$350	$(258)		$—	$350
Year Ended December 31, 2011	$350	$301	$—		$—	$651
Year Ended December 31, 2012	$651	$(130)	$—		$—	$521

Deferred tax valuation allowance
Year Ended December 31, 2010	$26,777	$—	$(2,055)		$—	$24,722
Year Ended December 31, 2011	$24,722	$—	$247		$—	$24,969
Year Ended December 31, 2012	$24,969	$—	$(7,024)		$—	$17,945

Exhibit Number		EXHIBIT INDEX

2.1(2)	—	Asset Purchase Agreement by and between VA Software Corporation and CollabNet, Inc., dated April 24, 2007

2.2 (5)
Asset Purchase Agreement between Geeknet, Inc., Dice Holdings, Inc., Dice Career Solutions, Inc, and eFinancialCareers Limited dated September 17, 2012 (incorporated by reference from Exhibit 2.1 of Registrant's Current Report on From 8-K filed on September 18, 2012).

3.1(3)	—	Restated Certificate of Incorporation of the Registrant

3.2 (4)	—	Amended and Restated Bylaws of the Registrant

4.1(1)	—	Specimen Common Stock Certificate

10.1(1) ‡	—	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2(1) ‡	—	1998 Stock Plan and forms of agreement thereunder

10.4(1) ‡	—	1999 Director Option Plan

10.14(6) ‡	—	2007 Equity Incentive Plan

10.15(7) ‡	—	2007 Equity Incentive Plan Award Agreements

10.23(8) ‡	—	Employment Agreement, effective as of December 16, 2010, by and between the Company and Kathryn McCarthy

10.24(9)	—	Office Lease Agreement between PS Business Parks, L.P. and ThinkGeek, Inc., dated June 26, 2009

10.25(10) ‡	—	Restricted Stock Award Agreement between the Registrant and Kathryn McCarthy, dated December 30, 2010
10.26 (11)	—	Employment Agreement, dated September 6, 2011, by and between the Company and Colon Washburn

10.27 (12)	—	Separation Agreement and Release, dated September 7, 2011, by and between the Company and Caroline Offutt

10.28 (13)	—	Amendments to the 2007 Equity Incentive Plan, dated May 16, 2012

10.29 (14)	—	2012 Employee Stock Purchase Plan, dated May 16, 2012

10.30 (15)		Amendment to Employment Agreement, between Geeknet, Inc. and Jeffrey Drobick, dated May 14, 2012

10.31 (16)		Retention Letter Agreement between Geeknet, Inc. and Jeffrey Drobick, dated May 14, 2012

10.32 (17)		Separation Agreement by and between Colon Washburn and Geeknet, Inc. dated August 20, 2012.

21		List of Subsidiaries

23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (see signature page)

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
‡    Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the corresponding exhibit of Registrant’s form S-1 and the amendment thereto (Commission registration no. 333-88687).

(2)	Incorporated by reference from Exhibit 2.1 of Registrant's Current Report on Form 8-K filed on April 25, 2007.

(3)	Incorporated by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on August 12, 2011 (Commission file number 000-28369).

(4)	Incorporated by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on August 12, 2011 (Commission file number 000-28369).

(5)	Incorporated by reference from Exhibit 2.1 of Registrant's Current Report on From 8-K filed on September 18, 2012 (Commission file number 000-28369).

(6)	Incorporated by reference from Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369).

(7)	Incorporated by reference from Exhibits 10.1 through 10.4 of Registrant’s Current Report on Form 8-K filed on December 31, 2007.

(8)	Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 20, 2010 (Commission file number 000-28369).

(9)	Incorporated by reference from Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369).

(10)	Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 filed on January 3, 2011 (Commission file number 333-171522).

(11)	Incorporated by reference from Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed September 8, 2011 (Commission file number 000-28369).

(12)	Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed September 8, 2011

(13)	Incorporated by reference from Appendix I of Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 (Commission file number 000-28369).

(14)	Incorporated by reference from Appendix I of Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 (Commission file number 000-28369).

(15)	Incorporated by reference from Appendix II of Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 (Commission file number 000-28369).

(16)	Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 14, 2012 (Commission file number 000-28369).

(17)	Incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 8, 2012 (Commission file number 000-28369).