Form 10-Q
period 2013-03-31
Geeknet, Inc
filed 2013-05-09
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended March 31, 2013			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,616,843 shares of Common Stock, $0.001 par value per share, outstanding as of May 3, 2013.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51,017	$57,294
Accounts receivable, net of allowance of $14 as of March 31, 2013 and December 31, 2012	1,240	1,050
Inventories, net	15,132	16,657
Prepaid expenses and other current assets	5,724	7,013
Total current assets	73,113	82,014
Property and equipment, net	3,218	3,523
Other long-term assets	335	335
Total assets	$76,666	$85,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,881	$11,641
Deferred revenue	1,844	2,303
Accrued liabilities and other	1,803	2,816
Total current liabilities	9,528	16,760
Other long-term liabilities	15	29
Total liabilities	9,543	16,789
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,821 and 6,738 shares, as of March 31, 2013 and December 31, 2012, respectively; outstanding — 6,612 and 6,555 shares as of March 31, 2013 and December 31, 2012, respectively	7	7
Treasury stock	(2,603)	(2,182)
Additional paid-in capital	815,208	814,411
Accumulated other comprehensive income	16	16
Accumulated deficit	(745,505)	(743,169)
Total stockholders’ equity	67,123	69,083
Total liabilities and stockholders’ equity	$76,666	$85,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$19,557	$17,510
Cost of revenue	15,937	14,943
Gross margin	3,620	2,567
Operating expenses:
Sales and marketing	1,723	1,577
Technology and design	1,404	798
General and administrative	2,784	2,473
Total operating expenses	5,911	4,848
Loss from operations	(2,291)	(2,281)
Interest and other income (expense), net	(14)	(3)
Loss from continuing operations before income taxes	(2,305)	(2,284)
Income tax provision (benefit)	3	(121)
Net loss from continuing operations	(2,308)	(2,163)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(28)	42
Net loss	$(2,336)	$(2,121)
Loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.34)
Income per share from discontinued operations:
Basic and diluted	$—	$0.01
Net loss per share:
Basic and diluted	$(0.35)	$(0.33)
Shares used in per share calculations:
Basic and diluted	6,586	6,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(2,336)	$(2,121)
Other comprehensive loss:
Foreign currency translation loss	—	(16)
Comprehensive loss	$(2,336)	$(2,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities from continuing operations:
Net loss	$(2,336)	$(2,121)
Loss (income) from discontinued operations, net of tax	28	(42)
Loss from continuing operations	(2,308)	(2,163)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	316	384
Stock-based compensation expense	657	1,047
Provision for bad debts	(3)	10
Provision for excess and obsolete inventory	85	86
Provision for returns	204	80
Changes in assets and liabilities:
Accounts receivable	(187)	182
Inventories	1,440	(735)
Prepaid expenses and other assets	1,289	(688)
Accounts payable	(5,759)	(1,312)
Deferred revenue	(459)	(504)
Accrued liabilities and other	(1,218)	(1,582)
Other long-term liabilities	(14)	4
Net cash used in operating activities	(5,957)	(5,191)
Cash flows from investing activities:
Purchase of property and equipment	(11)	(207)
Net cash used in investing activities	(11)	(207)
Cash flows from financing activities:
Proceeds from issuance of common stock	112	145
Repurchase of stock	(421)	(204)
Net cash used in financing activities	(309)	(59)
Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,153
Net cash used in investing activities	—	(60)
Net cash provided by discontinued operations	—	1,093
Net decrease in cash and cash equivalents	(6,277)	(4,364)
Cash and cash equivalents, beginning of year	57,294	36,910
Cash and cash equivalents, end of period	$51,017	$32,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

Overview

Overview

Geeknet, Inc.'s e-Commerce business ("Geeknet" or the “Company”) sells technology-themed retail products for technology enthusiasts and general consumers through its ThinkGeek.com website ("ThinkGeek") and to the Company's wholesale channel customers. ThinkGeek offers a broad range of unique products in a single web property that are not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek audiences on a regular basis. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). The Company has several wholesale partnerships with brick and mortar retailers that allow the Company to reach a new consumer audience and expand its unique brand. The Company has recently established and strengthened existing partnerships with certain retail store chains that have hundreds of locations throughout the United States and Canada.

Prior to September 17, 2012, the Company had two operating segments: e-Commerce and Media. The Media segment provided web properties that served as platforms for the creation, review and distribution of online peer produced content, using our former Media websites, SourceForge, Slashdot, and Freecode.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. This is due in part to the seasonal nature of the business with a disproportionate amount of sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K ("Form 10-K") filed with the Securities and Exchange Commission (“SEC”).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, its results of operations for the three months ended March 31, 2013 and March 31, 2012 and its cash flows for the three months ended March 31, 2013 and March 31, 2012 have been made.

Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the three months ended March 31, 2012 in the Company's condensed consolidated statement of operations. The cash flows from the Media business's operating and investing activities are shown separately in cash flows from discontinued operations.

The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company's audited financial statements included on its Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the SEC and on the same basis as the annual financial statements.

2.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2013 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Estimates include, but are not limited to, orders delivered at end of reporting period, provision for returns, inventory valuation, Geek Point accruals, stock-based compensation, bad debt expense and income taxes. Actual results could differ from those estimates.

Net Revenue

Net revenue is derived from the online sale of consumer goods and from product sales through our wholesale channel. The Company recognizes revenue from sales of consumer goods or products when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to six business days. As of March 31, 2013 and December 31, 2012, $0.8 million and $1.3 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at March 31, 2013 and December 31, 2012 relating to gift certificates was $0.9 million and $1.0 million at each period, respectively.

The Company reserves an amount for estimated returns at the end of each reporting period. The Company generally gives customers a 90-day right to return products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at March 31, 2013 and December 31, 2012 were $0.1 million and $0.5 million, respectively.

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three months ended March 31, 2013 and March 31, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs. See Note 7. Discontinued Operations for additional information.

Geek Points Loyalty Program

The Company maintains a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends, adjusted for known modifications to the program that will occur in the future. The program is currently being evaluated and the Company plans to modify certain terms and conditions this year. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations.

Income Taxes

The Company performs Section 382 studies on an as needed basis to analyze if there was a change in control of ownership as defined by Section 382 of the Internal Revenue Code that could limit the amount of net operating loss carryforwards available to offset future federal taxable income.

The Company has recently completed a study addressing the recoverability of its net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in our deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. In the finalization of the 382 study in 2013, additional limitations were identified. Based upon receipt of the final report in Q1 2013, the amount previously reported at December 31,2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond of $35.5 million was reduced to $18.6 million, subject to annual limitations.  Consistent with what we have done historically, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to the Company's conclusion that it was more-likely-than-not that the Company would not recover the deferred tax assets. Additionally, the Company does not have a history of taxable income, therefore a benefit has not been recorded on the loss for the three months ended March 31, 2013.

Adopted Accounting Pronouncements

The Company has not recently adopted any new accounting pronouncements.

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Prepaid expenses and deposits for inventory	$1,953	$2,794
Escrow receivable (Note 7)	3,000	3,000
Other current assets (1)	771	1,219
Prepaid expenses and other current assets	$5,724	$7,013

(1) Other current assets at March 31, 2013 and December 31, 2012, include a $0.7 million receivable from the Buyers for performance of transition services. Also included in other current assets at December 31, 2012, is $0.5 million in vendor rebates and other receivables.

Property and equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Computer and office equipment (useful lives of 2 to 4 years)	$659	$650
Distribution equipment (useful life of 5 years)	5,290	5,290
Furniture and fixtures (useful lives of 2 to 4 years)	147	143
Leasehold improvements (useful lives of lesser of estimated life or lease term)	220	220
Software (useful lives of 2 to 5 years)	393	393
Total property and equipment	6,709	6,696
Less: Accumulated depreciation and amortization	(3,491)	(3,173)
Property and equipment, net	$3,218	$3,523

Depreciation and amortization expense for property and equipment was $0.3 million and $0.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued employee compensation and benefits	$727	$1,258
Other accrued liabilities	1,076	1,558
Accrued liabilities and other	$1,803	$2,816

4.     Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds which is measured and recorded at fair value on a recurring basis at each reporting period using Level 1 inputs. The following tables show the fair value of the amounts held in money market funds at each reporting period (in thousands).

	March 31, 2013
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,274	$—	$—	$18,274

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,265	$—	$—	$18,265

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three months ended March 31, 2013 and March 31, 2012, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Loss from continuing operations	$(2,308)	$(2,163)
(Loss) income from discontinued operations, net of tax	(28)	42
Net loss	$(2,336)	$(2,121)

Weighted average shares - basic and diluted	6,586	6,385

Loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.34)

Income per share from discontinued operations:
Basic and diluted	$—	$0.01

Net loss per share:
Basic and diluted	$(0.35)	$(0.33)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Anti-dilutive securities:
Options to purchase common stock	94	321
Unvested restricted stock units	131	225
Total	225	546

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  At March 31, 2013, a total of 391,934 shares of common stock were available for issuance under the 2007 Plan.

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

Stock Options

The following table summarizes option activities from December 31, 2012 through March 31, 2013:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	208,862	$20.75
Granted	21,547	$15.47
Exercised	(8,578)	$12.65
Canceled	(65,396)	$25.21
Outstanding as of March 31, 2013	156,435	$18.59	6.2	$110
Vested or expected to vest at March 31, 2013	143,929	$18.69	5.9	$110
Exercisable at March 31, 2013	108,655	$18.43	5.1	$103

The total intrinsic value of options exercised for the three months ended March 31, 2013 and March 31, 2012 was insignificant for both periods. The Company issues new shares upon the exercise of options. The weighted average grant date fair value for the three months ended March 31, 2013 was $6.11. There were no stock options granted during the three months ended March 31, 2012.  For the three months ended March 31, 2013 and March 31, 2012, no tax benefit was realized from exercised options.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The following table summarizes the weighted-average assumptions for stock options granted (there were no stock options granted in the three months ended March 31, 2012):

Three Months Ended March 31, 2013
Expected life (years)	3.00
Risk-free interest rate	0.4%
Volatility	59%
Dividend yield	—

Restricted Stock

Outstanding restricted stock units granted to employees typically vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2012 through March 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2012	226,402	$21.70
Granted	14,321	$15.47
Restricted Stock Release	(74,000)	$24.25
Canceled	(76,341)	$21.81
Outstanding as of March 31, 2013	90,382	$18.54

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$(154)	$107

Sales and marketing	(77)	41
Research and development	45	(21)
General and administrative	843	920
Included in operating expenses	811	940

Total stock-based compensation expense	$657	$1,047

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods, if necessary.

As of March 31, 2013, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$340	2.3
Restricted Stock Units	$797	1.3

7.  Discontinued Operations

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

The following shows revenues, gross profit and income from discontinued operations, net of tax from discontinued operations ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$—	$4,753
Gross profit	—	3,753

(Loss) income from discontinued operations	(28)	176
Income tax provision from discontinued operations	—	134
(Loss) income from discontinued operations, net of tax	$(28)	$42

Gross profit and (loss) income from discontinued operations do not include allocated corporate costs that were previously allocated to the Company's Media segment.

8.      Commitments and Contingencies

During July 2012, the Consumer Product Safety Commission ("CPSC") filed an administrative complaint against the maker of two products, that are similar in nature, and were sold on the Company's ThinkGeek website. The CPSC complaint does not name ThinkGeek or Geeknet as a party. The Company voluntarily ceased selling these products due to the safety concerns raised by the CPSC. The Company is offering its customers who have purchased these products the opportunity to return the product in exchange for a ThinkGeek credit. As of March 31, 2013, the Company issued an insignificant amount of credits. In April 2013, the CPSC initiated a voluntary recall of the products.
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
The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At March 31, 2013 and December 31, 2012, no liability was recorded for outstanding matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “expect,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; sources of revenue; wholesale arrangements; financial performance and results of operations; management's strategy, plans and objectives for future operations; our intent to continue to invest in establishing our brand identity; liquidity and capital resources; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in Part II., Item 1A Risk Factors, included elsewhere in this Form 10-Q. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2013 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We sell technology-themed retail products for technology enthusiasts and general consumers through our ThinkGeek.com website ("ThinkGeek") and to our wholesale channel customers. We offer a broad range of unique products in a single web property that are not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative GeekLabs products developed in-house. We have several wholesale partnerships with brick and mortar retailers that allow us to reach a new consumer audience and expand our unique brand. We have recently established and strengthened existing partnerships with certain retail store chains that have hundreds of locations throughout the United States and Canada.

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

Each year we initiate programs and promotions to attract additional customers and increase sales from our existing customer base. We run special programs to discount certain products and product lines, increase average order value and we offer free shipping and discounted shipping days. We regularly send direct marketing e-mails to our customers and we increase the number of e-mails and promotions in conjunction with an upcoming holiday or a special event or day when we typically experience a higher volume of sales. We also utilize Facebook, Twitter and YouTube to generate interest in our new product launches. We expect to continue to expand and diversify our sales and marketing programs this year.

We currently use the following key metrics to measure our business:

	Three Months Ended March 31,
	2013	2012
Unique visitors (in thousands) (1)	21,139	18,497
Number of orders received (in thousands) (2)	328	307
Conversion rate	1.55%	1.66%
Average order value received (3)	$60	$57

Number of orders shipped (in thousands) (4)	341	318
Average order value shipped (3) (5)	$57	$55

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

(5) Wholesale channel sales contributed to the total average order value shipped. Excluding wholesale channel sales, average order value shipped for ThinkGeek website orders was $53 for each of the three months ended March 31, 2013 and 2012.

Since we are an e-Commerce business, we have systems and processes in place to protect our business, website and customer information from cyber attacks or breaches. During the first quarter of 2013, there was a Distributed Denial of Service (“DDoS”) cyber attack on our website that we were able to mitigate after several hours. Loss of revenue from the DDoS was insignificant. The systems and processes we have in place and strive to continually improve are designed to reduce the impact or prevent a cyber security attack or breach, however they do not provide absolute security.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, orders in transit, provision for returns, inventory valuation, Geek Point accruals, stock-based compensation and income taxes.

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel. Net revenues are presented net of sales tax. We recognize revenue from consumer goods when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers.  On average, shipping transit times are approximately one to six business days. As of March 31, 2013 and December 31, 2012, $0.8 million and $1.3 million, respectively, was recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

We also engage in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at March 31, 2013 and December 31, 2012 relating to gift certificates was $0.9 million and $1.0 million at each period, respectively.

We reserve an amount for estimated returns at the end of each reporting period. We generally give customers a 90-day right to return products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at March 31, 2013 and December 31, 2012 were $0.1 million and $0.5 million, respectively. This decrease was due to the seasonality effect from holiday sales occurring at year end.

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

Geek Points Loyalty Program

We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends, adjusted for known modifications to the program that will occur in the future. We are currently evaluating the program and plan to modify certain terms and conditions this year. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations.
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

Income Taxes
The Company has recognized a deferred tax asset associated with previously reported net operating losses, which can result in a future tax benefit. A valuation allowance is recognized if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company has recognized a valuation allowance for the full amount of the deferred tax asset as there is insufficient evidence to support that it is more-likely-than-not that the assets will be realized. The Company reviews its valuation allowance at each reporting period using, but not limited to, forecasted financial information to determine if the deferred tax assets could more-

likely-than-not be realized and after considering the impact of limits sanctioned by Internal Revenue Code Section 382 on the use of net operating loss carryforwards.

The Company provides for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities.

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three months ended March 31, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs.

Results of Operations and Discontinued Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended March 31,
	2013	2012
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	81.5	85.3
Gross margin	18.5%	14.7%
Operating expenses:
Sales and marketing	8.8	9.0
Technology and design	7.2	4.6
General and administrative	14.2	14.1
Total operating expenses	30.2%	27.7%
Loss from operations	(11.7)	(13.0)
Interest and other income (expense), net	(0.1)	—
Loss from continuing operations before income taxes	(11.8)	(13.0)
Income tax provision (benefit)	—	(0.7)
Net loss from continuing operations	(11.8)%	(12.3)%
Income from discontinued operations, net of tax	(0.1)%	0.2%
Net loss	(11.9)%	(12.1)%

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

	Three Months Ended March 31,
	2013	2012	% Change
($ in thousands)
Net revenue	$19,557	$17,510	12%

Net revenue increased $2.0 million during the three months ended March 30, 2013 as compared to the same prior year period primarily due to an increase in the number of orders placed through our ThinkGeek website and an increase in revenue through our wholesale channel as compared to the prior year period.
The number of unique visitors increased 14% during the three month period ended March 31, 2013, as compared to the same prior year periods. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through advertising and media coverage.
Wholesale revenue from retailers and brick and mortar stores increased $0.8 million during the three month period ended March 31, 2013, as compared to the same prior year period. This increase is the result of the ThinkGeek sales team strengthening relationships with our existing wholesale clients and acquiring new clients who have particular interest in ThinkGeek products. During the first quarter of 2013, a large wholesale client that began purchasing our products for resale on a trial basis in the last quarter of 2012, began increasing their orders and purchasing on a continual basis for their stores throughout the United States. In addition, during the first quarter of 2013, we entered into a wholesale agreement with another large wholesale client that began selling our products in their many stores located in malls throughout the United States. We anticipate entering into other wholesale arrangements with new clients in the remainder of 2013. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing partnerships.
    ThinkGeek products are sold in the U.S. and internationally. The majority of ThinkGeek website sales are in the U.S. and were 81% and 84% of total sales for the three months ended March 31, 2013 and March 31, 2012, respectively. International sales continue to grow and were 19% and 16% of total net sales for each of the three months ended March 31, 2013 and March 31, 2012, respectively. We have been focused on increasing ThinkGeek awareness in other countries and increasing our ability to ship to other countries which have resulted in the increase in sales internationally.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended March 31,
	2013	2012	% Change
($ in thousands)
Cost of revenue	$15,937	$14,943	7%
Gross margin	$3,620	$2,567	41%
Gross margin %	19%	15%

Cost of revenues increased $1.0 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to an increase in product costs of $0.4 million as a result of higher sales and an increase in royalty fees of $0.3 million. Also contributing to the increase is $0.3 million in shipping, packaging and fulfillment costs.

We improved gross margin as a percentage of revenues for the three months ended March 31, 2013 by three percentage points primarily due to improving our product mix as well as renegotiating terms and pricing with certain vendors.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended March 31,
	2013	2012	% Change
($ in thousands)
Sales and marketing	$1,723	$1,577	9%
Percentage of total net revenue	9%	9%

Sales and marketing expenses increased $0.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to an increase of $0.2 million in electronic payment services and credit card fees, partially offset by $0.1 million in savings on marketing expenses primarily related to our decision to discontinue printing large catalogs.

Technology and Design Expenses

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

	Three Months Ended March 31,
	2013	2012	% Change
($ in thousands)
Technology and design	$1,404	$798	76%
Percentage of total net revenue	7%	5%

Technology and design expense increased $0.6 million, for the three months ended March 31, 2013 as compared to the same prior year period and increased two percentage points as a percentage of sales. This is primarily due to an increase of $0.3 million in personnel and related overhead expenses and an increase of $0.2 million in rent expense for certain equipment. The increase in personnel and related overhead expenses is due to new senior leadership in our engineering group and the addition of a custom manufacturing expert to our GeekLabs group. The increase in rent expense for equipment is for the new data recovery site, rack storage and support for our ThinkGeek website that was built in the later half of the prior year.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended March 31,
	2013	2012	% Change
($ in thousands)
General and administrative	$2,784	$2,473	13%
Percentage of total net revenue	14%	14%

General and administrative expenses increased $0.3 million during the three months ended March 31, 2013 as compared to the same prior year period primarily due to an increase of $0.2 million in professional services fees and $0.2 million in severance related to changes in the leadership team that occurred in the first quarter of 2013.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2013	2012	% Change
($ in thousands)
Interest income	$2	$1	100%
Other income (expense), net	(16)	(4)	300%
Interest and other income (expense), net	$(14)	$(3)	367%

Interest and other income (expense), net during the three months ended March 31, 2013 primarily consisted of foreign currency translation losses, partially offset by income earned from our money market account. Interest and other income (expense), net during the and three months ended March 30, 2012, consisted primarily of credit facilities fees.

Income Taxes

	Three Months Ended March 31, 2013
	2013	2012	% Change
($ in thousands)
Income tax expense	$3	$(121)	(102)%

The income tax provision consists primarily of state income tax expense on taxable income from continuing operations for the three months ended March 31, 2013 and March 31, 2012.

We have recently completed a study addressing the recoverability of our net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in our deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. In the finalization of the 382 study in 2013, additional limitations were identified. Based upon receipt of the final report in Q1 2013, the amount previously reported at December 31, 2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond of $35.5 million was reduced to $18.6 million, subject to annual limitations.  Consistent with what we have done historically, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to our conclusion that it was more-likely-than-not that we would not recover the deferred tax assets. Additionally, the Company does not have a history of taxable income, therefore we have not recorded a benefit on the loss for the three months ended March 31, 2013.

Discontinued Operations, Net of Tax

	Three Months Ended March 31,
	2013	2012
($ in thousands)
(Loss) income from discontinued operations	$(28)	$176
Income tax provision from discontinued operations	—	134
(Loss) income from discontinued operations, net of tax	$(28)	$42

Due to the sale of our Media business on September 17, 2012, the results of the Media business are classified as (Loss) income on discontinued operations for the three months ended March 31, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs. The tax provision recorded on discontinued operations for the three months ended March 31, 2012 represents the tax based upon the with and without method. Final settlement of transition services will occur during 2013.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
($ in thousands)
Net cash used in:
Operating activities	$(5,957)	$(5,191)
Investing activities	(11)	(207)
Financing activities	(309)	(59)
Net cash provided by discontinued operations	—	1,093
Net decrease in cash and cash equivalents	$(6,277)	$(4,364)

Our principal sources of cash as of March 31, 2013 were our existing cash and cash equivalents of $51.0 million.

Operating Activities

Net cash used in operating activities increased $0.8 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to an increase of $0.1 million in loss from operations, an increase of $0.4 million in stock-based compensation expense and an increase in changes in assets and liabilities of $0.3 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was primarily for office and computer equipment. Cash used in investing activities for the three months ended March 31, 2012 was primarily used to purchase network equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2013 of $0.3 million included $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.1 million cash provided by the issuance of common stock from stock option exercises.

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

Liquidity

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support our business, market acceptance of our online products, the resources we devote to developing, marketing, selling and supporting our online products and website, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has the option of an applicable interest rate of 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2012, and the facility now expires October 15, 2013. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of March 31, 2013, we were not in default of these covenants. As of March 31, 2013, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

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

The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring us not to solicit or hire certain employees of the Buyers or compete with the Purchased Business for a period of three years.  We also agreed with Dice to provide certain transition services to one another through December 31, 2013.

We expect to devote capital resources to continue:

•	investing in capital projects that support our distribution and related support systems, and infrastructure,

•	investing and improving product safety and quality assurance testing,

•	enhancing and diversifying sales and marketing programs,

•	improving our technology and functionality,

•	developing trendy unique exclusive GeekLabs products,

•	optimizing supplier and manufacturer relationships, and

•	investing in other general corporate activities.

Financial Risk Management

We currently face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Recent Accounting Pronouncements

None noted that are applicable to the Company.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and interim principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Due to the resignation of our chief financial officer in March 2013, the Company's chief executive officer currently serves as both chief executive officer and interim principal financial officer pending the hiring of a new chief financial officer. Based on that evaluation, the Company's chief executive officer and interim principal financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 1, 2013.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including the Company's chief executive officer and interim prinicipal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have made progress remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2012 which are described in the next section. Notwithstanding the material weaknesses described in Item 9A of the 2012 Form 10-K, we believe our condensed consolidated statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

b) Changes in Internal Control over Financial Reporting

Except as identified below, there has been no change to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	we hired additional resources for our corporate accounting team,

•	we are strengthening our procedures around electronic spreadsheets,

•	we are strengthening our reviews of manual controls that support financial reporting,

•	we engaged a new outside consultant to review, update and assist management in the assessment of our internal control structure and related documentation, and

•	we have reviewed providers to consider for our new integrated enterprise resource planning system and plan to select a provider during the second quarter of 2013.

PART II
Item 1. Legal Proceedings

On April 24, 2013, the United States District Court for the Western District of Washington granted defendant Credit Suisse Securities' motion to dismiss the complaint filed by a purported Company shareholder in Simmonds v. Credit Suisse Securities (USA) LLC, No. 12-cv-01937. The dismissal order granted the plaintiff the ability to re-file an amended complaint. On May 1, 2013, the plaintiff filed with the court notice of plaintiff's decision not to file an amended complaint.  In response to that notice, on May 3, 2013, the court issued an order dismissing the case with prejudice.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2013 to January 31, 2013	8,927	$17.06
February 1, 2013 to February 28, 2013	78	$15.43
March 1, 2013 to March 31, 2013	16,912	$15.80
Total	25,917

(1) All shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

10.1	Separation Agreement by and between Ali R. Sorbi and Geeknet, Inc. dated March 6, 2013.

10.2	Employment agreement, effective March 1, 2013, by and between Kirk L. Somers and Geeknet, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
President and Chief Executive Officer, Interim Principal Financial Officer
Date: May 8, 2013