Form 10-Q
period 2013-06-30
Geeknet, Inc
filed 2013-08-01
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended June 30, 2013			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,604,865 shares of Common Stock, $0.001 par value per share, outstanding as of July 26, 2013.

PART I

GEEKNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,654	$57,294
Accounts receivable, net of allowance of $14 as of June 30, 2013 and December 31, 2012	2,950	1,050
Inventories, net	14,270	16,657
Prepaid expenses and other current assets	7,372	7,013
Total current assets	72,246	82,014
Property and equipment, net	2,897	3,523
Other long-term assets	335	335
Total assets	$75,478	$85,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,374	$11,641
Deferred revenue	2,041	2,303
Accrued liabilities and other	1,602	2,816
Total current liabilities	9,017	16,760
Other long-term liabilities	14	29
Total liabilities	9,031	16,789
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,875 and 6,738 shares, as of June 30, 2013 and December 31, 2012, respectively; outstanding — 6,658 and 6,555 shares as of June 30, 2013 and December 31, 2012, respectively	7	7
Treasury stock	(2,716)	(2,182)
Additional paid-in capital	816,176	814,411
Accumulated other comprehensive income	16	16
Accumulated deficit	(747,036)	(743,169)
Total stockholders’ equity	66,447	69,083
Total liabilities and stockholders’ equity	$75,478	$85,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$22,004	$17,804	$41,561	$35,314
Cost of revenue	17,595	15,708	33,532	30,651
Gross margin	4,409	2,096	8,029	4,663
Operating expenses:
Sales and marketing	1,919	1,798	3,642	3,375
Technology and design	1,494	877	2,898	1,675
General and administrative	2,473	2,521	5,257	4,994
Total operating expenses	5,886	5,196	11,797	10,044
Loss from operations	(1,477)	(3,100)	(3,768)	(5,381)
Gain on sale of non-marketable securities	—	4,021	—	4,021
Interest and other income (expense), net	(13)	(42)	(27)	(45)
(Loss) income from continuing operations before income taxes	(1,490)	879	(3,795)	(1,405)
Income tax (benefit) provision	—	(412)	3	(533)
Net (loss) income from continuing operations	(1,490)	1,291	(3,798)	(872)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(41)	318	(69)	360
Net (loss) income	$(1,531)	$1,609	$(3,867)	$(512)
(Loss) income per share from continuing operations:
Basic	$(0.22)	$0.20	$(0.57)	$(0.14)
Diluted	$(0.22)	$0.20	$(0.57)	$(0.14)
(Loss) income per share from discontinued operations:
Basic	$(0.01)	$0.05	$(0.01)	$0.06
Diluted	$(0.01)	$0.05	$(0.01)	$0.06
Net (loss) income per share:
Basic	$(0.23)	$0.25	$(0.58)	$(0.08)
Diluted	$(0.23)	$0.25	$(0.58)	$(0.08)
Shares used in per share calculations:
Basic	6,638	6,442	6,612	6,409
Diluted	6,638	6,473	6,612	6,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(1,531)	$1,609	$(3,867)	$(512)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	—	14	—	(2)
Comprehensive (loss) income	$(1,531)	$1,623	$(3,867)	$(514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities from continuing operations:
Net loss	$(3,867)	$(512)
Loss (income) from discontinued operations, net of tax	69	(360)
Loss from continuing operations	(3,798)	(872)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	630	746
Stock-based compensation expense	1,464	2,006
Provision for bad debts	(3)	11
Provision for excess and obsolete inventory	427	263
Provision for returns	392	416
Gain on sale of non-marketable securities	—	(4,021)
Loss on sale of assets, net	2	14
Changes in assets and liabilities:
Accounts receivable	(1,897)	20
Inventories	1,960	(2,488)
Prepaid expenses and other assets	(359)	(1,668)
Accounts payable	(6,267)	(1,051)
Deferred revenue	(262)	(496)
Accrued liabilities and other	(1,606)	(1,788)
Other long-term liabilities	(15)	5
Net cash used in operating activities	(9,332)	(8,903)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(101)
Proceeds from sale of non-marketable equity investment	—	6,000
Net cash (used in) provided by investing activities	(5)	5,899
Cash flows from financing activities:
Proceeds from issuance of common stock	272	191
Repurchase of stock	(534)	(452)
Net cash used in financing activities	(262)	(261)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(41)	1,701
Net cash used in investing activities	—	(737)
Net cash (used in) provided by discontinued operations	(41)	964
Net decrease in cash and cash equivalents	(9,640)	(2,301)
Cash and cash equivalents, beginning of year	57,294	36,910
Cash and cash equivalents, end of period	$47,654	$34,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Overview

Geeknet, Inc.'s ("Geeknet" or the “Company”) e-Commerce business sells gadgets, electronics, toys, apparel and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website ("ThinkGeek") and to the Company's wholesale channel customers. ThinkGeek offers a broad range of unique products in a single web property that are not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek audiences on a regular basis. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). The Company has several wholesale partnerships with brick and mortar retailers that allow the Company to reach a new consumer audience and expand its unique brand. The Company has recently established and strengthened existing partnerships with certain retail store chains that have hundreds of locations throughout the United States and Canada.

Prior to September 17, 2012, the Company had two operating segments: e-Commerce and Media. The Media segment provided web properties that served as platforms for the creation, review and distribution of online peer produced content, using our former Media websites, SourceForge, Slashdot, and Freecode.

On September 17, 2012 (the “Closing Date”), Geeknet entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dice Holdings, Inc. (“Dice”) and two of Dice’s subsidiaries, Dice Career Solutions, Inc. and eFinancialCareers Limited (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

On June 17, 2013, the Company announced the commencement of a modified Dutch tender offer to repurchase up to 400,000 shares of its common stock at a price of not less than $12.00 nor greater than $14.00 per share. The Company's Board of Directors determined it was in the best interest to repurchase shares at that time given its cash position and stock price and the likelihood that the Company's common stock may be removed from the Russell 2000 Index.  The Company was subsequently removed from the Russell 2000 Index on June 28, 2013. The tender offer expired on July 15, 2013. Pursuant to the terms of the tender offer, the Company has accepted for purchase 53,884 shares at $14.00 per share for a total cost of $0.8 million, excluding fees and expenses related to the tender offer. These shares represent approximately 0.81% of the shares outstanding as of July 15, 2013.
2.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2013 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and June 30, 2012 and its cash flows for the six months ended June 30, 2013 and June 30, 2012 have been made.

Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the three and six months ended June 30, 2012 in the Company's condensed consolidated statement of operations. The cash flows from the Media business's operating and investing activities are shown separately in cash flows from discontinued operations.

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

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel. Net revenues are presented net of sales tax. The Company recognizes revenue from sales of consumer goods or products when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to eight business days. As of June 30, 2013 and December 31, 2012, $1.0 million and $1.3 million, respectively, were recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at June 30, 2013 and December 31, 2012 relating to gift certificates was $0.9 million and $1.0 million at each period, respectively.

The Company reserves an amount for estimated returns at the end of each reporting period. The Company generally gives customers a 90-day right to return products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at June 30, 2013 and December 31, 2012 were $0.1 million and $0.5 million, respectively.

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three and six months ended June 30, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs. See Note 7. Discontinued Operations for additional information.

Geek Points Loyalty Program

The Company maintains a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends and adjusted for known modifications to the program that will occur in the future. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations.

During the first half of 2013, the Company evaluated the program and revised certain terms and conditions that will take effect on August 1, 2013. The Company's liability associated with the Geek Points program reflects the estimated redemptions to occur in the future based on the revised program.

Income Taxes

The Company has recently completed a study pursuant to Internal Revenue Code Section 382 (“Section 382)
addressing the recoverability of its net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by Section 382 in 2008. As a result of the change of control, certain net operating losses previously included in our deferred tax disclosures will not be available to offset future taxable income. In the finalization of the Section 382 study in the first quarter of 2013, the amount previously reported at December 31,2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond was reduced from $35.5 million to $18.6 million, subject to annual limitations.  Consistent with historical practices, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to the Company's conclusion that it was more-likely-than-not that the Company would not recover the deferred tax assets. Additionally, the Company does not have a history of taxable income, therefore a benefit has not been recorded for the three and six months ended June 30, 2013.

Adopted Accounting Pronouncements

The Company has not recently adopted any new accounting pronouncements.

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Prepaid expenses and deposits for inventory	$4,292	$2,794
Escrow receivable (Note 8)	3,000	3,000
Other current assets (1)	80	1,219
Prepaid expenses and other current assets	$7,372	$7,013

(1) Other current assets at December 31, 2012, include a $0.7 million receivable from the Buyers of the Media business for performance of transition services that was subsequently settled during the second quarter of 2013. Also included in other current assets at December 31, 2012, is $0.5 million in vendor rebates and other receivables.

Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Computer and office equipment (useful lives of 2 to 4 years)	$646	$650
Distribution equipment (useful life of 5 years)	5,290	5,290
Furniture and fixtures (useful lives of 2 to 4 years)	151	143
Leasehold improvements (useful lives of lesser of estimated life or lease term)	220	220
Software (useful lives of 2 to 5 years)	393	393
Total property and equipment	6,700	6,696
Less: Accumulated depreciation and amortization	(3,803)	(3,173)
Property and equipment, net	$2,897	$3,523

Depreciation expense for property and equipment was $0.3 million and $0.4 million for the three months ended June 30, 2013 and June 30, 2012, respectively and $0.6 million and $0.7 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued employee compensation and benefits	$613	$1,258
Other accrued liabilities	989	1,558
Accrued liabilities and other	$1,602	$2,816

4.     Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds which is measured and recorded at fair value on a recurring basis at each reporting period using Level 1 inputs, which are considered the most reliable such as quoted prices in active markets for identical assets or liabilities. The following tables show the fair value of the amounts held in money market funds at each reporting period (in thousands).

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,274	$—	$—	$18,274

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,265	$—	$—	$18,265

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three months ended June 30, 2013 and for the six months ended June 30, 2013 and June 30, 2012, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

(Loss) income from continuing operations	(1,490)	1,291	$(3,798)	$(872)
(Loss) income from discontinued operations, net of tax	(41)	318	(69)	360
Net (loss) income	$(1,531)	$1,609	$(3,867)	$(512)

Weighted average shares - basic	6,638	6,442	6,612	6,409
Dilutive effect of stock-based awards	—	31	—	—
Weighted average shares - dilutive	6,638	6,473	6,612	6,409

(Loss) income per share from continuing operations:
Basic	$(0.22)	$0.20	$(0.57)	$(0.14)
Diluted	$(0.22)	$0.20	$(0.57)	$(0.14)

(Loss) income per share from discontinued operations:
Basic	$(0.01)	$0.05	$(0.01)	$0.06
Diluted	$(0.01)	$0.05	$(0.01)	$0.06

Net (loss) income per share:
Basic	$(0.23)	$0.25	$(0.58)	$(0.08)
Diluted	$(0.23)	$0.25	$(0.58)	$(0.08)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive securities:
Options to purchase common stock	113	259	132	295
Unvested restricted stock units	52	228	35	201
Total	165	487	167	496

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  At June 30, 2013, a total of 337,600 shares of common stock were available for issuance under the 2007 Plan.

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

Stock Options

The following table summarizes option activities from December 31, 2012 through June 30, 2013:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	208,862	$20.75
Granted	28,613	$15.07
Exercised	(20,348)	$13.18
Canceled	(80,122)	$24.06
Outstanding as of June 30, 2013	137,005	$18.75	7.0	$45
Vested or expected to vest at June 30, 2013	122,077	$18.90	6.8	$45
Exercisable at June 30, 2013	88,830	$19.00	6.0	$44

The total intrinsic value of options exercised for the three and six months ended June 30, 2013 and June 30, 2012 was insignificant for all periods. The weighted average grant date fair value for the three months ended June 30, 2013 and June 30, 2012 was $5.40 and $7.86, respectively. The weighted average grant date fair value for the six months ended June 30, 2013 and June 30, 2012 was $5.94 and $7.86, respectively.  For the three and six months ended June 30, 2013 and June 31, 2012, no tax benefit was realized from exercised options.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (years)	3.00	3.06	3.00	3.06
Risk-free interest rate	0.7%	0.4%	0.5%	0.4%
Volatility	58%	65%	59%	65%
Dividend yield	—	—	—	—

Restricted Stock

Outstanding restricted stock units granted to employees typically vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2012 through June 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2012	226,402	$21.70
Granted	77,345	$13.85
Restricted Stock Release	(116,034)	$20.58
Canceled	(77,371)	$21.7
Outstanding as of June 30, 2013	110,342	$17.38

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$34	$67	$(120)	$174

Sales and marketing	9	31	(68)	72
Technology and design	48	39	93	18
General and administrative	716	822	1,559	1,742
Included in operating expenses	773	892	1,584	1,832

Total stock-based compensation expense	$807	$959	$1,464	$2,006

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods, if necessary.

As of June 30, 2013, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$303	2.3
Restricted Stock Units	$815	1.9

7.  Discontinued Operations

On September 17, 2012, Geeknet, Inc. entered into a Purchase Agreement with Dice and two of Dice’s subsidiaries, (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business segment, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

The following shows revenues, gross profit and income from discontinued operations, net of tax from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$5,275	$—	$10,028
Gross profit	—	4,089	—	7,842

(Loss) income from discontinued operations	(41)	730	(69)	906
Income tax provision from discontinued operations	—	412	—	546
(Loss) income from discontinued operations, net of tax	$(41)	$318	$(69)	$360

Gross profit and (loss) income from discontinued operations do not include allocated corporate costs that were previously allocated to the Company's Media segment.

8.      Commitments and Contingencies

During July 2012, the Consumer Product Safety Commission ("CPSC") filed an administrative complaint against the maker of two products, that are similar in nature, and were sold on the Company's ThinkGeek website. The CPSC complaint does not name ThinkGeek or Geeknet as a party. The Company voluntarily ceased selling these products due to the safety concerns raised by the CPSC. In April 2013, the CPSC initiated a voluntary recall of the products. The Company is offering its customers who have purchased these products the opportunity to return the product in exchange for a ThinkGeek credit. As of June 30, 2013, the Company issued an insignificant amount of credits.
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
Litigation
On October 3, 2007, a purported Geeknet (formerly known as VA Linux Systems, Inc.) shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934 (“Exchange Act”), which prohibits short-swing trading, against the Company's IPO underwriters. On August 29, 2012, the same Plaintiff sent a demand to the Company requesting the Company commence an action under Section 16(b) of the Exchange Act against Credit Suisse Securities (USA) LLC, one of the Company's IPO underwriters based on similar allegations as in Plaintiff's prior lawsuit. The Company believed that pursuing the claim would not have been in the best interests of the Company and therefore did not take the action requested in the letter. On November 2, 2012, the Plaintiff filed a complaint in the United States District Court for the Western District of Washington under Section 16(b) of the Exchange Act against Credit Suisse Securities (USA) LLC seeking disgorgement of short-swing trading profits (Simmonds v. Credit Suisse Securities (USA) LLC, No. 12-cv-01937). The Company was named as a nominal plaintiff in the suit, and no recovery was sought against the Company. On April 24, 2013, the court granted defendant Credit Suisse Securities' motion to dismiss the complaint. The dismissal order granted the plaintiff the ability to re-file an amended complaint. On May 1, 2013, the plaintiff filed the notice of plaintiff's decision not to file an amended complaint.  In response to that notice, on May 3, 2013, the court issued an order dismissing the case with prejudice.
On June 10, 2013, the Company was served with a complaint filed by UbiComm LLC in U.S. District Court, for the District of Delaware, alleging infringement of U.S. Patent Number 5,603,054. Subsequently, the parties entered into a Stipulation and Order to Extend Time for the Company to move, answer, or otherwise respond to UbiComm's Complaint until September 3, 2013. At this time, management cannot determine the likelihood of the outcome.

The Company is subject to various claims and legal actions arising in the ordinary course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At June 30, 2013 and December 31, 2012, no liability was recorded for outstanding matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Words such as “may,” “could,” “anticipate,” “potential,” “expect,” and variations of such words and similar expressions, are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding our expectations and beliefs regarding future revenue growth; sources of revenue; wholesale arrangements; financial performance and results of operations; management's strategy, plans and objectives for future operations; our intent to continue to invest in establishing our brand identity; improving product safety and quality assurance testing, improving website user experience and functionality; upgrading technology, infrastructure, support systems and integrated enterprise resource planning system; investing in human resources; development of product offerings; expansion and diversification of our sales and marketing programs; optimization of manufacture and supplier relationships; liquidity and capital resources; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. Actual results may differ materially from those expressed or implied in such forward-looking statements due to various factors, including those set forth in the Risk Factors contained in Part II., Item 1A Risk Factors, included elsewhere in this Form 10-Q. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2013 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We sell gadgets, electronics, toys, apparel and other retail products for technology enthusiasts and general consumers through our ThinkGeek.com website ("ThinkGeek") and to our wholesale channel customers. We offer a broad range of unique products in a single web property that are not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative GeekLabs products developed in-house. We have several wholesale partnerships with brick and mortar retailers that allow us to reach a broader consumer audience and expand our unique brand. We have recently established and strengthened existing partnerships with certain specialty retail store chains that have locations throughout the United States and Canada.

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

Each year we initiate programs and promotions to attract additional customers and increase sales from our existing customer base such as discounted programs on certain products or orders, free or discounted shipping, and other limited offers. We regularly send direct marketing e-mails to our customers and we increase the number of e-mails and promotions in conjunction with holidays or special events. We also utilize social networking platforms such as Facebook, Twitter and YouTube to communicate with customers, increase brand awareness and generate interest in our new product launches. We expect to continue to expand and diversify our sales and marketing programs this year to attract even more customers.

We currently use the following key metrics to measure our sales derived from our ThinkGeek.com website:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unique visitors (in thousands) (1)	20,428	18,590	41,568	37,087
Number of orders received (in thousands) (2)	314	296	641	603
Conversion rate	1.54%	1.59%	1.54%	1.63%
Average order value received (3) (5)	$60	$58	$57	$56

Number of orders shipped (in thousands) (4)	295	295	636	613
Average order value shipped (3) (5)	$62	$56	$57	$54

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

(3)
Average order value received or shipped is calculated by the total sales for orders received or shipped divided by the number of orders received or shipped, excluding wholesale orders. Average order value can vary depending on, but not limited to, seasonality, promotions, the competitive environment and economic conditions.

(4) The number of orders shipped represents all orders associated with the amount of revenue recognized for ThinkGeek for the period presented, excluding wholesale revenue.

(5) Average order value received and Average order value shipped has previously been shown including wholesale orders. Due to the increase in our wholesale revenues in the current year, we determined showing these amounts excluding wholesale orders will provide a more comparable basis. As such, Average order value received and Average order value shipped has been adjusted in all periods shown to reflect this change.

In addition to the metrics discussed above, we also had sales through our wholesale channel of $3.6 million and $1.3 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $5.2 and $2.0 million for the six months ended June 30, 2013 and June 30, 2012, respectively. These wholesale revenues primarily consisted of sales of certain unique licensed ThinkGeek products.

Due to the fact that we are an e-Commerce business, we have systems and processes in place to protect our business, website and customer information from cyber attacks or breaches. In March 2013, there was a Distributed Denial of Service (“DDoS”) cyber attack on our website that we were able to mitigate after several hours. Loss of revenue from the DDoS was insignificant. The systems and processes we have in place and strive to continually improve are designed to reduce the impact or prevent a cyber security attack or breach; however, they do not provide absolute security.

On June 17, 2013, the we announced the commencement of a modified Dutch tender offer to repurchase up to 400,000 shares of our common stock at a price of not less than $12.00 nor greater than $14.00 per share. Our Board of Directors determined it was in the best interest to repurchase shares at that time given our cash position and stock price and the likelihood that our common stock may be removed from the Russell 2000 Index.  We were subsequently removed from the Russell 2000 Index on June 28, 2013. The tender offer expired on July 15, 2013. Pursuant to the terms of the tender offer, the Company has accepted for purchase 53,884 shares at $14.00 per share for a total cost of $0.8 million, excluding fees and expenses related to the tender offer. These shares represent approximately 0.81% of the shares outstanding as of July 15, 2013.

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

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel. Net revenues are presented net of sales tax. We recognize revenue from consumer goods when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period, were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers.  On average, shipping transit times are approximately one to eight business days. As of June 30, 2013 and December 31, 2012, $1.0 million and $1.3 million, respectively, were recognized as deferred revenue for orders placed at the end of the reporting period, but not yet delivered.

We also engage in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at June 30, 2013 and December 31, 2012 relating to gift certificates was $0.9 million and $1.0 million at each period, respectively.

We reserve an amount for estimated returns at the end of each reporting period. We generally give customers a 90-day right to return products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at June 30, 2013 and December 31, 2012 were $0.1 million and $0.5 million, respectively. This decrease was due to the seasonality effect from holiday sales occurring at year end.

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

Geek Points Loyalty Program

We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends and adjusted for known modifications to the program that will occur in the future. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations.

During the first half of 2013, we evaluated the program and revised certain terms and conditions that will take effect on August 1, 2013. Our liability associated with the Geek Points program reflects the estimated redemptions to occur in the future based on the revised program.

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

Income Taxes
The Company has recognized a deferred tax asset associated with previously reported net operating losses, which can result in a future tax benefit. A valuation allowance is recognized if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company has recognized a valuation allowance for the full amount of the deferred tax asset as there is insufficient evidence to support that it is more-likely-than-not that the assets will be realized. The Company reviews its valuation allowance at each reporting period using, but not limited to, forecasted financial information to determine if the deferred tax assets could more-likely-than-not be realized and after considering the impact of limits on the use of net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The Company provides for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities.

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three and six months ended June 30, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs.

Results of Operations and Discontinued Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations. This table should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	80.0%	88.2%	80.7%	86.8%
Gross margin	20.0%	11.8%	19.3%	13.2%
Operating expenses:
Sales and marketing	8.7%	10.1%	8.8%	9.6%
Technology and design	6.8%	4.9%	7.0%	4.7%
General and administrative	11.2%	14.2%	12.6%	14.1%
Total operating expenses	26.7%	29.2%	28.4%	28.4%
Loss from operations	(6.7)%	(17.4)%	(9.1)%	(15.2)%
Gain on sale of non-marketable securities	—%	22.6%	—%	11.4%
Interest and other income (expense), net	(0.1)%	(0.2)%	(0.1)%	(0.1)%
(Loss) income from continuing operations before income taxes	(6.8)%	5.0%	(9.2)%	(3.9)%
Income tax (benefit) provision	—%	(2.3)%	—%	(1.5)%
Net (loss) income from continuing operations	(6.8)%	7.3%	(9.2)%	(2.4)%
Income from discontinued operations, net of tax	(0.2)%	1.8%	(0.2)%	1.0%
Net (loss) income	(7.0)%	9.1%	(9.4)%	(1.4)%

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel, and includes shipping, net of returns and allowances. These consumer goods are typically electronics, toys, gadgets, apparel, edibles, geek-themed and other specialty or unique items. Our customers are primarily technology enthusiasts and general consumers. We sell and ship our products domestically and internationally.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Net revenue	$22,004	$17,804	24%	$41,561	$35,314	18%

Net revenue increased $4.2 million and $6.2 million during the three and six months ended June 30, 2013 as compared to the same prior year periods primarily due to an increase in the number of domestic orders placed through our ThinkGeek website and an increase in revenue through our wholesale channel as compared to the prior year period. Also contributing to the increase was higher international sales.
The number of unique visitors increased 10% during the three month period ended June 30, 2013 and 12% during the six month period ended June 30, 2013, as compared to the same prior year periods. The higher volume of visitors is primarily due to our efforts to increase consumer awareness of our ThinkGeek website through advertising and media coverage.
Wholesale revenue from retailers and brick and mortar stores increased $2.4 million and $3.2 million during the three and six month periods ended June 30, 2013, as compared to the same prior year periods. This increase is the result of strengthened relationships with our existing wholesale clients and acquiring new clients who have particular interest in certain unique licensed ThinkGeek products. During the first half of 2013, we executed wholesale agreements with and began selling to three large retailers. These retailers are in the toy, gaming and pop culture industries and have many brick and mortar locations throughout the United States and Canada. We anticipate entering into other wholesale arrangements with new clients in the remainder of 2013. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing partnerships.

    ThinkGeek products are sold in the United States. and internationally. International revenue increased $0.4 million and $1.1 million during the three and six month periods ended June 30, 2013, as compared to the same prior year periods. The majority of ThinkGeek website sales are in the U.S. International sales were 18% and 19% of total net sales for each of the three months ended June 30, 2013 and June 30, 2012, respectively, and 18% and 17% of total net sales for each of the six months ended June 30, 2013 and June 30, 2012, respectively. The increase in international sales is attributable to our offering of a more economical international shipping option.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Cost of revenue	$17,595	$15,708	12%	$33,532	$30,651	9%
Gross margin	$4,409	$2,096	110%	$8,029	$4,663	72%
Gross margin %	20%	12%		19%	13%

Cost of revenues increased $1.9 million for the three months ended June 30, 2013 as compared to the same prior year period primarily due to an increase in product costs of $1.8 million, an increase in royalty fees of $0.8 million and an increase in excess and obsolete inventory reserves of $0.1 million, partially offset by an adjustment to inventory of $0.4 million and a decrease of $0.4 million in other various costs of revenue. Product costs increased as a result of higher sales in the current year period compared to the prior year period. Royalty payments to our third-party licensors increased as a result of higher sales of licensed products. Excess and obsolete inventory increased due to the aging of certain products in our inventory. The adjustment to inventory was higher than normal due to our efforts in analyzing our inventory balances and outstanding purchase orders during the second quarter of 2013.

Cost of revenues increased $2.9 million during the six months ended June 30, 2013 as compared to the same periods ended June 30, 2012 primarily due to an increase in product costs of $2.2 million, an increase in royalty fees of $1.1 million and an increase in excess and obsolete inventory reserves of $0.3 million, partially offset by an adjustment to inventory of $0.8 million. The adjustment to inventory was higher than normal due to our efforts in analyzing our inventory balances and outstanding purchase orders during the first half of 2013.

Gross margin as a percentage of revenues increased eight percentage points for the three months ended June 30, 2013 as compared to the same prior year period and improved by six percentage points for the six months ended June 30, 2013 as compared to the same prior year period. These increases are primarily due to higher sales of our unique GeekLabs products, improved margins from sales through our wholesale channel and lower shipping and processing costs as a percentage of revenue. This was partially offset by lower margins related to higher royalty fees.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Sales and marketing	$1,919	$1,798	7%	$3,642	$3,375	8%
Percentage of total net revenue	9%	10%		9%	10%

Sales and marketing expenses increased $0.1 million for the three months ended June 30, 2013 as compared to the same prior year period primarily due to an increase of $0.1 million in business consulting fees, an increase of $0.1 million in affiliate fees, and an increase of $0.1 million in electronic payment services and credit card fees. These increases were partially offset by $0.2 million in savings from our decision to discontinue printing our catalogs. Business consulting fees increased because we retained consultants to assist us in researching marketing matters such as revising our Geek Point program and a market study of our customers. Affiliate fees have increased because we continue to build our affiliate relationships and as a result expand our customers base. Electronic payment services and credit card fees have increased due to a higher volume of sales.

Sales and marketing expenses increased $0.3 million for the six months ended June 30, 2013 as compared to the same prior year period primarily due to an increase of $0.2 million in business consulting fees, an increase of $0.2 million in affiliate fees, an increase of $0.2 million in marketing services and an increase of $0.3 million in electronic payment services and credit card fees. These increases were partially offset by $0.6 million in savings from our decision to discontinue printing our catalogs. The increase in marketing services is primarily related to fees associated with attracting customers through paid search advertising.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Technology and design	$1,494	$877	70%	$2,898	$1,675	73%
Percentage of total net revenue	7%	5%		7%	5%

Technology and design expense increased $0.6 million for the three months ended June 30, 2013 as compared to the same prior year period and increased two percentage points as a percentage of sales. This is primarily due to an increase of $0.3 million in personnel and related overhead expenses and an increase of $0.2 million in rent expense for certain equipment. The increase in personnel and related overhead expenses is due to new senior leadership in our engineering group and the addition of a custom manufacturing expert to our GeekLabs group. The increase in rent expense is equipment for the new data recovery site that we secured in the second half of 2012 and for support for our ThinkGeek website.

Technology and design expense increased $1.2 million for the six months ended June 30, 2013 as compared to the same prior year period and increased two percentage points as a percentage of sales. This is primarily due to an increase of $0.6 million in personnel and related overhead expenses and an increase of $0.5 million in rent expense for certain equipment.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
General and administrative	$2,473	$2,521	(2)%	$5,257	$4,994	5%
Percentage of total net revenue	11%	14%		13%	14%

General and administrative expenses decreased slightly during the three months ended June 30, 2013 as compared to the same prior year period due to a decrease of $0.5 million in salaries, share based compensation and related expenses primarily due to the departures of key executives and management, offset by executive recruiting costs, facilities and other expenses.

General and administrative expenses increased $0.3 million during the six months ended June 30, 2013 as compared to the same prior year period due to an increase of $0.4 million in executive recruitment expenses, an increase in facility and other expenses of $0.2 million, partially offset by a $0.2 million decrease in salaries, share based compensation and related expenses and a decrease of $0.1 million in professional services.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Interest income	$2	$1	100%	$4	$1	300%
Other income (expense), net	(15)	(43)	(65)%	(31)	(46)	(33)%
Interest and other income (expense), net	$(13)	$(42)	(69)%	$(27)	$(45)	(40)%

Interest and other income (expense), net during the three and six months ended June 30, 2013 primarily consisted of penalties and foreign currency translation losses, partially offset by income earned from our money market account. Interest and other income (expense), net during the and three and six months ended June 30, 2012, consisted primarily of a loss from the disposal of an asset and credit facilities fees.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Income tax (benefit) provision	$—	$(412)	(100)%	$3	$(533)	(101)%

The income tax benefit in the three and six months ended June 30, 2012 is offset by a tax provision in discontinued operations as there was a loss in continuing operations for the six months ended June 30, 2012.

We have recently completed a study addressing the recoverability of our net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in our deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. In the finalization of the 382 study in 2013, additional limitations were identified. Based upon receipt of the final report in the first quarter of 2013, the amount previously reported at December 31, 2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond of $35.5 million was reduced to

$18.6 million, subject to annual limitations.  Consistent with what we have done historically, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to our conclusion that it was more-likely-than-not that we would not recover the deferred tax assets. Additionally, the Company does not have a history of taxable income, therefore we have not recorded a benefit on the loss for the three and six months ended June 30, 2013.

Discontinued Operations, Net of Tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
($ in thousands)
(Loss) income from discontinued operations	$(41)	$730	$(69)	$906
Income tax provision from discontinued operations	—	412	—	546
(Loss) income from discontinued operations, net of tax	$(41)	$318	$(69)	$360

Due to the sale of our Media business on September 17, 2012, the results of the Media business are classified as (Loss) income on discontinued operations for the three and six months ended June 30, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs. The tax provision recorded on discontinued operations for the three and six months ended June 30, 2012 represents the tax based upon the with and without method. The majority of transition services were settled during the second quarter of 2013.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(9,332)	$(8,903)
Investing activities	(5)	5,899
Financing activities	(262)	(261)
Net cash (used in) provided by discontinued operations	(41)	964
Net decrease in cash and cash equivalents	$(9,640)	$(2,301)

Our principal sources of cash as of June 30, 2013 were our existing cash and cash equivalents of $47.7 million.

Operating Activities

Net cash used in operating activities increased $0.4 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to an increase of $2.9 million in loss from operations, a decrease of $0.5 million in stock-based compensation expense, and a decrease in changes in assets and liabilities of $1.0 million, partially offset by $4.0 million gain on sale of non-marketable securities. Changes in assets and liabilities of $1.0 million was the result of a decrease of cash provided by accounts receivable of $1.9 million due to a higher balance of wholesale customer receivables and a decrease of $0.8 million due to the timing of inventory purchases and payments. The decrease is partially offset by an increase of $1.3 million in prepaid expenses and other assets and an increase of $0.4 million of other liabilities. The increase in prepaid expenses and other assets is attributable to a settlement with Dice for transition services and a decrease in prepayments.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2013 was primarily for office and computer equipment. Cash provided by investing activities for the six months ended June 30, 2012 was proceeds of $6.0 million for the sale of the Company's series C-1 preferred stock investment in CollabNet, Inc., partially offset by $0.1 million of network equipment purchases.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2013 and June 30, 2012 of $0.3 million included $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.2 million cash provided by the issuance of common stock from stock option exercises.

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

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has the option of an applicable interest rate of 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2012, and the facility now expires October 15, 2013. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of June 30, 2013, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

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

We expect to devote capital resources to continue:

•	investing in engineering and infrastructure that will provide us with opportunities and capabilities to support future growth,

•	improving website user experience and functionality,

•	investing and improving product safety and quality assurance testing,

•	developing trendy unique exclusive GeekLabs products,

•	investing in human resources and leadership,

•	investing in capital projects that support our distribution and related support systems,

•	enhancing and diversifying sales and marketing programs,

•	optimizing supplier and manufacturer relationships, and

•	investing in other general corporate activities.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and interim principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Due to the resignation of our chief financial officer in March 2013, the Company's chief executive officer currently serves as both chief executive officer and interim principal financial officer pending the hiring of a new chief financial officer. Based on the evaluation, the Company's chief executive officer and interim principal financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 1, 2013. On July 9, 2013, the Company announced the appointment of a Chief Financial Officer, who will join the Company August 12, 2013.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including the Company's chief executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

b) Changes in Internal Control over Financial Reporting

Except as identified below, there has been no change to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the three months ended June 30, 2013, we undertook the following to improve our internal controls:

•	we completed hiring additional resources for our corporate accounting team,

•	we are continuing to strengthen our procedures around electronic spreadsheets,

•	we are continuing to strengthen our reviews of manual controls that support financial reporting,

•	we began collaborating with our outside consultants to review, update and assess our internal control structure and related documentation, and

•
we are currently in negotiations with a provider for our new integrated enterprise resource planning system and expect to enter into an agreement during the third quarter of 2013. We will plan the implementation during the last half of 2013. Implementation of our integrated enterprise resource planning system is expected to begin in the first quarter of 2014.

PART II
Item 1. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings.  It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, current and prospective investors in Geeknet securities should carefully consider the risks discussed under Item 1A, “Risk Factors” and elsewhere in our 2012 Form 10-K before making an investment decision. There have been no material changes in the risk factors discussed in our 2012 Form 10-K. In addition, these risks are not the only ones facing our company. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 1, 2013 to April 30, 2013	179	$13.22
May 1, 2013 to May 31, 2013	7,738	$14.37
June 1, 2013 to June 30, 2013	—	$—
Total	7,917

(1) All shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

20.1	Tender Offer Statement, dated June 17, 2013 (incorporated by reference from the Registrant's Schedule To Tender Offer on Form SC-TO-I filed on June 17, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
President and Chief Executive Officer, Interim Principal Financial Officer
Date: August 1, 2013