Form 10-Q
period 2013-09-30
Geeknet, Inc
filed 2013-11-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended September 30, 2013			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,638,272 shares of Common Stock, $0.001 par value per share, outstanding as of November 4, 2013.

PART I

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,667	$57,294
Accounts receivable, net of allowance of $167 and $14 as of September 30, 2013 and December 31, 2012, respectively	5,109	1,050
Inventories, net	19,672	16,657
Prepaid expenses and other current assets	7,756	7,013
Total current assets	73,204	82,014
Property and equipment, net	2,577	3,523
Other long-term assets	50	335
Total assets	$75,831	$85,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,607	$11,641
Deferred revenue	1,972	2,303
Accrued liabilities and other	1,684	2,816
Total current liabilities	11,263	16,760
Other long-term liabilities	—	29
Total liabilities	11,263	16,789
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,899 and 6,738 shares, as of September 30, 2013 and December 31, 2012, respectively; outstanding — 6,637 and 6,555 shares as of September 30, 2013 and December 31, 2012, respectively	7	7
Treasury stock	(3,476)	(2,182)
Additional paid-in capital	816,493	814,411
Accumulated other comprehensive income	16	16
Accumulated deficit	(748,472)	(743,169)
Total stockholders’ equity	64,568	69,083
Total liabilities and stockholders’ equity	$75,831	$85,872

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$22,363	$17,260	$63,924	$52,574
Cost of revenue	18,113	15,004	51,645	45,656
Gross margin	4,250	2,256	12,279	6,918
Operating expenses:
Sales and marketing	2,116	1,714	5,758	5,089
Technology and design	1,457	1,117	4,355	2,792
General and administrative	2,117	2,635	7,374	7,629
Total operating expenses	5,690	5,466	17,487	15,510
Loss from operations	(1,440)	(3,210)	(5,208)	(8,592)
Gain on sale of non-marketable securities	—	—	—	4,021
Interest and other income (expense), net	2	(15)	(25)	(59)
Loss from continuing operations before income taxes	(1,438)	(3,225)	(5,233)	(4,630)
Income tax benefit	(52)	(1,226)	(49)	(1,759)
Net loss from continuing operations	(1,386)	(1,999)	(5,184)	(2,871)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(50)	10,362	(119)	10,722
Net (loss) income	$(1,436)	$8,363	$(5,303)	$7,851
Loss per share from continuing operations:
Basic	$(0.21)	$(0.31)	$(0.78)	$(0.45)
Diluted	$(0.21)	$(0.31)	$(0.78)	$(0.45)
(Loss) income per share from discontinued operations:
Basic	$(0.01)	$1.60	$(0.02)	$1.67
Diluted	$(0.01)	$1.57	$(0.02)	$1.64
Net (loss) income per share:
Basic	$(0.22)	$1.29	$(0.80)	$1.22
Diluted	$(0.22)	$1.27	$(0.80)	$1.20
Shares used in per share calculations:
Basic	6,618	6,483	6,614	6,438
Diluted	6,618	6,597	6,614	6,529

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (loss) income	$(1,436)	$8,363	$(5,303)	$7,851
Other comprehensive (loss) income:
Foreign currency translation loss	—	(38)	—	(40)
Comprehensive (loss) income	$(1,436)	$8,325	$(5,303)	$7,811

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities from continuing operations:
Net (loss) income	$(5,303)	$7,851
Loss (income) from discontinued operations, net of tax	119	(10,722)
Loss from continuing operations	(5,184)	(2,871)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	950	1,076
Stock-based compensation expense	1,753	2,843
Provision for bad debts	164	21
Provision for excess and obsolete inventory	712	230
Gain on sale of non-marketable securities	—	(4,021)
Loss on disposal of assets, net	4	56
Changes in assets and liabilities:
Accounts receivable	(4,223)	(195)
Inventories	(3,727)	(13,967)
Prepaid expenses and other assets	(3,458)	(7,604)
Accounts payable	(4,034)	5,805
Deferred revenue	(331)	(250)
Accrued liabilities and other liabilities	(1,131)	(1,796)
Other long-term liabilities	(29)	—
Net cash used in operating activities	(18,534)	(20,673)
Cash flows from investing activities:
Purchase of property and equipment	(8)	(108)
Proceeds from sale of non-marketable equity investment	—	6,000
Proceeds from sale of discontinued operations	3,000	17,000
Net cash provided by investing activities	2,992	22,892
Cash flows from financing activities:
Proceeds from issuance of common stock	292	249
Repurchase of stock	(1,286)	(1,194)
Net cash used in financing activities	(994)	(945)
Cash flows from discontinued operations:
Net cash used in operating activities	(91)	(2,220)
Net cash provided by investing activities	—	1,958
Net cash used in discontinued operations	(91)	(262)
Net change in cash and cash equivalents	(16,627)	1,012
Cash and cash equivalents, beginning of year	57,294	36,910
Cash and cash equivalents, end of period	$40,667	$37,922

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Overview

Geeknet, Inc. and its subsidiary, ThinkGeek, Inc. ("Geeknet" or the “Company”) operate an e-commerce business that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website ("ThinkGeek") and to the Company's wholesale channel customers. ThinkGeek offers a broad range of unique products in a single web property that are typically not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek audiences on a regular basis. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). The Company has several wholesale partnerships with brick and mortar retailers that allow the Company to reach a broader consumer audience and expand its unique brand. The Company has recently established and strengthened existing partnerships with certain retail store chains that have locations throughout the United States and Canada.

Prior to September 17, 2012, the Company had two operating segments: e-Commerce and Media. The Media segment provided platforms for the creation, review and distribution of online peer produced content, using our former websites, SourceForge, Slashdot, and Freecode.

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

On June 17, 2013, the Company announced the commencement of a modified Dutch tender offer to repurchase up to 400,000 shares of its common stock at a price of not less than $12.00 nor greater than $14.00 per share. The Company's Board of Directors determined it was in the best interest of its stockholders to repurchase shares at that time given its cash position and stock price and the likelihood that the Company's common stock may be removed from the Russell 2000 Index.  The Company was subsequently removed from the Russell 2000 Index on June 28, 2013. The tender offer expired on July 15, 2013. Pursuant to the terms of the tender offer, the Company purchased 53,884 shares at $14.00 per share for a total cost of $0.8 million, excluding fees and expenses related to the tender offer. These shares represented approximately 0.81% of the shares outstanding as of July 15, 2013.

2.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2013 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are not audited. As such, the Company's future consolidated financial position, results of operations or cash flows for the periods presented are not necessarily indicative of the results that may be expected for 2013. This is due in part to the seasonal nature of the business with a disproportionate amount of sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K ("Form 10-K") filed with the SEC.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30,

2013, its results of operations for the three and nine months ended September 30, 2013 and September 30, 2012 and its cash flows for the nine months ended September 30, 2013 and September 30, 2012 have been made.

Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the three and nine months ended September 30, 2012 in the Company's consolidated statement of operations. The cash flows from the Media business's operating and investing activities are shown separately in cash flows from discontinued operations.

The interim unaudited consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the SEC and on the same basis as the annual financial statements.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Estimates include, but are not limited to, orders in transit at the end of the reporting period, provision for returns, inventory valuation, Geek Point accruals, stock-based compensation, allowance for doubtful accounts and income taxes. Actual results could differ from those estimates.

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel. Net revenues include shipping and is presented net of returns and allowances and sales taxes. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to eight business days. As of September 30, 2013 and December 31, 2012, $0.9 million and $1.3 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at September 30, 2013 and December 31, 2012 relating to gift certificates was $0.9 million and $1.0 million at each period, respectively.

The Company reserves an amount for estimated returns at the end of each reporting period. The Company generally gives customers a 90-day right to return products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at September 30, 2013 and December 31, 2012 were $0.1 million and $0.5 million, respectively.

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three and nine months ended September 30, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs. See Note 7. Discontinued Operations for additional information.

Geek Points Loyalty Program

The Company maintains a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends and adjusted for known modifications to the program that will occur in the future. The cost of the redemptions

is included in cost of revenues on the Company's consolidated statements of operations.    During the first half of 2013, the Company evaluated the program and revised certain terms and conditions that took effect on August 1, 2013.

Income Taxes

The Company performed a study pursuant to Internal Revenue Code Section 382 (“Section 382")
addressing the recoverability of its net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by Section 382 in 2008. As a result of the change of control, certain net operating losses previously included in the Company's deferred tax disclosures will not be available to offset future taxable income. In the finalization of the Section 382 study in the first quarter of 2013, the amount previously reported at December 31, 2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond was reduced from $35.5 million to $18.6 million, subject to annual limitations.  Consistent with historical practices, the Company continues to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to the Company's conclusion that it is more-likely-than-not that the Company will not recover the deferred tax assets. Additionally, the Company does not have a history of taxable income, therefore a benefit has not been recorded for the three and nine months ended September 30, 2013.

Adopted Accounting Pronouncements

The Company has not recently adopted any new accounting pronouncements.

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Prepaid expenses and deposits for inventory	$7,657	$2,794
Escrow receivable (Note 8)	—	3,000
Other current assets (1)	99	1,219
Prepaid expenses and other current assets	$7,756	$7,013

(1) Other current assets at December 31, 2012, include a $0.7 million receivable from the Buyers of the Media business for performance of transition services that was subsequently settled during the second quarter of 2013. Also included in other current assets at December 31, 2012, is $0.5 million in vendor rebates and other receivables.

Property and equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Computer and office equipment (useful lives of 2 to 4 years)	$647	$650
Distribution equipment (useful life of 5 years)	5,290	5,290
Furniture and fixtures (useful lives of 2 to 4 years)	151	143
Leasehold improvements (useful lives of lesser of estimated life or lease term)	220	220
Software (useful lives of 2 to 5 years)	393	393
Total property and equipment	6,701	6,696
Less: Accumulated depreciation and amortization	(4,124)	(3,173)
Property and equipment, net	$2,577	$3,523

Depreciation expense for property and equipment was $0.3 million for each of the three months ended September 30, 2013 and September 30, 2012 and $1.0 million and $1.1 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued employee compensation and benefits	$756	$1,258
Other accrued liabilities	928	1,558
Accrued liabilities and other	$1,684	$2,816

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

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,275	$—	$—	$18,275

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,265	$—	$—	$18,265

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three months ended September 30, 2013 and for the nine months ended September 30, 2013, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Loss from continuing operations	(1,386)	(1,999)	$(5,184)	$(2,871)
(Loss) income from discontinued operations, net of tax	(50)	10,362	(119)	10,722
Net (loss) income	$(1,436)	$8,363	$(5,303)	$7,851

Weighted average shares - basic	6,618	6,483	6,614	6,438
Dilutive effect of stock-based awards	—	114	—	91
Weighted average shares - dilutive	6,618	6,597	6,614	6,529

Loss per share from continuing operations:
Basic	$(0.21)	$(0.31)	$(0.78)	$(0.45)
Diluted	$(0.21)	$(0.31)	$(0.78)	$(0.45)

(Loss) income per share from discontinued operations:
Basic	$(0.01)	$1.60	$(0.02)	$1.67
Diluted	$(0.01)	$1.57	$(0.02)	$1.64

Net (loss) income per share:
Basic	$(0.22)	$1.29	$(0.80)	$1.22
Diluted	$(0.22)	$1.27	$(0.80)	$1.20
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive securities:
Options to purchase common stock	86	107	100	40
Unvested restricted stock units	29	186	50	263
Total	115	293	150	303

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  At September 30, 2013, a total of 319,369 shares of common stock were available for issuance under the 2007 Plan.

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

Stock Options

The following table summarizes option activities from December 31, 2012 through September 30, 2013:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	208,862	$20.75
Granted	36,607	$15.42
Exercised	(22,170)	$13.17
Canceled	(90,674)	$25.14
Outstanding as of September 30, 2013	132,625	$17.54	7.5	$258
Vested or expected to vest at September 30, 2013	117,798	$17.70	7.3	$240
Exercisable at September 30, 2013	80,635	$17.28	6.5	$205

The total intrinsic value of options exercised for the three and nine months ended September 30, 2013 and September 30, 2012 was insignificant for all periods. The weighted average grant date fair value for the three months ended September 30, 2013 and September 30, 2012 was $6.50 and $7.20, respectively. The weighted average grant date fair value for the nine months ended September 30, 2013 and September 30, 2012 was $6.06 and $7.51, respectively.  For the three and nine months ended September 30, 2013 and September 30, 2012, no tax benefit was realized from exercised options.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (years)	3.00	3.00	3.00	3.03
Risk-free interest rate	0.8%	0.4%	0.5%	0.4%
Volatility	58%	60%	59%	63%
Dividend yield	—	—	—	—

Restricted Stock

Outstanding restricted stock units granted to employees typically vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2012 through September 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2012	226,402	$21.70
Granted	90,884	$14.14
Restricted Stock Release	(146,672)	$19.50
Canceled	(78,121)	$21.62
Outstanding as of September 30, 2013	92,493	$17.83

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$19	$95	$(101)	$269

Sales and marketing	19	37	(49)	108
Technology and design	42	53	135	72
General and administrative	209	651	1,768	2,394
Included in operating expenses	270	741	1,854	2,574

Total stock-based compensation expense	$289	$836	$1,753	$2,843

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods as necessary.

As of September 30, 2013, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$289	2.3
Restricted Stock Units	$753	1.8

7.  Discontinued Operations

On September 17, 2012, Geeknet, Inc. entered into a Purchase Agreement with Dice and two of Dice’s subsidiaries, (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business segment, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

The following shows revenues, gross profit and (loss) income from discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$3,848	$—	$13,876
Gross profit	—	2,658	—	10,500

Loss from discontinued operations	(50)	(2,343)	(119)	(1,437)
Gain on sale of discontinued operations	—	14,042	—	14,042
Income tax provision from discontinued operations	—	1,337	—	1,883
(Loss) income from discontinued operations, net of tax	$(50)	$10,362	$(119)	$10,722

Gross profit and (loss) income from discontinued operations do not include allocated corporate costs that were previously allocated to the Company's Media segment.

8.      Commitments and Contingencies

During July 2012, the Consumer Product Safety Commission ("CPSC") filed an administrative complaint against the maker of two products that are similar in nature and were sold on the Company's ThinkGeek website. The CPSC complaint does not name ThinkGeek, Inc. or Geeknet as a party. The Company voluntarily ceased selling these products due to the safety concerns raised by the CPSC. In April 2013, the CPSC initiated a voluntary recall of the products. The Company is offering its customers who have purchased these products the opportunity to return the product in exchange for a ThinkGeek credit. The Company issued an insignificant amount of credits through September 30, 2013.
During September 2012, the Company sold its Media business for $20.0 million of which $3.0 million was deposited by the Buyers into an escrow account for a period of twelve months after the Closing Date in order to secure the Company’s indemnification obligations to the Buyers for breaches of the Company’s representations, warranties, covenants and other obligations under the Purchase Agreement. During the third quarter of 2013, the Company received the $3.0 million held in escrow. The Company’s representations and warranties made under the Purchase Agreement generally expired on September 17, 2013, although certain representations, warranties and covenants survive pursuant to the terms of the Purchase Agreement. The Company has completed providing transition services to Dice.
Legal Proceedings
The Company is involved from time to time, in claims, proceedings and litigation arising in the normal course of business.
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

On June 10, 2013, the Company was served with a complaint filed by UbiComm LLC in U.S. District Court, for the District of Delaware, alleging infringement of U.S. Patent Number 5,603,054. Subsequently, the parties entered into a Stipulation and Order to Extend Time for the Company to move, answer, or otherwise respond to UbiComm's Complaint until September 3, 2013. On September 3, 2013, the Company filed a Motion to Dismiss the Complaint, thereby tolling the time to file an answer. Ubicomm claims that their patent covers a method of triggering an email reminder when a shopper abandons their shopping cart on the ThinkGeek.com website. Ubicomm is seeking damages as well as interest, expenses, costs and an accounting of all allegedly infringing acts. The Company believes the complaint to be without merit.
On October 21, 2013, the Company was served with a complaint filed by Landmark Technologies (“Landmark”) in the Eastern District of Texas, alleging infringement of U.S. Patent Numbers 7,010,508 and 5,576,951 C2. Landmark Technologies claims that the patents cover execution of a search on the ThinkGeek.com website and delivering requested information from the ThinkGeek.com website. Landmark is seeking an injunction, damages, and enhanced damages for the alleged infringement. The Company believes the complaint to be without merit.
The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.  At September 30, 2013 and December 31, 2012, no liability was recorded for outstanding matters. We cannot predict the ultimate impact (if any) that any of the matters described above, may have on our business, results of operations, financial position or cash flows. Because of the inherent uncertainties of such matters, including the early state and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “may,” “could,” “believe,” “intend,” “anticipate,” “potential,” “future, “expect,” and variations of such words and similar expressions, to identify such forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results may differ materially from those expressed or implied in such forward-looking statements, which include, but are not limited to, statements regarding: our expectations and beliefs regarding future revenue growth; sources of revenue; wholesale arrangements; financial performance and results of operations; management's strategy, plans and objectives for future operations; our intent to continue to invest in establishing our brand identity; improving product safety and quality assurance testing, improving website user experience and functionality; upgrading technology, infrastructure, support systems and integrated enterprise resource planning system; investing in human resources; development of product offerings; expansion and diversification of our sales and marketing programs; optimization of manufacture and supplier relationships; liquidity and capital resources; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risk, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, then these and other various factors, including those set forth in the Risk Factors contained in Part II., Item 1A "Risk Factors" and elsewhere in our Form 10-K, could cause our actual results to differ significantly from past results and from management’s expectations. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

We sell collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through our ThinkGeek.com website ("ThinkGeek") and to our wholesale customers. We offer a broad range of unique products in a single web property that are typically not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative GeekLabs products developed in-house. We have several wholesale partnerships with brick and mortar retailers that allow us to reach a broader consumer audience and expand our unique brand awareness. We have recently established new relationships and strengthened existing partnerships with certain specialty retail store chains that have locations throughout the United States and Canada.

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

Each year we initiate programs and promotions to attract additional customers and increase sales from our existing customer base such as discounted programs on certain products or orders, free or discounted shipping, and other limited offers. We regularly send direct marketing e-mails to our customers and we increase the number of e-mails and promotions in conjunction with holidays or special events. We utilize paid search and partner with affiliates to drive traffic to the ThinkGeek site. We also utilize social networking platforms such as Facebook, Twitter and YouTube to communicate with customers, increase brand awareness and generate interest in our new product launches. We expect to continue to expand and diversify our sales and marketing programs this year to attract even more customers.

We currently use the following key metrics to measure our sales derived from our ThinkGeek.com website:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unique visitors (in thousands) (1)	19,140	19,599	60,708	56,686
Number of orders received (in thousands) (2)	282	284	923	886
Conversion rate	1.47%	1.45%	1.52%	1.56%
Average order value received (3) (5)	$62	$60	$58	$58

Number of orders shipped (in thousands) (4)	280	278	916	891
Average order value shipped (3) (5)	$61	$57	$58	$55

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

In addition to the metrics discussed above, we also had sales through our wholesale channel of $5.4 million and $1.4 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $10.6 million and $3.5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. These wholesale revenues primarily consisted of sales of certain unique licensed ThinkGeek products.

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

On June 17, 2013, we announced the commencement of a modified Dutch tender offer to repurchase up to 400,000 shares of our common stock at a price of not less than $12.00 nor greater than $14.00 per share. Our Board of Directors determined it was in the best interest of our stockholders to repurchase shares at that time given our cash position and stock price and the likelihood that our common stock may be removed from the Russell 2000 Index.  We were subsequently removed from the Russell 2000 Index on June 28, 2013. The tender offer expired on July 15, 2013. Pursuant to the terms of the tender offer, we purchased 53,884 shares at $14.00 per share for a total cost of $0.8 million, excluding fees and expenses related to the tender offer. These shares represented approximately 0.81% of the shares outstanding as of July 15, 2013.

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

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel. Net revenues include shipping and is presented net of returns and allowances and sales taxes. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers.  On average, shipping transit times are approximately one to eight business days. As of September 30, 2013 and December 31, 2012, $0.9 million and $1.3 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

We also engage in the sale of gift certificates. When a gift certificate is sold, revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at September 30, 2013 and December 31, 2012 relating to gift certificates was $0.9 million and $1.0 million at each period, respectively.

We reserve an amount for estimated returns at the end of each reporting period. We generally give customers a 90-day right to return products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at September 30, 2013 and December 31, 2012 were $0.1 million and $0.5 million, respectively. This decrease was due to the seasonal effect from holiday sales occurring at year end.

Inventories
Inventories consist primarily of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. We review inventories each quarter and, when required, reduce estimated excess and obsolete inventories to their net realizable values.

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

Geek Points Loyalty Program

We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends and adjusted for known modifications to the program that will occur in the future. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations.  During the first half of 2013, we evaluated the program and revised certain terms and conditions that took effect on August 1, 2013.

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

Discontinued Operations

Due to the sale of the Company's Media business on September 17, 2012, the results of the Media business are classified as discontinued operations for the three and nine months ended September 30, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs.

Results of Operations and Discontinued Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the consolidated statements of operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.0%	86.9%	80.8%	86.8%
Gross margin	19.0%	13.1%	19.2%	13.2%
Operating expenses:
Sales and marketing	9.5%	9.9%	9.0%	9.7%
Technology and design	6.5%	6.5%	6.8%	5.3%
General and administrative	9.5%	15.3%	11.5%	14.5%
Total operating expenses	25.5%	31.7%	27.3%	29.5%
Loss from operations	(6.5)%	(18.6)%	(8.1)%	(16.3)%
Gain on sale of non-marketable securities	—%	—%	—%	7.6%
Interest and other income (expense), net	—%	(0.1)%	—%	(0.1)%
Loss from continuing operations before income taxes	(6.5)%	(18.7)%	(8.1)%	(8.8)%
Income tax benefit	(0.2)%	(7.1)%	(0.1)%	(3.3)%
Net loss from continuing operations	(6.3)%	(11.6)%	(8.0)%	(5.5)%
(Loss) income from discontinued operations, net of tax	(0.2)%	60.0%	(0.2)%	20.4%
Net (loss) income	(6.5)%	48.4%	(8.2)%	14.9%

Net Revenue

Net revenue is derived from the online sale of consumer goods and through our wholesale channel. Net revenue includes shipping and is presented net of returns and allowances and sales taxes. These consumer goods are typically collectibles, apparel, electronics, toys, gadgets, edibles, geek-themed and other specialty or unique items. Our customers are technology enthusiasts and general consumers. We sell and ship our products domestically and internationally.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Website revenue	$16,990	$15,872	7%	$53,348	$49,118	9%
Wholesale revenue	5,373	1,388	287%	10,576	3,456	206%
Net revenue	$22,363	$17,260	30%	$63,924	$52,574	22%

Net revenue increased $5.1 million and $11.4 million during the three and nine months ended September 30, 2013 as compared to the same prior year periods primarily due to an increase in revenue through our wholesale channel and an increase in website revenues driven by higher average order value.
Wholesale revenue from retailers and brick and mortar stores increased $4.0 million and $7.2 million during the three and nine month periods ended September 30, 2013, as compared to the same prior year periods. This increase is the result of strengthened relationships with our existing wholesale clients and acquiring new clients who have particular interest in certain unique licensed ThinkGeek products. During 2013, we executed wholesale agreements with and began selling to several large retailers. These retailers are in the toy, gaming and pop culture industries and have many brick and mortar locations throughout the United States and Canada. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing partnerships.
Average order value for shipped orders from the website improved from $57 to $61 during the three months ended September 30, 2013 as compared to the same prior year period and from $55 to $58 during the nine months ended September 30, 2013 as compared to the same prior year period. These improvements are due to increased sales of GeekLabs and exclusive products, customers taking advantage of certain discounts, including free shipping for an order that meets a dollar threshold and website enhancements that allow customers to more easily navigate the site and identify products of interest.
ThinkGeek products are sold in the United States and internationally. Website revenues for international orders were $4.2 million and $3.8 million for the three months ended September 30, 2013 and 2012, respectively and $12.2 million and $10.4 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in international sales is primarily attributable to our offering a more economical international shipping option.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Cost of revenue	$18,113	$15,004	21%	$51,645	$45,656	13%
Gross margin	$4,250	$2,256	88%	$12,279	$6,918	77%
Gross margin %	19%	13%		19%	13%

Gross margin as a percentage of revenues increased six percentage points for each of the three and nine months ended September 30, 2013 as compared to the same prior year periods. These increases are primarily due to higher sales of our unique GeekLabs products which generally have a higher gross margin, improved margins from sales through our wholesale channel, despite higher royalty fees, and lower shipping and processing costs as a percentage of revenue.

Cost of revenues increased $3.1 million for the three months ended September 30, 2013 as compared to the same prior year period primarily due to an increase in product costs of $1.5 million, an increase in royalty fees of $1.3 million and an increase in shipping costs of $0.3 million. Product and shipping costs increased as a result of higher sales in the current year period compared to the prior year period. Royalty payments to our third-party licensors increased primarily as a result of higher sales of licensed products through our wholesale channel.

Cost of revenues increased $6.0 million during the nine months ended September 30, 2013 as compared to the same prior year period primarily due to an increase in product costs of $2.9 million, an increase in royalty fees of $2.3 million and an increase in our excess and obsolete inventory reserve of $0.5 million.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Sales and marketing	$2,116	$1,714	23%	$5,758	$5,089	13%
Percentage of total net revenue	9%	10%		9%	10%

Sales and marketing expenses increased $0.4 million for the three months ended September 30, 2013 as compared to the same prior year period primarily due to an increase of $0.4 million in marketing expenses related to market research, affiliate partnerships, paid search and ad rolls. We have been implementing new programs and building on existing marketing programs to attract more attention and visitors to our website.

Sales and marketing expenses increased $0.7 million for the nine months ended September 30, 2013 as compared to the same prior year period primarily due to an increase of $0.8 million in marketing expenses related to market research, affiliate partnerships, paid search and ad rolls and an increase of $0.3 million in electronic payment services and credit card fees, partially offset by a savings of $0.5 million in printed catalogs. The marketing related expenses increase is due to implementing new programs and building on existing marketing programs to attract more attention and visitors to our website. We also retained consultants to assist us in researching marketing matters such as revising certain terms and conditions of our Geek Points program and a market study of our current and potential customers. Electronic payment services and credit card fees have increased due to a higher volume of sales. The savings in printed catalogs is due to a decision to discontinue printing our catalogs by the end of the second half of last year.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Technology and design	$1,457	$1,117	30%	$4,355	$2,792	56%
Percentage of total net revenue	7%	6%		7%	5%

Technology and design expense increased $0.3 million for the three months ended September 30, 2013 as compared to the same prior year period. This is primarily due to an increase of $0.3 million in database costs. In September of 2012, we entered into an agreement with a third-party to operate our data recovery site and to support our ThinkGeek website.

Technology and design expense increased $1.6 million for the nine months ended September 30, 2013 as compared to the same prior year period. This is primarily due to an increase of $0.7 million in personnel and related overhead expenses and an increase of $0.7 million in database costs. We have hired specialists in custom manufacturing for our GeekLabs group and we have hired specialists to support the infrastructure and functionality of the Company's website and reporting systems for our engineering group.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
General and administrative	$2,117	$2,635	(20)%	$7,374	$7,629	(3)%
Percentage of total net revenue	9%	15%		12%	15%

General and administrative expenses decreased $0.5 million during the three months ended September 30, 2013 as compared to the same prior year period due to a decrease of $0.4 million in stock based compensation, a decrease of $0.2 million in accrued bonus expenses, partially offset by an increase of $0.1 million in bad debt expense. Stock based compensation is lower due to the departure of key senior management over the past year. Bonuses were higher in the prior year period due to higher expectations of payments as a result of the sale of our stock investment in CollabNet, Inc. and the Media business.

General and administrative expenses decreased $0.4 million during the nine months ended September 30, 2013 as compared to the same prior year period due to a decrease of $0.6 million in stock based compensation, a decrease in legal fees of $0.3 million and a decrease of $0.3 million in salaries and accrued bonus expenses. The decrease is partially offset by an increase of $0.4 million in recruiting fees and an increase in facility and other expenses of $0.4 million. Stock based compensation is lower due to the departure of key senior management over the past year. Legal expenses were higher in the prior year period due to certain fees associated with the sale of the Media business. Recruiting fees are higher and personnel expenses are lower due to the timing of key management departures and new hires.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
($ in thousands)
Income tax benefit	$(52)	$(1,226)	(96)%	$(49)	$(1,759)	(97)%

The income tax benefit in the three and nine months ended September 30, 2013 represent federal and state tax receivables as a result of overpayments.

The income tax benefit in the three and nine months ended September 30, 2012 represent the tax benefit that would be recognized from continuing operations calculated on a with and without basis. This benefit was recognized as we were able to reduce the income tax expense derived from the income from discontinued operations in each period.

We have performed a study addressing the recoverability of our net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in our deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. In the finalization of the 382 study in 2013, additional limitations were identified. Based upon receipt of the final report in the first quarter of 2013, the amount previously reported at December 31, 2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond of $35.5 million was reduced to $18.6 million, subject to annual limitations.  Consistent with what we have done historically, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to our conclusion that it was more-likely-than-not that we would not recover the deferred tax assets. Additionally, the Company does not have a history of taxable income, therefore we have not recorded a benefit on the loss for the three and nine months ended September 30, 2013.

Discontinued Operations, Net of Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
($ in thousands)
Loss from discontinued operations	$(50)	$(2,343)	$(119)	$(1,437)
Gain on sale of discontinued operations	$—	$14,042	$—	$14,042
Income tax provision from discontinued operations	—	1,337	—	1,883
(Loss) income from discontinued operations, net of tax	$(50)	$10,362	$(119)	$10,722

Due to the sale of our Media business on September 17, 2012, the results of the Media business are classified as (Loss) income on discontinued operations for the three and nine months ended September 30, 2012. The results include Media business revenues, cost of sales and operating and non operating expenses, excluding previously allocated general corporate costs. The tax provision recorded on discontinued operations for the three and nine months ended September 30, 2012 represents the tax based upon the with and without method.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(18,534)	$(20,673)
Investing activities	2,992	22,892
Financing activities	(994)	(945)
Net cash used in discontinued operations	(91)	(262)
Net change in cash and cash equivalents	$(16,627)	$1,012

Our principal sources of cash as of September 30, 2013 were our existing cash and cash equivalents of $40.7 million, which includes $3.0 million of cash received from the release of the escrow associated with the sale of the Media business.

Operating Activities

Net cash used in operating activities decreased $2.1 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This was primarily due to lower loss from operations after adjustments for non cash items of approximately $1.1 million and a lower use of cash to fund changes in operating assets and liabilities of approximately $1.0 million.  Due to the seasonal nature of the business, more cash is used in operations during the first three quarters of the year.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2013 included $3.0 million in proceeds, previously held in escrow, from the sale of the Media business. Cash provided by investing activities for the nine months ended September 30, 2012 included proceeds of $17.0 million for the sale of our Media business and $6.0 million for the sale of the Company's series C-1 preferred stock investment in CollabNet, Inc.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013 included $0.8 million for the repurchase of 53,884 common stock in conjunction with the modified Dutch tender offer, $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.3 million cash provided by the issuance of common stock from stock option exercises.

Cash used in financing activities for the nine months ended September 30, 2012 included $1.2 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.2 million cash provided by the issuance of common stock from stock option exercises.

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

Liquidity

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support our business, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and website, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has the option of an applicable interest rate of 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2013, and the facility now expires October 15, 2014. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of September 30, 2013, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

We expect to devote capital resources to continue:

•	investing in engineering and infrastructure that will provide us with opportunities and capabilities to support future growth,

•	improving website user experience and functionality,

•	investing in marketing programs to expand our brand awareness,

•	investing and improving product safety and quality assurance testing,

•	developing trendy unique exclusive GeekLabs products,

•	investing in human resources and leadership,

•	investing in capital projects that support our distribution and related support systems,

•	optimizing supplier and manufacturer relationships, and

•	investing in other general corporate activities.

Financial Risk Management

We currently face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued authoritative guidance to amend previous guidance for income taxes and requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this standard update is not expected to have a material impact on our results of operations or our financial position.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, who joined the Company August 12, 2013, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 1, 2013.

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

We have made progress remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2012 which are described in the next section. Notwithstanding the material weaknesses described in Item 9A of the 2012 Form 10-K, we believe our consolidated statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

b) Changes in Internal Control over Financial Reporting

Except as identified below, there has been no change to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On August 12, 2013, Julie Pangelinan joined the Company as the new Chief Financial Officer.

During the three months ended September 30, 2013, we undertook the following to improve our internal controls:

•	we completed training our new hires for our corporate accounting team,

•	we are continuing to strengthen our procedures around electronic spreadsheets,

•	we are continuing to strengthen our reviews of manual controls that support financial reporting,

•	we continue to collaborate with our outside consultants to review, update and assess our internal control structure and related documentation, and

•
we executed an agreement with a provider for our new integrated enterprise resource planning system and began planning implementation. Implementation of our integrated enterprise resource planning system is expected to begin in the first quarter of 2014.

PART II
Item 1. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings.  Part I. Item 1. Note 8. Commitments and Contingencies - Legal Proceedings is incorporated by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1, 2013 to July 31, 2013	54,225	$14.00
August 1, 2013 to August 31, 2013	46	$16.68
September 1, 2013 to September 30, 2013	—	$—
Total	54,271

(1) July included 53,884 shares purchased in conjunction with the modified Dutch tender offer that expired on July 15, 2013. All other shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company entered into new indemnification agreements dated November 7, 2013 with each of its current directors and officers to conform to an updated form of indemnification agreement approved by the Company’s board of directors. Among other changes, the updated form of indemnification agreement provides:

•
that the failure of an indemnified person to give timely notice of a claim will not release the Company of its obligations under the agreement except to the extent the failure to give timely notice materially prejudices the Company;

•	that the Company will be responsible for the expenses of counsel of the indemnified person in a wider range of scenarios;

•	for certain procedures and consent rights relating to the settlement of indemnifiable claims; and

•	for the Company to contribute to the indemnified person the entire amount of any claim where the Company is jointly liable for the claim.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

10.1	Employment Agreement, effective August 12, 2013, by and between Julie Anne Pangelinan and Geeknet, Inc.

10.2	Form of Indemnification Agreement between Geeknet, Inc. and each of its Board of Director members and officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
President and Chief Executive Officer

By:	/s/ Julie Pangelinan
Julie Pangelinan
Chief Financial Officer

Date: November 8, 2013