Form 10-K
period 2013-12-31
Geeknet, Inc
filed 2014-02-26
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the fiscal year ended December 31, 2013			For the transition period from to .
Commission File Number: 000-28369
Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 12, 2014, there were 6,657,420 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2013 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $53 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 5% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders which will be held on May 7, 2014, and which will be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “may,” “could,” "believe," "intend," “anticipate,” “potential,” "future," “expect," and variations of such words and similar expressions, to identify such forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results may differ materially from those expressed or implied in such forward-looking statements, which include, but are not limited to, statements regarding: our expectations and beliefs regarding future revenue growth; sources of revenue; wholesale arrangements; financial performance and results of operations; management's strategy, plans and objectives for future operations; our intent to continue to invest in establishing our brand identity; improving product safety and quality assurance testing; improving website user experience and functionality; upgrading technology, infrastructure, support systems and integrated enterprise resource planning system; investing in human resources; development of product offerings; expansion and diversification of our sales and marketing programs; optimization of manufacture and supplier relationships; liquidity and capital resources; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risk, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, then these and other various factors, including those set forth in this Business section under "Competition" and in the Risk Factors contained in Item 1A "Risk Factors" and elsewhere in our Form 10-K, could cause our actual results to differ significantly from past results and from management's expectations. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

PART I
ITEM 1. Business

Introduction

Geeknet, Inc. ("Geeknet") and its subsidiary, ThinkGeek, Inc. (“ThinkGeek,” and together with Geeknet, "we" or the “Company”), operate a business aimed at the global geek community, which includes technology enthusiasts, pop-culture aficionados, and anyone who turns their interests into passions and feels a connection to other enthusiastic fans. ThinkGeek has sought to provide the tech, gadget and game-obsessed communities with all the things that geeks crave through its ThinkGeek.com website (the "website") and to the Company's wholesale channel customers. ThinkGeek was founded to serve the distinct needs and interests of technology professionals and enthusiasts and today has grown to become the place for innovative and imaginative products that appeal to the geek in everyone.

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

You can access other information at our Investor Relations website at investors.geek.net. The content of this website is not intended to be incorporated by reference into this report or any other report we file with the SEC. We make available, free of charge on our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Business Overview

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue media, e-commerce, software and online images businesses. In May 2007, the Company changed its name to SourceForge, Inc. In November 2009, the Company changed its name to Geeknet to project a more accurate reflection of its business. On September 17, 2012, Geeknet sold its Media business to Dice Holdings, Inc.

Today, Geeknet sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the website and certain exclusive products to the Company's wholesale channel customers. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). Revenue is generated by offering, in a single web property, a broad range of unique products that are typically not available in traditional brick-and-mortar stores and by introducing new products to the ThinkGeek audience and fans on a regular basis. The Company has several wholesale partnerships with brick-and-mortar retailers that allow the Company to reach a broader consumer audience and expand its unique brand. The Company has recently established and strengthened existing partnerships with certain retail store chains that have locations throughout the United States and Canada.

Due to the growth of our wholesale business, effective for the year ended December 31, 2013, the Company reorganized our management reporting and reportable business segments into two operating segments: Website and Wholesale. Prior to September 17, 2012, the Company had two operating segments: e-Commerce and Media. The Media segment was discontinued in 2012 when it was sold to Dice Holdings, Inc.

Consumers can access information directly through our website or contact our customer care representatives and experts by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF. A third-party fulfillment and warehouse provider located in Lockbourne, Ohio receives purchased inventory, fulfills customers’ orders, and processes returns.

Sales and Marketing

Our marketing strategy is focused on acquiring new customers efficiently and building brand loyalty with existing customers to encourage repeat purchases. We market to prospects and customers through all core online marketing channels: email, paid search, affiliate marketing, online display advertising, and social media. In 2013, we began exhibiting at relevant trade shows, including PAX (Penny Arcade Expo) East and PAX Prime, San Diego ComicCon, and Minecon (for Minecraft enthusiasts).

We employ a dynamic promotional strategy, testing a diverse range of special offers and sales designed to maximize profitable incremental sales using tried-and-true direct marketing techniques. These offers are programmed around specific themes, including product launches and holidays. In addition to promotions, we continue to offer our Geek Points loyalty program. Through this free program, customers earn 10 points for every dollar they spend on most purchases, which they can redeem for a selection of products.

Our authentic relationship with customers and fans enables us to foster thriving social media communities on Facebook, Twitter, Pinterest, Google+, and YouTube. On our website, we regularly perform testing of navigation, design, and promotional elements in order to improve the experience and increase conversion for desktop, tablet, and mobile customers. In addition, we performed an in-depth audience segmentation study in 2013 that will inform our marketing efforts going forward by providing us with a better understanding of current and potential customers.

In addition to our core business of selling products through our website, we also sell products through our wholesale channel. During 2013, our wholesale channel continued to deliver rapid growth. Our wholesale clients buy our ThinkGeek exclusive products to sell in their brick-and-mortar stores across the United States, in Canada and internationally. Our clients are well-known reputable retailers that have a strong presence in malls and in stand-alone stores. Our notable clients are Target, Walmart, Toys "R" Us, f.y.e., Meijer, Books-A-Million and Hot Topic.

Our international wholesale channel grew significantly in 2013. We have partnered with distributors in Australia and the United Kingdom. We believe selling to widely known popular retailers is an opportunity to expand our brand recognition and grow our wholesale business.

Technology and Design

GeekLabs

ThinkGeek has expanded its product offerings with innovative exclusive products created and developed internally by our GeekLabs team. Our talented group of designers and engineers create new and inventive geeky products that are first exclusively retailed on our website, and later offered to select well-known toy and specialty retailers. These additional wholesale channels have become a positive incremental revenue stream in brick-and-

mortar retailers. GeekLabs' innovations continue to be some of the top selling items on our website as the GeekLabs team has creative freedom to design the type of products which interest our customers. We hope to delight our customers with the unique products our GeekLabs team creates.

The portfolio of exclusive products created by our GeekLabs team has substantially increased over the previous year and we continue to sign key new licenses. GeekLabs leverages ThinkGeek's existing cache of over twenty licenses for various notable properties such as Star Wars, Star Trek, Game of Thrones, and Doctor Who. ThinkGeek is one of the few license holders for the popular video game Minecraft.

Currently GeekLabs manufactures products across several product categories including electronics, toys, apparel, housewares, jewelry and candy. Internal company brainstorm sessions are used to determine which products to develop. Some of the top selling GeekLabs products in 2013 included the Star Wars R2-D2 car charger, the Minecraft diamond sword, the Doctor Who TARDIS tea infuser, the Build-on Brick Mug and the Tactical Chef Apron. Minecraft continued its strong performance in 2013, and Doctor Who was one of our most successful new licenses.

ThinkGeek continues to expand our investment in GeekLabs. This includes hiring specialists for our GeekLabs group, expanding our partnership with Asian-based factories and increasing our compliance and safety testing team.

Website Engineering and Technology

We have implemented a broad array of services and systems for customer service, product searching, customer communication, order processing and order fulfillment. These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software to improve our customer experience and ease of use and to increase the functionality of our website. We also invest in cyber security to protect our customers, maintain secure transactions, and minimize business interruptions.

Our core online merchandise catalog, customer interaction, order processing, and back-end systems are proprietary to ThinkGeek. The systems are designed to provide connectivity to our distribution center, and include an inventory tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use secure sockets layer (SSL) technology to help conduct secure communications and transactions.

During the past year, we have improved the search and navigation functions on our website by creating a cleaner, more intuitive product category structure. This became the foundation for our new top level drop down navigation menu. This helps our customers find products that are similar in nature or theme in fewer steps. We also have functionality that identifies products that may interest customers based upon the history of products visited, purchased or added to a wish list. We utilize targeted customer emails that notify customers if a product is in stock, if a new product is available for sale, or to remind customers of a product they recently viewed along with a special promotion or offer. This encourages our customers to revisit the website and potentially purchase that product. We continue to streamline our online shopping cart making it easier to use and consistent with industry practices. In 2013, we added PayPal Express and Bill Me Later as customer payment options. We continuously test website layout and functionality changes to determine the optimal page configurations. In the fourth quarter of 2013 we expanded our support for mobile traffic by creating a tablet optimized version of the website (targeted towards iPad users) that complements our existing smartphone optimized website.

Product Safety

During the second half of 2012, we transitioned part of our product safety and quality assurance function in-house.  Prior to the transition we were relying solely on third-party vendors to perform these services.  We have invested in certified personnel, who are highly qualified in conducting safety and quality assurance testing. We believe this dedicated in-house function will enable us to improve the quality of our products, minimize defective products, react in a timely manner and continue to exceed industry standards.

Competition

The market for retail products similar to those offered by ThinkGeek is highly competitive, and we compete in different consumer verticals.  Our competition includes apparel companies such as Threadless and Zazzle, gadget providers such as Brookstone, and sources for unusual gifts such as Etsy, Fab, Jinx, UncommonGoods, and Vat19.

Large online marketplaces such as Amazon.com and eBay also provide competitive pressure by selling many of the products that are not manufactured exclusively for ThinkGeek.

More recently, some online retailers have developed sites targeted to the computer enthusiast and computer gaming markets. We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, price, website features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment.

Many of the competitors in our e-commerce industry have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online products, more established sales channels, greater software and website development experience, and greater name recognition. To be competitive, we must respond promptly and effectively to changes in consumer preferences, technological change, evolving standards and our competitors’ innovations by continuing to enhance our services and products. Any pricing pressures or loss of customers resulting from our failure to compete effectively would reduce our revenue and margin.

Intellectual Property Rights

We protect our intellectual property through a combination of copyright, trademark, patent and trade secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Geeknet, ThinkGeek and their associated logos are some of our trademarks that we use in the United States and in other countries. We have 3 U.S. patents and 15 registered trademarks.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, we generated a substantial portion of our revenue in the fourth quarter, which began on October 1, and ended on December 31. As is typical in the retail industry, we generally experience lower revenue during the other quarters. Therefore, our revenue in a particular quarter is not necessarily indicative of future revenue for a subsequent quarter or our full year.

Employees

Our employees are not represented by any collective bargaining organization; we have never experienced a work stoppage; and we believe that our relations with our employees are good. As of December 31, 2013, our employee base totaled 91, including 22 in operations, 18 in sales and marketing, 28 in technology and design and 23 in finance and administration.

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

In order to attract customers, we must continually release new and innovative products, including signature products internally developed by GeekLabs.  In addition to the direct revenue we derive from product sales, the release of new and innovative products attracts media coverage and drives customers to our business.  The successful development, sourcing, manufacturing and merchandising of products is subject to numerous risks and uncertainties, including certain factors specific to our business over which we have limited or no control.

There can be no assurance that our new products will appeal to customers or that demand for these products will be sufficient to generate revenue consistent with our estimates.  In addition, there can be no assurance that new products will be developed in a timely or cost-effective manner, or that we will be able to procure appropriate quantities of such products.  If we are unable to deliver new and innovative products that allow us to increase demand, we may not be able to generate sufficient revenue to grow our business.  See also additional risks related to competition set forth elsewhere in these Risk Factors.

Our business is highly seasonal.  In addition, we are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes.

Our business is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter which begins on October 1 and ends on December 31.  To be successful, we must accurately predict our customers' tastes and demands to avoid purchasing too much or not enough inventory.  If we purchase too much inventory, we may be required to discount those products or write-off products we are unable to sell, reducing our gross margins.  If we do not purchase enough inventory, we may fail to meet customer demand and lose potential orders, which will adversely affect our financial results.

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

We are dependent upon a single third-party fulfillment and warehouse provider. Any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our business. If we fail to realize anticipated operating efficiencies at our third-party fulfillment and warehouse provider, our operating results will be adversely affected.

Our ability to receive inbound inventory and ship completed orders efficiently and in a timely manner to our customers is substantially dependent on a single third-party fulfillment and warehouse provider. We ship products to customers worldwide using the services of Exel, Inc. (“Exel”), located in Lockbourne, Ohio.

If Exel fails to meet our distribution and fulfillment needs, our relationship with and reputation among our customers will suffer and this will adversely affect our revenue. Additionally, if Exel is unable to meet our distribution and fulfillment needs, particularly during the holiday season, or our contract with Exel is terminated, we may be required to secure a second-source or replacement fulfillment and warehouse provider. If we fail to secure such a fulfillment and warehouse provider or are unable to secure a fulfillment and warehouse provider on comparable terms, our reputation and our financial results would be adversely affected.

If we do not continually enhance our website and order processing systems or respond to rapid technological changes, we could lose customers and our net revenues could decline.

If we are unable to continually upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we are unable to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill any potential growth in customer orders from the website successfully. As a result, we could lose customers and our net revenues could decline. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing and enhancing our website and other systems entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and remain competitive, our operating results would be seriously harmed.

If we do not successfully and cost-effectively implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes or if attempts to enhance our website are unsuccessful or are not appealing to our customers, our business and operating results could be harmed, perhaps significantly.

Unplanned system interruptions and capacity constraints could harm our revenue and reputation.

Our business is dependent on the uninterrupted and highly-available operation of our website. We experience periodic service interruptions with our website. Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks, such as the attack we experienced in March 2013. If we fail to provide customers with such access to our website at the speed and performance at which they require, our sales and business reputation will be adversely affected.

Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If our website experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected.

Privacy concerns relating to our technology could damage our reputation and deter current and potential customers from using our website.

Concerns about our practices with regard to the collection, use, disclosure, or security of personal information, or other privacy related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse affect on our business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse affect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our business could be adversely affected by cyber-attacks leading to misappropriation of sensitive personally identifiable information or our proprietary business information.

As our business sells goods and operates online, we are at risk of cyber-attacks. Our business involves the use of our proprietary information as well as the storage and transmission of customers' personally identifiable and proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. While we take measures to protect personally identifiable information from unauthorized access or disclosure, it is possible that our security controls over personally identifiable information may not prevent improper access or disclosure. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, an unauthorized party may be able to disrupt our operations or obtain access to our data or our customers' personally identifiable information or proprietary data. Due to the nature of sophisticated cyber-attacks, there is a risk that such attack may remain undetected for a period of time.

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

In order to offer cost-effective and innovative products, we rely on manufacturers located outside of the United States, most of which are located in China, to supply us with sufficient quantities of these products based on our forecasts and to deliver these products in a timely manner.

Our arrangements with these manufacturers are generally limited to purchase orders tied to specific lots of goods. We are subject to the risks of relying on products manufactured outside of the United States, including political unrest, trade restrictions, customs and import/export regulations, local business practice and geo-political issues, such as political and social unrest and economic instability. Additionally, significant reliance on foreign sources of production increases the risks relating to compliance with domestic or international labor standards, customs and import/export laws and regulations, compliance with domestic or international manufacturing and product safety standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China has experienced rapid social, political and economic change and further changes may adversely affect our ability to procure our products from Chinese suppliers.

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

We may be subject to product liability claims if people or property are harmed by the products we sell, which could be costly to defend and subject us to significant damage claims.

    Some of the products we offer for sale may expose us to product liability or product safety claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls, which could involve significant expense incurred by the Company. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim and could adversely affect our financial results. Even a successfully defended product liability claim could cause us to incur significant expenses to defend and could adversely affect our financial results. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability and even if some agreements provide for indemnification, it may not be possible or practical to avail ourselves of the benefits of the protection.

As a seller of consumer products, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.

As an Internet retailer of consumer products, we are subject to significant government regulations, including, in the United States, the Consumer Products Safety Act, the Federal Hazardous Substances Act, the Flammable Fabrics Act, and the Fair Disclosure under the Federal Trade Commission, as well as product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, collecting information from children is subject to regulation by the Federal Trade Commission under the Children's Online Privacy Protection Act. We are taking steps we believe are necessary to comply with these acts, but there can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year, could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations, and could have a negative impact on our future results of operations.

Increased focus on sales and use tax could subject us to liability for past sales and cause our future sales to decrease.

We currently collect sales taxes for merchandise shipped to Florida, Minnesota, Ohio, Virginia, and Washington, but we do not collect sales or other taxes on shipments of our goods into the remaining states in the United States or internationally. The relocation of our fulfillment center or customer service centers or any future expansion of them, along with other aspects of our business, may result in additional sales and other tax obligations. We do not collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold that are delivered outside of the United States as our terms of sale provide that the customer is responsible for such expenses. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction e-commerce companies. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

Risks Related To Our Financial Results

We have a history of losses and may incur net losses in the foreseeable future. If we are unable to attain consistent profitability, the market price of our common stock and our ability to raise capital and continue operations may be materially and adversely affected.

We have an accumulated deficit of $743.4 million as of December 31, 2013.  We may continue to incur net losses in the future.  If we are unable to attain profitability on a sustained basis, the market price of our common stock and our ability to raise capital and continue operations may be materially and adversely affected.

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

The occurrence of an additional ownership change could limit the ability to utilize NOLs that are not currently subject to limitation, and could further limit the ability to utilize NOLs that are currently subject to limitation. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal tax-exempt rate, set by the Internal Revenue Service. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

Certain factors specific to our business over which we have limited or no control may nonetheless adversely impact our total revenue and financial results.

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to our business

•	the spending habits of our customers

•	the performance of our suppliers

•	execution by our third party fulfillment center

•	our ability to retain qualified merchandising, sales and product development personnel.

If our revenue and operating results fall below our expectations, the expectations of securities analysts or the expectations of investors, the trading price of our common stock will likely be materially and adversely affected. You should not rely on the results of our business in any past periods as an indication of our future financial performance.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our products, revenues and operating results could suffer.

A material portion of our revenue is derived from sales of products related to popular online or video games, films and television shows.  We rely on our ability to acquire rights related to popular online or video games, films and television shows and pay royalties to branded content owners for the use of their content on these products.  Competition for these licenses can be intense, and we may not be able to acquire or renew desirable licenses at reasonable rates or at all.  In addition, while part of our business strategy involves predicting future trends, may be unsuccessful in predicting which video games, films, television shows or other pop culture phenomena will be popular in the future and target our license-acquisition activities accordingly.  Our failure to maintain our existing licenses or acquire successful new licenses at reasonable rates could significantly impact our content sales or interrupt our supply chain and require use to modify our products or business plans and could adversely impact our results of operations.

Our wholesale business is heavily dependent on sales to several large retailers.

Our wholesale business grew significantly during 2013, primarily as a result of sales to several large retailers. These large retailers could reduce their purchasing levels or cease buying products from us at any time for any reason. They could also bring to market products that compete with our successful products. In addition, our wholesale customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and returns. We have not experienced a material level of product returns to date, but the risk exists. If we lose a significant wholesale customer or if sales of our products to a significant wholesale customer materially decrease, it could have an adverse effect on our business and financial results.

Increased shipping costs and labor stoppages may adversely affect sales of our products.

Many of our products are delivered to customers from our fulfillment center located in Ohio. We have established relationships with reputable common carriers for the delivery of these products. If these carriers were to increase the prices they charge to ship our goods, and we pass these increases on to our customers, our customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages or other issues, which could impact our ability to deliver products on a timely basis to our customers and adversely affect customer relationships.

Changes to financial accounting standards may affect our results of operations.

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, and various bodies formed to interpret and create appropriate accounting standards. A change in an accounting policy can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results.

Risks Related To Competition

Our competition is intense. Our failure to compete successfully could adversely affect our revenue and financial results.

Our business is rapidly evolving and operates in an intensely competitive industry. We have many competitors, including other e-commerce businesses as well as traditional brick-and-mortar retailers. Increases in shipping costs or the taxation of Internet commerce may make our products less competitive when compared with traditional brick- and-mortar retailers. Additionally, our current and future competitors may have greater resources, more customers and greater brand recognition than we do. These competitors may secure better terms from vendors and adopt more competitive pricing for their products. They may also devote more resources to their technology infrastructure, product development, order fulfillment, distribution facilities and marketing and advertising campaigns. In addition, as we expand into new markets and broaden our product offering, our competition may intensify as our current and future competitors enter into similar markets and offer similar products. Local competitors in these new markets may have substantial competitive advantages because of greater focus on and knowledge of local customers and their preferences and greater brand recognition. Further, if we fail to maintain a customer loyalty program that is competitive in our industry, we may not attract or retain customers, and our sales may suffer.

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost.

Risks Related To Intellectual Property

We are vulnerable to claims that our website and software infringe third-party intellectual property rights.  Any resulting claims against us could be costly to defend or subject us to significant damages.

We expect that our website will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of web properties in different Internet industry segments overlap. The scope of United States patent protection for software is not well-defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products. We may also receive patent infringement claims as companies increasingly seek to patent their software. Our developers may unknowingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against our web offerings.  We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. We might not have sufficient resources to pay for the licenses. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products. In either event, our operating results could be seriously harmed. In recent years, companies have also been subject to patent infringement claims from non-practicing entities, or "patent trolls." In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause interruption in our website. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on acceptable terms. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to offer our products in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay release of our products and increase our costs. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenue, and increase our costs.

We rely on a combination of copyright, trademark, patent and trade secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our website, products and/or services offered thereon or obtain and use information that we regard as proprietary to create sites that compete against ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our website, proprietary information and original products will increase. Additionally, we manufacture most of our original products in China, where there is a risk that such products would be copied and enforcement of our intellectual property rights would be difficult.

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

In addition, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent offerings will not be marketed in competition with our offerings, thereby substantially reducing the value of our proprietary rights. We may not be able to protect our proprietary offerings or technologies via intellectual property rights and any patents not issued might not provide us with any competitive advantages or might be challenged by third parties.

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

    Macroeconomic issues involving the broader financial markets, including elevated unemployment, consumer access to credit for housing and other purposes, government debt and spending levels and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our business. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or suspend their purchases of our products. This could impact our business in a number of ways, including lowering prices for our products and reduced or delayed sales. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency of key suppliers resulting in product delays; customer insolvencies; counterparty failures; and increased expense or inability to obtain future financing.

If weak macroeconomic conditions persist or worsen, our results of operations may be harmed.

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

We have identified a continued material weakness in our internal control over financial reporting. We may not detect other weaknesses in our internal control over financial reporting in a timely manner, or at all.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to evaluate the effectiveness of our internal control over financial reporting as well as our disclosure controls and procedures each fiscal year.

Management identified a material weakness in the Company's internal control over financial reporting as of December 31, 2012, that is not yet fully remediated. The demand on the corporate accounting resources continues to be significant due to the manual nature of controls necessary to maintain effective control over our non-integrated legacy system.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis. In reaching the conclusion that, as of December 31, 2013, a material weakness existed, management evaluated the criteria established in Internal Control

- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

As described in Item 9A(b). Controls and Procedures - Management's Report on Internal Control Over Financial Reporting, management has made progress in addressing the material weakness but, while these improvements in internal controls are substantial, they have not eliminated our material weakness due to our continued reliance on manual controls and non-integrated legacy systems.  Management believes we are addressing those areas of weakness through the implementation of our new integrated enterprise resource planning system beginning in the first quarter of 2014. Given the complexity of the new systems, the implementation may encounter problems and delays which require our continued reliance on manual control procedures.

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

We may encounter difficulties in the implementation or operation of our new enterprise resource planning system.

We are in the process of implementing a new enterprise resource planning (ERP) system for our Company. We expect that, once fully implemented, the ERP system will enable us to improve our productivity, stream line processes, make our operations more cost efficient and obtain website, inventory and other financial data timely and accurately. The implementation of the new ERP system has required, and will continue to require, the involvement of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect the Company's business and our financial results.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends, in part, on our ability to attract and retain certain key personnel, including management, technical, sales, and other critical personnel.  The competition for attracting and retaining key employees is intense. In the Internet and high technology industries, qualified candidates often consider equity awards in compensation arrangements and fluctuations in our stock price may make it difficult to recruit, retain, and motivate employees. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2013, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $12.51 to $19.84 per share and the closing sale price on December 31, 2013, the last trading day of the year, was $18.09 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our principal location is as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease
Fairfax, Virginia	Corporate headquarters; finance and administration, and business operations	17,699	2014

We believe that our existing properties are in good condition and are adequate and suitable for the conduct of our business.

Item 3. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings. The disclosure under the caption “Legal Proceedings” in Note 4. Commitments and Contingencies to the Consolidated Financial Statements is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol GKNT. As of February 7, 2014, there were 368 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012
Quarter	High	Low	High	Low
Fourth Quarter	$19.84	$16.86	$19.09	$14.68
Third Quarter	$17.17	$13.90	$21.42	$17.11
Second Quarter	$14.72	$12.51	$19.82	$12.68
First Quarter	$17.67	$14.77	$18.57	$14.35

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

Issuer Purchases of Equity Securities

    The following table sets forth information regarding the Company's purchases of its common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
October 1, 2013 to October 31, 2013	159	$19.18
November 1, 2013 to November 30, 2013	—	$—
December 1, 2013 to December 31, 2013	—	$—
Total	159

(1) All shares were repurchased to satisfy tax withholding obligations from restricted stock vestings.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the NASDAQ Stock Market (U.S.) Index, the S&P 600 SmallCap Internet Retail Index and the RDG Internet Composite (“RDG”) Index for the period commencing July 31, 2008 and ending on December 31, 2013. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARISON OF 65 MONTH CUMULATIVE TOTAL RETURN*

Among Geeknet, Inc., the NASDAQ Composite Index, the RDG Internet Composite Index, and S&P 600 SmallCap Internet Retail

$250
$200
$150
$100
$50
$0
7/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Geeknet, Inc.
NASDAQ Composite
RDG Internet Composite
S&P 600 SmallCap Internet Retail

*$100 invested on 7/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Summary Financial Information
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations (1)	$138,262	$118,913	$99,057	$76,335	$49,091
Cost of revenue from continuing operations	111,145	97,848	83,602	63,036	38,343
Gross margin from continuing operations	27,117	21,065	15,455	13,299	10,748
Net (loss) income from continuing operations (2)	(167)	1,805	(3,447)	(4,259)	(7,678)
(Loss) income from discontinued operations, net of tax (3)	(67)	12,102	1,932	(595)	(6,535)
Net (loss) income (4)	(234)	13,907	(1,515)	(4,854)	(14,213)
(Loss) income per share from continuing operations:
Basic	(0.03)	0.28	(0.55)	(0.70)	(1.26)
Diluted	(0.03)	0.28	(0.55)	(0.70)	(1.26)
(Loss) income per share from discontinued operations:
Basic	(0.01)	1.87	0.31	(0.10)	(1.07)
Diluted	(0.01)	1.85	0.31	(0.10)	(1.07)
Net (loss) income per share:
Basic	(0.04)	2.15	(0.24)	(0.80)	(2.34)
Diluted	(0.04)	2.12	(0.24)	(0.80)	(2.34)
Shares used in per share calculation:
Basic	6,620	6,466	6,319	6,073	6,080
Diluted	6,620	6,556	6,319	6,073	6,080
Selected Balance Sheet data:
Cash, cash equivalents and investments	53,084	57,294	36,910	35,341	38,351
Working capital	67,452	65,254	40,318	37,198	40,360
Total assets	89,706	85,872	64,292	66,757	60,151
Non-current liabilities	—	29	343	302	225
Total stockholders’ equity	$69,967	$69,083	$49,781	$46,993	$47,792

(1)
Net revenue from continuing operations has increased significantly over the last five years. Revenues increased 182% percent when comparing the year ended December 31, 2013 to the year ended December 31, 2009.

(2)
Net income from continuing operations in the year ended December 31, 2012 is primarily due to the sale of our investment in CollabNet that resulted in a gain on sale of $4.0 million. Net loss from continuing operations in the year ended December 31, 2011 includes investments in our ThinkGeek business, investments in new leadership and severance costs. Net loss from continuing operations in the year ended December 31, 2010 includes severance related to leadership changes and the decision to move our corporate headquarters from Mountain View, California to Fairfax, Virginia. Net loss from continuing operations in the year ended December 31, 2009 includes the write down of our investment in CollabNet of $4.6 million and the write down of internally developed software of $1.2 million.

(3)
(Loss) income from discontinued operations, net of tax in each of the periods presented include Media business revenues, cost of sales and operating and non operating expenses, excluding general corporate costs. The year ended December 31, 2010 also includes $0.2 million of losses from discontinued operations from the sale of Geek.com.

(4)	Net income of $13.9 million for the year ended December 31, 2012 included a gain of $13.7 million for the sale of the Company's Media business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in “Item 1A. Risk Factors” and elsewhere in this Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Overview

    We sell collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through our website and certain exclusive products to our wholesale customers. We offer a broad range of unique products in a single web property that are typically not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative GeekLabs products developed in-house. We have several wholesale partnerships with brick-and-mortar retailers that allow us to reach a broader consumer audience and expand our unique brand awareness. We have recently established new relationships and strengthened existing partnerships with certain specialty retail store chains with locations throughout the United States and Canada.

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

Our business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our exclusive GeekLabs products, to manage gross margin dollars at the product level, and to increase traffic to our website and customer conversion.

Our marketing strategy is focused on acquiring new customers efficiently and building brand loyalty with existing customers to encourage repeat purchases. We market to prospects and customers through all core online marketing channels: email, paid search, affiliate marketing, online display advertising, and social media. Our promotional strategy is focused on providing a range of special offers and sales designed to maximize profitable incremental sales using tried-and-true direct marketing techniques. These offers are programmed around specific themes, including product launches and holidays. We also utilize social networking platforms such as Facebook, Twitter, Pinterest, Google+, and YouTube to communicate with customers, increase brand awareness and generate interest in our new product launches.

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

    The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Purchase Agreement also contains covenants requiring us not to solicit or hire certain employees of the Buyers or compete with the Purchased Business for a period of three years. The Company's representations and warranties made under the Purchase Agreement generally expired on September 17, 2013, although certain representations, warranties and covenants survive pursuant to the terms of the Purchase Agreement. The Company and Dice also agreed to provide certain transition services to one another through December 31, 2013, and the Company has completed providing these services to Dice.

During 2013, we restructured certain areas of the business and hired five new members of the senior leadership team.  We believe the knowledge, creativity, experience and passion these talented individuals bring to the business will continue to have a positive impact on our operations in 2014. In addition, effective for the year ended December 31, 2013, we reorganized our management reporting and reportable business segments into two operating segments: Website and Wholesale.

We currently use the following key metrics to measure our sales derived from our website:

	Year Ended December 31,
	2013	2012	2011
Daily unique visitors (in thousands) (1)	91,212	89,330	73,076
Number of orders received (in thousands) (2)	2,015	2,009	1,639
Conversion rate	2.21%	2.25%	2.24%
Average order value received (3) (5)	$59	$58	$58

Number of orders shipped (in thousands) (4)	2,020	2,010	1,706
Average order value shipped (3) (5)	$57	$56	$55

(1)
Unique visitors is the total of unique visitors for the website during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our website to help us determine the effectiveness of our online marketing efforts.

(2)
The number of orders received represents all orders placed on the website during each period shown and does not necessarily correlate to revenue recognized during the period. For example, some orders placed on the website at the end of a reporting period are recognized as revenue in the subsequent reporting period because delivery had not yet occurred.

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

In addition to our website sales, we also had sales through our wholesale channel of $22.4 million, $7.0 million, and $5.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. These wholesale revenues primarily consisted of sales of certain unique licensed ThinkGeek products.

Due to the fact that we are an e-commerce business, we have systems and processes in place to protect our business, website and customer information from cyber attacks or breaches. In March 2013, there was a Distributed Denial of Service (“DDoS”) cyber attack on our website that we were able to mitigate after several hours. Loss of revenue from the DDoS was insignificant. The systems and processes we have in place, and strive to continually improve, are designed to reduce the impact or prevent a cyber security attack or breach; however, they do not provide absolute security.

Critical Accounting Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, orders in transit, provision for returns, inventory valuation, Geek Point accruals, stock-based compensation and income taxes.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Net revenue for the Website segment is derived from the online sale of consumer goods. Website net revenue includes shipping and is presented net of returns and allowances, discounts and sales taxes. Net revenue for the Wholesale segment is derived primarily from the sale of certain exclusive products through our wholesale channel. Wholesale net revenue is presented net of discounts or allowances.

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, we consider historical experiences of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to eight business days. As of December 31, 2013 and December 31, 2012, $1.6 million and $1.3 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

We reserve an amount for estimated returns on website orders at the end of each reporting period. We give website customers a 90-day right to return purchased products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at December 31, 2013 and December 31, 2012 were $0.5 million, respectively.

Inventory Valuation
Inventories consist primarily of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. We review inventories each quarter and, when required, reduce estimated excess and obsolete inventories to their net realizable values.

Geek Points Accruals

We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations. During the first half of 2013, we evaluated the program and revised certain terms and conditions that took effect on August 1, 2013.

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

Income Taxes

We have recognized a deferred tax asset associated with previously reported net operating losses, which can result in a future tax benefit. A valuation allowance is recognized if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. We have recognized a valuation allowance for the full amount of the deferred tax asset as there is insufficient evidence to support that it is more-likely-than-not that the assets will be realized. We review our valuation allowance at each reporting period using, but not limited to, forecasted financial information to determine if the deferred tax assets could more-likely-than-not be realized and after considering the impact of limits on the use of net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

We provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities.

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

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	80.4	82.3	84.4
Gross margin	19.6%	17.7%	15.6%
Operating expenses:
Sales and marketing	8.6	7.7	8.8
Technology and design	4.4	3.3	1.9
General and administrative	6.7	8.4	9.6
Total operating expenses	19.7%	19.4%	20.3%
Loss from operations	(0.1)	(1.7)	(4.7)
Gain on sale of non-marketable securities	—	3.4	—
Interest and other (expense) income, net	—	(0.1)	—
(Loss) income from continuing operations before income taxes	(0.1)	1.6	(4.7)
Income tax benefit	—	—	(1.1)
Net (loss) income from continuing operations	(0.1)%	1.5%	(3.5)%
(Loss) income from discontinued operations, net of tax	—%	10.2%	2.0%
Net (loss) income	(0.2)%	11.7%	(1.5)%

Net Revenue

Net revenue is derived from the online sale of consumer goods ("Website") and through our wholesale channel ("Wholesale"). Net revenue includes shipping and is presented net of returns and allowances and sales taxes. These consumer goods are typically collectibles, apparel, electronics, toys, gadgets, edibles, geek-themed and other specialty or unique items. Our customers are technology enthusiasts and general consumers. We sell and ship our products domestically and internationally.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
($ in thousands)
Website revenue	$115,909	$111,938	4%	$111,938	$93,691	19%
Wholesale revenue	22,353	6,975	220%	6,975	5,366	30%
Net revenue	$138,262	$118,913	16%	$118,913	$99,057	20%

    Net revenue increased $19.3 million during the year ended December 31, 2013 as compared to the prior period. This was primarily due to an increase in revenue through our wholesale channel and an increase in website revenue driven by higher daily unique visitors and average order value shipped. Net revenue increased $19.9 million during the year ended December 31, 2012 as compared to the prior year, primarily due to an increase in the number of orders placed through our website and a slight increase in the revenue through our wholesale channel.
During 2013, we introduced a number of new products that included unique theme-based products developed in our GeekLabs. Our best selling products during 2013 were licensed products that related to Minecraft, Doctor Who, Star Wars and Star Trek. Our internally developed Minecraft foam pickaxe and Minecraft foam sword continued to be best sellers throughout the year. Other popular licensed products this year were the Doctor Who TARDIS throw blanket, the Bag of Holding messenger bag, Portal themed products, and the Star Trek pizza cutter. We are authorized to sell our unique GeekLabs products with licensed themes such as StarWars, StarTrek or Minecraft through the relationships we have with Lucas Films, CBS and Mojang, respectively.
    Website
Website revenue increased $4.0 million and $18.2 million during the years ended December 31, 2013 and December 31, 2012, as compared to their respective prior periods. Daily unique visitors increased from 89.3 million to 91.2 million and average order value for shipped orders from the website improved from $56 to $57 during the year ended December 31, 2013 as compared to the prior year. These improvements are due to increased sales of GeekLabs and exclusive products, customers taking advantage of certain sales promotions and free shipping, and website enhancements that allow customers to more easily identify products of interest.
ThinkGeek products are sold in the United States and internationally. Website revenues for international orders were $24.2 million, $22.3 million, and $13.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in international sales is primarily attributable to our offering a more economical international shipping option throughout the year.
Wholesale
Wholesale revenue increased $15.4 million and $1.6 million during the years ended December 31, 2013 and December 31, 2012, as compared to their respective prior periods. This increase is the result of strengthened relationships with our existing clients and acquiring new clients who have particular interest in certain unique licensed ThinkGeek products. During 2013, we executed wholesale agreements with several large retailers. These retailers are in the toy, gaming and pop culture industries and have many brick-and-mortar locations throughout the United States and Canada. Some of our current wholesale clients are Target, Walmart, Toys "R" Us, f.y.e., Meijer, Books-A-Million and Hot Topic. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing partnerships.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
($ in thousands)
Cost of Revenue
Website cost of revenue	$96,458	$92,758	4%	$92,758	$79,568	17%
Wholesale cost of revenue	14,687	5,090	189%	5,090	4,034	26%
Total cost of revenue	$111,145	$97,848	14%	$97,848	$83,602	17%

Gross Margin
Total gross margin	$27,117	$21,065	29%	$21,065	$15,455	36%
Total gross margin %	19.6%	17.7%		17.7%	15.6%
Website gross margin %	16.8%	17.1%		17.1%	15.1%
Wholesale gross margin %	34.3%	27.0%		27.0%	24.8%

Gross margin as a percentage of revenues for the year ended December 31, 2013 increased by approximately two percentage points from the year ended December 31, 2012. This increase is primarily due to higher sales of our unique GeekLabs products which generally have higher gross margins and improved margins from sales through our wholesale channel, despite higher royalty fees as a percentage of revenues. Gross margin as a percentage of revenues for the year ended December 31, 2012 increased by approximately two percentage points from the year ended December 31, 2011, due to a decrease in personnel and related overhead expenses. During the first quarter of 2012, we began outsourcing our customer service department. We also redirected a portion of our workforce from merchandising, included as cost of revenue, to developing our own innovative products in our GeekLabs, included in technology and design. Also contributing to better margins was the reduction of shipping costs due to renegotiations with our largest shipping supplier.

We are continually analyzing gross margins by product and category levels to ensure that product mix and product costs are in line with our gross margin expectations. We work to manage gross margins through negotiations with our vendors to reduce product, materials and in-bound shipping costs.

Website
Gross margin as a percentage of revenue for Website remained constant at approximately 17% when comparing the year ended December 31, 2013 to December 31, 2012. Gross margin as a percentage of revenue for Website increased by two percentage points for the year ended December 31, 2012 as compared to December 31, 2011 primarily due to lower shipping costs as a percentage of revenue.

Website cost of revenues increased $3.7 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily due to an increase in shipping costs of $3.1 million and an increase in royalty fees of $1.5 million. These costs were partially offset by a decrease in product costs of $0.5 million and cost savings of approximately $0.5 million in our customer service department. Shipping costs increased as a result of higher sales in the current year, and offering free upgraded shipping to our customers during the holiday season.

Website cost of revenues increased $13.2 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily due to an increase in product costs of $11.7 million, an increase of royalty fees of $0.8 million and an increase in shipping costs of $0.7 million. The aforementioned increases were due to the increase in revenues and the number of orders. Royalties increased due to a higher volume of sales of our licensed product lines.

Wholesale
Gross margin as a percentage of revenue for Wholesale increased by approximately seven percentage points when comparing the year ended December 31, 2013 to December 31, 2012. This increase is primarily due to lower product costs as a percentage of revenue, partially offset by higher royalty fees and higher packaging and fulfillment costs as percentages of revenue. Wholesale product costs are lower as a percentage of revenue because we primarily sell GeekLabs products through our wholesale channel which generally have higher product margins. Gross margin as a percentage of revenue for Wholesale increased by approximately two percentage points for the year ended

December 31, 2012 as compared to December 31, 2011 primarily due to lower product and shipping costs as a percentage of revenue, partially offset by higher royalty fees as a percentage of revenue.
Wholesale cost of revenues increased $9.6 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily due to an increase in product costs of $4.4 million, an increase in royalty fees of $3.5 million, and an increase in packaging and fulfillment costs of $1.2 million. Product and packaging and fulfillment costs increased as a result of higher sales to our wholesale clients in the current year period compared to the prior year period. Royalty payments to our third-party licensors increased primarily as a result of higher sales of licensed products through our wholesale channel. Wholesale cost of revenues increased $1.1 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily due to an increase of royalty fees of $0.8 million. Royalties increased due to a higher volume of sales of our licensed product lines.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
($ in thousands)
Sales and marketing	$11,888	$9,184	29%	$9,184	$8,681	6%
Percentage of total net revenue	9%	8%		8%	9%

Sales and marketing expenses increased $2.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase of $2.5 million in marketing expenses related to market research, affiliate partnerships, paid search and online display advertising. Sales and marketing expenses were also higher due to an increase of $0.3 million in electronic payment services and credit card fees, and an increase of $0.3 million in accrued bonus and commission expense. These expenses were partially offset by a savings of $0.4 million in printed catalogs. The marketing related expenses increase is due to implementing new programs and building on existing marketing programs to attract more attention and visitors to our website. We also retained consultants to assist us in researching marketing matters such as revising certain terms and conditions of our Geek Points program and a market study of our current and potential customers. Electronic payment services and credit card fees have increased due to a higher volume of transactions. The savings in printed catalogs is due to the discontinuance of printed catalogs in the second half of 2012.

Sales and marketing expenses increased $0.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to an increase of $0.7 million in personnel and related overhead expenses due to an increase in personnel in our marketing workforce as compared to 2011 and severance costs of $0.1 million. Also contributing to the increase was $0.1 million in marketing services and public relations costs used to increase brand awareness and traffic to our website. This increase was partially offset by a decrease of $0.4 million in marketing expenses primarily due to the discontinuance of printed catalogs in the second half of 2012.

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

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
($ in thousands)
Technology and design	$6,076	$3,968	53%	$3,968	$1,857	114%
Percentage of total net revenue	4%	3%		3%	2%

Technology and design expenses increased $2.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This is primarily due to an increase of $0.9 million in personnel and related overhead expenses, an increase of $0.8 million in database costs, and an increase of approximately $0.3 million in equipment and facility related costs. We have hired specialists in custom manufacturing for our GeekLabs group, and we have hired specialists to support the infrastructure and functionality of the Company's website and reporting systems for our engineering group.

Technology and design expenses increased $2.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to our increased focus on testing and developing our own GeekLabs innovative products. We redirected a portion of our workforce and hired new employees for our internal development center, GeekLabs, which resulted in an increase of $1.2 million in personnel and related overhead expenses. Also contributing to the increase were $0.2 million in fees related to developing prototypes of GeekLabs custom products and $0.4 million rent expense for equipment used in our data recovery site built in 2012.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
($ in thousands)
General and administrative	$9,296	$10,001	(7)%	$10,001	$9,501	5%
Percentage of total net revenue	7%	8%		8%	10%

General and administrative expenses decreased $0.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease of $0.9 million in stock based compensation and a decrease of $0.3 million in salaries and accrued bonus expenses, partially offset by an increase of $0.4 million in recruiting fees. Stock based compensation is lower due to the departure of key senior management over the past year. Recruiting fees are higher due to new executive hires.

General and administrative expenses increased $0.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to an increase in professional services fees of $0.4 million, an increase in business consulting services of $0.3 million and an increase of $0.2 million in stock-based compensation. These increases were partially offset by severance costs of $0.6 million that occurred in 2011 primarily related to the resignation of our ThinkGeek Chief Executive Officer. During the second half of 2012, we transitioned part of our product safety and quality assurance function in-house.  Prior to the transition we were relying solely on third-party vendors to perform these services.  We have invested in certified personnel, who are highly qualified in conducting safety and quality assurance testing. We believe this dedicated in-house function will enable us to improve the quality of our products, minimize defective products, react in a timely manner and continue to exceed industry standards.

Gain on Sale of Non-Marketable Securities

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
($ in thousands)
Gain on sale of non-marketable securities	$—	$4,021	nm	$4,021	$—	nm

nm= not meaningful

    On April 5, 2012, we sold our Series C-1 preferred stock investment in CollabNet, Inc. to a third party for $6.0 million. The carrying value of the investment at the time of the sale was $2.0 million and as such, a gain of $4.0 million was recognized during 2012.

Income Taxes

	Year Ended December 31,
	2013	2012	2011
($ in thousands)
Income tax provision (benefit)	$—	$6	$(1,137)

The income tax benefit recognized in 2011 is offset by a tax provision in discontinued operations as there was a loss in continuing operations and income in discontinued operations in that same year. There was not a similar benefit in 2013 and 2012 as there was loss or income in both continuing and discontinued operations in those years.

In 2012, we performed a study addressing the recoverability of our net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in our deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. In the finalization of the 382 study in 2013, additional limitations were identified. Based upon receipt of the final report in the first quarter of 2013, the amount previously reported at December 31, 2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond of $35.5 million was reduced to $18.9 million, subject to annual limitations. Consistent with what we have done historically, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to our conclusion that it is more-likely-than-not that we would not recover the deferred tax assets. The amount of net operating losses available to offset taxable income in 2014 and beyond as of December 31, 2013 is $19.1 million. Additionally, the Company does not have a history of taxable income, therefore we have not recorded a benefit on the loss for the year ended December 31, 2013.
Discontinued Operations, Net of Tax

	Year Ended December 31,
	2013	2012	2011
($ in thousands)
(Loss) income from discontinued operations	$(119)	$(1,509)	$2,986
Gain on sale of discontinued operations	—	$13,712	—
Income tax (benefit) provision from discontinued operations	(52)	101	1,054
(Loss) income from discontinued operations, net of tax	$(67)	$12,102	$1,932

Due to the sale of our Media business on September 17, 2012, the results of the Media business are classified as (Loss) income from discontinued operations for the years ended December 31, 2013, 2012 and 2011. The results include Media business revenues, cost of sales and operating and non-operating expenses, excluding previously allocated general corporate costs.

On September 17, 2012, the Company entered into a Purchase Agreement with Dice and two of Dice's subsidiaries, (collectively, the "Buyers") pursuant to which the Buyers purchased the Company's Media business segment, including the SourceForge, Slashdot and Freecode websites (the "Purchased Business") and assumed certain related liabilities. In accordance with the terms of the Purchase Agreement, the Buyers paid the Company $20.0 million in cash of which $3.0 million was deposited by the Buyers into an escrow account. During the third quarter of 2013, the Company received the $3.0 million held in escrow. The $13.7 million gain on the sale of the Media business segment for the year ended December 31, 2012 is the selling price of $20.0 million less the carrying value of certain assets and liabilities assumed by the Buyers, offset by transaction costs of $1.1 million.

The income tax benefit for the year ended December 31, 2013 represents federal and state tax receivables as a result of overpayments. The tax provision recorded on discontinued operations for the years ended December 31, 2012 and 2011 represents the tax based upon the with and without method. The 2012 tax provision is significantly lower than the statutory rate as a result of net operating losses with a full valuation allowance. The tax provision for 2011 is offset by a tax benefit in continuing operations.

Liquidity and Capital Resources

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Net cash (used in) provided by:
Continuing operations
Operating activities	$(5,975)	$(1,883)	$1,070
Investing activities	2,784	21,787	(827)
Financing activities	(980)	(849)	658
Discontinued operations	(39)	1,329	676
Net change in cash and cash equivalents	$(4,210)	$20,384	$1,577

Operating Activities

Net cash used in operating activities increased $4.1 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This was primarily due to a higher use of cash to fund changes in operating assets and liabilities of approximately $4.4 million, driven primarily by an increase in accounts receivable from our wholesale customers. This increase was partially offset by the change in our loss from operations, as adjusted for non-cash items of approximately $0.3 million.

Net cash used in operating activities increased $3.0 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to a decrease in changes in assets and liabilities of $5.2 million, offset by improved profitability from continuing operations of $1.2 million, excluding the $4.0 million gain on sale of non-marketable securities and an increase in stock-based compensation of $0.5 million. The changes in assets and liabilities was primarily due to an increase in cash used to purchase inventory of $12.2 million, an increase of prepaid expenses of $2.3 million, other assets and liabilities of $2.8 million, partially offset by an increase in accounts payable of $12.1 million.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2013 of $2.8 million included $3.0 million in proceeds, previously held in escrow, from the sale of the Media business.

Cash provided by investing activities for the year ended December 31, 2012 of $21.8 million included proceeds of $17.0 million for the sale of the Company's Media business and proceeds of $6.0 million for the sale of the Company's series C-1 preferred stock investment in CollabNet, Inc., partially offset by $1.1 million in transaction costs and $0.1 million in investments in property and equipment.

Cash used in investing activities for year ended December 31, 2011 of $0.8 million was primarily due to the expansion of our distribution equipment at our third-party fulfillment and warehouse provider and purchases of property and equipment related to computer and equipment and leasehold improvements for relocating our corporate headquarters from Mountain View, California to Fairfax, Virginia. This was partially offset by cash received from the sale of intangible assets that had occurred in 2010.

Financing Activities

Cash used in financing activities for the year ended December 31, 2013 of $1.0 million included $0.8 million for the repurchase of 53,884 common stock in conjunction with the modified Dutch tender offer, $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.3 million cash provided by the issuance of common stock from stock option exercises.

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

Cash Flows From Discontinued Operations

Cash flows from discontinued operations includes operating and investing activities that have been reported separately in the consolidated statements of cash flows. The absence of cash flows from discontinued operations in our ongoing operations is not expected to materially impact our future cash flow or liquidity due to the relatively modest amounts historically contributed by the discontinued operations.

Liquidity

Our liquidity and capital requirements depend on numerous factors, including our investment in inventory to support our business, the timing of the collection of our accounts receivables from our wholesale customers, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and website, the timing and expense associated with expanding our distribution channels, potential acquisitions and other factors.

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has the option of an applicable interest rate of 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2013, and the facility now expires October 15, 2014. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2013, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

We expect to devote capital resources to continue:

•	investing in engineering and infrastructure that will provide us with opportunities and capabilities to support future growth;

•	improving our website user experience and functionality;

•	investing in marketing programs to expand our brand awareness;
•investing and improving product safety and quality assurance testing;
•developing unique exclusive GeekLabs products;
•investing in human resources and leadership;
•investing in capital projects that support our distribution and related support systems;
•optimizing supplier and manufacturer relationships; and
•investing in other general corporate activities.

Stock Repurchase Program
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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and other commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our contractual obligations and commitments as of December 31, 2013 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	Thereafter
Operating Lease Obligations (1)	$255	$255	$—	$—
Purchase Obligations (2)	1,212	963	249	—
Total Obligations	$1,467	$1,218	$249	$—

(1) Includes future payments for the Company's facilities under non-cancelable operating leases that expire at various dates through 2014.

(2) Includes a one-time termination fee of approximately $0.2 million that we would be required to pay to our third-party fulfillment and warehouse provider if we were to cancel our contract with them and also includes committed licensing payments and other service agreements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have operated primarily in the United States, and all of our sales have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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
We have audited the accompanying consolidated balance sheets of Geeknet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geeknet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Geeknet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Geeknet, Inc:

We have audited Geeknet Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue as well as ineffective monitoring and management oversight over the process level controls related to the inventory purchase order accrual has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geeknet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated February 26, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Geeknet Inc. has not maintained effective internal control over financial reporting as of December

31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2013, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 26, 2014

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$53,084	$57,294
Accounts receivable, net of allowance of $6 and $14 as of December 31, 2013 and December 31, 2012, respectively	9,719	1,050
Inventories, net	20,186	16,657
Prepaid expenses and other current assets	4,202	7,013
Total current assets	87,191	82,014
Property and equipment, net	2,465	3,523
Other long-term assets	50	335
Total assets	$89,706	$85,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,250	$10,192
Deferred revenue	2,828	2,303
Accrued liabilities and other	6,661	4,265
Total current liabilities	19,739	16,760
Other long-term liabilities	—	29
Total liabilities	19,739	16,789
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,901 and 6,738 shares, as of December 31, 2013 and December 31, 2012, respectively; outstanding — 6,639 and 6,555 shares as of December 31, 2013 and December 31, 2012, respectively	7	7
Treasury stock, 263 shares at December 31, 2013 and 183 shares at December 31, 2012	(3,479)	(2,182)
Additional paid-in capital	816,826	814,411
Accumulated other comprehensive income	16	16
Accumulated deficit	(743,403)	(743,169)
Total stockholders’ equity	69,967	69,083
Total liabilities and stockholders’ equity	$89,706	$85,872

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenue	$138,262	$118,913	$99,057
Cost of revenue	111,145	97,848	83,602
Gross margin	27,117	21,065	15,455
Operating expenses:
Sales and marketing	11,888	9,184	8,681
Technology and design	6,076	3,968	1,857
General and administrative	9,296	10,001	9,501
Total operating expenses	27,260	23,153	20,039
Loss from operations	(143)	(2,088)	(4,584)
Gain on sale of non-marketable securities	—	4,021	—
Interest and other (expense) income, net	(24)	(122)	—
(Loss) income from continuing operations before income taxes	(167)	1,811	(4,584)
Income tax provision (benefit)	—	6	(1,137)
Net (loss) income from continuing operations	(167)	1,805	(3,447)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(67)	12,102	1,932
Net (loss) income	$(234)	$13,907	$(1,515)
(Loss) income per share from continuing operations:
Basic	$(0.03)	$0.28	$(0.55)
Diluted	$(0.03)	$0.28	$(0.55)
(Loss) income per share from discontinued operations:
Basic	$(0.01)	$1.87	$0.31
Diluted	$(0.01)	$1.85	$0.31
Net (loss) income per share:
Basic	$(0.04)	$2.15	$(0.24)
Diluted	$(0.04)	$2.12	$(0.24)
Shares used in per share calculations:
Basic	6,620	6,466	6,319
Diluted	6,620	6,556	6,319

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net (loss) income	$(234)	$13,907	$(1,515)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	—	17	(11)
Comprehensive (loss) income	$(234)	$13,924	$(1,526)

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2010	6,273	$6	$(622)	$803,160	$10	$(755,561)	$46,993
Issuance of common stock	88	1	—	1,013	—	—	1,014
Repurchase of restricted stock	—	—	(356)	—	—	—	(356)
Stock based compensation	—	—	—	3,656	—	—	3,656
Net loss	—	—	—	—	—	(1,515)	(1,515)
Other comprehensive loss	—	—	—	—	(11)	—	(11)
BALANCE AT DECEMBER 31, 2011	6,361	$7	$(978)	$807,829	$(1)	$(757,076)	$49,781
Issuance of common stock	194	—	—	355	—	—	355
Repurchase of restricted stock	—	—	(1,204)	—	—	—	(1,204)
Stock based compensation	—	—	—	6,227	—	—	6,227
Net income	—	—	—	—	—	13,907	13,907
Other comprehensive income	—	—	—	—	17	—	17
BALANCE AT DECEMBER 31, 2012	6,555	$7	$(2,182)	$814,411	$16	$(743,169)	$69,083
Issuance of common stock	172	—	—	317	—	—	317
Repurchase of restricted stock	(34)	—	(543)	—	—	—	(543)
Repurchase of common stock	(54)	—	(754)	—	—	—	(754)
Stock based compensation	—	—	—	2,098	—	—	2,098
Net loss	—	—	—	—	—	(234)	(234)
Other comprehensive loss	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2013	6,639	$7	$(3,479)	$816,826	$16	$(743,403)	$69,967

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities from continuing operations:
Net (loss) income	$(234)	$13,907	$(1,515)
Loss (income) from discontinued operations, net of tax	67	(12,102)	(1,932)
(Loss) income from continuing operations	(167)	1,805	(3,447)
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	1,258	1,394	1,203
Stock-based compensation expense	2,070	3,559	3,017
Provision for bad debts	70	38	29
Change in reserve for excess and obsolete inventory	(15)	120	65
Gain on sale of non-marketable securities	—	(4,021)	—
Loss (gain) on sale of assets, net	16	53	(139)
Impairment of investments	—	—	8
Changes in assets and liabilities:
Accounts receivable	(8,739)	(322)	14
Inventories	(3,514)	(7,842)	4,322
Prepaid expenses and other assets	96	(1,855)	450
Accounts payable	58	4,636	(7,482)
Deferred revenue	525	744	2,287
Accrued liabilities and other	2,396	122	678
Other long-term liabilities	(29)	(314)	65
Net cash (used in) provided by operating activities	(5,975)	(1,883)	1,070
Cash flows from investing activities:
Purchase of property and equipment	(216)	(113)	(1,733)
Proceeds from sale of non-marketable equity investment	—	6,000	—
Proceeds from sale of discontinued operations	3,000	17,000	—
Transaction costs from sale of discontinued operations	—	(1,100)	—
Proceeds from sales of intangible assets, net	—	—	906
Net cash provided by (used in) investing activities	2,784	21,787	(827)
Cash flows from financing activities:
Proceeds from issuance of common stock	317	355	1,014
Repurchase of stock	(1,297)	(1,204)	(356)
Net cash (used in) provided by financing activities	(980)	(849)	658
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(39)	2,395	1,479
Net cash (used in) investing activities	—	(1,066)	(803)
Net cash (used in) provided by discontinued operations	(39)	1,329	676
Net change in cash and cash equivalents	(4,210)	20,384	1,577
Cash and cash equivalents, beginning of year	57,294	36,910	35,333
Cash and cash equivalents, end of period	$53,084	$57,294	$36,910

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Operations of the Company

Overview

Geeknet, Inc. ("Geeknet") and its subsidiary, ThinkGeek, Inc. (“Thinkgeek,”) and together with Geeknet, the "Company"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website (the "website") and certain exclusive products to the Company's wholesale channel customers. ThinkGeek offers a broad range of unique products in a single web property that are typically not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek audiences on a regular basis. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). The Company has several wholesale partnerships with brick-and-mortar retailers that allows the Company to reach a broader consumer audience and expand its unique brand. The Company has recently established and strengthened existing partnerships with certain retail store chains that have locations throughout the United States and Canada.

Effective for the year ended December 31, 2013, the Company reorganized its management reporting and reportable business segments into two operating segments: Website and Wholesale. Prior to September 17, 2012, the Company had two operating segments: e-Commerce and Media. On September 17, 2012, Geeknet sold its Media business to Dice Holdings, Inc.

2.      Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the years ended December 31, 2013, 2012, and 2011 in the Company's Consolidated Statement of Operations. The cash flows from the Media business' operating and investing activities are shown separately in cash flows from discontinued operations, with the exception of proceeds from the sale of the Media business and related transaction costs. See Note 9. Discontinued Operations for additional information.

Certain prior period amounts have been reclassified to conform to the current period's presentation. In the Consolidated Balance Sheet at December 31, 2012, there was $1.4 million of accrued royalties included in Accounts payable that has been reclassified to Accrued liabilities and other. In the Consolidated Statements of Cash Flows at December 31, 2012 and 2011, there were $1.0 million and $0.5 million of accrued royalties included in Accounts payable that have been reclassified to Accrued liabilities and other.

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

Recently Adopted Accounting Pronouncements

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. Due to the growth in the Company's wholesale business during 2013, the Company changed its management reporting and reportable business segments into two operating segments:  Website and Wholesale. The Website segment sells geek-themed retail products to technology enthusiasts and general consumers through the website. The Wholesale segment sells primarily exclusive GeekLabs products through retailers and brick-and-mortar stores.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist principally of cash deposited in money market and checking accounts.

Credit Line

On December 12, 2011, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. The revolving credit facility has the option of an applicable interest rate of 2.5% above one or three month LIBOR. The revolving credit facility was renewed during the fourth quarter of 2013, and now expires October 15, 2014. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2013, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds which are measured and recorded at fair value on a recurring basis at each reporting period using Level 1 inputs, which are considered the most reliable such as quoted prices in active markets for identical assets or liabilities. The following tables show the fair value of the amounts held in money market funds at each reporting period (in thousands):

	December 31, 2013
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

Inventories, net

Inventories consist primarily of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. Inventories are presented net of an allowance for excess and/or obsolete inventory, which reduces inventories to their estimated net realizable values. At December 31, 2013 and 2012, the allowance for excess and/or obsolete inventory was $0.3 million, respectively.

Minimum Royalty and Content License Commitments
Royalty-based obligations are either paid in advance and capitalized as prepaid royalties or accrued as incurred and subsequently paid. Royalty-based obligations paid in advance are generally non-refundable. Royalty-based obligations are expensed to cost of revenues at the contractual royalty rate for the relevant product sales on a per transaction basis. Contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. Prepaid royalties were $0.1 million for each of the years ended December 31, 2013 and 2012. Royalty-based obligations were $4.0 million and $1.4 million as of December 31, 2013 and 2012, respectively. Accrued royalty obligations are classified as accrued liabilities and other in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful lives or the corresponding lease term.

Net Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Net revenue for the Website segment is derived from the online sale of consumer goods. Website net revenue includes shipping and is presented net of returns and allowances, discounts and sales taxes. Net revenue for the Wholesale segment is derived from the sale of certain exclusive products through the wholesale channel. Wholesale net revenue is presented net of discounts or allowances.

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, the Company considers historical experience of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to eight business days. As of December 31, 2013 and December 31, 2012, $1.6 million and $1.3 million, respectively, was recognized as deferred revenue for orders shipped by the end of the reporting period but not yet delivered to the customer.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, Website revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at December 31, 2013 and December 31, 2012 relating to gift certificates was $1.2 million and $1.0 million, respectively.

The Company reserves an amount for estimated returns on website orders at the end of each reporting period. The Company gives website customers a 90-day right to return purchased products purchased. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at December 31, 2013 and December

31, 2012 were $0.5 million each respectively, and are recorded as accrued liabilities and other in the consolidated balance sheets.

Geek Points Loyalty Program

The Company maintains a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends. The cost of the redemptions is included in cost of revenues on the Company's consolidated statements of operations. During the first half of 2013, the Company evaluated the program and revised certain terms and conditions that took effect on August 1, 2013.

Income Taxes

The Company has recognized a deferred tax asset associated with previously reported net operating losses, which can result in a future tax benefit. A valuation allowance is recognized if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The Company has recognized a valuation allowance for the full amount of the deferred tax asset as there is insufficient evidence to support that it is more-likely-than-not that the assets will be realized. The Company reviews its valuation allowance at each reporting period, using, but not limited to, forecasted financial information to determine if the deferred tax assets could more-likely-than-not be realized and after considering the impact of limits on the use of net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The Company provides for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by taxing authorities.

The Company performs Section 382 studies on an as needed basis to analyze if there was a change in control of ownership as defined by Section 382 of the Internal Revenue Code that could limit the amount of net operating loss carry-forwards available to offset future federal taxable income. The Company completed a Section 382 study in the first quarter of 2013 of which the results are explained in Note 8. Income Taxes.

Computation of Per Share Amounts

    Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the years ended December 31, 2013 and December 31, 2011, respectively, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

Foreign Currency Translation and Comprehensive Income (Loss)

Prior to the sale of the Media business on September 17, 2012, the Company had a wholly-owned subsidiary in the United Kingdom, of which the functional currency was the local currency. Balance sheet accounts were translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses were translated into U.S. dollars at average rates for the period and are included in discontinued operations for each of the years ended December 31, 2012 and 2011. The Company also has a wholly-owned subsidiary in Belgium of which there has been minimal activity in the periods presented in the Company's consolidated financial statements. Adjustments resulting from translation were recorded in other comprehensive income as a component of stockholders' equity. Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains or losses.

Supplier Concentration

While no supplier concentration exists in the Company’s business, certain suppliers that the Company's GeekLabs uses to manufacture its unique products are located outside of the United States, most of which are located in China. ThinkGeek's ability to receive inbound inventory and ship completed orders to its customers is substantially dependent on a single third-party fulfillment and warehouse provider.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $0.25 million per institution. At December 31, 2013 and December 31, 2012, the Company had cash and cash equivalents in excess of the FDIC limits.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables in our Wholesale segment due from a limited number of large retailers. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations of its customers. The credit risk in the Company’s trade receivables is substantially mitigated by its credit evaluation process and reasonably short collection terms.  The Company maintains reserves for potential credit losses, if any, and such losses have been within management’s expectations.

For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively, no one customer represented 10% or greater of net revenue.

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2013	2012
Prepaid expenses and deposits for inventory	$3,426	$2,794
Escrow receivable (Notes 4 and 9)	—	3,000
Other current assets (1)	776	1,219
Prepaid expenses and other current assets	$4,202	$7,013

(1) Other current assets at December 31, 2012 include $0.7 million receivable from the Buyers of the Media business for performance of transition services that was subsequently collected during the second quarter of 2013.

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2013	2012
Computer and office equipment (useful lives of 2 to 4 years)	$377	$650
Distribution equipment (useful life of 5 years)	5,475	5,290
Furniture and fixtures (useful lives of 2 to 4 years)	150	143
Leasehold improvements (useful lives of lesser of estimated life or lease term)	214	220
Software (useful lives of 2 to 5 years)	237	393
Total property and equipment	6,453	6,696
Less: Accumulated depreciation and amortization	(3,988)	(3,173)
Property and equipment, net	$2,465	$3,523

Depreciation and amortization expense from continuing operations for property and equipment was $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Accrued liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued royalties	$3,959	$1,449
Accrued employee compensation and benefits	894	1,258
Other accrued liabilities	1,808	1,558
Accrued liabilities and other	$6,661	$4,265

4.      Commitments and Contingencies

During September 2012, the Company sold its Media business for $20.0 million of which $3.0 million was deposited by the Buyers into an escrow account for a period of twelve months after the Closing Date in order to secure the Company’s indemnification obligations to the Buyers for breaches of the Company’s representations, warranties, covenants and other obligations under the Purchase Agreement. During the third quarter of 2013, the Company received the $3.0 million held in escrow. The Company's representations and warranties made under the Purchase Agreement generally expired on September 17, 2013, although certain representations, warranties and covenants survive pursuant to the terms of the Purchase Agreement. The Company and Dice also agreed to provide certain transition services to one another through December 31, 2013, and the Company has completed providing these services to Dice.
Legal Proceedings
The Company is involved from time to time, in claims, proceedings and litigation arising in the normal course of business.
On June 10, 2013, the Company was served with a complaint filed by UbiComm LLC in U.S. District Court, for the District of Delaware, alleging infringement of U.S. Patent Number 5,603,054. On September 3, 2013, the Company filed a Motion to Dismiss the Complaint, which was granted on November 15, 2013. On the same day, Ubicomm appealed the dismissal. Subsequently, two reexamination proceedings have been filed seeking to invalidate the patent at issue and the parties have agreed to stay the matter pending the U.S. Supreme Court decision in Alice

Corp v. CLS Bank. Ubicomm claims that their patent covers a method of triggering an email reminder when a shopper abandons their shopping cart on the website. Ubicomm is seeking damages as well as interest, expenses, costs and an accounting of all allegedly infringing acts. The Company believes the complaint to be without merit. Because of the early stage of this proceeding and lack of specific damages claims, we cannot predict the ultimate impact (if any) that this matter may have on our business, results of operations, financial position or cash flows.
On October 21, 2013, the Company was served with a complaint filed by Landmark Technologies (“Landmark”) in the Eastern District of Texas, alleging infringement of U.S. Patent Numbers 7,010,508 and 5,576,951 C2. Landmark claims that the patents cover execution of a search on the website and delivering requested information from the website. In January 2014, the case was dismissed with prejudice based on a mutually agreed upon settlement for an immaterial amount.
The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.
Purchase Obligations
The following table summarizes the Company's contractual obligations and other commitments as of December 31, 2013 (in thousands):

		Years Ending December 31,
	Total	2014	2015	2016	Thereafter
Operating Lease Obligations (1)	255	255	—	—	—
Purchase Obligations (2)	1,212	963	249	—	—
Total Obligations	1,467	1,218	249	—	—

(1) Includes future payments for the Company's facilities under non-cancelable operating leases that expire at various dates through 2014.

(2) Includes a one-time termination fee of approximately $0.2 million that the Company would be required to pay to its third-party fulfillment and warehouse provider if the Company were to cancel the contract. This amount also includes committed licensing payments and other service agreements.

Rent Expense

Rent expense from continuing operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was approximately $0.5 million, $0.4 million and $0.5 million, respectively.

5.      Employee Benefit Plans

Retirement Savings Plan

The Company maintains an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of the Company.  The plan provides for tax deferred salary deductions and after-tax employee contributions.  Contributions include employee salary deferral contributions and beginning in 2012, matching employer contributions.  Prior to 2012, there were no employer discretionary contributions. Employer matching contributions were $0.2 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

Employee Stock Purchase Plan

In May 2012, the Company's Board of Directors and shareholders approved an Employee Stock Purchase Program (“ESPP”) to provide an opportunity for all employees to purchase the Company's common stock through accumulated payroll deductions. The Company's ESPP authorizes up to 100,000 shares to be granted. The per share price of the Company's common stock purchased pursuant to the ESPP is 95% of the fair market value of the common stock on the last day of the offering period. The ESPP has two six month offering periods beginning September 1 and March 1. The number of shares issued under our ESPP was 557 shares as of December 31, 2013.

6.      Common Stock and Stock Compensation

Stock Repurchase Program

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

Equity Incentive Plans

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire, cancel or are forfeited.  In May 2011, the Company's stockholders approved the addition of 200,000 shares of common stock available for issuance under the 2007 Plan. At December 31, 2013, a total of 313,577 shares of common stock were available for issuance under the 2007 Plan.

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

Stock Options

The following table summarizes option activities from December 31, 2012 through December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	208,862	$20.75
Granted	40,293	$15.67
Exercised	(23,505)	$13.14
Forfeited	(92,072)	$25.07
Outstanding as of December 31, 2013	133,578	$17.57	7.4	$365
Vested or expected to vest at December 31, 2013	121,170	$17.63	7.3	$340
Exercisable at December 31, 2013	81,090	$17.53	6.4	$266

The total intrinsic value of options exercised was negligible, $0.1 million and $0.6 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The Company issues new shares upon the exercise of options. The weighted average grant date fair value was $6.11, $7.42 and $13.72 for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The total cash received from stock option exercises was $0.3 million, $0.4 million, and $1.2 million for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, no tax benefit was realized from exercised options.

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

	Year Ended December 31,
	2013	2012	2011
Expected life (years)	3.00	3.02	4.36
Risk-free interest rate	0.5%	0.4%	1.2%
Volatility	58%	62%	74%
Dividend yield	—	—	—

Restricted Stock

Outstanding restricted stock units granted to employees vest over a three year period. Outstanding restricted stock units granted to non-employee directors typically vest in less than a year and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2012 through December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2012	226,402	$21.70
Granted	95,388	$14.33
Restricted Stock Release	(147,898)	$19.49
Canceled	(79,121)	$21.51
Outstanding as of December 31, 2013	94,771	$17.91

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$(81)	$376	$193

Sales and marketing	$(32)	$148	$55
Technology and design	187	133	57
General and administrative	1,996	2,902	2,712
Included in operating expenses	2,151	3,183	2,824

Total stock-based compensation expense	$2,070	$3,559	$3,017

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight line basis over the vesting period. Forfeitures are estimated at the time of the grant, based on historical trends, and revised in subsequent periods as necessary.

As of December 31, 2013, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$286	2.2
Restricted Stock Units	$651	1.6

7.   Computation of Per Share Amounts

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011

Net (loss) income from continuing operations	$(167)	$1,805	$(3,447)
(Loss) income from discontinued operations, net of tax	(67)	12,102	1,932
Net (loss) income	$(234)	$13,907	$(1,515)

Weighted average shares - basic	6,620	6,466	6,319
Dilutive effect of stock-based awards	—	90	—
Weighted average shares - dilutive	6,620	6,556	6,319

(Loss) income per share from continuing operations:
Basic	$(0.03)	$0.28	$(0.55)
Diluted	$(0.03)	$0.28	$(0.55)

(Loss) income per share from discontinued operations:
Basic	$(0.01)	$1.87	$0.31
Diluted	$(0.01)	$1.85	$0.31

Net (loss) income per share:
Basic	$(0.04)	$2.15	$(0.24)
Diluted	$(0.04)	$2.12	$(0.24)

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Anti-dilutive securities:
Options to purchase common stock	96	232	192
Unvested restricted stock units	38	114	174
Total	134	346	366

8.      Income Taxes

The Company provides for income taxes using an asset and liability approach, where deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2013, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2009.

(Loss) income from continuing operations before income taxes consists of the following components (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$(167)	$1,811	$(4,584)

During the year ended December 31, 2012, the Company paid income taxes of $0.1 million. During the years ended December 31, 2013 and 2011, the Company did not pay income taxes.

The components of the income tax provision (benefit) from continuing operations, by classification, included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$—	$6	$(1,171)
State	—	—	34
	$—	$6	$(1,137)

The income tax benefit recognized in 2011 is offset by a tax provision in discontinued operations as there was a loss in continuing operations and income in discontinued operations in that same year. There was not a similar benefit in 2013 and 2012 as there was loss or income in both continuing and discontinued operations in those years.

Deferred tax assets consist of the following (in thousands):

	Year ended December 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$1,632	$2,271
Net operating loss carryforwards	7,067	14,816
Research and development credit carryforward	1,260	858
Other	73	—
Gross deferred tax asset	$10,032	$17,945
Valuation allowance	(10,032)	(17,945)
Net deferred tax asset	$—	$—

The Company has performed a study addressing the recoverability of its net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by Section 382 of the Internal Revenue Code (“IRC”) in 2008. As a result of the change of control, certain net operating losses previously included in the Company's deferred tax disclosures will not be available to offset future taxable income as the IRC limits the annual utilization of these carryforwards. Based upon receipt of the final report in the first quarter of 2013, the amount previously reported at December 31, 2012 as net operating loss carryforwards available to offset taxable income in 2013 and beyond of $35.5 million was reduced to $18.9 million, subject to annual limitations. Consistent with historical practices, the Company continues to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to the conclusion that it is more-likely-than-not that the Company would not recover the deferred tax assets because of uncertainties about the Company's ability to generate taxable income in the future.
The amount of net operating losses available to offset taxable income in 2014 and beyond as of December 31, 2013 is $19.1 million. Approximately $1.1 million of the net operating loss carryforwards have not been recognized as they related to benefits associated with stock option exercises that have not reduced current taxes payable.
The net operating losses expire between 2014 and 2033. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.  As of December 31, 2013 and December 31, 2012, the Company has gross federal research and development credit carryforwards of $1.1 million and $0.6 million, respectively, which expire between 2019 and 2033.

Reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate on (loss) income from continuing operations is as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory income tax rate	34.0%	34.0%	34.0%
State, net of federal benefit	(61.8)%	0.9%	(0.1)%
Stock compensation	1.7%	—%	0.3%
Research and development credit	287.8%	—%	6.5%
Return to provision and true-ups	(3.9)%	—%	(2.8)%
Change in valuation allowance	(249.3)%	(35.9)%	(12.7)%
Other	(8.5)%	1.3%	(0.4)%
Effective income tax rate	—%	0.3%	24.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Unrecognized tax benefits at beginning of period	$344	$1,192	$1,234
Gross increases to current period tax positions	161	—	59
Gross increases (decreases) to prior period tax positions	(90)	(848)	(101)
Unrecognized tax benefits at end of period	$415	$344	$1,192

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of its income tax expense. During the years ended December 31, 2013, December 31, 2012 and December 31, 2011 no interest or penalties were recognized.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There are no unrecognized tax benefits that would affect the actual tax rate at December 31, 2013, as the full valuation is recorded as deferred tax asset.

9.  Discontinued Operations

Media Business

On September 17, 2012, Geeknet, Inc. entered into a Purchase Agreement with Dice and two of Dice’s subsidiaries, (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business segment, including the SourceForge, Slashdot and Freecode websites (the “Purchased Business”) and assumed certain related liabilities.

In accordance with the terms of the Purchase Agreement, the Buyers paid $20.0 million in cash to the Company, of which $3.0 million was deposited by the Buyers into an escrow account for a period of twelve months after the Closing Date in order to secure the Company’s indemnification obligations to the Buyers for breaches of the Company’s representations, warranties, covenants and other obligations under the Purchase Agreement. During the third quarter of 2013, the Company received the $3.0 million held in escrow.

The Purchase Agreement contains customary representations, warranties and covenants.  Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.  The Purchase Agreement generally limits the Company's liability for breaches of representations and warranties made in the Purchase Agreement to an aggregate of $10.0 million. The Company's representations and warranties made under the Purchase Agreement generally expired on September 17, 2013, although certain representations, warranties and covenants survive pursuant to the terms of the Purchase Agreements. The Company and Dice also agreed to provide certain transition services to one another through December 31, 2013, and the Company has completed providing these services to Dice.

The following shows revenues, gross profit and (loss) income from discontinued operations, net of tax from discontinued operations:

	Year Ended December 31,
	2013	2012	2011
Revenue	$—	$13,797	$20,409
Gross profit	$—	$10,421	$15,503

(Loss) income from discontinued operations	$(119)	$(1,509)	$2,986
Gain on sale of discontinued operations	—	13,712	—
Income tax (benefit) provision from discontinued operations	(52)	101	1,054
(Loss) income from discontinued operations, net of tax	$(67)	$12,102	$1,932

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

The income tax benefit for the year ended December 31, 2013 represents federal and state tax receivables as a result of overpayments. The tax provision recorded on discontinued operations for the years ended December 31, 2012 and 2011 represents the tax based upon the with and without method. The 2012 tax provision is significantly lower than the statutory rate as a result of net operating losses with a full valuation allowance. The tax provision for 2011 is offset by a tax benefit in continuing operations.

10.  Segment and Geographic Information

Due to the growth in the Company's wholesale business, effective for the year ended December 31, 2013, the Company reorganized its management reporting and reportable business segments into two operating segments: Website and Wholesale. The Website segment sells geek-themed retail products to technology enthusiasts and general consumers through the website. The Wholesale segment, which sells primarily exclusive GeekLabs products through retailers and brick-and-mortar stores, has higher gross margins because the products it sells generally have higher product margins. Prior to the sale of the Company's Media business on September 17, 2012, the Company had two operating segments that offered different products and services, e-Commerce and Media. The Media segment was discontinued in 2012 when it was sold.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The majority of costs were specifically identifiable to each segment. However, where costs were not specifically identifiable, they were allocated based on the ratio of segment product costs to total product costs. The Company's chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. The Company's assets and liabilities are not allocated or reviewed by the chief decision-making group on a segment basis.

(in thousands)	Website	Wholesale	Total Company
Year Ended December 31, 2013
Net revenue	$115,909	$22,353	$138,262
Cost of revenue	96,458	14,687	111,145
Gross margin	$19,451	$7,666	$27,117
Gross margin %	16.8%	34.3%	19.6%

Year Ended December 31, 2012
Net revenue	$111,938	$6,975	$118,913
Cost of revenue	92,758	5,090	97,848
Gross margin	$19,180	$1,885	$21,065
Gross margin %	17.1%	27.0%	17.7%

Year Ended December 31, 2011
Net revenue	$93,691	$5,366	$99,057
Cost of revenue	79,568	4,034	83,602
Gross margin	$14,123	$1,332	$15,455
Gross margin %	15.1%	24.8%	15.6%

ThinkGeek products are sold in the United States and internationally. Website revenues for international orders were $24.2 million, $22.3 million, and $13.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in international sales is primarily attributable to the Company offering a more economical international shipping option.

11.  Quarterly Financial Information

Quarterly Consolidated Financial Data
(Unaudited, in thousands, except per share amounts)

The Company’s quarters end on March 31, June 30, September 30 and December 31 of each calendar year. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Certain amounts in previously reported quarters have been adjusted to exclude discontinued operations as a result of the sale of the Company's Media business.

    ThinkGeek sales are highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, a substantial portion of the 2013 and 2012 revenue occurred in the fourth quarter, which began on October 1 and ended on December 31. As is typical in the retail industry, the Company generally experiences lower revenue during the other quarters. Therefore, the revenue in a particular quarter is not necessarily indicative of future revenue for a subsequent quarter or a full year.

	For the three months ended
	March 31	June 30	September 30	December 31
Year 2013
Net revenue	$19,557	$22,004	$22,363	$74,338
Gross margin	3,620	4,409	4,250	14,838
Net (loss) income from continuing operations (1)	(2,308)	(1,490)	(1,435)	5,066
Net (loss) income	$(2,336)	$(1,531)	$(1,436)	$5,069
Net (loss) income per share from continuing operations: (1)
Basic	$(0.35)	$(0.22)	$(0.22)	$0.76
Diluted	$(0.35)	$(0.22)	$(0.22)	$0.76
Net (loss) income per share:
Basic	$(0.35)	$(0.23)	$(0.22)	$0.76
Diluted	$(0.35)	$(0.23)	$(0.22)	$0.76
Year 2012 (1)
Net revenue	$17,510	$17,804	$17,260	$66,339
Gross margin	2,567	2,096	2,256	14,147
Net (loss) income from continuing operations	(2,163)	1,291	(1,999)	4,676
Net (loss) income (2)	$(2,121)	$1,609	$8,363	$6,056
Net (loss) income per share from continuing operations:
Basic	$(0.34)	$0.20	$(0.31)	$0.71
Diluted	$(0.34)	$0.20	$(0.31)	$0.71
Net (loss) income per share:
Basic	$(0.33)	$0.25	$1.29	$0.92
Diluted	$(0.33)	$0.25	$1.27	$0.92

(1) Certain amounts shown above that were previously reported have been adjusted for corrections of intra-period tax allocations.

(2) Included in net income for the three months ended June 30, 2012, is a gain of $4.0 million from the sale of the Company's Series C-1 preferred stock investment in CollabNet, Inc.

	For the three months ended
	March 31	June 30	September 30	December 31
Year 2013
Website:
Net revenue	$17,981	$18,254	$16,990	$62,684
Cost of revenue	14,839	15,155	14,377	52,087
Gross margin	$3,142	$3,099	$2,613	$10,597
Gross margin %	17.5%	17.0%	15.4%	16.9%

Wholesale:
Net revenue	$1,576	$3,750	$5,373	$11,654
Cost of revenue	1,098	2,440	3,736	7,413
Gross margin	$478	$1,310	$1,637	$4,241
Gross margin %	30.3%	34.9%	30.5%	36.4%

Year 2012
Website:
Net revenue	$16,728	$16,518	$15,872	$62,820
Cost of revenue	14,374	14,780	13,987	49,617
Gross margin	$2,354	$1,738	$1,885	$13,203
Gross margin %	14.1%	10.5%	11.9%	21.0%

Wholesale:
Net revenue	$782	$1,286	$1,388	$3,519
Cost of revenue	569	928	1,017	2,576
Gross margin	$213	$358	$371	$943
Gross margin %	27.2%	27.8%	26.7%	26.8%

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of December 31, 2013. Disclosure controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In conducting our evaluation, we concluded there is a material weakness in the operating effectiveness of our internal control over financial reporting described below relating to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the inventory purchase order accrual.

As a result of the foregoing, we have concluded that as of December 31, 2013 we did not maintain disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

(b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. In connection with the preparation of the Company's annual financial statements, management of the Company, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

There were control deficiencies identified related to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the inventory purchase order accrual that were, in the aggregate, determined to be a material weakness in internal control over financial reporting as of December 31, 2013.

As a result of the above-described material weakness, there was a misstatement identified related to accrued liabilities and cost of revenue. While this misstatement was not deemed material, there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective under the COSO 1992 Framework criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse audit report on the effectiveness of our internal controls over financial reporting as of December 31, 2013, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting and Remediation

As a result of management’s evaluation of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the inventory purchase order accrual.

Management had previously identified and disclosed a material weakness in internal control over financial reporting relating to the sufficiency of resources devoted to monitoring activities during the financial statement close process. Specifically, we did not previously maintain a sufficient complement of corporate accounting personnel necessary to consistently operate management review controls. The demand on the corporate accounting resources was, and continues to be, significant due to the manual nature of process level controls necessary to maintain effective control over our legacy system.

To remediate this material weakness, we undertook a process to determine the appropriate complement of corporate accounting personnel required to consistently execute process level controls, including management review controls. In addition, and to further enhance our internal controls, we hired a new Chief Financial Officer, Julie Pangelinan, who joined the Company on August 12, 2013. During 2013, the Company has been actively implementing additional internal control and process improvements including the following:

•	we increased the headcount of our corporate accounting team,

•	we continue to enhance management reviews of account reconciliations and journal entries that support financial reporting,

•	we continue to implement new procedures and controls around electronic spreadsheets,

•	we collaborated with our outside consultants to review, update and assess our internal control structure and related documentation, and

•	we hired an experienced internal auditor as of December 2, 2013, to lead our Sarbanes Oxley Internal Controls Compliance Program and internal audit department.

While we have made improvements to our internal controls, they have not eliminated our material weakness in the operating effectiveness of our internal controls over financial reporting relating to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the inventory purchase order accrual. Management believes we are further addressing those areas of weakness through the implementation of our new integrated enterprise resource planning system beginning in the first quarter of 2014.

Item 9B.  Other Information

Annual Meeting of Stockholders

The annual meeting of stockholders for 2014 is scheduled to be held on May 7, 2014.  Under our bylaws as currently in effect notices of stockholder proposals must be received no earlier than 120 days and no later than 90 days prior to the first anniversary the date of the 2013 annual meeting in order to be timely.  Accordingly, notices of stockholder proposals with respect to the 2014 annual meeting of stockholders must have been received no earlier than January 7, 2014, and no later than February 6, 2014, in order to be timely.

2013 Bonus Plan

On February 20, 2014 the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the Company’s 2013 Executive Bonus Plan (“the 2013 Bonus Plan”) and the amounts to be paid under the 2013 Bonus Plan to the Company’s executive officers for their service in the fiscal year ended December 31, 2013. A copy of the 2013 Bonus Plan appears as Exhibit 10.16 to this Report and is incorporated herein by reference.

The 2013 Bonus Plan provides for the payment of annual cash awards based on three independent components with the following weightings: revenue (32.5%), EBITDA (as defined in the 2013 Bonus Plan) (32.5%) and personal performance (35%). For the revenue and EBITDA components, the Company must achieve at least 90% of the Company’s budgeted performance for revenue and EBITDA, as applicable, for the 2013 fiscal year. If either the revenue or EBITDA component is met at between 90% and 100% of budget, the payout for that component would be 80% of target bonus. If either component is met at 100% or more of budget, the payout for that component would be 100% of target bonus. The personal performance component would be paid out based on the percent of personal goals accomplished by the individual. The Compensation Committee may in its discretion reduce any component of a bonus awarded to an individual.

For the fiscal year ended December 31, 2013, the Compensation Committee determined that the Company achieved 99% of the annual revenue budget, thus triggering an 80% payout under that component of the 2013 Bonus Plan. EBITDA was not achieved at more than 90% of budget and consequently no payout was owed based on that component. The target bonus, as a percentage of salary paid in 2013, available to each executive officer of the Company under the 2013 Bonus Plan are as follows: Kathryn McCarthy - 30%; Julie Pangelinan - 30%; Kirk Somers - 30%.

The Compensation Committee determined that each executive officer of the Company earned the following bonuses, as a percentage of salary paid in 2013, under the 2013 Bonus Plan for the fiscal year ended December 31, 2013: Kathryn McCarthy - 15%; Julie Pangelinan - 15%; Kirk Somers - 15%.

Short-Term Incentive Plan

The Compensation Committee adopted the Geeknet Short-Term Incentive Plan (the “STIP”) on February 20, 2014. The purpose of the STIP is to promote our pay-for-performance compensation philosophy by providing cash incentive awards to employees of the Company and its subsidiaries, including the Company’s executive officers. The STIP gives the Compensation Committee discretion to choose one or more appropriate performance measures by which to measure performance in any given performance period and to establish individual annual bonus opportunity levels. The performance measures are set at the beginning of each performance period, which are generally expected to relate to the Company’s fiscal year. Notwithstanding the foregoing, the Compensation Committee may award and pay cash incentive awards (including, without limitation, discretionary bonuses) to eligible employees, including executive officers, under the STIP based upon such other terms and conditions as the Compensation Committee may in its discretion determine. The material terms of the STIP are summarized below. A copy of the STIP appears as Exhibit 10.17 to this Report and is incorporated herein by reference.

Administration. The Compensation Committee will administer the STIP, although with respect to the establishment of award opportunities for and the determination of cash incentive awards payable to eligible employees who are not executive officers of the Company, the Compensation Committee may delegate its authority under the Plan to an executive officer of the Company. References herein to the Compensation Committee include any such designee. The Compensation Committee will have the authority to select eligible employees, establish individual annual bonus opportunity levels and determine the amount of any cash incentive awards consistent with the terms of the STIP, as it considers appropriate. The Compensation Committee may amend or terminate the STIP and has the authority to interpret all provisions of the STIP, to adopt, amend and rescind rules and regulations pertaining to the administration of the STIP and to make all other determinations necessary or advisable for the administration of the STIP. The STIP will remain in effect until terminated by the Compensation Committee.

Eligibility. Any employee (or groups of employees) of the Company or its subsidiaries, including an executive officer of the Company, as may be designated by the Compensation Committee from time to time is eligible to participate in the STIP for a given fiscal year of the Company or other performance period. With respect to employees who are not executive officers of the Company, the Compensation Committee shall consider the recommendations of the Chief Executive Officer when designating eligible employees.

Establishment of Performance Measures. Awards may be based on one or more of the following performance measures chosen by the Compensation Committee: revenues, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, earnings before taxes, net earnings, earnings per share and total shareholder return. In addition, the performance measures may include, alone or in combination with the performance measures listed above, any other measure of performance or discretionary bonuses as determined by the Compensation Committee. The Compensation Committee also selects the relevant performance periods, which may not exceed four consecutive fiscal quarters. The Compensation Committee may select different performance measures for different participants in any performance period. In addition to selecting the performance measures, the Compensation Committee will also establish the level of attainment required to earn a cash incentive award. The required level of attainment can be measured as an absolute amount or relative to other periods or to a designated peer group. The performance measure may be tied to performance achieved by the Company or any segment, subsidiary, operating company, division, unit, test strategy or new venture of the Company, or based on individual performance.

Determination of Cash Incentive Amounts. The target opportunity for each participant will be determined by the Compensation Committee at the beginning of the performance period. The target opportunity may be established as a set dollar amount or as a percentage of the participant’s compensation (typically based on a percentage of base salary). In addition, the Compensation Committee may establish an incentive pool and determine each participant’s award based on a ratio of the participant’s award to all awards earned under the STIP multiplied by the pool. At the end of the performance period, the Compensation Committee will certify levels of achievement of the performance measures and pay out any earned awards in the form of cash payments. The Compensation Committee has discretion to exclude the effects of extraordinary items, unusual or non-recurring events, changes in accounting principles or methods, realized investment gains or losses, discontinued operations, acquisitions, divestitures, material restructuring or impairment charges, uninsured losses for natural catastrophes and any other items the Compensation Committee determines is necessary to provide appropriate period-to-period comparisons.

New Plan Benefits. The STIP will be effective February 20, 2014. As a result, the first awards granted under the STIP will relate to the Company’s 2014 fiscal year. Amounts payable under the STIP for the 2014 fiscal year are not determinable because the performance measures and target opportunities have not yet been established by the Compensation Committee. For the 2014 fiscal year, the Compensation Committee has established the following target bonuses, as a percentage of salary, available to each executive officer of the Company under STIP: Kathryn McCarthy - 40%; Julie Pangelinan - 30%; Kirk Somers - 30%.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees And Executive Officers” in the Company’s 2014 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2014.

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

Item 11.  Executive Compensation

The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2014 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2014 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2014 .

The following table summarizes our equity compensation plans as of December 31, 2013, all of which have been approved by our stockholders:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	133,578	(1)(2)	$17.57	313,577
______________________

(1)	All options outstanding are under the Company’s 2007 Equity Incentive Plan.

(2)	Does not include 94,771 restricted stock units outstanding under the Company's 2007 Equity Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2014 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2014.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2014 Proxy Statement,  which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 7, 2014.

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
Julie Pangelinan
Chief Financial Officer

Date: February 26, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kathryn K. McCarthy and Julie Pangelinan, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn K. McCarthy	President, Chief Executive Officer and Chairperson of the Board of Directors	February 26, 2014
Kathryn K. McCarthy

/s/ Julie Pangelinan	Chief Financial Officer	February 26, 2014
Julie Pangelinan	(principal financial officer)

/s/ Matthew C. Blank	Director	February 24, 2014
Matthew C. Blank

/s/ Thomas Coughlin	Director	February 24, 2014
Thomas Coughlin

/s/ Matt Carey	Director	February 24, 2014
Matt Carey

/s/ Peter A. Georgescu	Director	February 24, 2014
Peter A. Georgescu

/s/ Sir Ronald Hampel	Director	February 24, 2014
Sir Ronald Hampel

/s/ Kenneth G. Langone	Director	February 24, 2014
Kenneth G. Langone

/s/ Frank A. Riddick, III	Director	February 24, 2014
Frank A. Riddick, III

/s/ Eric Semler	Director	February 24, 2014
Eric Semler

/s/ Derek Smith	Director	February 24, 2014
Derek Smith

/s/ Michael Solomon	Director	February 24, 2014
Michael Solomon

GEEKNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Expenses	Deductions	Discontinued from disposal of Media business	Balance End of Period
Allowance for doubtful accounts
Year Ended December 31, 2011	$—	$28	$(28)	$27	$27
Year Ended December 31, 2012	$27	$38	$(24)	$(27)	$14
Year Ended December 31, 2013	$14	$70	$(78)	$—	$6

Deferred tax valuation allowance
Year Ended December 31, 2011	$24,722	$—	$247	$—	$24,969
Year Ended December 31, 2012	$24,969	$—	$(7,024)	$—	$17,945
Year Ended December 31, 2013	$17,945	$—	$(7,913)	$—	$10,032

Exhibit Number		EXHIBIT INDEX

2	—
Asset Purchase Agreement between Geeknet, Inc., Dice Holdings, Inc., Dice Career Solutions, Inc, and eFinancialCareers Limited dated September 17, 2012 (incorporated by reference from Exhibit 2.1 of the Registrant's Current Report on From 8-K filed on September 18, 2012)

3.1	—	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on August 12, 2011 (Commission file number 000-28369)).

3.2	—	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on August 12, 2011 (Commission file number 000-28369)).

4.1	—	Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit of the Registrant's form S-1 and the amendment thereto (Commission registration no. 333-88687)).

10.1 ‡	—
Form of Indemnification Agreement between Geeknet, Inc. and each of its directors and officers (incorporated by reference from Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-K filed on November 8, 2013 (Commission file number 000-28369)).

10.2 ‡	—	2007 Equity Incentive Plan (incorporated by reference from Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on November 1, 2007 (Commission file number 000-28369)).

10.3 ‡	—	2007 Equity Incentive Plan Award Agreements (incorporated by reference from Exhibits 10.1 through 10.4 of the Registrant's Current Report on Form 8-K filed on December 31, 2007.

10.4 ‡	—
Amendments to the 2007 Equity Incentive Plan, dated May 16, 2012 (incorporated by reference from Appendix I of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 (Commission file number 000-28369)).

10.5 ‡	—
2012 Employee Stock Purchase Plan, dated May 16, 2012 (incorporated by reference from Appendix II of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 (Commission file number 000-28369)).

10.6 ‡	—
Employment Agreement, effective December 16, 2010, between Geeknet, Inc. and Kathryn McCarthy (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2010 (Commission file number 000-28369)).

10.7 ‡	—
Restricted Stock Award Agreement, dated December 30, 2010, between Geeknet, Inc. and Kathryn McCarthy (incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on January 3, 2011 (Commission file number 333-171522)).

10.8 ‡	—
Employment Agreement, effective March 1, 2013, between Geeknet, Inc. and Kirk L. Somers (incorporated by reference from Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed May 9, 2013 (Commission file number 000-28369)).

10.9 ‡	—
Employment Agreement, effective August 12, 2013, between Geeknet, Inc. and Julie Anne Pangelinan (incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 8, 2013 (Commission file number 000-28369)).

10.10 ‡	—
Employment Agreement, dated April 20, 2011, between Geeknet, Inc. and Carol DiBattiste (incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 6, 2011 (Commission file number 000-28369)).

10.11 ‡	—
Separation Agreement, dated August 20, 2012, between Geeknet, Inc. and Colon Washburn (incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 8, 2012 (Commission file number 000-28369)).

10.12 ‡	—
Amendment to Employment Agreement, dated May 14, 2012, between Geeknet, Inc. and Jeffrey Drobick (incorporated by reference from Appendix II of the Registrant's Definitive Proxy Statement on Schedule 14A filed March 30, 2012 (Commission file number 000-28369)).

10.13 ‡	—
Retention Letter Agreement, dated May 14, 2012, between Geeknet, Inc. and Jeffrey Drobick (incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 14, 2012 (Commission file number 000-28369)).

10.14 ‡	—
Separation Agreement, dated March 6, 2013, between Geeknet, Inc. and Ali R. Sorbi (incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 10-Q filed May 9, 2013 (Commission file number 000-28369)).

10.15	—
Office Lease Agreement, dated June 26, 2009, between ThinkGeek, Inc. and PS Business Parks, L.P. (incorporated by reference from Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369)).

10.16 ‡	—	2013 Executive Bonus Plan, dated February 20, 2014

10.17 ‡	—	Geeknet Short-Term Incentive Plan, dated February 20, 2014

20.1	—	Tender Offer Statement, dated June 17, 2013 (incorporated by reference from the Registrant's Schedule to Tender Offer on Form SC-TO-I filed June 17, 2013 (Commission file number 000-28369)).

21	—	List of Subsidiaries

23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (see signature page)

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
‡    Denotes a management contract or compensatory plan or arrangement.