Form 10-Q
period 2014-03-31
Geeknet, Inc
filed 2014-05-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended March 31, 2014			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,663,897 shares of Common Stock, $0.001 par value per share, outstanding as of May 2, 2014.

PART I

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$44,276	$53,084
Accounts receivable, net of allowance of $1 and $6 as of March 31, 2014 and December 31, 2013, respectively	4,676	9,719
Inventories, net	21,880	20,186
Prepaid expenses and other current assets	2,477	4,202
Total current assets	73,309	87,191
Property and equipment, net	2,152	2,465
Other long-term assets	50	50
Total assets	$75,511	$89,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,771	$10,250
Deferred revenue	2,358	2,828
Accrued and other liabilities	2,661	6,661
Total current liabilities	7,790	19,739
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,937 and 6,901 shares, as of March 31, 2014 and December 31, 2013, respectively; outstanding — 6,663 and 6,639 shares as of March 31, 2014 and December 31, 2013, respectively	7	7
Treasury stock	(3,679)	(3,479)
Additional paid-in capital	817,025	816,826
Accumulated other comprehensive income	16	16
Accumulated deficit	(745,648)	(743,403)
Total stockholders’ equity	67,721	69,967
Total liabilities and stockholders’ equity	$75,511	$89,706

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue	$22,691	$19,557
Cost of revenue	18,866	15,937
Gross margin	3,825	3,620
Operating expenses:
Sales and marketing	2,505	1,723
Technology and design	1,869	1,404
General and administrative	1,819	2,784
Total operating expenses	6,193	5,911
Loss from operations	(2,368)	(2,291)
Interest and other income (expense), net	123	(14)
Loss from continuing operations before income taxes	(2,245)	(2,305)
Income tax provision	—	3
Net loss from continuing operations	(2,245)	(2,308)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(28)
Net loss	$(2,245)	$(2,336)
Loss per share from continuing operations:
Basic and diluted	$(0.34)	$(0.35)
Loss per share from discontinued operations:
Basic and diluted	$—	$—
Net loss per share:
Basic and diluted	$(0.34)	$(0.35)
Shares used in per share calculations:
Basic and diluted	6,658	6,586

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities from continuing operations:
Net loss	$(2,245)	$(2,336)
Loss from discontinued operations, net of tax	—	28
Loss from continuing operations	(2,245)	(2,308)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	313	316
Stock-based compensation expense	180	657
Provision for bad debts	(5)	(3)
Inventory write-downs	18	85
Changes in assets and liabilities:
Accounts receivable	5,048	(187)
Inventories	(1,712)	1,440
Prepaid expenses and other assets	1,725	1,289
Accounts payable	(7,479)	(4,804)
Deferred revenue	(470)	(459)
Accrued and other liabilities	(4,000)	(1,969)
Other long-term liabilities	—	(14)
Net cash used in operating activities	(8,627)	(5,957)
Cash flows from investing activities:
Purchase of property and equipment	—	(11)
Net cash used in investing activities	—	(11)
Cash flows from financing activities:
Proceeds from issuance of common stock	19	112
Repurchase of stock	(200)	(421)
Net cash used in financing activities	(181)	(309)
Net change in cash and cash equivalents	(8,808)	(6,277)
Cash and cash equivalents, beginning of year	53,084	57,294
Cash and cash equivalents, end of period	$44,276	$51,017

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Overview

Geeknet, Inc. ("Geeknet") and its subsidiary, ThinkGeek, Inc. ("ThinkGeek," and together with Geeknet, the "Company"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website (the "website") and certain exclusive products to the Company's wholesale channel customers. ThinkGeek offers a broad range of unique products through its website that are typically not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek's audience on a regular basis. Some ThinkGeek products are custom made and developed by the Company's product development team ("GeekLabs"). The Company has several wholesale arrangements with brick-and-mortar retailers, located throughout the United States as well as internationally, that allows the Company to reach a broader consumer audience and expand its unique brand.

The Company has two operating segments: Website and Wholesale. The "Website" segment sells geek-themed retail products through the website, while the "Wholesale" segment sells primarily exclusive GeekLabs products to retailers and brick-and-mortar stores.
2.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2014 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2013.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The Company's financial position, results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for 2014. This is due in part to the seasonal nature of the business with a disproportionate amount of sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2013, included in the Company’s Form 10-K filed with the SEC.

For the three months ended March 31, 2014 and March 31, 2013, there was no activity in other comprehensive loss, therefore, comprehensive loss equaled net loss. As a result, a separate Statement of Comprehensive Loss is not included in the accompanying consolidated financial statements.

The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the three months ended March 31, 2013 in the Company's Consolidated Statement of Operations. The expenses primarily relate to post-transaction transition services provided by the Company.

Certain prior period amounts have been reclassified to conform to the current period's presentation. In the Consolidated Statements of Cash Flows at March 31, 2013, there was $1.0 million of accrued royalties included in Accounts payable that have been reclassified to Accrued and other liabilities.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Estimates include, but are not limited to, orders in transit at the end of the reporting period, provision for returns, inventory valuation, Geek Points accruals, stock-based compensation and income taxes. Actual results could differ from those estimates.

Net Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Net revenue for the Website segment is derived from the online sale of consumer goods. Website net revenue includes shipping and is presented net of returns and allowances, discounts and sales taxes. Net revenue for the Wholesale segment is derived primarily from the sale of certain exclusive products through the wholesale channel. Wholesale net revenue is presented net of discounts or allowances.

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, the Company considers its historical experience of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to eight business days. As of March 31, 2014 and December 31, 2013, $1.2 million and $1.6 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, Website revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at March 31, 2014 and December 31, 2013 relating to gift certificates was $1.2 million at each period.

The Company reserves an amount for estimated returns on website orders at the end of each reporting period. The Company gives website customers a 90-day right to return purchased products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at March 31, 2014 and December 31, 2013 were $0.1 million and $0.5 million, respectively.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued authoritative guidance to amend previous guidance for income taxes and requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013 and subsequent interim periods. The standard shall be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this standard, which became effective January 1, 2014, did not have an impact on the Company's results of operations or its financial position.

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Prepaid expenses and deposits for inventory	$2,394	$3,426
Other current assets (1)	83	776
Prepaid expenses and other current assets	$2,477	$4,202

(1) Other current assets at December 31, 2013, included a rebate receivable of approximately $0.5 million.

Property and equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Distribution equipment (useful life of 5 years)	$5,475	$5,475
Computer and office equipment (useful lives of 2 to 4 years)	377	377
Software (useful lives of 2 to 5 years)	237	237
Leasehold improvements (useful lives of lesser of estimated life or lease term)	214	214
Furniture and fixtures (useful lives of 2 to 4 years)	150	150
Total property and equipment	6,453	6,453
Less: Accumulated depreciation and amortization	(4,301)	(3,988)
Property and equipment, net	$2,152	$2,465

Depreciation expense for property and equipment was $0.3 million for each of the three months ended March 31, 2014 and March 31, 2013.

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued royalties	$1,071	$3,959
Accrued employee compensation and benefits	889	894
Accrued Geek Points(1)	495	561
Other accrued liabilities	206	1,247
Accrued and other liabilities	$2,661	$6,661

(1) Accrued Geek Points represents the cost of anticipated future redemptions.

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

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,276	$—	$—	$18,276

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$18,275	$—	$—	$18,275

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three months ended March 31, 2014 and March 31, 2013, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

Employee stock options and unvested restricted stock units granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013

Net loss from continuing operations	$(2,245)	$(2,308)
Loss from discontinued operations, net of tax	—	(28)
Net loss	$(2,245)	$(2,336)

Weighted average shares - basic and diluted	6,658	6,586

Loss per share from continuing operations:
Basic and diluted	$(0.34)	$(0.35)

Loss per share from discontinued operations:
Basic and diluted	$—	$—

Net loss per share:
Basic and diluted	$(0.34)	$(0.35)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Anti-dilutive securities:
Employee stock options	88	94
Unvested restricted stock units	27	131
Total	115	225

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans”.  The Equity Plans will continue to govern awards previously granted under each respective plan.  At March 31, 2014, 310,415 shares of common stock were available for issuance under the 2007 Plan.

Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock on the date of grant.  All vested stock options under the 2007 Plan may be exercised at any time within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest as determined by the Board of Directors.  The Company’s policy is to issue new shares upon exercise of options or vesting of Restricted Stock Units ("RSU") under the 2007 Plan.

Stock Options

The following table summarizes option activities from December 31, 2013 through March 31, 2014:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	133,578	$17.57
Granted	—	—
Exercised	(675)	$11.20
Canceled	(532)	$26.40
Outstanding as of March 31, 2014	132,371	$17.57	7.2	$43
Vested or expected to vest at March 31, 2014	122,120	$17.64	7.1	$43
Exercisable at March 31, 2014	89,416	$17.54	6.5	$42

The total intrinsic value of options exercised for the three months ended March 31, 2014 and March 31, 2013 was insignificant for both periods. There were no stock options granted during the three months ended March 31, 2014. The weighted average grant date fair value for the three months ended March 31, 2013 was $6.11. The total cash received from stock options exercised was negligible and $0.1 million for the three months ended March 31, 2014 and March 31, 2013. For the three months ended March 31, 2014 and March 31, 2013, no tax benefit was realized from exercised options.

The fair value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model.  The expected life was based on historical settlement patterns.  Expected volatility was based on historical implied volatility in the Company’s stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the weighted-average assumptions for stock options granted during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Expected life (years)	3.00
Risk-free interest rate	0.4%
Volatility	59%
Dividend yield	—

Restricted Stock

Restricted stock units granted to employees typically vest over a three year period. Restricted stock units granted to non-employee directors typically vest on the same day of the grant and represent compensation for serving on the Company's Board of Directors.  The following table summarizes restricted stock activities from December 31, 2013 through March 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	94,771	$17.91
Granted	5,091	$15.73
Restricted Stock Release	(34,065)	$22.12
Canceled	(1,397)	$16.05
Outstanding as of March 31, 2014	64,400	$15.55

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$21	$(154)

Sales and marketing	21	(77)
Technology and design	63	45
General and administrative	75	843
Included in operating expenses	159	811

Total stock-based compensation expense	$180	$657

As of March 31, 2014, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted Average Remaining Term (in years)
Stock Options	$251	2.0
Restricted Stock Units	$620	2.0

7.      Commitments and Contingencies

Legal Proceedings
The Company is involved from time to time, in claims, proceedings and litigation arising in the normal course of business.
On June 10, 2013, the Company was served with a complaint filed by UbiComm LLC in U.S. District Court, for the District of Delaware, alleging infringement of U.S. Patent Number 5,603,054. On September 3, 2013, the Company filed a Motion to Dismiss the Complaint, which was granted on November 15, 2013. On the same day, Ubicomm appealed the dismissal. Subsequently, two reexamination proceedings were filed seeking to invalidate the patent at issue and the parties agreed to stay the matter pending the U.S. Supreme Court decision in Alice Corp v. CLS Bank. Ubicomm claims that their patent covers a method of triggering an email reminder when a shopper abandons their shopping cart on the website. Ubicomm is seeking damages as well as interest, expenses, costs and an accounting of all allegedly infringing acts. The Company believes the complaint to be without merit. Because of the early stage of this proceeding and lack of specific damages claims, we cannot predict the ultimate impact (if any) that this matter may have on our business, results of operations, financial position or cash flows.
The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.
8.  Segment and Geographic Information

The Company has two operating segments: Website and Wholesale. The Website segment sells geek-themed retail products to technology enthusiasts and general consumers through the website. The Wholesale segment, which primarily sells exclusive GeekLabs products to retailers and brick-and-mortar stores, has higher gross margins because the products it sells generally have higher product margins.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies included in the Company’s 2013 Form 10-K. The majority of costs are specifically identifiable to each segment. However, where costs are not specifically identifiable, they are allocated based on the ratio of segment product costs to total product costs. The Company's chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. The Company's accounts receivables are primarily related to the Wholesale segment. Other than inventory, the Company's assets and liabilities are not allocated or reviewed by the chief decision-making group on a segment basis. Beginning in the first quarter of 2014, the Company began identifying inventory that was 100% dedicated to the Wholesale segment. This amount was approximately $3.1 million as of March 31, 2014. The remaining inventory balance of approximately $18.8 million was primarily related to Website.

(in thousands)	Website	Wholesale	Total Company
Three Months Ended March 31, 2014
Net revenue	$17,879	$4,812	$22,691
Cost of revenue	15,622	3,244	18,866
Gross margin	$2,257	$1,568	$3,825
Gross margin %	12.6%	32.6%	16.9%

Three Months Ended March 31, 2013
Net revenue	$17,981	$1,576	$19,557
Cost of revenue	14,839	1,098	15,937
Gross margin	$3,142	$478	$3,620
Gross margin %	17.5%	30.3%	18.5%

Revenue for international orders was $4.7 million and $4.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “may,” “could,” “believe,” “intend,” “anticipate,” “potential,” “future,” “expect,” and variations of such words and similar expressions, to identify such forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results may differ materially from those expressed or implied in such forward-looking statements, which include, but are not limited to, statements regarding: our expectations and beliefs regarding future revenue growth; sources of revenue; wholesale arrangements; financial performance and results of operations; management's strategy, plans and objectives for future operations and product offerings; our intent to continue to invest in establishing our brand identity; improving product safety and quality assurance testing, improving website user experience and functionality; upgrading technology, infrastructure, support systems and integrated enterprise resource planning system; investing in human resources; development of product offerings, including acquisition of related licenses; expansion and diversification of our sales and marketing programs; optimization of manufacture and supplier relationships; liquidity and capital resources; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risk, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, then these and other various factors, including those set forth in the Risk Factors contained in Part II., Item 1A "Risk Factors" and elsewhere in our Annual Report on Form 10-K ("Form 10-K"), could cause our actual results to differ significantly from past results and from management’s expectations. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

Geeknet, Inc. ("Geeknet") and its subsidiary, ThinkGeek, Inc. ("ThinkGeek," and together with Geeknet, "we" or the "Company"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through our ThinkGeek.com website (the "website") and certain exclusive products to our wholesale customers. We offer a broad range of unique products through our website that are typically not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis and sell our own innovative GeekLabs products developed in-house. We have several wholesale arrangements with brick-and-mortar retailers, located throughout the United States as well as internationally, that allow us to reach a broader consumer audience and expand our brand awareness.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the calendar year-end holiday shopping season. In the past several years, a substantial portion of our revenue has occurred in the fourth quarter, which begins on October 1 and ends on December 31. As is typical in the retail industry, we generally experience lower monthly revenue during the first nine months of the year.

Our business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our exclusive GeekLabs products, to manage gross margin dollars at the product level, to increase traffic to our website and customer conversion, and to efficiently deliver goods to our customers.

Our marketing strategy is focused on acquiring new customers efficiently and building brand loyalty with existing customers to encourage repeat purchases. We market to prospective and current customers through all core online marketing channels: email, paid search, affiliate marketing, online display advertising, and social media. Our promotional strategy is focused on providing a range of special offers and sales designed to maximize profitable incremental sales using tried-and-true direct marketing techniques. These offers are programmed around specific themes, including product launches and holidays. We also utilize social networking platforms such as Facebook, Twitter, Pinterest, Google+,YouTube, Instagram, Wanelo and Vine to communicate with customers, increase brand awareness and generate interest in our new product launches.

We currently use the following key metrics to measure our sales derived from our website:

	Three Months Ended March 31,
	2014	2013
Unique visitors (in thousands) (1)	18,804	21,139
Conversion rate	1.69%	1.61%

Number of orders shipped (in thousands) (2)	318	341
Average order value shipped (3)	$56	$53

(1)
Unique visitors is the total of unique visitors for the website during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our website to help us determine the effectiveness of our marketing efforts.

(2)	The number of orders shipped represents all orders associated with the amount of revenue recognized for ThinkGeek for the period presented, excluding wholesale revenue.

(3)
Average order value shipped is calculated by the total sales for orders shipped divided by the number of orders, excluding wholesale orders. Average order value shipped can vary depending on, but not limited to, seasonality, promotions, the competitive environment and economic conditions. Average order value shipped has previously been shown including wholesale orders. Due to the increase in our wholesale revenues, we determined showing these amounts excluding wholesale orders will provide a more comparable basis. As such, average order value shipped has been adjusted in all periods shown to reflect this change.

In addition to our website sales, we also had sales through our wholesale channel of $4.8 million and $1.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively. These wholesale revenues primarily consisted of sales of certain unique licensed ThinkGeek products.

Critical Accounting Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include orders in transit, provision for returns, inventory valuation, Geek Points accruals, stock-based compensation and income taxes.

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

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, we consider our historical experience of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to eight business days. As of March 31, 2014 and December 31, 2013, $1.2 million and $1.6 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

We reserve an amount for estimated returns on website orders at the end of each reporting period. We give website customers a 90-day right to return purchased products. These estimates are based on historical patterns and trends of customer returns. Reserves for returns at March 31, 2014 and December 31, 2013 were $0.1 million and $0.5 million, respectively.

Inventory Valuation
Inventories consist primarily of finished goods that are valued at the lower of cost, using the weighted average cost method, or market.

Geek Points Accruals

We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends. The cost of the redemptions is included in Cost of revenue on the Company's Consolidated Statements of Operations.

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

	Three Months Ended March 31,
	2014	2013
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	83.1%	81.5%
Gross margin	16.9%	18.5%
Operating expenses:
Sales and marketing	11.0%	8.8%
Technology and design	8.2%	7.2%
General and administrative	8.0%	14.2%
Total operating expenses	27.2%	30.2%
Loss from operations	(10.3)%	(11.7)%
Interest and other income (expense), net	0.5%	(0.1)%
Loss from continuing operations before income taxes	(9.8)%	(11.8)%
Income tax provision	—%	—%
Net loss from continuing operations	(9.8)%	(11.8)%
Loss from discontinued operations, net of tax	—%	(0.1)%
Net loss	(9.8)%	(11.9)%

Net Revenue

Net revenue is derived from the online sale of consumer goods through our Website segment, and through our Wholesale segment. Website net revenue includes shipping and is presented net of returns and allowances, discounts and sales taxes. Wholesale net revenue is presented net of discounts or allowances. We sell and ship our products domestically and internationally.

	Three Months Ended March 31,
	2014	2013	% Change
($ in thousands)
Website revenue	$17,879	$17,981	(1)%
Wholesale revenue	4,812	1,576	205%
Net revenue	$22,691	$19,557	16%

Net revenue increased $3.1 million during the three months ended March 31, 2014 as compared to the prior period. This was due to an increase of $3.2 million in revenue through our Wholesale channel that more than offset the slight decline in Website revenue.
Website
Website revenue declined slightly during the three months ended March 31, 2014 as compared to the prior period. Although the average order value for shipped orders from the website increased from $53 to $56 and conversion increased to 1.69% from 1.61%, the number of daily unique visitors decreased from 21.1 million to 18.8 million during the three months ended March 31, 2014 as compared to the prior period.
Website revenue for international orders was $3.9 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.
Wholesale
Wholesale revenue increased $3.2 million during the three months ended March 31, 2014 as compared to the prior period. This increase is the result of strengthened relationships with our existing clients and acquiring new clients who have particular interest in certain unique licensed ThinkGeek products. We have wholesale arrangements with several large retailers in the toy, gaming and pop culture markets that have many brick-and-mortar locations throughout the United States and internationally. Some of our current wholesale clients are Barnes & Noble, Books-A-Million, f.y.e., Hot Topic, Meijer, Target, Toys "R" Us, and Walmart. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing agreements.
Wholesale revenue for international orders was $0.8 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended March 31,
	2014	2013	% Change
($ in thousands)
Cost of revenue
Website cost of revenue	$15,622	$14,839	5.3%
Wholesale cost of revenue	3,244	1,098	195.4%
Total cost of revenue	$18,866	$15,937	18.4%

Gross margin
Total gross margin	$3,825	$3,620	5.7%
Total gross margin %	16.9%	18.5%
Website gross margin %	12.6%	17.5%
Wholesale gross margin %	32.6%	30.3%

Gross margin as a percentage of revenue for the three months ended March 31, 2014 decreased by approximately two percentage points from the three months ended March 31, 2013. This decrease is primarily driven by higher product and shipping costs, unfavorable product mix, an increase in post-holiday promotions, as well as higher royalty fees.

We are continually analyzing gross margins by product and category levels to ensure that product mix and product costs are in line with our gross margin expectations. We work to manage gross margins through negotiations with our vendors to reduce costs related to our products, materials and in-bound shipping.

Website
Gross margin as a percentage of revenue for Website decreased by approximately five percentage points when comparing the three months ended March 31, 2014 to March 31, 2013. This decrease is primarily due to higher product and shipping costs, unfavorable product mix, and higher royalty fees as percentages of revenue.

Website cost of revenues increased $0.8 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 primarily due to an increase in product costs of $0.9 million, an increase in shipping costs of $0.2 million, and an increase in royalty fees of $0.2 million. These costs were partially offset by cost savings of approximately $0.2 million related to severance that occurred in the prior year period that did not recur in the current period as well as cost savings of approximately $0.2 million in packaging and fulfillment related costs.

Wholesale

Gross margin as a percentage of revenue for Wholesale increased by approximately two percentage points when comparing the three months ended March 31, 2014 to March 31, 2013. This increase is primarily due to lower product costs and lower royalty fees as percentages of revenue, partially offset by higher packaging and fulfillment costs as percentages of revenue. Wholesale product costs are lower as a percentage of revenue because we primarily sell GeekLabs products through our wholesale channel which generally have higher product margins.

Wholesale cost of revenues increased $2.1 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 primarily due to an increase in product sales which, in turn, drove an increase in product costs of $1.2 million, an increase in royalty fees of $0.5 million, and an increase in packaging and fulfillment costs of $0.4 million. Product and packaging and fulfillment costs increased as a result of higher sales to our wholesale clients in the current year period compared to the prior year period. Royalty payments to our third-party licensors increased primarily as a result of higher sales of licensed products through our wholesale channel.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended March 31,
	2014	2013	% Change
($ in thousands)
Sales and marketing	$2,505	$1,723	45%
Percentage of total net revenue	11%	9%

Sales and marketing expenses increased $0.8 million for the three months ended March 31, 2014 as compared to the same prior year period primarily due to an increase of $0.8 million in marketing expenses related to market research, affiliate partnerships, paid search and online display advertising. We have been implementing new programs and building upon existing marketing programs to increase brand awareness and attract more visitors to our website.

Technology and Design Expenses

Technology and design expenses consist of personnel and related overhead expenses for GeekLabs and developers that design and create new products to sell on our website. It also includes personnel and related overhead and technology expenses for our engineering group that work to continually improve website design, functionality and capacity.  We expense all of our technology and design costs as they are incurred.

	Three Months Ended March 31,
	2014	2013	% Change
($ in thousands)
Technology and design	$1,869	$1,404	33%
Percentage of total net revenue	8%	7%

Technology and design expenses increased $0.5 million for the three months ended March 31, 2014 as compared to the same prior year period. This is primarily due to an increase of approximately $0.2 million in personnel and related overhead expenses, and higher costs of approximately $0.2 million related to the beginning phase of our enterprise resource planning (ERP) system implementation. Implementation costs include consultants, other resources, and subscriptions fees.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended March 31,
	2014	2013	% Change
($ in thousands)
General and administrative	$1,819	$2,784	(35)%
Percentage of total net revenue	8%	14%

General and administrative expenses decreased $1.0 million during the three months ended March 31, 2014 as compared to the same prior year period due to a decrease of $0.8 million in stock-based compensation and a decrease of $0.2 million in severance related expenses. Stock-based compensation and severance related expenses are lower due to the departure of key senior management in the prior year.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
($ in thousands)
Net cash used in:
Operating activities	$(8,627)	$(5,957)
Investing activities	—	(11)
Financing activities	(181)	(309)
Net change in cash and cash equivalents	$(8,808)	$(6,277)

Operating Activities

Net cash used in operating activities increased $2.7 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This was primarily due to a higher use of cash to fund changes in operating assets and liabilities of approximately $2.2 million, and an increase of approximately $0.5 million in our loss from operations, as adjusted for non-cash items.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was primarily for office and computer equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2014 included $0.2 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by cash provided by the issuance of common stock from stock option exercises.

Cash used in financing activities for the three months ended March 31, 2013 included $0.4 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock, partially offset by $0.1 million cash provided by the issuance of common stock from stock option exercises.

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

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. If utilized, the applicable interest rate for the credit facility would be 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2013, and the facility now expires October 15, 2014. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of March 31, 2014, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

We expect to devote capital resources to continue:

•	investing in marketing programs to expand our brand awareness;

•	investing in engineering and infrastructure that will provide us with opportunities and capabilities to support future growth;

•	improving website user experience and functionality;

•	developing unique exclusive GeekLabs products;

•	investing and improving product safety and quality assurance testing;

•	investing in human resources and leadership;

•	investing in capital projects that support our distribution and related support systems;

•	optimizing supplier and manufacturer relationships; and

•	investing in other general corporate activities.

Financial Risk Management

We currently face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Recent Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of March 31, 2014. Disclosure controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A. of our Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 26, 2014. Specifically, there were control deficiencies identified related to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the accrual for goods received but not yet invoiced.

We have made progress remediating the material weaknesses identified in our Form 10-K for the year ended December 31, 2013 which is described in the next section. Notwithstanding the material weaknesses described in Item 9A of the 2013 Form 10-K, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

b) Changes in Internal Control over Financial Reporting

Except as identified below, there has been no change to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the three months ended March 31, 2014, we undertook the following to improve our internal controls:

•	Completed detailed monthly reviews of all high value goods received without a corresponding invoice to confirm the accuracy of the recorded accrual for goods received but not yet invoiced.

•
Implemented Phase One of our integrated ERP system, NetSuite Financials, which includes the core general ledger, accounts payable, accounts receivable and fixed assets modules. This is providing us with improved visibility into transactions including our accounts payable and receivable; improved sales order approval processes to generate wholesale billing; and direct linkage to our Adaptive budgeting application to improve our periodic budget to actual analyses.

•
Began implementation of Phase Two of the NetSuite ERP integrated inventory application including development of the integration layers between both our website order system and our third party warehouse inventory system and testing for our purchase order creation and tracking process.

PART II
Item 1. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings.  The disclosure under the caption "Legal Proceedings" in Part I. Item 1. Note 7. Commitments and Contingencies is incorporated by reference into this Item 1.
Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, current and prospective investors in Geeknet securities should carefully consider the risks discussed under Item 1A, “Risk Factors” and elsewhere in our 2013 Form 10-K before making an investment decision. There have been no material changes in the risk factors discussed in our 2013 Form 10-K. In addition, these risks are not the only ones facing our company. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2014 to January 31, 2014	9,657	$18.40
February 1, 2014 to February 28, 2014	78	$16.03
March 1, 2014 to March 31, 2014	1,520	$14.04
Total	11,255

(1) All shares were repurchased from employees to satisfy tax withholding obligations from restricted stock vestings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 5, 2014, we entered into the First Amendment to Lease Agreement (“Lease Amendment”) with PS Business Parks, L.P. (“Landlord”) for Geeknet’s headquarters at 11216 Waples Mill Road, Fairfax, VA.  Under the Lease Amendment, we increased the amount of office space leased by 3,208 square feet for a total 20,907 square feet, and the term has been extended through August 31, 2019.  We will have the right, with prior notice to Landlord, to further extend the term by another five years following the expiration of the Lease Amendment.

Under the Lease Amendment, the per square foot price decreases from $1.75 to $1.60 or approximately 9%. As such, the monthly rent for the total premises is approximately $33,000, with the rent increasing approximately 3% on September 1st of each year.  Additionally, the Landlord will give us a rent abatement of approximately $67,000 and also provide us with an allowance for construction on the premises valued at approximately $281,000.

The foregoing description of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the Lease Amendment, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

10.1	First Amendment to Lease Agreement, dated May 5, 2014, between GeekNet, Inc. and PS Business Parks L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
President, Chief Executive Officer

By:	/s/ Julie Pangelinan
Julie Pangelinan
Executive Vice President, Chief Financial Officer

Date: May 8, 2014