Form 10-Q
period 2014-06-30
Geeknet, Inc
filed 2014-08-01
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended June 30, 2014			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,714,877 shares of Common Stock, $0.001 par value per share, outstanding as of July 26, 2014.

PART I

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$45,277	$53,084
Accounts receivable, net of allowance of $1 and $6 as of June 30, 2014 and December 31, 2013, respectively	4,074	9,719
Inventories, net	17,738	20,186
Prepaid expenses and other current assets	3,708	4,202
Total current assets	70,797	87,191
Property and equipment, net	1,952	2,465
Other long-term assets	84	50
Total assets	$72,833	$89,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,441	$10,250
Deferred revenue	1,842	2,828
Accrued and other liabilities	3,224	6,661
Total current liabilities	8,507	19,739
Other long-term liabilities	14	—
Total liabilities	8,521	19,739
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 6,997 and 6,901 shares, as of June 30, 2014 and December 31, 2013, respectively; outstanding — 6,714 and 6,639 shares as of June 30, 2014 and December 31, 2013, respectively	7	7
Treasury stock	(3,818)	(3,479)
Additional paid-in capital	817,904	816,826
Accumulated other comprehensive income	16	16
Accumulated deficit	(749,797)	(743,403)
Total stockholders’ equity	64,312	69,967
Total liabilities and stockholders’ equity	$72,833	$89,706

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$23,395	$22,004	$46,086	$41,561
Cost of revenue	19,935	17,595	38,801	33,532
Gross margin	3,460	4,409	7,285	8,029
Operating expenses:
Sales and marketing	2,991	1,919	5,496	3,642
Technology and design	2,071	1,494	3,940	2,898
General and administrative	2,613	2,473	4,432	5,257
Total operating expenses	7,675	5,886	13,868	11,797
Loss from operations	(4,215)	(1,477)	(6,583)	(3,768)
Interest and other income (expense), net	66	(13)	189	(27)
Loss from continuing operations before income taxes	(4,149)	(1,490)	(6,394)	(3,795)
Income tax provision	—	—	—	3
Net loss from continuing operations	(4,149)	(1,490)	(6,394)	(3,798)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(41)	—	(69)
Net loss	$(4,149)	$(1,531)	$(6,394)	$(3,867)
Loss per share from continuing operations:
Basic and diluted	$(0.62)	$(0.22)	$(0.96)	$(0.57)
Loss per share from discontinued operations:
Basic and diluted	$—	$(0.01)	$—	$(0.01)
Net loss per share:
Basic and diluted	$(0.62)	$(0.23)	$(0.96)	$(0.58)
Shares used in per share calculations:
Basic and diluted	6,694	6,638	6,676	6,612

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities from continuing operations:
Net loss	$(6,394)	$(3,867)
Loss from discontinued operations, net of tax	—	69
Loss from continuing operations	(6,394)	(3,798)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	620	630
Stock-based compensation expense	1,055	1,464
Provision for bad debts	(5)	(3)
Provision for inventory write-downs	66	427
Loss on disposal of assets, net	—	2
Changes in assets and liabilities:
Accounts receivable	5,650	(1,897)
Inventories	2,382	1,960
Prepaid expenses and other assets	460	(359)
Accounts payable	(6,809)	(5,868)
Deferred revenue	(986)	(262)
Accrued and other liabilities	(3,437)	(1,613)
Other long-term liabilities	14	(15)
Net cash used in operating activities	(7,384)	(9,332)
Cash flows from investing activities:
Purchase of property and equipment	(103)	(5)
Net cash used in investing activities	(103)	(5)
Cash flows from financing activities:
Proceeds from issuance of common stock	19	272
Repurchase of stock	(339)	(534)
Net cash used in financing activities	(320)	(262)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(41)
Net cash used in discontinued operations	—	(41)
Net change in cash and cash equivalents	(7,807)	(9,640)
Cash and cash equivalents, beginning of year	53,084	57,294
Cash and cash equivalents, end of period	$45,277	$47,654

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Overview

Geeknet, Inc. ("Geeknet") and its subsidiary, ThinkGeek, Inc. ("ThinkGeek," and together with Geeknet, the "Company"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website (the "website") and certain exclusive products to the Company's wholesale customers. Since 1999, ThinkGeek has been creating a world where everyone can embrace their inner geek, express their passions and connect with one another. ThinkGeek offers a broad range of unique products through its website that are often not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek's audience on a regular basis. Some ThinkGeek products are custom made and developed by the Company's in-house product development team ("GeekLabs"). The Company has several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally, that allow the Company to reach a broader consumer audience and expand its brand awareness.

The Company has two operating segments: Website and Wholesale. The "Website" segment sells geek-themed retail products through the website, while the "Wholesale" segment sells primarily exclusive GeekLabs products to retailers and brick-and-mortar stores.

2.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2014 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2013.

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

For the three and six months ended June 30, 2014 and June 30, 2013, there was no activity in other comprehensive loss, therefore, comprehensive loss equaled net loss. As a result, a separate Statement of Comprehensive Loss is not included in the accompanying consolidated financial statements.

The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the three and six months ended June 30, 2013 in the Company's Consolidated Statements of Operations. The expenses primarily relate to post-transaction transition services provided by the Company.

Certain prior period amounts have been reclassified to conform to the current period's presentation. In the Consolidated Statements of Cash Flows at June 30, 2013, there was $0.4 million of accrued royalties included in Accounts payable that have been reclassified to Accrued and other liabilities.

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

Net Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Net revenue for the Website segment is derived from the online sale of consumer goods. Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts and sales taxes. Net revenue for the Wholesale segment is derived primarily from the sale of certain exclusive products through the wholesale channel. Wholesale net revenue is presented net of discounts and allowances.

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. Estimates are used to determine which orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, the Company considers its historical experience of shipping transit times for domestic and international orders. On average, shipping transit times are approximately one to eight business days. As of June 30, 2014 and December 31, 2013, $0.6 million and $1.6 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, Website revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at June 30, 2014 and December 31, 2013 relating to gift certificates was $1.2 million at each period.

The Company reserves an amount for estimated returns on website orders at the end of each reporting period. The Company gives website customers a 90-day right to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at June 30, 2014 and December 31, 2013 were $0.1 million and $0.5 million, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued authoritative guidance, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Prepaid expenses and deposits for inventory	$3,579	$3,426
Other current assets (1)	129	776
Prepaid expenses and other current assets	$3,708	$4,202

(1) Other current assets at December 31, 2013, included a rebate receivable of approximately $0.5 million.

Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Distribution equipment (useful lives of lesser of 7 years or contract term)	$5,475	$5,475
Computer and office equipment (useful lives of 3 to 5 years)	375	377
Software, including internal-use software (useful lives of 3 years)	344	237
Leasehold improvements (useful lives of lesser of estimated life or lease term)	214	214
Furniture and fixtures (useful lives of 5 years)	150	150
Total property and equipment	6,558	6,453
Less: Accumulated depreciation and amortization	(4,606)	(3,988)
Property and equipment, net	$1,952	$2,465

Included in Software for the six months ended June 30, 2014 is approximately $0.1 million of capitalized costs associated with internal-use software developed as part of implementing a new enterprise resource planning (ERP) system. Depreciation and amortization expense for property and equipment was $0.3 million for each of the three months ended June 30, 2014 and June 30, 2013, and $0.6 million for each of the six months ended June 30, 2014 and June 30, 2013.

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued royalties	$1,313	$3,959
Accrued employee compensation and benefits	1,072	894
Accrued Geek Points(1)	480	561
Other accrued liabilities	359	1,247
Accrued and other liabilities	$3,224	$6,661

(1) Accrued Geek Points represents the cost of anticipated future redemptions for awards earned as of the end of the respective periods.

4.     Fair Value Measurements

The Company holds certain of its cash and cash equivalents in money market funds, asset-backed securities and commercial paper. The Company measures the fair value of money market funds using quoted prices in active markets for identical assets or liabilities. The Company measures the fair value of the asset-backed securities and the commercial paper based on other significant observable inputs available at the measurement date. The following table summarizes, by major security type, the Company's cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2014	December 31, 2013
Level 1 Securities:
Money market fund deposits	$12,868	$18,275
Level 2 Securities:
Asset-backed securities	4,208	—
Commercial paper	1,200	—
Total	$18,276	$18,275

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three and six months ended June 30, 2014 and June 30, 2013, the Company excluded all stock options and restricted stock units from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss from continuing operations	$(4,149)	$(1,490)	$(6,394)	$(3,798)
Loss from discontinued operations, net of tax	—	(41)	—	(69)
Net loss	$(4,149)	$(1,531)	$(6,394)	$(3,867)

Weighted average shares - basic and diluted	6,694	6,638	6,676	6,612

Loss per share from continuing operations:
Basic and diluted	$(0.62)	$(0.22)	$(0.96)	$(0.57)

Loss per share from discontinued operations:
Basic and diluted	$—	$(0.01)	$—	$(0.01)

Net loss per share:
Basic and diluted	$(0.62)	$(0.23)	$(0.96)	$(0.58)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive securities:
Employee stock options	113	113	88	132
Unvested restricted stock units	26	52	24	35
Total	139	165	112	167

6.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans.”  The Equity Plans will continue to govern awards previously granted under each respective plan.  At June 30, 2014, 238,389 shares of common stock were available for issuance under the 2007 Plan.

Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock on the date of grant.  All vested stock options under the 2007 Plan may be exercised at the earlier of within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest as determined by the Board of Directors.  The Company’s policy is to issue new shares upon exercise of options or vesting of Restricted Stock Units ("RSUs") under the 2007 Plan.

Stock Options

The following table summarizes option activities from December 31, 2013 through June 30, 2014:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	133,578	$17.57
Granted	2,268	$13.78
Exercised	(675)	$11.20
Canceled	(4,876)	$17.14
Outstanding as of June 30, 2014	130,295	$17.56	6.8	$12
Vested or expected to vest at June 30, 2014	122,257	$17.63	6.7	$12
Exercisable at June 30, 2014	93,704	$17.60	6.1	$12

The total intrinsic value of options exercised for the three and six months ended June 30, 2014 and June 30, 2013 was insignificant for all periods. The weighted average grant date fair value for the three and six months ended June 30, 2014 was $4.70, respectively. The weighted average grant date fair value for the three and six months ended June 30, 2013 was $5.40 and $5.94, respectively. The total cash received from stock options exercised was insignificant for the three and six months ended June 30, 2014. The total cash received from stock options exercised was $0.2 million and $0.3 million for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014 and June 30, 2013, no tax benefit was realized from exercised options.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (years)	3.00	3.00	3.00	3.00
Risk-free interest rate	0.8%	0.7%	0.8%	0.5%
Volatility	50%	58%	50%	59%
Dividend yield	—	—	—	—

Restricted Stock

RSUs granted to employees typically vest over a three year period. RSUs granted to non-employee directors typically vest on the same day of the grant and represent compensation for serving on the Company's Board of Directors. The following table summarizes restricted stock activities from December 31, 2013 through June 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	94,771	$17.91
Granted	83,559	$14.09
Restricted Stock Release	(94,750)	$17.26
Canceled	(5,763)	$15.43
Outstanding as of June 30, 2014	77,817	$14.78

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$19	$34	$40	$(120)

Sales and marketing	22	9	43	(68)
Technology and design	47	48	110	93
General and administrative	787	716	862	1,559
Included in operating expenses	856	773	1,015	1,584

Total stock-based compensation expense	$875	$807	$1,055	$1,464

The stock-based compensation expense is net of insignificant amounts capitalized to internal-use software for the three and six months ended June 30, 2014.

As of June 30, 2014, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted-Average Remaining Term (in years)
Stock Options	$204	1.8
Restricted Stock Units	$754	2.3

7.      Commitments and Contingencies

Legal Proceedings
The Company is involved from time to time, in claims, proceedings and litigation arising in the normal course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.
On June 10, 2013, the Company was served with a complaint filed by UbiComm LLC in U.S. District Court, for the District of Delaware, alleging infringement of U.S. Patent Number 5,603,054 ("Patent '054"). On September 3, 2013, the Company filed a Motion to Dismiss the Complaint, which was granted on November 15, 2013. On the same day, Ubicomm appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court"). Subsequently, the parties agreed to stay the matter pending the U.S. Supreme Court decision in Alice Corp v. CLS Bank which related to Patent '054. Following the Supreme Court’s CLS Bank decision on June 19, 2014, UbiComm decided to withdraw the appeal. The parties entered into a Joint Motion to Dismiss the appeal on July 23, 2014, and the Appeals Court granted the motion to dismiss on July 31, 2014.
8.  Segment and Geographic Information

The Company has two operating segments: Website and Wholesale. The Website segment sells geek-themed retail products to technology enthusiasts and general consumers through the website. The Wholesale segment has higher gross margins, as it primarily sells exclusive higher margin GeekLabs products to retailers and brick-and-mortar stores.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies included in the Company’s 2013 Form 10-K. The majority of costs are specifically identifiable to each segment. However, where costs are not specifically identifiable, they are allocated based on the ratio of segment product costs to total product costs. The Company's chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. The Company's accounts receivables are primarily related to the Wholesale segment. Other than inventory, the Company's assets and liabilities are not allocated or reviewed by the chief decision-making group on a segment basis. Beginning in the first quarter of 2014, the Company began identifying inventory that was dedicated exclusively to the Wholesale segment. This amount was approximately $2.5 million as of June 30, 2014. The remaining inventory balance of approximately $15.2 million was primarily related to Website.

(in thousands)	Website	Wholesale	Total
Three Months Ended June 30, 2014
Net revenue	$17,833	$5,562	$23,395
Cost of revenue	16,116	3,819	19,935
Gross margin	$1,717	$1,743	$3,460
Gross margin %	9.6%	31.3%	14.8%

Three Months Ended June 30, 2013
Net revenue	$18,254	$3,750	$22,004
Cost of revenue	15,155	2,440	17,595
Gross margin	$3,099	$1,310	$4,409
Gross margin %	17.0%	34.9%	20.0%

Six Months Ended June 30, 2014
Net revenue	$35,712	$10,374	$46,086
Cost of revenue	31,738	7,063	38,801
Gross margin	$3,974	$3,311	$7,285
Gross margin %	11.1%	31.9%	15.8%

Six Months Ended June 30, 2013
Net revenue	$36,235	$5,326	$41,561
Cost of revenue	29,994	3,538	33,532
Gross margin	$6,241	$1,788	$8,029
Gross margin %	17.2%	33.6%	19.3%

Net revenue derived from international orders was $5.6 million and $4.5 million, and $10.3 million and $8.9 million, for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

9.  Subsequent Events

On July 31, 2014, the Company entered into an Asset Purchase Agreement with Treehouse Brand Stores, LLC (“Treehouse”) to purchase substantially all of the assets and liabilities of Treehouse.  The purchase was effective as of August 1, 2014.  Total initial consideration was $1.5 million in cash. Additional earn-out payments of up to $0.8 million and $1.3 million will be paid to the seller in 2014 and 2015, respectively, upon the achievement of certain specified performance metrics. In addition, $0.5 million of RSUs and stock options were issued that vest over three years.

The Company will include the results of Treehouse in its financial statements beginning August 1, 2014.  Acquisition-related costs were not material during the quarter ended June 30, 2014.  Based upon the timing of the acquisition subsequent to the end of the quarter ended June 30, 2014, the initial accounting for the business combination is incomplete at the time of the filing of this Form 10-Q.  As a result, the Company is unable to provide amounts recognized as of the acquisition date for assets and liabilities acquired.  These amounts will be provided in the quarterly report on Form 10-Q for the quarter ended September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “may,” “could,” “believe,” “intend,” “anticipate,” “potential,” “future,” “expect,” and variations of such words and similar expressions, to identify such forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results may differ materially from those expressed or implied in such forward-looking statements, which include, but are not limited to, statements regarding: our expectations and beliefs regarding future revenue growth; sources of revenue; wholesale arrangements; financial performance and results of operations; management's strategy, plans and objectives for future operations and product offerings; our intent to continue to invest in establishing our brand identity; improving product safety and quality assurance testing, improving website user experience and functionality; upgrading technology, infrastructure, support systems and integrated enterprise resource planning system; investing in human resources; development of product offerings, including acquisition of related licenses; expansion and diversification of our sales and marketing programs; optimization of manufacture and supplier relationships; liquidity and capital resources; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risk, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, then these and other various factors, including those set forth in the Risk Factors contained in Part II., Item 1A "Risk Factors" and elsewhere in our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2013, could cause our actual results to differ significantly from past results and from management’s expectations. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

Geeknet, Inc. ("Geeknet") and its subsidiary, ThinkGeek, Inc. ("ThinkGeek," and together with Geeknet, "we" or the "Company"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through our ThinkGeek.com website (the "website") and certain exclusive products to our wholesale customers. Since 1999, ThinkGeek has been creating a world where everyone can embrace their inner geek, express their passions and connect with one another. We offer a broad range of unique products through our website that are often not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis. Some ThinkGeek products are custom made and developed by our in-house product development team ("GeekLabs"). We have several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally, that allow us to reach a broader consumer audience and expand our brand awareness.

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

Our business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our exclusive GeekLabs products, to manage gross margin at the product level, to increase traffic to our website and customer conversion, and to efficiently deliver goods to our customers.

Our marketing strategy is focused on acquiring new customers efficiently and building brand loyalty with existing customers to encourage repeat purchases. We market to prospective and current customers through all core online marketing channels: email, paid search, affiliate marketing, online display advertising, and social media. Our promotional strategy is focused on providing a range of special offers and sales designed to maximize profitable incremental sales using direct marketing techniques. These offers are programmed around specific themes, including product launches and holidays. We also utilize social networking platforms such as Facebook, Twitter, Pinterest, Google+,YouTube, Instagram, Wanelo and Vine to communicate with customers, increase brand awareness and generate interest in our new product launches.

We currently use the following key metrics to measure sales derived from our website:

Website Key Metrics	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unique visitors (in thousands) (1)	18,244	20,428	37,049	41,568
Conversion rate	1.67%	1.44%	1.68%	1.53%

Number of orders shipped (in thousands) (2)	304	295	622	636
Average order value shipped (3)	$59	$62	$57	$57

(1)
Unique visitors is the total of unique visitors for the website during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our website to help us determine the effectiveness of our marketing efforts. Herein referred to as "Daily Unique Visitors."

(2)	The number of orders shipped represents all Website orders associated with the amount of revenue recognized for the periods presented.

(3)
Average order value shipped is calculated by the total Website sales for orders shipped divided by the number of Website orders. Average order value shipped can vary depending on, but not limited to, seasonality, promotions, the competitive environment and economic conditions.

In addition to our website sales, we also had sales through our wholesale channel of $5.6 million and $3.8 million for the three months ended June 30, 2014 and June 30, 2013, and $10.4 million and $5.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively. These wholesale revenues primarily consisted of sales of certain unique licensed ThinkGeek products.

Critical Accounting Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include orders in transit at the end of the reporting period, provision for returns, inventory valuation, Geek Points accruals, stock-based compensation and income taxes.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Net revenue is derived from the online sale of consumer goods ("Website") and through our wholesale channel ("Wholesale"). Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts and sales taxes. Net revenue for the Wholesale segment is derived primarily from the sale of certain exclusive products through our wholesale channel. Wholesale net revenue is presented net of discounts and allowances.

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, we consider our historical experience of shipping transit times for domestic and international orders. On average, shipping transit times are approximately one to eight business days. As of June 30, 2014 and December 31, 2013, $0.6 million and $1.6 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

We reserve an amount for estimated returns on website orders at the end of each reporting period. We give website customers a 90-day right to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at June 30, 2014 and December 31, 2013 were $0.1 million and $0.5 million, respectively.

Inventory Valuation
Inventories consist primarily of finished goods that are valued at the lower of cost, using the weighted average cost method, or market.

Geek Points Accruals

    We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and recent trends. The cost of the redemptions is included in Cost of revenue on the Company's Consolidated Statements of Operations.

Stock-Based Compensation

We measure compensation cost for stock awards at grant date fair value and recognize the expense net of estimated forfeitures for shares expected to vest over the service period of the award.

Calculating compensation expense for stock options requires the use of various assumptions, including the expected term of the stock option grant, stock price volatility, interest rates and the forfeiture rate. The fair value of the option grants are calculated on the date of grant using the Black-Scholes option pricing model.  The expected life is based on historical settlement patterns.  Expected volatility is based on the historical implied volatility of our stock.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the forfeiture rate based on historical trends of our stock-based awards that cancel.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	85.2%	80.0%	84.2%	80.7%
Gross margin	14.8%	20.0%	15.8%	19.3%
Operating expenses:
Sales and marketing	12.8%	8.7%	11.9%	8.8%
Technology and design	8.9%	6.8%	8.5%	7.0%
General and administrative	11.2%	11.2%	9.6%	12.6%
Total operating expenses	32.9%	26.7%	30.0%	28.4%
Loss from operations	(18.1)%	(6.7)%	(14.2)%	(9.1)%
Interest and other income (expense), net	0.3%	(0.1)%	0.4%	(0.1)%
Loss from continuing operations before income taxes	(17.8)%	(6.8)%	(13.8)%	(9.2)%
Income tax provision	—%	—%	—%	—%
Net loss from continuing operations	(17.8)%	(6.8)%	(13.8)%	(9.2)%
Loss from discontinued operations, net of tax	—%	(0.2)%	—%	(0.2)%
Net loss	(17.8)%	(7.0)%	(13.8)%	(9.4)%

Net Revenue

Net revenue is derived from the online sale of consumer goods through our Website segment, and through our Wholesale segment. Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts and sales taxes. Wholesale net revenue is presented net of discounts and allowances. We sell and ship our products domestically and internationally.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Website revenue	$17,833	$18,254	(2)%	$35,712	$36,235	(1)%
Wholesale revenue	5,562	3,750	48%	10,374	5,326	95%
Net revenue	$23,395	$22,004	6%	$46,086	$41,561	11%

Net revenue increased $1.4 million and $4.5 million during the three and six months ended June 30, 2014 as compared to the same prior year periods. Our Wholesale segment continued to drive the increase in revenue, which has more than offset the decline in Website revenue. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing agreements.
Website
Website revenue declined slightly during the three and six months ended June 30, 2014 as compared to the same prior year periods. For the three months ended June 30, 2014, the average order value for shipped orders from the website decreased from $62 to $59 and the number of Daily Unique Visitors decreased from 20.4 million to 18.2 million as compared to the prior period. For the six months ended June 30, 2014, the average order value for shipped orders remained constant at $57, while the number of Daily Unique Visitors decreased from 41.6 million to 37.0 million as compared to the prior year period.
Website revenue for international orders has remained relatively constant at $4.1 million and $8.0 million for the three and six months ended June 30, 2014 compared to $4.0 million and $8.0 million for the three and six months ended June 30, 2013, respectively.

Wholesale
Wholesale revenue increased $1.8 million and $5.0 million during the three and six months ended June 30, 2014 as compared to the same prior year periods. The increase for the three months ended June 30, 2014 was driven by an increase of approximately $1.0 million in international revenue and an increase of approximately $0.8 million in domestic revenue. We continue to strengthen our relationships with existing clients and acquire new clients who have particular interest in certain unique licensed ThinkGeek products. We have wholesale arrangements with several large retailers in the toy, gaming and pop culture markets that have many brick-and-mortar locations throughout the United States and internationally. Some of our current wholesale clients are Barnes & Noble, Books-A-Million, f.y.e., Hot Topic, Meijer, Nordstrom, Party City, Spirit Halloween, Target, Toys "R" Us, and Walmart.
Wholesale revenue for international orders was $1.5 million and $2.3 million for the three and six months ended June 30, 2014 compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Cost of revenue
Website cost of revenue	$16,116	$15,155	6%	$31,738	$29,994	6%
Wholesale cost of revenue	3,819	2,440	57%	7,063	3,538	100%
Total cost of revenue	$19,935	$17,595	13%	$38,801	$33,532	16%

Gross margin
Total gross margin	$3,460	$4,409	(22)%	$7,285	$8,029	(9)%
Total gross margin %	14.8%	20.0%		15.8%	19.3%
Website gross margin %	9.6%	17.0%		11.1%	17.2%
Wholesale gross margin %	31.3%	34.9%		31.9%	33.6%

Gross margin as a percentage of revenue for the three months ended June 30, 2014 decreased by approximately five percentage points from the three months ended June 30, 2013, and decreased by approximately four percentage points for the six months ended June 30, 2014 as compared to the same prior year period. These decreases are primarily driven by higher product and shipping costs, unfavorable product mix, an increase in promotions, as well as higher royalty fees.

We are continually analyzing gross margins by product and category levels to ensure that product mix and product costs are in line with our gross margin expectations. We work to manage gross margins through negotiations with our vendors to reduce costs related to our products, materials, fulfillment and shipping.

Website
Gross margin as a percentage of revenue for Website decreased by approximately seven percentage points when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013. This decrease is primarily due to higher product and shipping costs, unfavorable product mix and higher royalty fees as percentages of revenue.

Website cost of revenues increased approximately $1.0 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 primarily due to an increase in product costs of $1.0 million, an increase in shipping costs of $0.5 million, and an increase in royalty fees of $0.1 million. These costs were partially offset by cost savings of approximately $0.3 million in packaging and fulfillment related costs and a reduction of approximately $0.5 million related to inventory write-downs in the current year as compared to the prior year period.

Gross margin as a percentage of revenue for Website decreased by approximately six percentage points when comparing the six months ended June 30, 2014 to the six months ended June 30, 2013. This decrease is primarily due to higher product and shipping costs, unfavorable product mix, and higher royalty fees as percentages of revenue.

Website cost of revenues increased $1.7 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 primarily due to an increase of product costs of $1.9 million, an increase in shipping costs of $0.7 million, and an increase in royalty fees of $0.3 million. These costs were partially offset by cost savings of approximately $0.5 million in packaging and fulfillment related costs and a reduction of approximately $0.5 million related to inventory write-downs in the current year as compared to the prior year period.

Wholesale

Gross margin as a percentage of revenue for Wholesale decreased by approximately four percentage points when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013. This decrease is primarily due to certain required higher discounts and allowances, higher packaging and fulfillment costs, partially offset by lower royalty fees as a percentage of revenue. Royalty fees on certain products have decreased as a result of re-negotiations with our licensors.
Wholesale cost of revenues increased $1.4 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 primarily due to an increase in product costs of $0.8 million, an increase in packaging and fulfillment costs of $0.2 million, and an increase in royalty fees of $0.2 million. Product and packaging and fulfillment costs increased as a result of higher sales to our wholesale clients in the current year period compared to the prior year period.

Gross margin as a percentage of revenue for Wholesale decreased by approximately two percentage points when comparing the six months ended June 30, 2014 to the six months ended June 30, 2013. This decrease is primarily due to higher packaging and fulfillment costs as a percentage of revenue, partially offset by lower royalty fees as a percentage of revenue.

Wholesale cost of revenues increased $3.5 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. A higher volume of sales drove an increase in product costs of $2.0 million, an increase in royalty fees of $0.7 million, and an increase in packaging and fulfillment costs of $0.6 million. Product and packaging and fulfillment costs increased as a result of higher sales to our wholesale clients in the current year period compared to the prior year period. Royalty payments to our third-party licensors increased primarily as a result of higher sales of licensed products through our wholesale channel.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Sales and marketing	$2,991	$1,919	56%	$5,496	$3,642	51%
Percentage of total net revenue	13%	9%		12%	9%

Sales and marketing expenses increased $1.1 million for the three months ended June 30, 2014 as compared to the same prior year period primarily due to an increase of $1.0 million in marketing expenses related to brand marketing, costs related to external wholesale commissions, and paid search. We are continuing to implement new programs and to build upon existing marketing programs to increase brand awareness and attract more visitors to our website.

Sales and marketing expenses increased $1.9 million for the six months ended June 30, 2014 as compared to the same prior year period primarily due to an increase of $1.9 million in marketing expense related to brand marketing, costs related to external wholesale commissions, paid search and affiliate partnerships. We retained outside consultants to assist in our re-branding strategy, as well as to provide detailed analysis of our current and potential future customers with the goal of increasing future revenues.

Technology and Design Expenses

Technology and design expenses consist of personnel and related overhead expenses for GeekLabs and developers that design and create new products to sell on our website. It also includes personnel and related overhead and technology expenses for our engineering group that work to continually improve website design, functionality and capacity.  A majority of our technology and design costs are expensed as they are incurred. A portion of the costs incurred to develop internal-use software that meet certain criteria are capitalized as property and equipment in the accompanying Consolidated Balance Sheets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Technology and design	$2,071	$1,494	39%	$3,940	$2,898	36%
Percentage of total net revenue	9%	7%		9%	7%

Technology and design expenses increased approximately $0.6 million for the three months ended June 30, 2014 as compared to the same prior year period. This is primarily due to higher costs of approximately $0.5 million related to continued implementation costs related to our enterprise resource planning (ERP) system and an increase of approximately $0.1 million in personnel and related overhead expenses. Implementation costs for the second quarter included consultant fees related to ongoing support and custom modifications to the web-based application.

Technology and design expenses increased $1.0 million for the six months ended June 30, 2014 as compared to the same prior year period. This is primarily due to higher costs of approximately $0.7 million related to the ERP system implementation, and an increase of approximately $0.3 million in personnel and related overhead expenses. The second phase of the ERP implementation is scheduled to be in operation during the third quarter of 2014.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
General and administrative	$2,613	$2,473	6%	$4,432	$5,257	(16)%
Percentage of total net revenue	11%	11%		10%	13%

General and administrative expenses increased $0.1 million during the three months ended June 30, 2014 as compared to the same prior year period primarily due to higher personnel and related overhead expenses, stock-based compensation, and consulting related expenses offset by lower recruitment and accounting fees.

General and administrative expenses decreased $0.8 million during the six months ended June 30, 2014 as compared to the prior year period due to a decrease of $0.7 million in stock-based compensation. Stock-based compensation is lower due to the departure of certain members of senior management in the prior year period.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
($ in thousands)
Net cash used in:
Operating activities	$(7,384)	$(9,332)
Investing activities	(103)	(5)
Financing activities	(320)	(262)
Net cash used in discontinued operations	—	(41)
Net change in cash and cash equivalents	$(7,807)	$(9,640)

Operating Activities

Net cash used in operating activities decreased $1.9 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This was primarily due to a lower use of cash to fund changes in operating assets and liabilities of approximately $5.3 million, driven primarily by a decrease in accounts receivable from our wholesale customers. This decrease was partially offset by the increase in our loss from operations, as adjusted for non-cash items of approximately $3.4 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 related to internal-use software development costs as part of the ERP implementation. Cash used in investing activities for the six months ended June 30, 2013 was primarily for office and computer equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2014 included $0.3 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock units, partially offset by cash provided by the issuance of common stock from stock option exercises.

Cash used in financing activities for the six months ended June 30, 2013 included $0.5 million for the repurchase of our common stock to satisfy tax withholding obligations that arose from the vesting of restricted stock units, partially offset by $0.2 million cash provided by the issuance of common stock from stock option exercises.

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

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. If utilized, the applicable interest rate for the credit facility would be 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2013, and the facility now expires October 15, 2014. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of June 30, 2014, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

We expect to devote capital resources to continue:

•	investing in marketing programs to expand our brand awareness;

•	investing in engineering and infrastructure that will provide us with opportunities and capabilities to support future growth;

•	improving website and mobile user experience and functionality;

•	developing unique, exclusive GeekLabs products;

•	investing and improving product safety and quality assurance testing;

•	investing in human resources and leadership;

•	investing in capital projects that support our distribution and related support systems;

•	optimizing supplier and manufacturer relationships

•	investing to expand our business platform; and

•	investing in other general corporate activities.

Financial Risk Management

We currently face limited exposure to adverse movements in foreign currency exchange rates and we do not engage in hedging activity. We do not anticipate significant currency gains or losses in the near term. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued authoritative guidance, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We operate primarily in the United States, and all of our sales are denominated in U.S. dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

We do not currently hold any derivative instruments and do not engage in hedging activities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of June 30, 2014. Disclosure controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Form 10-K. Specifically, there were control deficiencies identified related to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the accrual for goods received but not yet invoiced.

We have made more progress remediating the material weaknesses identified in our Form 10-K, and expect to complete the second phase of our ERP system implementation on schedule during the third quarter of 2014. Notwithstanding the material weaknesses described in Item 9A of the Form 10-K, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

b) Changes in Internal Control over Financial Reporting

Except as identified below, there has been no change to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the six months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the six months ended June 30, 2014, we undertook the following to improve our internal controls:

•
During the first quarter, we implemented Phase One of our integrated ERP system, NetSuite Financials, which includes the core general ledger, accounts payable and fixed asset modules. This provides us with improved visibility into transactions including our accounts payable and receivable; improved sales order approval processes to generate wholesale billing; and direct linkage to our Adaptive budgeting application to improve our periodic budget to actual analyses.

•
Enhanced detailed monthly reviews of all high value goods received without a corresponding invoice to confirm the accuracy of the recorded accrual for goods received but not yet invoiced, which will continue until we integrate data through the NetSuite inventory application.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 1, 2014 to April 30, 2014	349	$14.58
May 1, 2014 to May 31, 2014	8,543	$14.68
June 1, 2014 to June 30, 2014	664	$12.47
Total	9,556

(1) All shares were repurchased to satisfy tax withholding obligations from vestings of restricted stock units.

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

Date: August 1, 2014