Form 10-Q
period 2014-09-30
Geeknet, Inc
filed 2014-11-07
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended September 30, 2014			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11216 Waples Mill Rd., Suite 103, Fairfax, VA 22030
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

The registrant had 6,718,913 shares of Common Stock, $0.001 par value per share, outstanding as of November 1, 2014.

PART I

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,733	$53,084
Accounts receivable, net of allowance of $0 and $6 as of September 30, 2014 and December 31, 2013, respectively	6,430	9,719
Inventories, net	32,487	20,186
Prepaid expenses and other current assets	3,902	4,202
Total current assets	73,552	87,191
Property and equipment, net	1,800	2,465
Goodwill	1,953	—
Other intangible assets, net	1,257	—
Other long-term assets	83	50
Total assets	$78,645	$89,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,301	$10,250
Deferred revenue	2,584	2,828
Accrued and other liabilities	4,063	6,661
Total current liabilities	15,948	19,739
Other long-term liabilities	1,037	—
Total liabilities	16,985	19,739
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 7,003 and 6,901 shares, as of September 30, 2014 and December 31, 2013, respectively; outstanding — 6,719 and 6,639 shares as of September 30, 2014 and December 31, 2013, respectively	7	7
Treasury stock	(3,827)	(3,479)
Additional paid-in capital	818,107	816,826
Accumulated other comprehensive income	16	16
Accumulated deficit	(752,643)	(743,403)
Total stockholders’ equity	61,660	69,967
Total liabilities and stockholders’ equity	$78,645	$89,706

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$22,240	$22,363	$68,326	$63,924
Cost of revenue	17,949	18,113	56,750	51,645
Gross margin	4,291	4,250	11,576	12,279
Operating expenses:
Sales and marketing	2,835	2,116	8,331	5,758
Technology and design	2,422	1,457	6,362	4,355
General and administrative	1,779	2,117	6,211	7,374
Total operating expenses	7,036	5,690	20,904	17,487
Loss from operations	(2,745)	(1,440)	(9,328)	(5,208)
Interest and other income (expense), net	(99)	2	90	(25)
Loss from continuing operations before income taxes	(2,844)	(1,438)	(9,238)	(5,233)
Income tax provision (benefit)	2	(3)	2	—
Net loss from continuing operations	(2,846)	(1,435)	(9,240)	(5,233)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(1)	—	(70)
Net loss	$(2,846)	$(1,436)	$(9,240)	$(5,303)
Loss per share from continuing operations:
Basic and diluted	$(0.42)	$(0.22)	$(1.38)	$(0.79)
Loss per share from discontinued operations:
Basic and diluted	$—	$—	$—	$(0.01)
Net loss per share:
Basic and diluted	$(0.42)	$(0.22)	$(1.38)	$(0.80)
Shares used in per share calculations:
Basic and diluted	6,716	6,618	6,690	6,614

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities from continuing operations:
Net loss	$(9,240)	$(5,303)
Loss from discontinued operations, net of tax	—	70
Loss from continuing operations	(9,240)	(5,233)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	981	950
Stock-based compensation expense	1,245	1,753
Provision for bad debts	(5)	164
Provision for inventory write-downs	76	712
Loss on disposal of assets, net	4	4
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	3,334	(4,223)
Inventories	(11,538)	(3,727)
Prepaid expenses and other assets	442	(3,458)
Accounts payable	(1,651)	(4,164)
Deferred revenue	(541)	(331)
Accrued and other liabilities	(3,287)	(1,001)
Other long-term liabilities	28	(29)
Net cash used in operating activities	(20,152)	(18,583)
Cash flows from investing activities:
Acquisition of a business	(1,421)	—
Purchase of property and equipment	(209)	(8)
Proceeds from sale of discontinued operations	—	3,000
Net cash (used in) provided by investing activities	(1,630)	2,992
Cash flows from financing activities:
Payment of contingent consideration	(250)	—
Proceeds from issuance of common stock	29	292
Repurchase of stock	(348)	(1,286)
Net cash used in financing activities	(569)	(994)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(42)
Net cash used in discontinued operations	—	(42)
Net change in cash and cash equivalents	(22,351)	(16,627)
Cash and cash equivalents, beginning of year	53,084	57,294
Cash and cash equivalents, end of period	$30,733	$40,667

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Overview

Geeknet, Inc. ("Geeknet") through its wholly-owned subsidiary, ThinkGeek, Inc. ("ThinkGeek"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website (the "website") and certain exclusive products to the Company's wholesale customers. Since 1999, ThinkGeek has been creating a world where everyone can embrace their inner geek, express their passions and connect with one another. In August 2014, Geeknet, through its newly formed wholly-owned subsidiary ThinkGeek Solutions, Inc. ("ThinkGeek Solutions" and together with Geeknet and ThinkGeek, the "Company"), completed the acquisition of substantially all of the assets and certain liabilities of Treehouse Brand Stores, LLC ("Treehouse"). Since 2009, Treehouse has partnered with major video game publishers to operate such publishers' web-stores and to engage fans with their unique and exclusive products. This acquisition aligns with the Company's strategic priorities and will allow it to expand its platform to increase its customer base. ThinkGeek Solutions is expected to remain managed by Treehouse's former leadership team and remain headquartered in Denver, Colorado.

ThinkGeek offers a broad range of unique products through its website that are often not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek's audience on a regular basis. Some ThinkGeek products are custom made and developed by the Company's in-house product development team ("GeekLabs"). The Company has several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally, allowing the Company to reach a broader consumer audience and expand its brand awareness. ThinkGeek Solutions distributes a wide variety of video game themed merchandise to its customer base through internet stores built for the gaming community.

The Company has two reportable segments: Website and Wholesale. The "Website" segment sells geek-themed retail products and video game themed merchandise through the website and internet stores. The "Wholesale" segment sells primarily exclusive GeekLabs products to brick-and-mortar retailers.

2.  Business Combination

On August 1, 2014, the Company completed its acquisition of substantially all of the assets and certain liabilities of Treehouse. Treehouse was formed in 2009 and distributes a wide variety of video game themed merchandise to its customer base through internet stores built for the gaming community. The acquisition enables the Company to establish official web-stores under exclusive licenses to increase the Company's customer base.  Under the terms of the asset purchase agreement, the Company agreed to pay $1.5 million in cash, less Treehouse's cash and deferred wages at the date of acquisition, with additional earn-out payments of up to $2.0 million based on the achievement of certain specified performance metrics through 2015. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company will reassess its current estimates of performance relative to the targets and adjust the liability to fair value through earnings.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Treehouse have been included in the accompanying consolidated financial statements from the date of acquisition, and are included in the Website segment. Treehouse contributed net revenues of approximately $1.0 million and approximately $0.4 million net loss for the period from its acquisition date to September 30, 2014. In addition, approximately $0.1 million of acquisition-related costs incurred during the three months ended September 30, 2014 are included in general and administrative expenses. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the respective preliminary estimates of fair value as of the date of the acquisition, which remain preliminary as of September 30, 2014 due to the recent timing of the acquisition, using assumptions that the Company's management believes are reasonable based on the information currently available. The excess of the purchase price over the estimated amounts of net assets was recorded as goodwill. Differences between the preliminary allocation and any changes thereto could be material. The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows (in thousands):

Accounts receivable	$40
Inventories	839
Prepaid expenses and other current assets	175
Property and equipment	58
Goodwill	1,953
Other intangible assets	1,303
Total assets acquired	4,368

Accounts payable	(702)
Deferred revenue	(297)
Accrued and other liabilities	(689)
Total liabilities assumed	(1,688)

Short-term contingent liabilities	(250)
Other long-term contingent liabilities	(1,009)
Cash paid at acquisition date	$1,421

The following are the identifiable intangible assets acquired and their respective estimated lives, as determined based on preliminary valuations (in thousands):

	Fair Value	Estimated Useful Life (Years)
Acquired license agreements	$1,040	5
Developed technology	138	5
Non-competition agreement	82	3
Customer lists	43	3
Total identifiable intangible assets	$1,303

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company as if the acquisition had been completed as of January 1, 2013, after giving effect to certain pro forma accounting adjustments. The pro forma adjustments were recorded principally for the purpose of eliminating intercompany transactions between the Company and Treehouse, adjusting for depreciation and amortization expense based on the fair values of the assets acquired, and adjusting for stock based compensation expense related to a senior management award. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place at the beginning of the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
($ in thousands, except per share amounts)
Net revenue	$22,833	$24,708	$73,145	$69,885
Net loss	(3,000)	(1,476)	(10,141)	(5,677)
Basic and diluted earnings per share	$(0.45)	$(0.22)	$(1.52)	$(0.86)

3.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2014 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2013.

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

For the three and nine months ended September 30, 2014 and September 30, 2013, there was no activity in other comprehensive loss, therefore, comprehensive loss equaled net loss. As a result, a separate Statement of Comprehensive Loss is not included in the accompanying consolidated financial statements.

The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the three and nine months ended September 30, 2013 in the Company's Consolidated Statements of Operations. The expenses primarily relate to post-transaction transition services provided by the Company.

Certain prior period amounts have been reclassified to conform to the current period's presentation. In the Consolidated Statements of Cash Flows at September 30, 2013, there was $0.1 million of accrued royalties included in Accounts payable that have been reclassified to Accrued and other liabilities.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Estimates include, but are not limited to, orders in transit at the end of the reporting period, provision for returns, inventory valuation, Geek Points accruals, stock-based compensation, the fair values of certain assets acquired and liabilities assumed in a business combination, and income taxes. Actual results could differ from those estimates.

Net Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Net revenue for the Website segment is derived from the online sale of consumer goods. Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts and sales taxes. Net revenue for the Wholesale segment is derived primarily from the sale of certain exclusive products through the wholesale channel. Wholesale net revenue is presented net of discounts, allowances and sales taxes.

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. Estimates are used to determine which orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, the Company considers its historical experience of shipping transit times for domestic and international orders. On average, shipping transit times are approximately one to eight business days. As of September 30, 2014 and December 31, 2013, $0.9 million and $1.6 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, Website revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at September 30, 2014 and December 31, 2013 relating to gift certificates was $1.2 million at each period.

The Company reserves an amount for estimated returns on website orders at the end of each reporting period. The Company provides website customers a 90-day right to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at September 30, 2014 and December 31, 2013 were $0.1 million and $0.5 million, respectively.

Business Combinations

Business combinations are accounted for using the purchase method of accounting. The purchase price of an acquisition is allocated to the assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition date. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date, including contingent consideration. Liabilities related to contingent consideration are remeasured at fair value in each subsequent reporting period. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of cash flows associated with each acquired asset or assumed liability. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statement of Operations.

Goodwill and Other Intangible Assets

Identifiable intangible assets were recorded based on their estimated fair values in connection with the acquisition. The identifiable intangible assets are amortized on a straight-line basis over their respective useful lives ranging from three to five years. For the three months ended September 30, 2014, the total amortization expense was insignificant. Identifiable intangible assets with finite lives are reviewed for impairment when events and circumstances indicate that the carrying value may not be recoverable.

Goodwill was recorded as the excess of the purchase price over the net assets acquired. The Company evaluates goodwill for impairment annually as of December 31, and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the carrying value of the reporting unit's net assets, including goodwill, to the fair value of the reporting unit. Due to the recent timing of the acquisition, the Company has not yet completed the analysis to determine the assignment of goodwill to the reporting units. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. The preparation of the goodwill impairment analysis requires the Company to make significant estimates and assumptions with respect to the determination of fair values of tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in its business and changes in its strategy or its internal forecasts.

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

4.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Prepaid expenses and deposits for inventory	$3,525	$3,426
Other current assets (1)	377	776
Prepaid expenses and other current assets	$3,902	$4,202

(1) Other current assets at December 31, 2013, included a rebate receivable of approximately $0.5 million.

Property and equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Distribution equipment (useful lives of lesser of 7 years or contract term)	$5,509	$5,475
Computer and office equipment (useful lives of 3 to 5 years)	409	377
Software, including internal-use software (useful lives of 3 years)	329	237
Leasehold improvements (useful lives of lesser of estimated life or lease term)	219	214
Furniture and fixtures (useful lives of 5 years)	151	150
Total property and equipment	6,617	6,453
Less: Accumulated depreciation and amortization	(4,817)	(3,988)
Property and equipment, net	$1,800	$2,465

Included in Software for the nine months ended September 30, 2014 is approximately $0.2 million of capitalized costs associated with internal-use software developed as part of implementing a new enterprise resource planning (ERP) system. Depreciation and amortization expense for property and equipment was $0.3 million for both the three months ended September 30, 2014 and September 30, 2013, and $0.9 million and $1.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued royalties	$1,892	$3,959
Accrued employee compensation and benefits	1,135	894
Accrued Geek Points(1)	478	561
Other accrued liabilities	558	1,247
Accrued and other liabilities	$4,063	$6,661

(1) Accrued Geek Points represents the cost of anticipated future redemptions for awards earned as of the end of the respective periods.

Other long-term liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Long-term contingent consideration(1)	$1,009	$—
Long-term deferred rent	28	—
Other long-term liabilities	$1,037	$—

(1) Long-term contingent consideration represents the fair value of the potential earn-out payments related to the acquisition of Treehouse based on the terms of the asset purchase agreement.

5.     Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, an exit price, in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents:
Level 1:
Money market fund deposits	$12,278	$18,275
Level 2:
Asset-backed securities	5,400	—
Commercial paper	600	—
Total cash and cash equivalents	$18,278	$18,275
Liabilities:
Level 3:
Acquisition related contingent consideration	1,009	—
Total liabilities	$1,009	$—

On August 1, 2014, the Company completed the acquisition of Treehouse, which the Company accounted for under the purchase method of accounting. The terms of the asset purchase agreement relating to the acquisition provides for contingent consideration up to $2.0 million in cash earn-out payments based on the achievement of certain specified performance metrics through 2015. The estimated fair value of the performance-based contingent consideration was $1.0 million at September 30, 2014, and has been reflected as an other long-term liability. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company will reassess its current estimates of performance relative to the stated targets and will adjust the liability to the estimated fair value through earnings.

The change in the contingent consideration liability is summarized as follows during the three months ended September 30, 2014 (in thousands):

Three Months Ended September 30, 2014
Balance, at acquisition	$1,259
Less: payment of contingent consideration during the period	(250)
Balance, end of period	$1,009

6.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three and nine months ended September 30, 2014 and September 30, 2013, the Company excluded all stock options and restricted stock units from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss from continuing operations	$(2,846)	$(1,435)	$(9,240)	$(5,233)
Loss from discontinued operations, net of tax	—	(1)	—	(70)
Net loss	$(2,846)	$(1,436)	$(9,240)	$(5,303)

Weighted average shares - basic and diluted	6,716	6,618	6,690	6,614

Loss per share from continuing operations:
Basic and diluted	$(0.42)	$(0.22)	$(1.38)	$(0.79)

Loss per share from discontinued operations:
Basic and diluted	$—	$—	$—	$(0.01)

Net loss per share:
Basic and diluted	$(0.42)	$(0.22)	$(1.38)	$(0.80)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive securities:
Employee stock options	175	86	127	100
Unvested restricted stock units	82	29	25	50
Total	257	115	152	150

7.      Stock Compensation

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans.”  The Equity Plans will continue to govern awards previously granted under each respective plan.  At September 30, 2014, 125,209 shares of common stock were available for issuance under the 2007 Plan.

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

Stock Options

The following table summarizes option activities from December 31, 2013 through September 30, 2014:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	133,578	$17.57
Granted	82,072	$11.54
Exercised	(725)	$11.00
Canceled	(8,250)	$16.22
Outstanding as of September 30, 2014	206,675	$15.26	7.9	$1
Vested or expected to vest at September 30, 2014	177,684	$15.73	7.7	$1
Exercisable at September 30, 2014	94,960	$17.84	6.2	$1

The total intrinsic value of options exercised for the three and nine months ended September 30, 2014 and September 30, 2013 was insignificant for all periods. The weighted average grant date fair value for the three and nine months ended September 30, 2014 was $4.05 and $4.07 respectively. The weighted average grant date fair value for the three and nine months ended September 30, 2013 was $6.50 and $6.06, respectively. The total cash received from stock options exercised was insignificant for the three and nine months ended September 30, 2014. The total cash received from stock options exercised was insignificant and $0.3 million for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014 and September 30, 2013, no tax benefit was realized from exercised options.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (years)	3.31	3.00	3.30	3.00
Risk-free interest rate	1.0%	0.8%	1.0%	0.5%
Volatility	49%	58%	49%	59%
Dividend yield	—	—	—	—

Restricted Stock

RSUs granted to employees typically vest over a three year period. RSUs granted to non-employee directors typically vest on the same day of the grant and represent compensation for serving on the Company's Board of Directors. The following table summarizes restricted stock activities from December 31, 2013 through September 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	94,771	$17.91
Granted	120,978	$13.22
Restricted Stock Release	(98,755)	$17.24
Canceled	(6,432)	$15.61
Outstanding as of September 30, 2014	110,562	$13.51

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$45	$19	$85	$(101)

Sales and marketing	24	19	67	(49)
Technology and design	56	42	166	135
General and administrative	65	209	927	1,768
Included in operating expenses	145	270	1,160	1,854

Total stock-based compensation expense	$190	$289	$1,245	$1,753

The stock-based compensation expense is net of insignificant amounts capitalized to internal-use software for the three and nine months ended September 30, 2014.

As of September 30, 2014, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted-Average Remaining Term (in years)
Stock Options	$387	2.5
Restricted Stock Units	$985	2.4

8.      Commitments and Contingencies

Legal Proceedings
The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.
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
9.  Segment and Geographic Information

The Company has three operating segments: Website, Wholesale, and ThinkGeek Solutions. The ThinkGeek Solutions operating segment has been aggregated into the existing Website reportable segment. The Website segment sells geek-themed retail products and video game themed merchandise to technology enthusiasts and general consumers through the website and through internet stores. The Wholesale segment has higher gross margins, as it primarily sells exclusive higher margin GeekLabs products to brick-and-mortar retailers.

The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies included in the Company’s 2013 Form 10-K. The majority of costs are specifically identifiable to each segment. However, where costs are not specifically identifiable, they are allocated based on the ratio of segment product costs to total product costs. The Company's chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. The Company's accounts receivables are primarily related to the Wholesale segment. Other than inventory, the Company's assets and liabilities are not allocated or reviewed by the chief decision-making group on a segment basis. Beginning in the first quarter of 2014, the Company began identifying inventory that was dedicated exclusively to the Wholesale segment which was approximately $2.9 million as of September 30, 2014.

(in thousands)	Website	Wholesale	Total
Three Months Ended September 30, 2014
Net revenue	$15,330	$6,910	$22,240
Cost of revenue	13,481	4,468	17,949
Gross margin	$1,849	$2,442	$4,291
Gross margin %	12.1%	35.3%	19.3%

Three Months Ended September 30, 2013
Net revenue	$16,990	$5,373	$22,363
Cost of revenue	14,377	3,736	18,113
Gross margin	$2,613	$1,637	$4,250
Gross margin %	15.4%	30.5%	19.0%

Nine Months Ended September 30, 2014
Net revenue	$51,042	$17,284	$68,326
Cost of revenue	45,219	11,531	56,750
Gross margin	$5,823	$5,753	$11,576
Gross margin %	11.4%	33.3%	16.9%

Nine Months Ended September 30, 2013
Net revenue	$53,225	$10,699	$63,924
Cost of revenue	44,371	7,274	51,645
Gross margin	$8,854	$3,425	$12,279
Gross margin %	16.6%	32.0%	19.2%

Net revenue derived from international orders was $5.2 million and $4.9 million, and $15.5 million and $13.8 million, for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “may,” “could,” “believe,” “intend,” “anticipate,” “potential,” “future,” “expect,” and variations of such words and similar expressions, to identify such forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results may differ materially from those expressed or implied in such forward-looking statements, which include, but are not limited to, statements regarding: our expectations and beliefs regarding future revenue growth; sources of revenue; wholesale arrangements; financial performance and results of operations; management's strategy, plans and objectives for future operations and product offerings; our intent to continue to invest in establishing our brand identity; improving product safety and quality assurance testing, improving website user experience and functionality; upgrading technology, infrastructure, support systems and integrated enterprise resource planning system; investing in human resources; development of product offerings, including acquisition of related licenses; expansion and diversification of our sales and marketing programs; optimization of manufacture and supplier relationships; liquidity and capital resources; our accounting policies; and sufficiency of our cash resources and investments to meet our operating and working capital requirements; our ability to successfully integrate the acquired assets and operations of Treehouse; our ability to realize the anticipated growth, synergies and other benefits from our acquisition of the Treehouse business; and our ability to retain relationships with key employees, vendors, licensors and customers of Treehouse. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risk, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, then these and other various factors, including those set forth in the Risk Factors contained in Part II., Item 1A "Risk Factors" and elsewhere in our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2013, could cause our actual results to differ significantly from past results and from management’s expectations. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

Geeknet, Inc. ("Geeknet") through its wholly-owned subsidiary, ThinkGeek, Inc. ("ThinkGeek"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through our ThinkGeek.com website (the "website") and certain exclusive products to our wholesale customers. Since 1999, ThinkGeek has been creating a world where everyone can embrace their inner geek, express their passions and connect with one another. In August 2014, Geeknet, through its newly formed wholly-owned subsidiary, ThinkGeek Solutions, Inc. ("ThinkGeek Solutions" and together with Geeknet and ThinkGeek, "we" or the "Company"), completed the acquisition of substantially all of the assets and certain liabilities of Treehouse Brand Stores, LLC ("Treehouse"). Since 2009, Treehouse has partnered with major video game publishers to operate such publishers' web-stores and to engage fans with their unique and exclusive products. We believe this acquisition aligns with our strategic priorities and will allow us to expand our platform to increase our customer base. ThinkGeek Solutions is expected to remain managed by Treehouse's former leadership team and remain headquartered in Denver, Colorado.

We offer a broad range of unique products through our website that are often not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis. Some ThinkGeek products are custom made and developed by our in-house product development team ("GeekLabs"). We have several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally, allowing us to reach a broader consumer audience and expand our brand awareness. Through ThinkGeek Solutions, we now distribute a wide variety of video game themed merchandise through internet stores built for the gaming community.

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

We currently use the following key metrics to measure sales derived from our website:

Website Key Metrics	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unique visitors (in thousands) (1)	17,545	19,140	54,593	60,708
Conversion rate	1.47%	1.46%	1.61%	1.51%

Number of orders shipped (in thousands) (2)	258	280	880	916
Average order value shipped (3)	$56	$61	$57	$58

(1)
Unique visitors is the total of unique visitors for the website during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our website to help us determine the effectiveness of our marketing efforts. This metric is herein referred to as "Daily Unique Visitors." Daily unique visitors as presented excludes the impact from the Treehouse acquisition in order to show comparable period over period results. Since the date of acquisition, the Treehouse internet stores had 5.2 million daily unique visitors.

(2)
The number of orders shipped represents all website orders associated with the amount of revenue recognized for the periods presented. The number of orders shipped excludes the impact from the Treehouse acquisition in order to show comparable period over period results. Since the date of acquisition, Treehouse has contributed approximately 14 thousand shipped orders.

(3)
Average order value shipped is calculated by the total Website sales for orders shipped divided by the number of Website orders. Average order value shipped can vary depending on, but not limited to, seasonality, promotions, the competitive environment and economic conditions. Average order value shipped as presented excludes the impact from the Treehouse acquisition. Including Treehouse, the average order value shipped was not impacted for the three and nine months ended September 30, 2014.

In addition to our website sales, we also had sales through our wholesale channel of $6.9 million and $5.4 million for the three months ended September 30, 2014 and September 30, 2013, and $17.3 million and $10.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. These wholesale revenues primarily consisted of sales of certain unique licensed ThinkGeek products.

Critical Accounting Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include orders in transit at the end of the reporting period, provision for returns, inventory valuation, Geek Points accruals, stock-based compensation, the fair values of certain assets acquired and liabilities assumed in a business combination, and income taxes.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Net revenue is derived from the online sale of consumer goods ("Website") and through our wholesale channel ("Wholesale"). Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts and sales taxes. Net revenue for the Wholesale segment is derived primarily from the sale of certain exclusive products through our wholesale channel. Wholesale net revenue is presented net of discounts, allowances and sales taxes.

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, we consider our historical experience of shipping transit times for domestic and international orders. On average, shipping transit times are approximately one to eight business days. As of September 30, 2014 and December 31, 2013, $0.9 million and $1.6 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

We reserve an amount for estimated returns on website orders at the end of each reporting period. We provide website customers a 90-day right to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at September 30, 2014 and December 31, 2013 were $0.1 million and $0.5 million, respectively.

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

Business Combinations

Business combinations are accounted for using the purchase method of accounting. The purchase price of an acquisition is allocated to the assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition date. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date, including contingent consideration. Liabilities related to contingent consideration are remeasured at fair value in each subsequent reporting period. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of cash flows associated with each acquired asset or assumed liability. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.

Goodwill

    We evaluate goodwill for impairment annually as of December 31, and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the carrying value of the reporting unit's net assets, including goodwill, to the fair value of the reporting unit. Due to the recent timing of the acquisition, the Company has not yet completed the analysis to determine the assignment of goodwill to the reporting units. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. The preparation of the goodwill impairment analysis requires us to make significant estimates and assumptions with respect to the determination of fair values of tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our business and changes in our strategy or our internal forecasts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	80.7%	81.0%	83.1%	80.8%
Gross margin	19.3%	19.0%	16.9%	19.2%
Operating expenses:
Sales and marketing	12.7%	9.5%	12.2%	9.0%
Technology and design	10.9%	6.5%	9.3%	6.8%
General and administrative	8.0%	9.5%	9.1%	11.5%
Total operating expenses	31.6%	25.5%	30.6%	27.3%
Loss from operations	(12.3)%	(6.5)%	(13.7)%	(8.1)%
Interest and other income (expense), net	(0.4)%	—%	0.1%	—%
Loss from continuing operations before income taxes	(12.7)%	(6.5)%	(13.6)%	(8.1)%
Income tax provision (benefit)	—%	—%	—%	—%
Net loss from continuing operations	(12.7)%	(6.5)%	(13.6)%	(8.1)%
Loss from discontinued operations, net of tax	—%	—%	—%	(0.1)%
Net loss	(12.7)%	(6.5)%	(13.6)%	(8.2)%

Net Revenue

Net revenue is derived from the online sale of consumer goods through our Website segment, and through our Wholesale segment. Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts and sales taxes. Wholesale net revenue is presented net of discounts, allowances and sales taxes. We sell and ship our products domestically and internationally.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Website revenue	$15,330	$16,990	(10)%	$51,042	$53,225	(4)%
Wholesale revenue	6,910	5,373	29%	17,284	10,699	62%
Net revenue	$22,240	$22,363	(1)%	$68,326	$63,924	7%

Net revenue declined slightly during the three months ended September 30, 2014 as compared to the prior year period. Net revenue increased $4.4 million during the nine months ended September 30, 2014 as compared to the prior year period as our Wholesale segment continued to drive an increase in revenue. For the nine months ended September 30, 2014, the increase in Wholesale revenue more than offset the decline in Website revenue. We continue to diversify our product offerings by introducing new products, including our innovative GeekLabs products and expanding licensing agreements.
Website
Website revenue declined $1.7 million and $2.2 million for the three and nine months ended September 30, 2014 as compared to the same prior year periods. For the three months ended September 30, 2014, the average order value for shipped orders from the website decreased from $61 to $56. Excluding the impact from the Treehouse acquisition, the number of Daily Unique Visitors decreased from 19.1 million to 17.5 million as compared to the prior period. For the nine months ended September 30, 2014, the average order value for shipped orders decreased from $58 to $57, and excluding the impact from the Treehouse acquisition, the number of Daily Unique Visitors decreased from 60.7 million to 54.6 million as compared to the prior year period.
Website revenue for international orders has declined to $3.5 million and $11.5 million for the three and nine months ended September 30, 2014 compared to $4.2 million and $12.2 million for the three and nine months ended September 30, 2013, respectively.

Wholesale
Wholesale revenue increased $1.5 million and $6.6 million during the three and nine months ended September 30, 2014 as compared to the same prior year periods. We continue to strengthen our relationships with existing clients and acquire new clients who have particular interest in certain unique licensed ThinkGeek products. We have wholesale arrangements with several large retailers in the toy, gaming and pop culture markets that have many brick-and-mortar locations throughout the United States and internationally. Some of our current wholesale clients are Barnes & Noble, Books-A-Million, f.y.e., GameStop, Hot Topic, Meijer, Nordstrom, Party City, Spirit Halloween, Target, Toys "R" Us, and Walmart.
Wholesale revenue for international orders was $1.7 million and $4.0 million for the three and nine months ended September 30, 2014 compared to $0.7 million and $1.6 million for the three and nine months ended September 30, 2013, respectively.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Cost of revenue
Website cost of revenue	$13,481	$14,377	(6)%	$45,219	$44,371	2%
Wholesale cost of revenue	4,468	3,736	20%	11,531	7,274	59%
Total cost of revenue	$17,949	$18,113	(1)%	$56,750	$51,645	10%

Gross margin
Total gross margin	$4,291	$4,250	1%	$11,576	$12,279	(6)%
Total gross margin %	19.3%	19.0%		16.9%	19.2%
Website gross margin %	12.1%	15.4%		11.4%	16.6%
Wholesale gross margin %	35.3%	30.5%		33.3%	32.0%

Gross margin as a percentage of revenue for the three months ended September 30, 2014 increased slightly from the three months ended September 30, 2013. Gross margin as a percentage of revenue decreased by approximately two percentage points for the nine months ended September 30, 2014 as compared to the same prior year period driven primarily by higher product and shipping costs, unfavorable product mix, an increase in promotions, as well as higher royalty fees.

We are continually analyzing gross margins by product and category levels to ensure that product mix and product costs are in line with our gross margin expectations. We work to manage gross margins through negotiations with our vendors to reduce costs related to our products, materials, fulfillment and shipping.

Website
Gross margin as a percentage of revenue for Website decreased by three percentage points when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013. This decrease is primarily due to higher product costs, unfavorable product mix and higher royalty fees as percentages of revenue.

Website cost of revenues decreased approximately $0.9 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 primarily due to a decrease in product costs of $0.8 million and a decrease in shipping costs of approximately $0.3 million. These decreases were partially offset by an increase in royalty fees of $0.2 million.

Gross margin as a percentage of revenue for Website decreased by five percentage points when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013. This decrease is primarily due to higher product costs, unfavorable product mix, and higher royalty fees as percentages of revenue.

Website cost of revenues increased $0.8 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 primarily due to an increase of product costs of $1.2 million, an increase in royalty fees of $0.5 million, and an increase in shipping costs of $0.4 million. These costs were partially offset by cost savings of approximately $0.4 million in packaging and fulfillment related costs and a reduction in the current year of approximately $0.8 million related to inventory write-downs that occurred in the prior year period.

Wholesale

Gross margin as a percentage of revenue for Wholesale increased by approximately five percentage points when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013. This increase is primarily due to lower royalty fees as a percentage of revenue, partially offset by higher product costs as a percentage of revenue. Royalty fees on certain products have decreased as a result of re-negotiations with our licensors.
Wholesale cost of revenues increased $0.7 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 primarily due to an increase in product costs of approximately$0.7 million. Product costs increased as a result of higher sales to our wholesale clients in the current year period compared to the prior year period.

Gross margin as a percentage of revenue for Wholesale increased by approximately one percentage point when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013. This increase is primarily due to lower royalty fees as a percentage of revenue, partially offset by higher product costs and higher fulfillment fees as a percentage of revenue.

Wholesale cost of revenues increased $4.3 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. A higher volume of sales drove an increase in product costs of $2.7 million, an increase in royalty fees of $0.7 million, an increase in packaging and fulfillment costs of $0.6 million, and an increase in shipping costs of $0.2 million. Product, packaging and fulfillment, and shipping costs increased as a result of higher sales to our wholesale clients in the current year period compared to the prior year period. Royalty payments to our third-party licensors increased primarily as a result of higher sales of licensed products through our wholesale channel.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Sales and marketing	$2,835	$2,116	34%	$8,331	$5,758	45%
Percentage of total net revenue	13%	9%		12%	9%

Sales and marketing expenses increased $0.7 million for the three months ended September 30, 2014 as compared to the same prior year period primarily due to an increase in marketing expenses related to brand marketing of $0.4 million, costs related to external wholesale commissions of $0.2 million, and paid search fees of $0.1 million. In August 2014, the Company rebranded and redesigned its logo and website. We are continuing to implement new programs and to build upon existing marketing programs to increase brand awareness and attract even more visitors to our website.

Sales and marketing expenses increased $2.6 million for the nine months ended September 30, 2014 as compared to the same prior year period primarily due to an increase in marketing expense related to brand marketing of $1.1 million, costs related to external wholesale commissions of $0.8 million, paid search fees of $0.3 million and affiliate partnerships expenses of $0.2 million. We retained outside consultants to assist in our re-branding strategy, as well as to provide detailed analysis of our current and potential future customers with the goal of increasing future revenues.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
Technology and design	$2,422	$1,457	66%	$6,362	$4,355	46%
Percentage of total net revenue	11%	7%		9%	7%

Technology and design expenses increased approximately $1.0 million for the three months ended September 30, 2014 as compared to the same prior year period. This is primarily due to higher costs of approximately $0.7 million related to continued implementation costs related to our enterprise resource planning (ERP) system and an increase of approximately $0.1 million in personnel and related overhead expenses. Implementation costs include consultant fees related to ongoing support and custom modifications to the web-based application.

Technology and design expenses increased $2.0 million for the nine months ended September 30, 2014 as compared to the same prior year period. This is primarily due to higher costs of approximately $1.4 million related to the ERP system implementation, and an increase of approximately $0.4 million in personnel and related overhead expenses. The second phase of the ERP implementation became operational during the third quarter of 2014.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
($ in thousands)
General and administrative	$1,779	$2,117	(16)%	$6,211	$7,374	(16)%
Percentage of total net revenue	8%	9%		9%	12%

General and administrative expenses decreased $0.3 million during the three months ended September 30, 2014 as compared to the same prior year period primarily due to lower personnel and related overhead expenses, stock-based compensation, and consulting related expenses. Also included in general and administrative expenses are $0.1 million of acquisition-related costs.

General and administrative expenses decreased $1.2 million during the nine months ended September 30, 2014 as compared to the prior year period due to a decrease of $0.8 million in stock-based compensation and a decrease of $0.5 million in accounting related services. Stock-based compensation is lower due to the departure of certain members of senior management in the prior year period. Also included in general and administrative expenses are $0.1 million of acquisition-related costs.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
($ in thousands)
Net cash (used in) provided by:
Operating activities	$(20,152)	$(18,583)
Investing activities	(1,630)	2,992
Financing activities	(569)	(994)
Net cash used in discontinued operations	—	(42)
Net change in cash and cash equivalents	$(22,351)	$(16,627)

Operating Activities

Net cash used in operating activities increased $1.6 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This was primarily driven by the increase in our loss from operations, as adjusted for non-cash items of approximately $5.3 million, partially offset by a lower use of cash to fund changes in operating assets and liabilities of approximately $3.7 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $1.6 million, consisting primarily of $1.4 million for the acquisition of Treehouse, and approximately $0.2 million for internal-use software development costs as part of the ERP implementation. Cash provided by investing activities for the nine months ended September 30, 2013 included $3.0 million in proceeds, previously held in escrow, from the sale of the Media business.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2014 included $0.3 million for the settlement of a contingent short-term liability related to the acquisition that was due to the seller based on terms in the asset purchase agreement and $0.3 million for the repurchase of our common stock to satisfy the employees' minimum tax withholding obligations that arose from the vesting of restricted stock units, partially offset by cash provided by the issuance of common stock from stock option exercises.

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

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. If utilized, the applicable interest rate for the credit facility would be 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2014, and the facility now expires October 15, 2015. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of September 30, 2014, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We operate primarily in the United States, and the majority of our sales are denominated in U.S. dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

We do not currently hold any derivative instruments and do not engage in hedging activities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of September 30, 2014. Disclosure controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Form 10-K. Specifically, there were control deficiencies identified related to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the accrual for goods received but not yet invoiced.

We have continued to make progress remediating the material weaknesses identified in our Form 10-K, and completed the second phase of our ERP system implementation during the third quarter of 2014. Notwithstanding the material weaknesses described in Item 9A of the Form 10-K, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

b) Changes in Internal Control over Financial Reporting

Except as identified below, there has been no change to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the nine months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the nine months ended September 30, 2014, we undertook the following to improve our internal controls:

•
During the first quarter, we implemented Phase One of our integrated ERP system, NetSuite Financials, which includes the core general ledger, accounts payable and fixed asset modules. This provides us with improved visibility into transactions including our accounts payable and receivable; improved sales order approval processes to generate wholesale billing; and direct linkage to our budgeting application to improve our periodic budget to actual analyses.

•
During the third quarter, we implemented Phase Two of our integrated ERP system, NetSuite Inventory Control and Warehouse Management, which improves our ability to accurately account for on-hand and in-transit inventory. This enables us to capture our inventory activity from the creation of vendor purchase orders to the receipt of products into inventory to the shipment of products to wholesale and retail customers. In conjunction with Phase Two of the implementation, the accrual for goods received but not yet invoiced has been automated and is recorded when inventory is received and relieved when invoices are paid.

PART II
Item 1. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings.  The disclosure under the caption "Legal Proceedings" in Part I. Item 1. Note 8. Commitments and Contingencies is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, current and prospective investors in Geeknet securities should carefully consider the risks discussed under Item 1A, “Risk Factors” and elsewhere in our 2013 Form 10-K before making an investment decision. Other than the risk factor described below, there have been no material changes in the risk factors discussed in our 2013 Form 10-K.

We have pursued and may continue to pursue acquisition opportunities as part of our growth strategy but may not successfully integrate or fully realize the anticipated synergies and benefits of any such acquisitions, which in turn could harm our business and operating results.

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. The Company completed an acquisition this year, and may look to acquire additional companies in the future. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. This acquisition and any future acquisitions and the successful integration of assets and businesses into our own as well as the retention of personnel require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs associated with the acquisition, incurrence of acquisition-related costs, harm to our brands and reputation, the potential loss of key employees, the inability to retain key vendors, licensors, and customers, and the use of resources that are needed in other parts of our business. Failure to achieve the anticipated benefits of such acquisitions could harm our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

    The following table sets forth information regarding the Company's purchases of its common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1, 2014 to July 31, 2014	624	$12.42
August 1, 2014 to August 31, 2014	—	$—
September 1, 2014 to September 30, 2014	169	$9.30
Total	793

(1) All shares were repurchased to satisfy minimum tax withholding obligations from vestings of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	EXHIBIT INDEX

2.1
Asset Purchase Agreement by and among Geeknet, Inc., Geeknet Acquisition Co., Treehouse Brand Stores, LLC and Jed Seigle, dated August 1, 2014. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Geeknet, Inc. on August 6, 2014)

3.1	Bylaws of Geeknet, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Geeknet, Inc. on August 6, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKNET, INC.

By:	/s/ Kathryn K. McCarthy
Kathryn K. McCarthy
President, Chief Executive Officer

By:	/s/ Julie Pangelinan
Julie Pangelinan
Executive Vice President, Chief Financial Officer

Date: November 7, 2014