Form 10-K
period 2014-12-31
Geeknet, Inc
filed 2015-02-23
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the fiscal year ended December 31, 2014			For the transition period from to .
Commission File Number: 000-28369
Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 13, 2015, there were 6,721,780 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2014 (based on the closing price for the Common Stock on the NASDAQ Global Market for such date) was approximately $54 million. Shares of common stock held by each of our officers and directors and by each person or group who owns 10% or more of our outstanding common stock have been excluded in that such persons or groups may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders which will be held on May 6, 2015, and which will be filed pursuant to Regulation 14A within 120 days after the registrant’s year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

Caution Concerning Forward-Looking Statements

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “may,” “could,” "believe," "intend," “anticipate,” “potential,” "future," “expect," and variations of such words and similar expressions, to identify such forward-looking statements. Forward-looking statements reflect management's current expectations as of the date of this filing and are inherently uncertain. A variety of factors could cause our actual results to differ materially from those expressed or implied in such forward-looking statements. Please review Item 1A of Part I "Risk Factors" for a description of important factors that may cause our results to differ materially from the anticipated results expressed in such forward-looking statements. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

PART I
ITEM 1. Business

Introduction

Geeknet, Inc. ("Geeknet") has two wholly-owned subsidiaries, ThinkGeek, Inc. (“ThinkGeek”) and ThinkGeek Solutions, Inc. ("ThinkGeek Solutions"). Geeknet, along with its subsidiaries, ("we" or the “Company”), operates a business aimed at the global geek community, which includes technology enthusiasts, pop-culture aficionados, and anyone who turns their interests into passions and feels a connection to other enthusiastic fans. Since 1999, ThinkGeek has become the place for innovative and imaginative products that appeal to the geek in everyone, which are provided through the ThinkGeek.com website (the "ThinkGeek website") and to the Company's wholesale channel customers. In August 2014, Geeknet, through its newly formed wholly-owned subsidiary, ThinkGeek Solutions, completed the acquisition of substantially all of the assets and certain liabilities of Treehouse Brand Stores, LLC ("Treehouse"). Since 2009, Treehouse has distributed video game-themed merchandise for the gaming community through its web-stores (the "ThinkGeek Solutions web-stores") and has engaged its fans with unique and exclusive products.

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

Business Overview

Geeknet was incorporated in California in January 1995 and reincorporated in Delaware in December 1999. From the date of its incorporation through October 2001, the Company sold Linux-based hardware systems and services under the name VA Linux Systems, Inc. In December 2001, the Company changed its name to VA Software Corporation to reflect its decision to pursue media, e-commerce, software and online images businesses. In May 2007, the Company changed its name to SourceForge, Inc., and in November 2009, the Company changed its name to Geeknet to project a more accurate reflection of its business. On September 17, 2012, Geeknet sold its Media business to Dice Holdings, Inc. On August 1, 2014, Geeknet, through ThinkGeek Solutions, acquired substantially all of the assets and certain liabilities of Treehouse. The acquisition enabled Geeknet to establish official web-stores under exclusive licenses while expanding the Company's platform to increase its customer base.

Today, Geeknet sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the ThinkGeek website and certain exclusive products to the Company's wholesale channel customers. Some ThinkGeek products are custom made and developed by the Company's in-house product development team ("GeekLabs"). Revenue is generated by offering a broad range of unique products that are often not available in traditional brick-and-mortar stores and by introducing new products to the ThinkGeek audience and fans on a regular basis. The Company has several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally allowing the Company to reach a broader consumer audience and expand its brand awareness. Through ThinkGeek Solutions, the Company now distributes a wide variety of video game-themed merchandise through ThinkGeek Solutions web-stores built for the gaming community.

The Company has two reportable segments. The "Website" segment sells geek-themed retail products and video game-themed merchandise through the ThinkGeek website and through the ThinkGeek Solutions web-stores. The "Wholesale" segment sells primarily exclusive GeekLabs products to brick-and-mortar retailers. Prior to September 17, 2012, the Company had two reportable segments: e-Commerce and Media. The Media segment was discontinued in 2012 when it was sold to Dice Holdings, Inc.

Consumers can access information directly through our ThinkGeek website or contact our customer care representatives and experts by e-mail at orders@thinkgeek.com or by telephone at 1-888-GEEKSTUFF. The Company utilizes third-party fulfillment and warehouse providers to receive purchased inventory, fulfill customers’ orders, and process returns.

Sales and Marketing

Our marketing strategy is focused on acquiring new customers efficiently and building brand loyalty with existing customers to encourage repeat purchases. We market to prospective and current customers through all core online marketing channels: email, paid search, affiliate marketing, online display advertising, and social media. We also exhibit at relevant trade shows such as PAX (Penny Arcade Expo) East and PAX Prime, San Diego ComicCon, and Star Wars Celebration.

We design our marketing programs to tell stories about relevant products for different subsets of our audience. In addition, we employ a dynamic promotional strategy, testing a diverse range of special offers and sales designed to maximize profitable incremental sales using tried-and-true direct marketing techniques. These offers are programmed around specific themes, including product launches and holidays. In addition to promotions, we continue to offer our Geek Points loyalty program. Through this free program, customers earn 10 points for every dollar they spend on most purchases, which they can redeem for a selection of products.

Our authentic relationship with customers and fans enables us to foster thriving social media communities on Facebook, Twitter, Pinterest, Google+, YouTube, Instagram, Wanelo, and Vine. On our ThinkGeek website, we regularly perform testing of navigation, design, and promotional elements in order to improve the experience and increase conversion for desktop, tablet, and mobile customers. We use analytics and market research to understand customer behavior and identify opportunities to expand our audience.

In addition to our core business of selling products through our ThinkGeek website, we also sell products through our wholesale channel. During 2014, our wholesale channel continued to deliver substantial growth. Our wholesale clients buy our exclusive products to sell in their brick-and-mortar stores across the United States and internationally. Our clients are well-known reputable retailers that have a strong presence in malls and in stand-alone stores. Our notable clients include Barnes and Noble, f.y.e., GameStop, Hot Topic, Kohl's, Kroger, Meijer, Target, Toys "R" Us, and Walmart.

Our international wholesale channel grew significantly in 2014. We have partnered with distributors in Australia, the Netherlands, Germany, and the United Kingdom, and we believe selling to widely known popular retailers is an opportunity to expand our brand recognition and grow our wholesale business.

Technology and Design

GeekLabs

ThinkGeek continues to expand its exclusive product offerings with new items created and developed internally by our GeekLabs team. With hundreds of products across dozens of different product categories, GeekLabs continues to expand the ThinkGeek product offerings with unique high-margin items.

Some of the new best sellers this season included our Star Wars R2-D2 measuring cups and Back to the Future Flux Capacitor USB car charger. Another popular item was the Supernova Light Cube LED Bluetooth Speaker, which offers ultra-bright unique lighting effects and hi-fi sounds wrapped up in a crystal cube, and our Mega Man buster gun replica resonated well with fans of the retro 8-bit Mega Man video game.

Star Wars continued to be a top first-party license for GeekLabs products. Because of this success, we signed a new expanded Star Wars license with over 50 different product categories covering both classic Star Wars and the new Star Wars: The Force Awakens movie scheduled for release in December 2015.

ThinkGeek continues to expand its investment in GeekLabs. This includes hiring specialists for our GeekLabs group, expanding our partnerships with Asian-based factories and increasing our compliance and safety testing team.

Website Engineering and Technology

We have implemented a broad array of services and systems for customer service, product searching, customer communication, order processing and order fulfillment. These services and systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software to improve our customer experience and ease of use and to increase the functionality of our ThinkGeek website. We also invest in cyber security to protect our customers, maintain secure transactions, and minimize business interruptions.

Our core online merchandise catalog, customer interaction, order processing, and back-end systems are a combination of proprietary ThinkGeek software and the enterprise resource planning (ERP) system. The systems are designed to provide connectivity to our distribution center, and include an inventory tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system. Our Internet servers use secure sockets layer (SSL) technology to help conduct secure communications and transactions.

During the past year, we have improved the browsing functionality of our ThinkGeek website by performing a complete redesign of the site, creating a cleaner page structure. We have functionality that identifies products that may interest customers based on the history of products visited, purchased or added to a wish list. We utilize targeted customer emails that notify customers if a product is in stock, if a new product is available for sale, or to remind customers of a product they recently viewed at times with a special promotion or offer. This encourages our customers to revisit the ThinkGeek website and potentially purchase that product. We continue to streamline our online shopping cart making it easier to use and consistent with industry practices. In 2014, we expanded our mobile commerce feature set, enhancing the layout and account features available on our smartphone optimized site. We continuously test website layout and functionality changes to ensure optimal page configurations.

Product Safety

Since 2012, we have operated part of our product safety and quality assurance function internally.  We have certified personnel, who are highly qualified in conducting safety and quality assurance testing. We believe this dedicated in-house function enables us to improve the quality of our products, minimize defective products, react in a timely manner and continue to exceed industry standards.

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

More recently, some online retailers have developed sites targeted to the computer enthusiast and video gaming markets. We believe that there are a number of competitive factors in our market, including company credibility, product selection and availability, price, website features, functionality and performance, ease of purchasing, customer service and reliability and speed of order shipment. ThinkGeek Solutions has allowed us to expand our video game merchandise offerings and increase our competitive advantage in the vertical.

Many of our competitors in the e-commerce industry have substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their online products, more established sales channels, enhanced software and website development experience, and broader name recognition. To be competitive, we must respond promptly and effectively to changes in consumer preferences, technological change, evolving standards and our competitors’ innovations by continuing to enhance our services and products. Any pricing pressures or loss of customers resulting from our failure to compete effectively would reduce our revenue and margin.

Intellectual Property Rights

We protect our intellectual property through a combination of copyright, trademark, patent and trade secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Geeknet, ThinkGeek and their associated logos are some of our trademarks that we use in the United States and in other countries. We have 4 U.S. patents and 15 registered trademarks.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, we generated a substantial portion of our revenue in the fourth quarter, which began on October 1, and ended on December 31. As is typical in the retail industry, we generally experience lower revenue during the other quarters. Therefore, our revenue in a particular quarter is not necessarily indicative of future revenue for a subsequent quarter or the full year.

Employees

Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage, and we believe that our relations with our employees are good. As of December 31, 2014, our employee base totaled 120, including 28 in operations, 27 in sales and marketing, 42 in technology and design and 23 in finance and administration.

Item 1A.  Risk Factors

CURRENT AND PROSPECTIVE INVESTORS IN GEEKNET SECURITIES SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THESE RISKS HIGHLIGHT POTENTIAL EVENTS, TRENDS, OR OTHER CIRCUMSTANCES THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CONSEQUENTLY THE MARKET VALUE OF OUR COMMON STOCK. THE RISKS DESCRIBED BELOW ARE NOT AN EXHAUSTIVE LIST OF ALL OF THE RISKS WE FACE. ADDITIONAL RISKS OF WHICH WE ARE NOT PRESENTLY AWARE OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. ALL FORWARD-LOOKING STATEMENTS MADE BY US ARE QUALIFIED BY THE RISKS DESCRIBED BELOW.

Risks Related To Our Business

If the Company fails to launch new and innovative products, the demand for our products may be limited and our revenue will be adversely affected.

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

There can be no assurance that our new products will appeal to customers or that demand for these products will be sufficient to generate revenue consistent with our estimates.  In addition, there can be no assurance that new products will be developed in a timely or cost-effective manner, or that we will be able to procure appropriate quantities of such products.  Furthermore, if we are unable to deliver new and innovative products that allow us to increase demand, we may not be able to generate sufficient revenue to grow our business.  See also additional risks related to competition set forth elsewhere in these Risk Factors.

Our business is highly seasonal.  In addition, we are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes.

Our business is highly seasonal, with a disproportionate amount of our sales occurring in the fourth quarter which begins on October 1 and ends on December 31.  To be successful, we must accurately predict our customers' tastes and demands to avoid purchasing too much or not enough inventory.  If we purchase too much inventory, we may be required to discount those products or write-off products we are unable to sell, reducing our gross margins.  If we do not purchase enough inventory, we may fail to meet customer demand and lose potential orders, which could adversely affect our financial results.

In addition, when we launch a new product, it is difficult to accurately forecast customer demand.  Certain products, especially custom-manufactured products or products purchased from outside the United States may require significant lead-time, payment or partial payment prior to shipment, and are often not returnable. We carry a broad selection of products and significant inventory levels of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.  Failure to properly assess our inventory needs could adversely affect our financial results.

We are highly dependent upon a single third-party fulfillment and warehouse provider and its systems. Any decrease in the quality of service offered by our fulfillment and warehouse provider will adversely affect our reputation and the growth of our business. If we fail to realize anticipated operating efficiencies at our third-party fulfillment and warehouse provider, our operating results will be adversely affected.

Our ability to receive inbound inventory and ship completed orders efficiently and in a timely manner to our customers is substantially dependent on not only a single third-party fulfillment and warehouse provider ("3PL") but also the 3PL's systems. We ship products to customers worldwide predominantly using the services of our 3PL.

If our 3PL fails to meet our distribution and fulfillment needs, our relationship with and reputation among our customers will suffer and this will adversely affect our revenue. Additionally, if our 3PL is unable to meet our distribution and fulfillment needs, particularly during the holiday season, or our contract with our 3PL is terminated, we may be required to secure a second-source or replacement fulfillment and warehouse provider. If we fail to secure, or are unable to secure, a fulfillment and warehouse provider on comparable terms, our reputation and our financial results could be adversely affected.

If we do not continually enhance our website and mobile platform and order processing systems or respond to rapid technological changes, we could lose customers and our net revenues could decline.

If we are unable to continually upgrade our website and our mobile platform in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we are unable to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill any potential growth in customer orders from the website successfully. As a result, we could lose customers and our net revenues could decline. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing and enhancing our website and other systems entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and remain competitive, our operating results could be adversely affected.

If we do not successfully and cost-effectively implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes or if attempts to enhance our website are unsuccessful or are not appealing to our customers, our business and operating results could be adversely affected.

Unplanned system interruptions and capacity constraints could harm our revenue and reputation.

Our business is dependent on the uninterrupted and highly-available operation of our website. We experience periodic service interruptions with our website. Service interruptions may be caused by a variety of factors, including capacity constraints, software design flaws and bugs, and third party denial of service attacks. If we fail to provide customers with such access to our website at the speed and performance at which they require even during the high traffic peak seasons, our sales and business reputation could be adversely affected.

Our systems and operations remain vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events. If we do not invest further in our infrastructure or if our website experiences frequent or lengthy service interruptions, our business and reputation could be adversely affected.

Our business could be adversely affected by data loss or other security breaches.

The nature of our business involves the use of our proprietary information as well as the storage and transmission of customers' personally identifiable and proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, enforcement actions and damage of our reputation. While we take measures to protect personally identifiable information from unauthorized access or disclosure, it is possible that our security controls over personally identifiable information may not prevent improper access or disclosure. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, an unauthorized party may be able to disrupt our operations or obtain access to our data or our customers' personally identifiable information or proprietary data. Due to the nature of sophisticated cyber-attacks, there is a risk that such attack may remain undetected for a period of time.

A cyber-attack, such as a denial of service attack, that renders our site inoperable could result in adverse consequences, including significant loss of revenues. Any security breach may also cause us to expend significant resources to restore system functionality and incur costs to deploy additional personnel, protection technologies and third party consultants to defend against a future security breach. We outsource the operation of our network connectivity and work actively to maintain up-to-date security and defense measures. If any of our outsourcing providers does not perform adequately, we may be exposed to greater risk of a cyber-attack.

Furthermore, concerns about our practices with regard to the collection, use, disclosure, or security of personal information, or other privacy related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business. We periodically review our security and privacy practices and we are continuing to implement and update policies and practices as a result of these reviews. We may not adequately identify risks and the policies and practices we implement may not be effective.

We are reliant on foreign sources of production for certain products.

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

China has experienced rapid social, political and economic changes and further changes may adversely affect our ability to procure our products from Chinese suppliers. Our ability to obtain goods on a cost effective basis is also subject to our ability to maintain relationships with our suppliers and our ability to negotiate and maintain supply arrangements on favorable terms. The Chinese Yuan (“CNY”) exchange rate to the U.S. Dollar (“USD”) has not historically been volatile. In the event that the CNY/USD exchange rate changes substantially, our suppliers could attempt to renegotiate our purchase orders with them, which could increase our costs. In addition, because our purchases are usually on a case by case basis, we are subject to the risk of unexpected changes in pricing or supply from these suppliers. We may also be unable to develop beneficial relationships with new vendors in the future.

We may be subject to product liability claims if people or property is harmed by the products we sell, which could be costly to defend and subject us to significant damage claims.

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

As a seller of consumer products, we are subject to various statutory, regulatory, and legal developments that may have a material adverse impact on our business.

As an Internet retailer of consumer products, we are subject to significant federal, state, and local laws of the United States, as well as of the European Union and other international markets. We are taking steps we believe are necessary to comply with these laws and regulations, but there can be no assurance that we will be in compliance.

The impact of complying with new or changing statutes and regulations could impose increased costs on our business and affect how we operate or execute our strategies. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations, and could have a negative impact on our future results of operations.

Increased focus on sales and use tax could subject us to liability for past sales and cause our future sales to decrease.

We currently collect sales taxes for merchandise shipped to Colorado, Ohio, Virginia, and Washington, but we do not collect sales or other taxes on shipments of our goods into the remaining states in the United States or internationally. The relocation of our fulfillment center or customer service centers or any future expansion of them, along with other aspects of our business, may result in additional sales and other tax obligations. We do not collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold that are delivered outside of the United States as our terms of sale provide that the customer is responsible for such expenses. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction e-commerce companies. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states and the U.S. Congress continue to consider initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales, and some states have adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. If any of these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors, and could result in a decrease of our future sales.

Failure to effectively manage and integrate acquisitions could have a negative impact on our business.

Part of our growth strategy is to evaluate and pursue selected acquisition and expansion opportunities. The Company completed an acquisition this year, and may look to acquire additional companies in the future. This acquisition and any future acquisitions and the successful integration of assets and businesses into our own as well as the retention of personnel require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could negatively impact our business operations. We may encounter challenges in achieving appropriate internal control over financial reporting and challenges of transitioning legacy information technology systems in connection with the integration of an acquired company. We may be unable to successfully integrate the business we acquire, including their personnel, financial systems, distribution, operations and general operating procedures and therefore may not be able to realize the anticipated return on invested capital. If we fail to integrate acquired companies successfully, our business, reputation and operating results could suffer materially. Likewise, our failure to integrate and manage acquired companies successfully may lead to impairment of the associated goodwill and intangible asset balances.

Competition in the e-commerce retail industry is intense. Our failure to compete successfully could adversely affect our revenue and financial results.

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

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost.

We are vulnerable to claims that our website and software infringe third-party intellectual property rights.  Any resulting claims against us could be costly to defend or subject us to significant damages.

We expect that our website will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of web properties in different Internet industry segments overlap. The scope of United States patent protection for software is not well-defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products. We may also receive patent infringement claims as companies increasingly seek to patent their software. Our developers may unknowingly infringe on third-party patent rights. We cannot prevent current or future patent holders or other owners of intellectual property from suing us and others seeking monetary damages or an injunction against our web offerings.  We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. We might not have sufficient resources to pay for the licenses. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products. In either event, our operating results could be adversely affected. In recent years, companies have also been subject to patent infringement claims from non-practicing entities, or "patent trolls." In addition, employees hired from competitors might utilize proprietary and trade secret information from their former employers without our knowledge, even though our employment agreements and policies clearly prohibit such practices.

Any litigation regarding our intellectual property, with or without merit, could be costly and time consuming to defend, divert the attention of our management and key personnel from our business operations and cause interruption to our website. Claims of intellectual property infringement may require us to enter into royalty and licensing agreements that may not be available on acceptable terms. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to offer our products in the United States and abroad and could result in an award of substantial damages against us. Defense of any lawsuit or failure to obtain any required license could delay release of our products and increase our costs. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be immediately and materially adversely affected.

Our Company’s success is dependent on the design and execution of appropriate business strategies.

Our Company’s success is dependent on our ability to identify, develop and execute appropriate corporate strategies. Our current strategy includes transformational change to many areas of our business, including expanding product development, improving customer website experience and customer service, re-targeting our marketing, controlling costs and improving gross margin. Achieving the goals we have set in a timely manner will be challenging, and it is possible that our strategies may prove to be ineffective and that we may need to make substantial changes to them in future periods. It is also possible that we will be unsuccessful in executing our strategies, that the strategies we will implement expose us to additional risks or that strategies that have been successful in the past will fail to produce the desired results. Our results could be materially adversely affected if we fail to design and execute appropriate strategies. The market value of our common stock could be materially adversely affected if investors are uncertain about the appropriateness of our strategies or our ability to execute them.

Risks Related To Our Financial Results

We have a history of losses and may incur net losses in the foreseeable future. If we are unable to attain consistent profitability, the market price of our common stock and our ability to raise capital and continue operations may be materially and adversely affected.

We have an accumulated deficit of $751.7 million as of December 31, 2014.  We may continue to incur net losses in the future.  If we are unable to attain profitability on a sustained basis, the market price of our common stock and our ability to raise capital and continue operations may be materially and adversely affected.

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

The primary factors over which we have limited or no control that may adversely impact our total revenue and financial results include the following:

•	specific economic conditions relating to our business

•	adoption of new government laws and regulations

•	the spending habits of our customers

•	the performance of our suppliers

•	execution by our third party fulfillment centers

•	our ability to retain key personnel.

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

A material portion of our revenue is derived from sales of products related to popular online or video games, films and television shows.  We rely on our ability to acquire rights related to popular online or video games, films and television shows and pay royalties to branded content owners for the use of their content on these products.  Competition for these licenses can be intense, and we may not be able to acquire or renew desirable licenses at reasonable rates or at all.  In addition, while part of our business strategy involves predicting future trends, we may be unsuccessful in predicting which video games, films, television shows or other pop culture phenomena will be popular in the future and target our license-acquisition activities accordingly.  Our failure to maintain our existing licenses or acquire successful new licenses at reasonable rates could significantly impact our content sales or interrupt our supply chain and require use to modify our products or business plans and could adversely impact our results of operations.

Our wholesale business is heavily dependent on sales to several large retailers.

Our wholesale business continued to grow during 2014, primarily as a result of sales to several large retailers. These large retailers could reduce their purchasing levels or cease buying products from us at any time for any reason. They could also bring to market products that compete with our successful products. In addition, our wholesale customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and returns. We have not experienced a material level of product returns to date, but the risk exists. If we lose a significant wholesale customer or if sales of our products to a significant wholesale customer materially decrease, it could have an adverse effect on our business and financial results.

Increased shipping costs and labor stoppages may adversely affect sales of our products.

Many of our products are imported from overseas and delivered to customers from our fulfillment center located in Ohio. We have established relationships with reputable common carriers for the inbound and outbound delivery of these products. If these carriers were to increase the prices they charge to ship our goods, and we pass these increases on to our customers, our customers might choose to buy comparable products locally to avoid shipping charges. In addition, these carriers may experience labor stoppages or other issues such as those being experienced in the West Coast ports, which could impact our ability to deliver products on a timely basis to our customers and adversely affect customer relationships.

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

We are subject to macroeconomic fluctuations in the U.S. economy and elsewhere. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and/or pandemic illness could cause a slowdown in sales revenue in the United States and abroad. Purchases of our products are discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or suspend their purchases of our products. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency of key suppliers resulting in product delays; customer insolvencies; counterparty failures; and increased expense or inability to obtain future financing. If weak macroeconomic conditions persist or worsen, our results of operations could be adversely affected.

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

We implemented a new enterprise resource planning (ERP) system for our Company. We expect that the ERP system will enable us to improve our productivity, stream line processes, make our operations more cost efficient and obtain website, inventory and other financial data timely and accurately. The implementation of the new ERP system has required, and will continue to require, the involvement of significant financial and human resources. The effective and efficient operation of our business is dependent on our ERP system as we rely heavily on this system to manage all aspects of our business, including forecasting, purchasing, supply chain management, financial management and safeguarding critical and sensitive information. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system or its inability to meet the continuously evolving needs of our business could disrupt our business and adversely affect the Company's business and our financial results.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2014, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $7.71 to $19.18 per share and the closing sale price on December 31, 2014, the last trading day of the year, was $8.28 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our principal locations are as follows:

Location	Purpose	Approximate Size (in square feet)	Expiration of Lease
Fairfax, Virginia	Geeknet and ThinkGeek headquarters	20,907	2019
Denver, Colorado	ThinkGeek Solutions headquarters	4,282	2017

We believe that our existing properties are in good condition and are adequate and suitable for the conduct of our business.

Item 3. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings. The disclosure under the caption “Legal Proceedings” in Part II Item 8. Note 5. Commitments and Contingencies is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol GKNT. As of February 13, 2015, there were 280 holders of record of our common stock. We have not declared any cash dividends since our inception and do not expect to pay any dividends in the foreseeable future. The high and low closing sales prices, as reported by NASDAQ, of our common stock are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Quarter	High	Low	High	Low
Fourth Quarter	$9.69	$7.71	$19.84	$16.86
Third Quarter	$12.55	$9.02	$17.17	$13.90
Second Quarter	$15.17	$12.39	$14.72	$12.51
First Quarter	$19.18	$13.76	$17.67	$14.77

The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

Issuer Purchases of Equity Securities

    The following table sets forth information regarding the Company's purchases of its common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
October 1, 2014 to October 31, 2014	145	$9.52
November 1, 2014 to November 30, 2014	127	$8.71
December 1, 2014 to December 31, 2014	449	$8.28
Total	721

(1) All shares were repurchased to satisfy minimum tax withholding obligations from vestings of restricted stock units.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ Stock Market (U.S.) Index, the S&P 600 SmallCap Internet Retail Index and the RDG Internet Composite (“RDG”) Index for the period commencing December 31, 2009 and ending on December 31, 2014. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and with Part II Item 8. Financial Statements and Supplementary Data and the related notes. Historical amounts have been recast to present the results of the Media business sold on September 17, 2012 and Geek.com, which was sold in December 2010, as discontinued operations. The historical results are not necessarily indicative of results that may be expected for any future period.

Summary Financial Information
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Consolidated Statements of Operations Data:
Net revenue from continuing operations	$140,705	$138,262	$118,913	$99,057	$76,335
Cost of revenue from continuing operations	116,437	111,145	97,848	83,602	63,036
Gross margin from continuing operations	24,268	27,117	21,065	15,455	13,299
Net (loss) income from continuing operations (1)	(8,272)	(167)	1,805	(3,447)	(4,259)
(Loss) income from discontinued operations, net of tax (2)	—	(67)	12,102	1,932	(595)
Net (loss) income (3)	(8,272)	(234)	13,907	(1,515)	(4,854)
(Loss) income per share from continuing operations:
Basic	(1.24)	(0.03)	0.28	(0.55)	(0.70)
Diluted	(1.24)	(0.03)	0.28	(0.55)	(0.70)
(Loss) income per share from discontinued operations:
Basic	—	(0.01)	1.87	0.31	(0.10)
Diluted	—	(0.01)	1.85	0.31	(0.10)
Net (loss) income per share:
Basic	(1.24)	(0.04)	2.15	(0.24)	(0.80)
Diluted	(1.24)	(0.04)	2.12	(0.24)	(0.80)
Shares used in per share calculation:
Basic	6,697	6,620	6,466	6,319	6,073
Diluted	6,697	6,620	6,556	6,319	6,073
Selected Balance Sheet data:
Cash, cash equivalents and investments	54,747	53,084	57,294	36,910	35,341
Working capital	58,902	67,452	65,254	40,318	37,198
Total assets	87,837	89,706	85,872	64,292	66,757
Non-current liabilities	925	—	29	343	302
Total stockholders’ equity	$62,822	$69,967	$69,083	$49,781	$46,993

(1)
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

(2)
(Loss) income from discontinued operations, net of tax in each of the periods presented include Media business revenues, cost of sales and operating and non operating expenses, excluding general corporate costs. The year ended December 31, 2010 also includes $0.2 million of losses from discontinued operations from the sale of Geek.com.

(3)	Net income of $13.9 million for the year ended December 31, 2012 included a gain of $13.7 million for the sale of the Company's Media business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in “Item 1A. Risk Factors” and elsewhere in this Form 10-K. See “Caution Concerning Forward-Looking Statements.”

Overview

    We sell collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through our ThinkGeek website and certain exclusive products to our wholesale customers. Since 1999, ThinkGeek has been creating a world where everyone can embrace their inner geek, express their passions and connect with one another. In August 2014, Geeknet, through its newly formed wholly-owned subsidiary, ThinkGeek Solutions, completed the acquisition of substantially all of the assets and certain liabilities of Treehouse. Since 2009, Treehouse has distributed video game-themed merchandise for the gaming community and has engaged their fans with unique and exclusive products. We offer a broad range of unique products through our ThinkGeek website that are typically not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis. Some ThinkGeek products are custom made and developed by GeekLabs, our in-house product development team. We have several wholesale arrangements with brick-and-mortar retailers located throughout the U.S. and internationally, allowing us to reach a broader consumer audience and expand our brand awareness. Through ThinkGeek Solutions, we now distribute a wide variety of video game-themed merchandise through the ThinkGeek Solutions web-stores built for the gaming community.

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

Our business strategy is to increase revenue by expanding the range of new and innovative products we sell, including our exclusive GeekLabs products, to manage gross margin dollars at the product level, to increase traffic to our ThinkGeek website and customer conversion, and to efficiently deliver goods to our customers.

Our marketing strategy is focused on acquiring new customers efficiently and building brand loyalty with existing customers to encourage repeat purchases. We market to prospective and current customers through all core online marketing channels: email, paid search, affiliate marketing, online display advertising, and social media. Our promotional strategy is focused on providing a range of special offers and sales designed to maximize profitable incremental sales using tried-and-true direct marketing techniques. These offers are programmed around specific themes, including product launches and holidays. We also utilize social networking platforms such as Facebook, Twitter, Pinterest, Google+, YouTube, Instagram, Wanelo, and Vine to communicate with customers, increase brand awareness and generate interest in our new product launches.

The Company has two reportable segments. The "Website" segment sells geek-themed retail products and video game-themed merchandise through the ThinkGeek website and through the ThinkGeek Solutions web-stores. The "Wholesale" segment sells primarily exclusive GeekLabs products to brick-and-mortar retailers. Prior to September 17, 2012, the Company had two reportable segments: e-Commerce and Media. The Media segment was discontinued in 2012 when it was sold to Dice Holdings, Inc.

    We currently use the following key metrics to measure our sales derived from our ThinkGeek website:

	Year Ended December 31,
	2014	2013	2012
Unique visitors (in thousands) (1)	85,423	91,212	89,330
Conversion rate	2.24%	2.21%	2.25%

Number of orders shipped (in thousands) (2)	1,911	2,020	2,010
Average order value shipped (3)	$56	$57	$56

(1)
Unique visitors is the total of unique visitors for the ThinkGeek website during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to our ThinkGeek website to help us determine the effectiveness of our marketing efforts. This metric is herein referred to as "daily unique visitors." Daily unique visitors as presented excludes the impact from ThinkGeek Solutions in order to show comparable period over period results. Since the date of acquisition, the ThinkGeek Solutions web-stores had 14.7 million daily unique visitors.

(2)
The number of orders shipped represents all ThinkGeek website orders associated with the amount of revenue recognized for the periods presented. The number of orders shipped excludes the impact from ThinkGeek Solutions in order to show comparable period over period results. Since the date of acquisition, ThinkGeek Solutions has contributed approximately 82 thousand shipped orders.

(3)
Average order value shipped is calculated by the total Website sales for orders shipped divided by the number of Website orders. Average order value shipped can vary depending on, but not limited to, seasonality, promotions, the competitive environment and economic conditions. Average order value shipped as presented excludes the impact from ThinkGeek Solutions. Including ThinkGeek Solutions, the average order value shipped was not impacted.

In addition to our Website sales, we also had sales through our wholesale channel of $29.1 million, $22.4 million, and $7.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. These wholesale revenues primarily consisted of sales of certain unique licensed ThinkGeek products.

Critical Accounting Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, we believe the following critical accounting estimates reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting estimates should be read in conjunction with our consolidated financial statements and related notes.

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

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, we consider our historical experience of shipping transit times for domestic and international orders. On average, shipping transit times are approximately one to eight business days. As of December 31, 2014 and December 31, 2013, $1.2 million and $1.6 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

We reserve an amount for estimated returns on Website orders at the end of each reporting period. We provide ThinkGeek website customers a 90-day right to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at December 31, 2014 and December 31, 2013 were $0.8 million and $0.5 million, respectively.

Inventory Valuation
Inventories consist primarily of finished goods that are valued at the lower of cost, using the weighted-average cost method, or market. We value our inventory at the lower of cost or market based on analyzing current retail prices as well as the age of our inventory. If demand for our products deteriorates, then additional write-downs may be required.

Geek Points Accruals

We maintain a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and recent trends. The estimated cost of the redemptions for the Geek Points earned is included in Cost of revenue on the Company's Consolidated Statements of Operations.

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

Goodwill

    We evaluate goodwill for impairment annually as of December 31, and when an event occurs or circumstances change that indicates that the carrying amount may not be recoverable. The Company performs the annual goodwill impairment assessment first by using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, additional quantitative impairment testing is performed. The quantitative assessment of goodwill impairment is tested at the reporting unit level by comparing the carrying amount of the reporting unit's net assets, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. The fair value of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. The preparation of the goodwill impairment analysis requires us to make significant estimates and assumptions with respect to the determination of fair values of tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our business and changes in our strategy or our internal forecasts.

Results of Operations and Discontinued Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the Consolidated Statements of Operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	82.8	80.4	82.3
Gross margin	17.2%	19.6%	17.7%
Operating expenses:
Sales and marketing	11.2	8.6	7.7
Technology and design	6.1	4.4	3.3
General and administrative	5.7	6.7	8.4
Acquisition-related costs	0.2	—	—
Total operating expenses	23.2%	19.7%	19.4%
Loss from operations	(6.0)	(0.1)	(1.7)
Gain on sale of non-marketable securities	—	—	3.4
Interest and other income (expense), net	0.1	—	(0.1)
(Loss) income from continuing operations before income taxes	(5.9)	(0.1)	1.6
Income tax provision	—	—	—
Net (loss) income from continuing operations	(5.9)%	(0.1)%	1.5%
(Loss) income from discontinued operations, net of tax	—%	—%	10.2%
Net (loss) income	(5.9)%	(0.2)%	11.7%

Net Revenue

Net revenue is derived from the online sale of consumer goods through our Website segment, and through our Wholesale segment. Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts, and sales taxes. Wholesale net revenue is presented net of discounts and allowances. We sell and ship our products domestically and internationally.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
($ in thousands)
Website revenue	$111,609	$115,909	(4)%	$115,909	$111,938	4%
Wholesale revenue	29,096	22,353	30%	22,353	6,975	220%
Net revenue	$140,705	$138,262	2%	$138,262	$118,913	16%

    Net revenue increased $2.4 million during the year ended December 31, 2014 as compared to the prior period. Our Wholesale segment continued to deliver strong growth, resulting in an increase in revenue which more than offset the decline in our Website revenue. Net revenue had increased $19.3 million during the year ended December 31, 2013 as compared to 2012, primarily due to an increase in revenue through our Wholesale segment and an increase in Website revenue driven by higher daily unique visitors and average order value shipped.
During 2014, we introduced a number of new products that included unique theme-based products developed in our GeekLabs. Our best selling products during 2014 were licensed products that related to Minecraft, Doctor Who, Star Wars and Star Trek. Some of our popular licensed products this year were the R2-D2 USB Car Charger, the Minecraft Creeper backpack, the R2-D2 Measuring Cups, and the Flux Capacitor USB Car Charger. We are authorized to sell our unique GeekLabs products with licensed themes such as StarWars, StarTrek or Minecraft through the relationships we have with Disney, CBS and Mojang, respectively.
    Website
Website revenue declined $4.3 million for the year ended December 31, 2014 as compared to the prior year period. This decrease was driven by a decline in the number of daily unique visitors as well as a decline in the average order value for shipped orders. Excluding the impact from the Treehouse acquisition, the number of daily unique visitors decreased from 91.2 million at December 31, 2013 to 85.4 million at December 31, 2014. This decrease is primarily due to a decline in e-mail open rates as well as a decline in social media traffic. In addition, the average order value for shipped orders from the Website segment experienced a decline from $57 as of December 31, 2013 to $56 as of December 31, 2014.
Website revenue had increased $4.0 million during the year ended December 31, 2013 as compared to 2012. Daily unique visitors had increased from 89.3 million to 91.2 million and average order value for shipped orders from the Website segment had improved from $56 to $57 during the year ended December 31, 2013 as compared to 2012.
Website revenues for international orders were $24.1 million, $24.2 million, and $22.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Wholesale
Wholesale revenue increased $6.7 million and $15.4 million during the years ended December 31, 2014 and December 31, 2013, as compared to their respective prior periods. We continue to strengthen our relationships with existing clients and acquire new clients who have particular interest in certain unique licensed ThinkGeek products. We have wholesale agreements with several large retailers in the toy, gaming and pop culture markets that have many brick-and-mortar locations throughout the United States and internationally. Some of our current wholesale clients include Barnes and Noble, f.y.e., GameStop, Hot Topic, Kohl's, Kroger, Meijer, Target, Toys "R" Us, and Walmart.
Wholesale revenue for international orders were $5.8 million, $2.6 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
($ in thousands)
Cost of revenue
Website cost of revenue	$97,489	$96,458	1%	$96,458	$92,758	4%
Wholesale cost of revenue	18,948	14,687	29%	14,687	5,090	189%
Total cost of revenue	$116,437	$111,145	5%	$111,145	$97,848	14%

Gross margin
Total gross margin	$24,268	$27,117	(11)%	$27,117	$21,065	29%
Total gross margin %	17.2%	19.6%		19.6%	17.7%
Website gross margin %	12.7%	16.8%		16.8%	17.1%
Wholesale gross margin %	34.9%	34.3%		34.3%	27.0%

Gross margin as a percentage of revenues for the year ended December 31, 2014 decreased by approximately two percentage points from the year ended December 31, 2013. This decrease was driven primarily by higher product costs, an increase in promotions, higher royalty fees, as well as higher fulfillment costs attributable to issues experienced at our third-party fulfillment center. Gross margin as a percentage of revenues for the year ended December 31, 2013 had increased by approximately two percentage points from the year ended December 31, 2012. This increase was primarily attributable to higher sales of our unique Geeklabs products which generally have higher gross margins and improved margins from our Wholesale segment, despite higher royalty fees as a percentage of revenues.

We are continually analyzing gross margins by product and category levels to ensure that product mix and product costs are in line with our gross margin expectations. We work to manage gross margins through negotiations with our vendors to reduce costs related to our products, materials, fulfillment and shipping.

Website
Gross margin as a percentage of revenue for Website decreased by approximately four percentage points when comparing the year ended December 31, 2014 to the prior year period. This decrease is primarily due to higher product costs and higher royalties fees as percentages of revenue. Gross margin as a percentage of revenue for Website remained constant at approximately 17% when comparing the year ended December 31, 2013 to December 31, 2012.

Website cost of revenues increased $1.0 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013 primarily due to an increase in fulfillment costs of $0.7 million, and an increase in royalty fees of approximately $0.4 million. Fulfillment costs increased and revenue was negatively impacted during the holiday season due to delivery issues experienced at our third-party fulfillment center and related customer service issues.

Website cost of revenues increased $3.7 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily due to an increase in shipping costs of $3.1 million and an increase in royalty fees of $1.5 million. These costs were partially offset by a decrease in product costs of $0.5 million and cost savings of approximately $0.5 million in our customer service department. Shipping costs increased as a result of higher sales in 2013, and offering free upgraded shipping to our customers during the holiday season.

Wholesale
Gross margin as a percentage of revenue for Wholesale increased by approximately one percentage point when comparing the year ended December 31, 2014 to December 31, 2013. This increase is primarily due to lower royalty fees as a percentage of revenue, partially offset by higher product costs as a percentage of revenue. Gross margin as a percentage of revenue for Wholesale had increased by approximately seven percentage points when comparing the year ended December 31, 2013 to December 31, 2012. This increase was primarily due to lower product costs as a percentage of revenue, partially offset by higher royalty fees and higher packaging and fulfillment costs as percentages of revenue. Wholesale product costs were lower as a percentage of revenue because we primarily sold GeekLabs products through our Wholesale segment which generally have higher product margins.
Wholesale cost of revenues increased $4.3 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013. Higher sales volume drove an increase in product costs of $3.1 million, an increase in royalty fees of $0.7 million, and an increase in packaging and fulfillment costs of $0.5 million.

Wholesale cost of revenues increased $9.6 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012 primarily due to an increase in product costs of $4.4 million, an increase in royalty fees of $3.5 million, and an increase in packaging and fulfillment costs of $1.2 million. Product and packaging and fulfillment costs increased as a result of higher sales to our wholesale clients in 2013 compared to 2012. Royalty payments to our third-party licensors increased primarily as a result of higher sales of licensed products through our Wholesale segment.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
($ in thousands)
Sales and marketing	$15,733	$11,888	32%	$11,888	$9,184	29%
Percentage of total net revenue	11%	9%		9%	8%

Sales and marketing expenses increased $3.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in marketing expenses related to brand marketing of $1.7 million, costs related to external wholesale commissions of $1.2 million, paid search fees of $0.3 million and affiliate partnership expenses of $0.2 million. During 2014, the Company launched a new brand and redesigned the ThinkGeek website. We are continuing to implement new programs and to build on existing programs to increase brand awareness and attract more visitors to our ThinkGeek website and ThinkGeek Solutions web-stores.

Sales and marketing expenses increased $2.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase of $2.5 million in marketing expenses related to market research, affiliate partnerships, paid search and online display advertising. Sales and marketing expenses were also higher due to an increase of $0.3 million in electronic payment services and credit card fees, and an increase of $0.3 million in accrued bonus and commission expense. These expenses were partially offset by a savings of $0.4 million in printed catalogs. The marketing related expenses increase was due to implementing new programs and building on existing marketing programs to attract more attention and visitors to our ThinkGeek website. We had also retained consultants to assist us in researching marketing matters such as revising certain terms and conditions of our Geek Points program and a market study of our current and potential customers. Electronic payment services and credit card fees increased due to a higher volume of transactions. The savings in printed catalogs was due to the discontinuance of printed catalogs in the second half of 2012.

Technology and Design Expenses

Technology and design expenses consist of personnel and related overhead expenses for GeekLabs and developers that design and create new products to sell on our ThinkGeek website. It also includes personnel and related overhead and technology expenses for our engineering group that work to continually improve website design, functionality and capacity, as well as costs related to our enterprise resource planning (ERP) system.  A majority of our technology and design costs are expensed as they are incurred. A portion of the costs incurred to develop internal-use software that meet certain criteria are capitalized as property and equipment in the accompanying Consolidated Balance Sheets.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
($ in thousands)
Technology and design	$8,611	$6,076	42%	$6,076	$3,968	53%
Percentage of total net revenue	6%	4%		4%	3%

Technology and design expenses increased $2.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This is primarily due to higher costs of approximately $1.8 million related to implementation and on-going costs related to our ERP system and an increase of $0.5 million in personnel and related overhead expenses. Implementation costs include consultant fees related to ongoing support and custom modifications to the web-based application.

Technology and design expenses increased $2.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This was primarily due to an increase of $0.9 million in personnel and related overhead expenses, an increase of $0.8 million in database costs, and an increase of approximately $0.3 million in equipment and facility related costs. We had hired specialists in custom manufacturing for our GeekLabs group, and we had hired specialists to support the infrastructure and functionality of the Company's ThinkGeek website and reporting systems for our engineering group.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
($ in thousands)
General and administrative	$8,039	$9,296	(14)%	$9,296	$10,001	(7)%
Percentage of total net revenue	6%	7%		7%	8%

General and administrative expenses decreased $1.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a decrease of $1.0 million in stock based compensation related to the departure of certain members of senior management in the prior year period, as well as a decrease of approximately $0.3 million in accounting related services.

General and administrative expenses decreased $0.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease of $0.9 million in stock based compensation and a decrease of $0.3 million in salaries and accrued bonus expenses, partially offset by an increase of $0.4 million in recruiting fees. Stock based compensation was lower due to the departure of key senior management during 2013. Recruiting fees were higher due to new executive hires.

Acquisition-Related Costs

Acquisition-related costs include any changes in the estimated fair value of performance-based contingent consideration payments which were initially recorded in connection with our acquisition of Treehouse, and third-party fees incurred in connection with our acquisition activity. For the year ended December 31, 2014, acquisition-related costs were approximately $0.3 million.

In each period, we revise our accrual for earn-out payments based on our current estimates of performance relative to the stated target. The accrual could be adjusted if the achievement of goals results in an amount paid that is different from our accrual estimate.

Income Taxes

	Year Ended December 31,
	2014	2013	2012
($ in thousands)
Income tax provision	$12	$—	$6

In prior years, we performed a study addressing the recoverability of our net operating loss carryforwards. The results of the study indicated that there was a change of control as defined by Section 382 of the Internal Revenue Code in 2008. As a result of the change in control, utilization of approximately $16.4 million of the net operating losses are subject to an annual limitation. Consistent with historical practice, we continue to fully reduce the net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to our conclusion that it is more likely than not that we would not recover the deferred tax assets. The amount of federal net operating losses available to offset taxable income in 2015 and beyond as of December 31, 2014 is $29.2 million. Additionally, the Company does not have a history of taxable income, therefore we have not recorded a benefit on the loss for the year ended December 31, 2014.

Discontinued Operations, Net of Tax

	Year Ended December 31,
	2013	2012
($ in thousands)
Loss from discontinued operations	$(119)	$(1,509)
Gain on sale of discontinued operations	—	13,712
Income tax (benefit) provision from discontinued operations	(52)	101
(Loss) income from discontinued operations, net of tax	$(67)	$12,102

Due to the sale of our Media business on September 17, 2012, the results of the Media business are classified as (Loss) income from discontinued operations for the years ended December 31, 2013 and 2012. The results include Media business revenues, cost of sales and operating and non-operating expenses, excluding previously allocated general corporate costs.

On September 17, 2012, the Company entered into a purchase agreement with Dice Holdings, Inc. ("Dice") and two of Dice's subsidiaries, (collectively, the "Buyers") pursuant to which the Buyers purchased the Company's Media business segment, including the SourceForge, Slashdot and Freecode websites and assumed certain related liabilities. In accordance with the terms of the purchase agreement, the Buyers paid the Company $20.0 million in cash. The $13.7 million gain on the sale of the Media business segment for the year ended December 31, 2012 is the selling price of $20.0 million less the carrying value of certain assets and liabilities assumed by the Buyers, offset by transaction costs of $1.1 million.

The income tax benefit for the year ended December 31, 2013 represents federal and state tax receivables as a result of overpayments. The tax provision recorded on discontinued operations for the year ended December 31, 2012 represents the tax based upon the with and without method. The 2012 tax provision is significantly lower than the statutory rate as a result of net operating losses recognized with a full valuation allowance.

Liquidity and Capital Resources

	Year Ended December 31,
($ in thousands)	2014	2013	2012
Net cash provided by (used in):
Continuing operations
Operating activities	$4,002	$(5,975)	$(1,883)
Investing activities	(1,764)	2,784	21,787
Financing activities	(575)	(980)	(849)
Discontinued operations	—	(39)	1,329
Net change in cash and cash equivalents	$1,663	$(4,210)	$20,384

Operating Activities

Net cash provided by operating activities was $4.0 million for the year ended December 31, 2014 as compared to net cash used in operating activities of $6.0 million for the year ended December 31, 2013. When compared to the prior year, the change in the net cash provided by operating activities was primarily driven by changes in the timing of receipts in accounts receivable from our wholesale customers, as well as the timing of purchases of our inventory. These increases to net cash provided by operating activities more than offset our higher net loss from operations, as adjusted for non-cash items.

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

Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was $1.8 million, consisting primarily of $1.4 million for the acquisition of Treehouse, $0.2 million for internal-use software development costs as part of the ERP implementation, and approximately $0.2 million in other property and equipment investments.

Cash provided by investing activities for the year ended December 31, 2013 of $2.8 million included $3.0 million in proceeds, previously held in escrow, from the sale of the Media business.

Cash provided by investing activities for year ended December 31, 2012 of $21.8 million included proceeds of $17.0 million for the sale of the Company's Media business and proceeds of $6.0 million for the sale of the Company's series C-1 preferred stock investment in CollabNet, Inc., partially offset by $1.1 million in transaction costs and $0.1 million in investments in property and equipment.

Financing Activities

Cash used in financing activities for the year ended December 31, 2014 included approximately $0.3 million for the settlement of a contingent short-term liability related to the acquisition of Treehouse that was due to the seller based on the terms in the asset purchase agreement and approximately $0.4 million for the repurchase of our common stock to satisfy the employees' minimum tax withholding obligations that arose from the vesting of restricted stock units, partially offset by cash provided by the issuance of common stock from stock option exercises.

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

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. If utilized, the applicable interest rate for the credit facility would be 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2014, and the facility now expires October 15, 2015. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2014, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

We expect to devote capital resources to continue:

•	developing unique, exclusive GeekLabs products;

•	investing in engineering and infrastructure that will provide us with opportunities and capabilities to support future growth;

•	improving website and mobile user experience and functionality;

•	investing to expand our business platform;

•	investing in marketing programs to expand our brand awareness;

•	investing and improving product safety and quality assurance testing;

•	investing in human resources and leadership;

•	investing in capital projects that support our distribution and related support systems;

•	optimizing supplier and manufacturer relationships; and

•	investing in other general corporate activities.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and other commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. The following table summarizes our contractual obligations and commitments as of December 31, 2014 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	Thereafter
Operating Lease Obligations (1)	$2,205	$449	$1,455	$301
Purchase Obligations (2)	2,516	1,861	655	—
Total Obligations	$4,721	$2,310	$2,110	$301

(1) Includes future payments for the Company's facilities under non-cancelable operating leases that expire at various dates through 2019.

(2) Includes a one-time termination fee that we would be required to pay to our third-party fulfillment and warehouse provider if we were to cancel our contract with them and also includes committed licensing payments and other service agreements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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
We have audited the accompanying consolidated balance sheets of Geeknet, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geeknet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. On August 1, 2014, Geeknet, Inc. acquired substantially all of the assets and certain liabilities of Treehouse Brand Stores, LLC (“Treehouse”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, Treehouse’s internal control over financial reporting associated with total assets of approximately $3.6 million and total revenues of approximately $5.4 million included in the consolidated financial statements of Geeknet, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Treehouse.

/s/ KPMG LLP
McLean, Virginia
February 23, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Geeknet, Inc.:
We have audited Geeknet, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Geeknet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
On August 1, 2014, Geeknet, Inc. acquired substantially all of the assets and certain liabilities of Treehouse Brand Stores, LLC (“Treehouse”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, Treehouse’s internal control over financial reporting associated with total assets of approximately $3.6 million and total revenues of approximately $5.4 million included in the consolidated financial statements of Geeknet, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Treehouse.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geeknet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
February 23, 2015

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$54,747	$53,084
Accounts receivable, net of allowance of $0 and $6 as of December 31, 2014 and December 31, 2013, respectively	7,637	9,719
Inventories, net	17,752	20,186
Prepaid expenses and other current assets	2,856	4,202
Total current assets	82,992	87,191
Property and equipment, net	1,601	2,465
Goodwill	1,973	—
Other intangible assets, net	1,188	—
Other long-term assets	83	50
Total assets	$87,837	$89,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,104	$10,250
Deferred revenue	3,290	2,828
Accrued and other liabilities	7,696	6,661
Total current liabilities	24,090	19,739
Other long-term liabilities	925	—
Total liabilities	25,015	19,739
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 7,005 and 6,901 shares, as of December 31, 2014 and December 31, 2013, respectively; outstanding — 6,720 and 6,639 shares as of December 31, 2014 and December 31, 2013, respectively	7	7
Treasury stock, 285 shares at December 31, 2014 and 263 shares at December 31, 2013	(3,834)	(3,479)
Additional paid-in capital	818,308	816,826
Accumulated other comprehensive income	16	16
Accumulated deficit	(751,675)	(743,403)
Total stockholders’ equity	62,822	69,967
Total liabilities and stockholders’ equity	$87,837	$89,706

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net revenue	$140,705	$138,262	$118,913
Cost of revenue	116,437	111,145	97,848
Gross margin	24,268	27,117	21,065
Operating expenses:
Sales and marketing	15,733	11,888	9,184
Technology and design	8,611	6,076	3,968
General and administrative	8,039	9,296	10,001
Acquisition-related costs	264	—	—
Total operating expenses	32,647	27,260	23,153
Loss from operations	(8,379)	(143)	(2,088)
Gain on sale of non-marketable securities	—	—	4,021
Interest and other income (expense), net	119	(24)	(122)
(Loss) income from continuing operations before income taxes	(8,260)	(167)	1,811
Income tax provision	12	—	6
Net (loss) income from continuing operations	(8,272)	(167)	1,805
Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(67)	12,102
Net (loss) income	$(8,272)	$(234)	$13,907
(Loss) income per share from continuing operations:
Basic	$(1.24)	$(0.03)	$0.28
Diluted	$(1.24)	$(0.03)	$0.28
(Loss) income per share from discontinued operations:
Basic	$—	$(0.01)	$1.87
Diluted	$—	$(0.01)	$1.85
Net (loss) income per share:
Basic	$(1.24)	$(0.04)	$2.15
Diluted	$(1.24)	$(0.04)	$2.12
Shares used in per share calculations:
Basic	6,697	6,620	6,466
Diluted	6,697	6,620	6,556

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(8,272)	$(234)	$13,907
Other comprehensive (loss) income:
Foreign currency translation income	—	—	17
Comprehensive (loss) income	$(8,272)	$(234)	$13,924

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2011	6,361	$7	$(978)	$807,829	$(1)	$(757,076)	$49,781
Issuance of common stock	194	—	—	355	—	—	355
Repurchase of restricted stock	—	—	(1,204)	—	—	—	(1,204)
Stock based compensation	—	—	—	6,227	—	—	6,227
Net income	—	—	—	—	—	13,907	13,907
Other comprehensive income	—	—	—	—	17	—	17
BALANCE AT DECEMBER 31, 2012	6,555	$7	$(2,182)	$814,411	$16	$(743,169)	$69,083
Issuance of common stock	172	—	—	317	—	—	317
Repurchase of restricted stock	(34)	—	(543)	—	—	—	(543)
Repurchase of common stock	(54)	—	(754)	—	—	—	(754)
Stock based compensation	—	—	—	2,098	—	—	2,098
Net loss	—	—	—	—	—	(234)	(234)
BALANCE AT DECEMBER 31, 2013	6,639	$7	$(3,479)	$816,826	$16	$(743,403)	$69,967
Issuance of common stock	103	—	—	30	—	—	30
Repurchase of restricted stock	(22)	—	(355)	—	—	—	(355)
Stock based compensation	—	—	—	1,452	—	—	1,452
Net loss	—	—	—	—	—	(8,272)	(8,272)
BALANCE AT DECEMBER 31, 2014	6,720	$7	$(3,834)	$818,308	$16	$(751,675)	$62,822

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities from continuing operations:
Net (loss) income	$(8,272)	$(234)	$13,907
Loss (income) from discontinued operations, net of tax	—	67	(12,102)
(Loss) income from continuing operations	(8,272)	(167)	1,805
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,383	1,258	1,394
Stock-based compensation expense	1,445	2,070	3,559
Change in fair value of contingent consideration liability	106	—	—
Deferred income taxes	10	—	—
Provision for bad debts	(5)	70	38
Provision for inventory write-downs	102	(15)	120
Gain on sale of non-marketable securities	—	—	(4,021)
Loss on disposal of assets, net	4	16	53
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	2,127	(8,739)	(322)
Inventories	3,136	(3,514)	(7,842)
Prepaid expenses and other assets	1,487	96	(1,855)
Accounts payable	2,154	58	4,636
Deferred revenue	179	525	744
Accrued and other liabilities	96	2,396	122
Other long-term liabilities	50	(29)	(314)
Net cash provided by (used in) operating activities	4,002	(5,975)	(1,883)
Cash flows from investing activities:
Acquisition of a business	(1,421)	—	—
Purchase of property and equipment	(343)	(216)	(113)
Proceeds from sale of non-marketable equity investment	—	—	6,000
Proceeds from sale of discontinued operations	—	3,000	17,000
Transaction costs from sale of discontinued operations	—	—	(1,100)
Net cash (used in) provided by investing activities	(1,764)	2,784	21,787
Cash flows from financing activities:
Payment of contingent consideration	(250)	—	—
Proceeds from issuance of common stock	30	317	355
Repurchase of stock	(355)	(1,297)	(1,204)
Net cash used in financing activities	(575)	(980)	(849)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	—	(39)	2,395
Net cash used in investing activities	—	—	(1,066)
Net cash (used in) provided by discontinued operations	—	(39)	1,329
Net change in cash and cash equivalents	1,663	(4,210)	20,384
Cash and cash equivalents, beginning of year	53,084	57,294	36,910
Cash and cash equivalents, end of period	$54,747	$53,084	$57,294

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Overview

Geeknet, Inc. ("Geeknet") through its wholly-owned subsidiary, ThinkGeek, Inc. (“ThinkGeek”), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website (the "ThinkGeek website") and certain exclusive products to the Company's wholesale customers. Since 1999, ThinkGeek has been creating a world where everyone can embrace their inner geek, express their passions and connect with one another. In August 2014, Geeknet, through its newly formed wholly-owned subsidiary ThinkGeek Solutions, Inc. ("ThinkGeek Solutions" and together with Geeknet and ThinkGeek, the "Company"), completed the acquisition of substantially all of the assets and certain liabilities of Treehouse Brand Stores, LLC ("Treehouse"). Since 2009, Treehouse has distributed video game-themed merchandise for the gaming community through web-stores (the "ThinkGeek Solutions web-stores") and has engaged its fans with unique and exclusive products. This acquisition aligns with the Company's strategic priorities and will allow it to expand its platform to increase its customer base. ThinkGeek Solutions remains managed by Treehouse's former leadership team and is headquartered in Denver, Colorado.

ThinkGeek offers a broad range of unique products through its ThinkGeek website that are often not available in traditional brick-and-mortar stores. The Company introduces a range of new products to ThinkGeek's audience on a regular basis. Some ThinkGeek products are custom made and developed by the Company's in-house product development team ("GeekLabs"). The Company has several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally, allowing the Company to reach a broader consumer audience and expand its brand awareness. ThinkGeek Solutions distributes a wide variety of video game-themed merchandise to its customer base through the ThinkGeek Solutions web-stores built for the gaming community.

The Company has two reportable segments. The "Website" segment sells geek-themed retail products and video game-themed merchandise through the ThinkGeek website and through the ThinkGeek Solutions web-stores. The "Wholesale" segment sells primarily exclusive GeekLabs products to brick-and-mortar retailers.

2.      Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of the Company's Media business, which was sold on September 17, 2012, are classified as discontinued operations for the years ended December 31, 2013 and 2012 in the Company's Consolidated Statements of Operations. The cash flows from the Media business' operating and investing activities are shown separately in cash flows from discontinued operations, with the exception of proceeds from the sale of the Media business and related transaction costs. See Note 10. Discontinued Operations for additional information.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated. Estimates include, but are not limited to, orders in transit at the end of the reporting period, provision for returns, inventory valuation, Geek Point accruals, stock-based compensation, the fair values of certain assets acquired and liabilities assumed in a business combination, and income taxes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Income Taxes, to amend previous guidance for income taxes and requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013 and subsequent interim periods. The standard shall be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this standard, which became effective January 1, 2014, did not have an impact on the Company's results of operations or its financial position.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. The Company has three operating segments: Website, Wholesale, and ThinkGeek Solutions, and two reportable segments: Website and Wholesale. The ThinkGeek Solutions operating segment has been aggregated into the Website reportable segment. The Website segment sells geek-themed retail products and video game-themed merchandise through the ThinkGeek website and through the ThinkGeek Solutions web-stores. The Wholesale segment sells primarily exclusive GeekLabs products to brick-and-mortar retailers.

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

Goodwill and Other Intangible Assets

Identifiable intangible assets were recorded based on their estimated fair values in connection with the acquisition of Treehouse. The identifiable intangible assets are amortized on a straight-line basis over their respective useful lives ranging from three to five years. Amortization expense for identifiable intangible assets was $0.1 million for the year ended December 31, 2014. Identifiable intangible assets with finite lives are reviewed for impairment when events and circumstances indicate that the carrying value may not be recoverable. The changes in the carrying amount of the intangible assets for the year ended December 31, 2014 are as follows (in thousands):

	Gross Asset	Accumulated Amortization	Net Asset
Other intangible assets:
Acquired license agreements	$1,040	$(87)	$953
Developed technology	138	(11)	127
Non-competition agreement	82	(11)	71
Customer lists	43	(6)	37
Total identifiable intangible assets	$1,303	$(115)	$1,188

Estimated amounts that will be amortized related to purchased intangibles are as follows as of December 31, 2014 (in thousands):

Year Ending December 31:	Amortization of Intangible Assets
2015	$277
2016	277
2017	260
2018	236
2019	138
Total	$1,188

Goodwill was recorded as the excess of the purchase price over the net assets acquired. Goodwill was assigned to the Company's reporting units, which are its operating segments. As of December 31, 2014, the goodwill was assigned to the ThinkGeek Solutions operating segment, which is aggregated into the Website reportable segment. As of December 31, 2014, approximately $1.1 million of goodwill is expected to be deductible for tax purposes. The changes in the carrying amount of goodwill for the year ended December 31, 2014 is as follows (in thousands):

Carrying Amount
Goodwill - January 1, 2014	$—
Acquisition of business - Treehouse	1,973
Goodwill - December 31, 2014	$1,973

The Company evaluates goodwill for impairment annually as of December 31, and when an event occurs or circumstances change that indicates that the carrying amount may not be recoverable. The Company performs the annual goodwill impairment assessment first by using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, additional quantitative impairment testing is performed. The quantitative assessment of goodwill impairment is tested at the reporting unit level by comparing the carrying amount of the reporting unit's net assets, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. The preparation of the goodwill impairment analysis requires the Company to make significant estimates and assumptions with respect to the determination of fair values of tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in its business and changes in its strategy or its internal forecasts. The Company performed its annual goodwill impairment assessment as of December 31, 2014 using the qualitative approach, and determined that it was not more likely than not that the goodwill was impaired.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist principally of cash deposited in money market and checking accounts and other highly-liquid short term investments.

Credit Line

On December 12, 2011, the Company entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided it with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. If utilized, the applicable interest rate for the credit facility would be 2.5% above one or three month LIBOR. The revolving credit facility was renewed during the fourth quarter of 2014, and now expires October 15, 2015. To date, the Company has not drawn down on our line of credit and has no plans to do so at this time. As part of the agreement, the Company must keep a minimum of $5 million in bank accounts at Wells Fargo Bank at all times. This credit line is collateralized by substantially all of the assets of the Company. As of December 31, 2014, the borrowing capacity of the line of credit was reduced by a letter of credit outstanding with one of the Company's vendors for less than $0.1 million.

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

The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2014	December 31, 2013
Cash equivalents:
Level 1:
Money market fund deposits	$11,510	$18,275
Level 2:
Asset-backed securities	6,569	—
Commercial paper	200	—
Total cash equivalents	$18,279	$18,275
Liabilities:
Level 3:
Acquisition-related contingent consideration	1,115	—
Total acquisition-related contingent liability	$1,115	$—

On August 1, 2014, the Company completed the acquisition of Treehouse, which the Company accounted for under the purchase method of accounting. The terms of the asset purchase agreement relating to the acquisition provides for contingent consideration up to $2.0 million in cash earn-out payments based on the achievement of certain specified performance metrics through 2015. The estimated fair value of the performance-based contingent consideration was $1.1 million at December 31, 2014. This contingent liability has been reflected as a current liability of approximately $0.2 million and a non-current liability of approximately $0.9 million. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company will reassess its current estimates of performance relative to the stated targets and will adjust the liability to the estimated fair value through earnings.

The change in the contingent consideration liability is summarized as follows for the year ended December 31 , 2014 (in thousands):

Year Ended December 31, 2014
Balance, at acquisition	$1,259
Contingent consideration paid during the period	(250)
Change in fair value, including accretion	106
Balance, end of period	$1,115

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

Inventories

Inventories consist primarily of finished goods that are valued at the lower of cost, using the weighted average cost method, or market. The Company values its inventory at the lower of cost or market based on analyzing current retail prices as well as the age of its inventory. If demand for the Company's products deteriorates, then additional write-downs may be required.

Minimum Royalty and Content License Commitments

Royalty-based obligations are either paid in advance and capitalized as prepaid royalties or accrued as incurred and subsequently paid. Royalty-based obligations paid in advance are generally non-refundable. Royalty-based obligations are expensed to cost of revenues at the contractual royalty rate for the relevant product sales on a per transaction basis. Contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. Prepaid royalties were $0.8 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. Royalty-based obligations were $4.0 million at December 31, 2014 and 2013, respectively. Accrued royalty obligations are classified as accrued and other liabilities in the Consolidated Balance Sheets.

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

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. Estimates are used to determine which orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, the Company considers its historical experience of shipping transit times for domestic and international orders using different carriers. On average, shipping transit times are approximately one to eight business days. As of December 31, 2014 and December 31,

2013, $1.2 million and $1.6 million, respectively, was recognized as deferred revenue for orders shipped by the end of the reporting period but not yet delivered to the customer.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, Website revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at December 31, 2014 and December 31, 2013 relating to gift certificates was $1.6 million and $1.2 million, respectively. In addition, subsequent to the acquisition of Treehouse, the Company now records deferred revenue when it receives payments in advance of the delivery of products. Deferred revenue at December 31, 2014 relating to payments received in advance of the delivery of products was $0.5 million.

The Company reserves an amount for estimated returns on Website orders at the end of each reporting period. The Company provides ThinkGeek website customers a 90-day right to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at December 31, 2014 and December 31, 2013 were $0.8 million and $0.5 million respectively, and are recorded as accrued and other liabilities in the Consolidated Balance Sheets.

Geek Points Loyalty Program

The Company maintains a customer loyalty program by issuing Geek Points to participating customers for certain purchases of products. Customers can redeem their Geek Points toward future purchases in accordance with program rules and promotions. Geek Points expire three years from the date they are earned. The Company accrues the cost of anticipated redemptions using an estimated redemption rate calculated based on historical experiences and trends. The estimated cost of the redemptions for the Geek Points earned is included in Cost of revenue on the Company's Consolidated Statements of Operations.

Income Taxes

The Company has recognized a deferred tax asset associated with previously reported net operating losses, which can be used to offset future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recognized a valuation allowance for the full amount of the deferred tax asset as there is insufficient evidence to support that it is more likely than not that the assets will be realized. The Company reviews its valuation allowance at each reporting period, using, but not limited to, forecasted financial information to determine if the deferred tax assets could more likely than not be realized and after considering the impact of limits on the use of net operating loss carryforwards in accordance with Internal Revenue Code Section 382. The Company performs Section 382 studies on an as needed basis to analyze if there was a change in control of ownership as defined by Section 382 of the Internal Revenue Code that could limit the amount of net operating loss carryforwards available to offset future federal taxable income.

The Company provides for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by taxing authorities.

Stock-Based Compensation

The Company measures compensation cost for stock awards at grant date fair value and recognizes the expense net of estimated forfeitures for shares expected to vest over the service period of the award.

Calculating compensation expense for stock options requires the input of subjective assumptions, including the expected term of the stock option grant, stock price volatility, interest rates and the forfeiture rate. The fair value of the option grants are calculated on the date of grant using the Black-Scholes option pricing model. The expected life is based on historical settlement patterns. Expected volatility is based on the historical implied volatility of the Company's stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates the forfeiture rate based on historical trends of the stock-based awards that cancel.

Computation of Per Share Amounts

    Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the years ended December 31, 2014 and 2013, respectively, the Company excluded all stock options and restricted stock awards from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

Foreign Currency Translation and Comprehensive Income (Loss)

Prior to the sale of the Media business on September 17, 2012, the Company had a wholly-owned subsidiary in the United Kingdom, of which the functional currency was the local currency. Balance sheet accounts were translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue and expenses were translated into U.S. dollars at average rates for the period and are included in discontinued operations for the year ended December 31, 2012. The Company also has a wholly-owned subsidiary in Belgium of which there has been no activity in the periods presented in the Company's consolidated financial statements. Adjustments resulting from translation were recorded in other comprehensive income as a component of stockholders' equity. Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains or losses.

Supplier Concentration

While no supplier concentration exists in the Company’s business, certain suppliers that the Company's GeekLabs uses to manufacture its unique products are located outside of the United States, most of which are located in China. Additionally, ThinkGeek's ability to receive inbound inventory and ship completed orders to its customers is substantially dependent on a single third-party fulfillment and warehouse provider.

Concentrations of Credit Risk and Significant Customers

The Company’s investments are held with two reputable financial institutions; both institutions are headquartered in the United States. The Company’s investment policy limits the amount of risk exposure. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $0.25 million per institution. At December 31, 2014 and December 31, 2013, the Company had cash and cash equivalents in excess of the FDIC limits.

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

For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, no one customer represented 10% or greater of net revenue.

3.      Business Combination

On August 1, 2014, the Company completed its acquisition of substantially all of the assets and certain liabilities of Treehouse. Treehouse was formed in 2009 and distributes a wide variety of video game-themed merchandise to its customer base through internet stores built for the gaming community. The acquisition enables the Company to establish official web-stores under exclusive licenses to increase the Company's customer base.  Under the terms of the asset purchase agreement, the Company agreed to pay $1.5 million in cash, less Treehouse's cash and deferred wages at the date of acquisition, with additional earn-out payments of up to $2.0 million based on the achievement of certain specified performance metrics through 2015. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company will reassess its current estimates of performance relative to the targets and adjust the liability to fair value through earnings.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Treehouse have been included in the accompanying consolidated financial statements from the date of acquisition, and are included in the Website segment. Treehouse contributed net revenues of approximately $5.4 million and a net loss of approximately $0.2 million for the period from its acquisition date to December 31, 2014. In addition, approximately $0.3 million of acquisition-related costs were incurred during the year ended December 31, 2014. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, using assumptions that the Company's management believes are reasonable based on the information currently available. The excess of the purchase price over the estimated amounts of net assets was recorded as goodwill. The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows (in thousands):

Accounts receivable	$40
Inventories	804
Prepaid expenses and other current assets	174
Property and equipment	58
Goodwill	1,973
Other intangible assets	1,303
Total assets acquired	4,352

Accounts payable	(700)
Deferred revenue	(283)
Accrued and other liabilities	(689)
Total liabilities assumed	(1,672)

Short-term contingent liabilities	(250)
Other long-term contingent liabilities	(1,009)
Cash paid at acquisition date	$1,421

The following table summarizes the identifiable intangible assets acquired and their respective estimated lives ($ in thousands):

	Fair Value	Estimated Useful Life (Years)
Acquired license agreements	$1,040	5
Developed technology	138	5
Non-competition agreement	82	3
Customer lists	43	3
Total identifiable intangible assets	$1,303

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

	Year Ended December 31,
	2014	2013
	(Unaudited)
($ in thousands, except per share amounts)
Net revenue	$145,524	$147,465
Net loss	(9,173)	(481)
Basic and diluted earnings per share	$(1.37)	$(0.07)

4.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Prepaid expenses and deposits for inventory	$2,253	$3,426
Other current assets	603	776
Prepaid expenses and other current assets	$2,856	$4,202

Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Distribution equipment (useful lives of lesser of 7 years or contract term)	$5,582	$5,475
Computer and office equipment (useful lives of 3 to 5 years)	383	377
Software, including internal-use software (useful lives of 3 years)	329	237
Leasehold improvements (useful lives of lesser of estimated life or lease term)	226	214
Furniture and fixtures (useful lives of 5 years)	199	150
Total property and equipment	6,719	6,453
Less: Accumulated depreciation and amortization	(5,118)	(3,988)
Property and equipment, net	$1,601	$2,465

Depreciation and amortization expense for property and equipment was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in Software for the year ended December 31, 2014 is approximately $0.2 million of capitalized costs associated with internal-use software developed as part of implementing a new enterprise resource planning (ERP) system.

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued royalties	$3,973	$3,959
Accrued employee compensation and benefits	947	894
Accrued Geek Points(1)	446	561
Other accrued liabilities	2,330	1,247
Accrued and other liabilities	$7,696	$6,661

(1)Accrued Geek Points represents the cost of anticipated future redemptions for awards earned as of the end of the respective periods.

Other long-term liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Long-term contingent consideration(1)	$865	$—
Long-term deferred rent	50	—
Long-term deferred tax liability	10	—
Other long-term liabilities	$925	$—

(1)Long-term contingent consideration represents the fair value of the potential earn-out payments related to the acquisition of Treehouse based on the terms of the asset purchase agreement.

5.      Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time, in claims, proceedings and litigation arising in the normal course of business.  The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.
On June 10, 2013, the Company was served with a complaint filed by UbiComm LLC in U.S. District Court, for the District of Delaware, alleging infringement of U.S. Patent Number 5,603,054 ("Patent '054"). On September 3, 2013, the Company filed a Motion to Dismiss the Complaint, which was granted on November 15, 2013. On the same day, Ubicomm appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court"). Subsequently, the parties agreed to stay the matter pending the U.S. Supreme Court decision in Alice Corp v. CLS Bank which related to Patent '054. Following the Supreme Court's CLS Bank decision on June 19, 2014, Ubicomm decided to withdraw the appeal. The parties entered into a Joint Motion to Dismiss the appeal on July 23, 2014, and the Appeals Court granted the motion to dismiss on July 31, 2014.
Purchase Obligations
The following table summarizes the Company's contractual obligations and other commitments as of December 31, 2014 (in thousands):

		Years Ending December 31,
	Total	2015	2016	2017	2018	2019
Operating Lease Obligations (1)	$2,205	$449	$502	$509	$444	$301
Purchase Obligations (2)	2,516	1,861	449	206	—	—
Total Obligations	$4,721	$2,310	$951	$715	$444	$301

(1) Includes future payments for the Company's facilities under non-cancelable operating leases that expire at various dates through 2019.

(2) Includes a one-time termination fee that the Company would be required to pay to its third-party fulfillment and warehouse provider if the Company were to cancel the contract. This amount also includes committed licensing payments and other service agreements.

Rent Expense

Rent expense from continuing operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was approximately $0.4 million, $0.5 million and $0.4 million, respectively.

6.      Employee Benefit Plans

Retirement Savings Plan

The Company maintains an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of the Company.  The plan provides for tax deferred salary deductions and after-tax employee contributions.  Contributions include employee salary deferral contributions and beginning in 2012, matching employer contributions.  Employer matching contributions were $0.2 million for the years ended December 31, 2014 and 2013, respectively, and $0.4 million for the year ended December 31, 2012.

Employee Stock Purchase Plan

In May 2012, the Company's Board of Directors and shareholders approved an Employee Stock Purchase Program (“ESPP”) to provide an opportunity for all employees to purchase the Company's common stock through accumulated payroll deductions. The Company's ESPP authorizes up to 100,000 shares to be granted. The per share price of the Company's common stock purchased pursuant to the ESPP is 95% of the fair market value of the common stock on the last day of the offering period. The ESPP has two six month offering periods beginning September 1 and March 1. The number of shares issued under our ESPP was 2,333 shares as of December 31, 2014.

7.      Common Stock and Stock Compensation

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

Equity Incentive Plans

In December 2007, the Company's stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”).  The 2007 Plan replaced the Company's 1998 Stock Plan (the “1998 Plan”) and the 1999 Director Option Plan (the “Directors' Plan”), collectively referred to as the “Equity Plans.”  The Equity Plans will continue to govern awards previously granted under each respective plan.  There were initially 525,000 shares of common stock reserved for issuance under the 2007 Plan, subject to increase for stock options or awards previously issued under the Equity Plans which expire, cancel or are forfeited.  In May 2011, the Company's stockholders approved the addition of 200,000 shares of common stock available for issuance under the 2007 Plan. At December 31, 2014, a total of 118,455 shares of common stock were available for issuance under the 2007 Plan.

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

Options granted under the 2007 Plan must be issued at a price equal to at least the fair market value of the Company’s common stock on the date of grant.  All vested stock options under the 2007 Plan may be exercised at the earlier of within 10 years of the date of grant or within 90 days of termination of employment, or such other time as may be provided in the stock option agreement, and vest as determined by the Board of Directors, typically over a three year period.  The Company’s policy is to issue new shares upon exercise of options or vesting of Restricted Stock Units ("RSUs") under the 2007 Plan.

Stock Options

The following table summarizes option activities from December 31, 2013 through December 31, 2014:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	133,578	$17.57
Granted	90,124	$11.25
Exercised	(725)	$11.00
Forfeited	(11,725)	$15.22
Outstanding as of December 31, 2014	211,252	$15.03	7.7	$—
Vested or expected to vest at December 31, 2014	184,403	$15.49	7.5	$—
Exercisable at December 31, 2014	98,184	$18.00	5.9	$—

The total intrinsic value of options exercised was insignificant for the years ended December 31, 2014 and 2013, respectively, and $0.1 million for the year ended December 31, 2012. The Company issues new shares upon the exercise of options. The weighted-average grant date fair value was $4.05, $6.11 and $7.42 for the years ended December 31, 2014, 2013 and 2012, respectively. The total cash received from stock option exercises was insignificant for the year ended December 31, 2014, and $0.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. No tax benefit was realized from exercised options for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2014	2013	2012
Expected life (years)	3.46	3.00	3.02
Risk-free interest rate	1.1%	0.5%	0.4%
Volatility	49%	58%	62%
Dividend yield	—	—	—

Restricted Stock

RSUs granted to employees typically vest over a three year period. RSUs granted to non-employee directors typically vest on the same day of the grant and represent compensation for serving on the Company's Board of Directors. The following table summarizes restricted stock activities from December 31, 2013 through December 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	94,771	$17.91
Granted	128,840	$12.94
Restricted Stock Release	(100,730)	$17.25
Canceled	(12,117)	$14.29
Outstanding as of December 31, 2014	110,764	$13.12

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense as recorded in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$105	$(81)	$376

Sales and marketing	$94	$(32)	$148
Technology and design	226	187	133
General and administrative	1,020	1,996	2,902
Included in operating expenses	1,340	2,151	3,183

Total stock-based compensation expense	$1,445	$2,070	$3,559

The stock-based compensation expense for the year ended December 31, 2014, is net of insignificant amounts capitalized to internal-use software.

As of December 31, 2014, total compensation cost not yet recognized and the weighted-average remaining term is as follows ($ in thousands):

	Expense not yet recognized	Weighted-Average Remaining Term (in years)
Stock Options	$348	2.3
Restricted Stock Units	$887	2.2

8.   Computation of Per Share Amounts

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012

Net (loss) income from continuing operations	$(8,272)	$(167)	$1,805
(Loss) income from discontinued operations, net of tax	—	(67)	12,102
Net (loss) income	$(8,272)	$(234)	$13,907

Weighted average shares - basic	6,697	6,620	6,466
Dilutive effect of stock-based awards	—	—	90
Weighted average shares - dilutive	6,697	6,620	6,556

(Loss) income per share from continuing operations:
Basic	$(1.24)	$(0.03)	$0.28
Diluted	$(1.24)	$(0.03)	$0.28

(Loss) income per share from discontinued operations:
Basic	$—	$(0.01)	$1.87
Diluted	$—	$(0.01)	$1.85

Net (loss) income per share:
Basic	$(1.24)	$(0.04)	$2.15
Diluted	$(1.24)	$(0.04)	$2.12

The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Anti-dilutive securities:
Options to purchase common stock	150	96	232
Unvested restricted stock units	26	38	114
Total	176	134	346

9.      Income Taxes

The Company provides for income taxes using an asset and liability approach, where deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2014, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2010.

(Loss) income from continuing operations before income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(8,260)	$(167)	$1,811

During the years ended December 31, 2014 and 2013, the Company did not pay income taxes. During the year ended December 31, 2012, the Company paid income taxes of $0.1 million.

The components of the income tax provision from continuing operations, by classification, included in the accompanying Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$6
State	2	—	—
	$2	$—	$6

	Year Ended December 31,
	2014	2013	2012
Deferred:
Federal	$9	$—	$—
State	1	—	—
	$10	$—	$—
As part of the acquisition of Treehouse, the Company acquired indefinite lived intangible assets which will be amortized for income tax purposes and result in a net operating loss that has a finite carryforward period. The amortization also results in a deferred tax liability that will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. As such, this deferred tax liability is not netted against the Company's deferred tax assets when determining the amount of valuation allowance that should be recorded.
Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$10,333	$7,067
Accruals and reserves	1,755	1,632
Research and development credit carryforward	1,756	1,260
Other	73	73
Gross deferred tax assets	$13,917	$10,032

Deferred tax liabilities:
Goodwill	$(10)	$—
Gross deferred tax liabilities	$(10)	$—

Deferred tax assets	$13,907	$10,032
Valuation allowance	(13,917)	(10,032)
Net deferred tax liability	$(10)	$—

Consistent with historical practice, the Company continues to fully reduce the federal and state net operating loss carryforwards and all other deferred tax assets by a valuation allowance. This is due to the conclusion that it is more likely than not that the Company would not recover the deferred tax assets because of uncertainties about the Company's ability to generate taxable income in the future.
The amount of federal net operating losses available to offset taxable income in 2015 and beyond as of December 31, 2014 is $29.2 million. Of this amount, utilization of approximately $16.4 million of the net operating losses are subject to an annual limitation due to a change in control as defined by Section 382 of the Internal Revenue Code that occurred in 2008. Additionally, approximately $1.2 million of the net operating loss carryforwards have not been recognized as they related to benefits associated with stock option exercises that have not reduced current taxes payable.
The federal net operating losses expire between 2023 and 2034. The Company's state net operating losses begin to expire in 2017. The net operating loss carryforwards stated above are reflective of various federal and state tax limitations.  As of December 31, 2014 and December 31, 2013, the Company has federal research and development credit carryforwards of $1.5 million and $1.1 million, respectively, which expire between 2028 and 2034. These credits are presented net of the related unrecognized tax benefit.
Reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate on (loss) income from continuing operations is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	34.0%	34.0%	34.0%
State, net of federal benefit	3.3%	(61.8)%	0.9%
Stock compensation	—%	1.7%	—%
Research and development credit	6.0%	287.8%	—%
Return to provision and true-ups	0.5%	(3.9)%	—%
Change in valuation allowance	(43.8)%	(249.3)%	(35.9)%
Other	(0.1)%	(8.5)%	1.3%
Effective income tax rate	(0.1)%	—%	0.3%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at beginning of period	$415	$344	$1,192
Gross increases to current period tax positions	128	161	—
Gross increases (decreases) to prior period tax positions	37	(90)	(848)
Unrecognized tax benefits at end of period	$580	$415	$344

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of its income tax expense. No interest or penalties were recognized during the years ended December 31, 2014, 2013 and 2012, respectively.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There are no unrecognized tax benefits that would affect the actual tax rate at December 31, 2014, as a full valuation is recorded on the deferred tax assets.

10.  Discontinued Operations

Media Business

On September 17, 2012, Geeknet, Inc. entered into a purchase agreement with Dice Holding's Inc. ("Dice") and two of Dice’s subsidiaries, (collectively, the “Buyers”) pursuant to which the Buyers purchased the Company’s Media business segment, including the SourceForge, Slashdot and Freecode websites and assumed certain related liabilities.

In accordance with the terms of the purchase agreement, the Buyers paid $20.0 million in cash to the Company. The purchase agreement contained customary representations, warranties and covenants, and the indemnification thereof.  The purchase agreement generally limited the Company's liability for breaches of representations and warranties made in the purchase agreement to an aggregate of $10.0 million. The Company's representations and warranties made under the purchase agreement generally expired on September 17, 2013, although certain representations, warranties and covenants survive pursuant to the terms of the purchase agreement.

The following shows revenues, gross profit and (loss) income from discontinued operations, net of tax from discontinued operations:

	Year Ended December 31,
	2013	2012
Revenue	$—	$13,797
Gross profit	$—	$10,421

Loss from discontinued operations	$(119)	$(1,509)
Gain on sale of discontinued operations	—	13,712
Income tax (benefit) provision from discontinued operations	(52)	101
(Loss) income from discontinued operations, net of tax	$(67)	$12,102

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

The income tax benefit for the year ended December 31, 2013 represents federal and state tax receivables as a result of overpayments. The tax provision recorded on discontinued operations for the year ended December 31, 2012 represents the tax based upon the with and without method. The 2012 tax provision is significantly lower than the statutory rate as a result of net operating losses recognized with a full valuation allowance.

11.  Segment and Geographic Information

The Company has three operating segments: Website, Wholesale, and ThinkGeek Solutions. The ThinkGeek Solutions operating segment has been aggregated into the Website reportable segment. The Website segment sells geek-themed retail products and video game-themed merchandise to technology enthusiasts and general consumers through the ThinkGeek website and through the ThinkGeek Solutions web-stores. The Wholesale segment has higher gross margins, as it primarily sells exclusive higher margin GeekLabs products to brick-and-mortar retailers. Prior to the sale of the Company's Media business on September 17, 2012, the Company had two operating segments that offered different products and services, e-Commerce and Media. The Media segment was discontinued in 2012 when it was sold.

The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. The majority of costs are specifically identifiable to each segment. However, where costs are not specifically identifiable, they are allocated based on the ratio of segment product costs to total product costs. The Company's chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. The Company's accounts receivables are primarily related to the Wholesale segment. Other than inventory, the Company's assets and liabilities are not allocated or reviewed by the chief decision-making group on a segment basis. Beginning in the first quarter of 2014, the Company began identifying inventory that was dedicated exclusively to the Wholesale segment which was approximately $1.5 million as of December 31, 2014.

(in thousands)	Website	Wholesale	Total
Year Ended December 31, 2014
Net revenue	$111,609	$29,096	$140,705
Cost of revenue	97,489	18,948	116,437
Gross margin	$14,120	$10,148	$24,268
Gross margin %	12.7%	34.9%	17.2%

Year Ended December 31, 2013
Net revenue	$115,909	$22,353	$138,262
Cost of revenue	96,458	14,687	111,145
Gross margin	$19,451	$7,666	$27,117
Gross margin %	16.8%	34.3%	19.6%

Year Ended December 31, 2012
Net revenue	$111,938	$6,975	$118,913
Cost of revenue	92,758	5,090	97,848
Gross margin	$19,180	$1,885	$21,065
Gross margin %	17.1%	27.0%	17.7%

The Company's products are sold in the United States and internationally. Net revenues derived from international orders were $29.9 million, $26.8 million, and $23.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

    The Company's sales are highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. As a result, a substantial portion of the 2014 and 2013 revenue occurred in the fourth quarter, which began on October 1 and ended on December 31. As is typical in the retail industry, the Company generally experiences lower revenue during the other quarters. Therefore, the revenue in a particular quarter is not necessarily indicative of future revenue for a subsequent quarter or a full year.

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Year 2014
Net revenue	$22,691	$23,395	$22,240	$72,379
Gross margin	3,825	3,460	4,291	12,692
Net (loss) income from continuing operations	(2,245)	(4,149)	(2,846)	968
Net (loss) income	$(2,245)	$(4,149)	$(2,846)	$968
Net (loss) income per share from continuing operations:
Basic	$(0.34)	$(0.62)	$(0.42)	$0.14
Diluted	$(0.34)	$(0.62)	$(0.42)	$0.14
Net (loss) income per share:
Basic	$(0.34)	$(0.62)	$(0.42)	$0.14
Diluted	$(0.34)	$(0.62)	$(0.42)	$0.14
Year 2013
Net revenue	$19,557	$22,004	$22,363	$74,338
Gross margin	3,620	4,409	4,250	14,838
Net (loss) income from continuing operations	(2,308)	(1,490)	(1,435)	5,066
Net (loss) income	$(2,336)	$(1,531)	$(1,436)	$5,069
Net (loss) income per share from continuing operations:
Basic	$(0.35)	$(0.22)	$(0.22)	$0.76
Diluted	$(0.35)	$(0.22)	$(0.22)	$0.76
Net (loss) income per share:
Basic	$(0.35)	$(0.23)	$(0.22)	$0.76
Diluted	$(0.35)	$(0.23)	$(0.22)	$0.76

	For the Three Months Ended
	March 31	June 30	September 30	December 31
Year 2014
Website:
Net revenue	$17,879	$17,833	$15,330	$60,567
Cost of revenue	15,622	16,116	13,481	52,270
Gross margin	$2,257	$1,717	$1,849	$8,297
Gross margin %	12.6%	9.6%	12.1%	13.7%

Wholesale:
Net revenue	$4,812	$5,562	$6,910	$11,812
Cost of revenue	3,244	3,819	4,468	7,417
Gross margin	$1,568	$1,743	$2,442	$4,395
Gross margin %	32.6%	31.3%	35.3%	37.2%

Year 2013
Website:
Net revenue	$17,981	$18,254	$16,990	$62,684
Cost of revenue	14,839	15,155	14,377	52,087
Gross margin	$3,142	$3,099	$2,613	$10,597
Gross margin %	17.5%	17.0%	15.4%	16.9%

Wholesale:
Net revenue	$1,576	$3,750	$5,373	$11,654
Cost of revenue	1,098	2,440	3,736	7,413
Gross margin	$478	$1,310	$1,637	$4,241
Gross margin %	30.3%	34.9%	30.5%	36.4%

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of December 31, 2014. Disclosure controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

(b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. In connection with the preparation of the Company's annual financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment we believe that our internal control over financial reporting is effective as of December 31, 2014, based on those criteria. On August 1, 2014, the Company acquired substantially all of the assets and certain liabilities of Treehouse Brand Stores, LLC ("Treehouse"), and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, Treehouse's internal control over financial reporting associated with total assets of approximately $3.6 million and total revenues of approximately $5.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal controls over financial reporting as of December 31, 2014, which is included in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting and Remediation

As a result of management’s evaluation of our internal control over financial reporting, we believe that our internal control over financial reporting was effective as of December 31, 2014. Management had previously identified and disclosed a material weakness in internal control over financial reporting relating to ineffective process level controls impacting the existence and accuracy of accrued liabilities and cost of revenue, as well as ineffective monitoring and management oversight over the process level controls related to the inventory purchase order accrual.

To remediate this material weakness, we implemented changes in our internal control over financial reporting in accordance with our remediation plan. During 2014, we undertook the implementation of our integrated ERP system in two phases to improve our internal controls:

•
Phase One included the implementation of the core general ledger, accounts payable and fixed asset modules. This provided us with improved visibility into transactions including our accounts payable and receivable; improved sales order approval processes to generate wholesale billing; and direct linkage to our budgeting application to improve our periodic budget to actual analyses.

•
Phase Two included the implementation of inventory control and warehouse management. This improved our ability to accurately account for on-hand and in-transit inventory. This enabled us to capture our inventory activity from the creation of vendor purchase orders to the receipt of products into inventory to the shipment of products to wholesale and retail customers. In conjunction with Phase Two of the implementation, the accrual for goods received but not yet invoiced was automated so that it is recorded when inventory is received and relieved when invoices are paid.

The new processes and related controls added as a result of the two phases of our ERP implementation have been fully operational since August 1, 2014. We believe that these changes have strengthened our internal control over financial reporting and coupled with their operation over a sufficient period of time subsequent to full implementation on August 1, 2014 have remediated the material weakness we previously identified.

Item 9B.  Other Information

Annual Meeting of Stockholders

The annual meeting of stockholders for 2015 is scheduled to be held on May 6, 2015.  Under our bylaws as currently in effect, notices of stockholder proposals must be received no earlier than 120 days and no later than 90 days prior to the first anniversary the date of the 2014 annual meeting in order to be timely.  Accordingly, notices of stockholder proposals with respect to the 2015 annual meeting of stockholders must have been received no earlier than January 7, 2015, and no later than February 6, 2015, in order to be timely.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Information About The Directors, Nominees And Executive Officers” in the Company’s 2015 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 6, 2015.

Code of Ethics

In addition to the Company’s Code of Business Conduct and Ethics that is applicable to all employees and directors, the Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers.  The Company has posted the text of its Code of Ethics for Principal Executive and Senior Financial Officers on its Internet website at: investors.geek.net/governance.cfm

We will post on this section of our website any amendment to our Code of Ethics for Principal Executive and Senior Financial Officers that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market.

Item 11.  Executive Compensation

The information called for by this item is incorporated by reference to the section entitled “Compensation of Directors and Executive Officers” in the Company’s 2015 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 6, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The information called for by this item is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Company’s 2015 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 6, 2015.

The following table summarizes our equity compensation plans as of December 31, 2014, all of which have been approved by our stockholders:

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	211,252	(1)(2)	$15.03	118,455
______________________

(1)	All options outstanding are under the Company’s 2007 Equity Incentive Plan.

(2)	Does not include 110,764 restricted stock units outstanding under the Company's 2007 Equity Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s 2015 Proxy Statement, which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 6, 2015.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s 2015 Proxy Statement,  which will be delivered to stockholders in connection with the Company’s annual stockholders’ meeting to be held on May 6, 2015.

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

Date: February 23, 2015

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

Signature	Title	Date

/s/ Kathryn K. McCarthy	President, Chief Executive Officer and Chairman of the Board of Directors	February 23, 2015
Kathryn K. McCarthy

/s/ Julie Pangelinan	Executive Vice President, Chief Financial Officer	February 23, 2015
Julie Pangelinan	(principal financial officer)

/s/ Matthew C. Blank	Director	February 23, 2015
Matthew C. Blank

/s/ Thomas Coughlin	Director	February 23, 2015
Thomas Coughlin

/s/ Matt Carey	Director	February 23, 2015
Matt Carey

/s/ Peter A. Georgescu	Director	February 23, 2015
Peter A. Georgescu

/s/ Sir Ronald Hampel	Director	February 23, 2015
Sir Ronald Hampel

/s/ Kenneth G. Langone	Director	February 23, 2015
Kenneth G. Langone

/s/ Frank A. Riddick, III	Director	February 23, 2015
Frank A. Riddick, III

/s/ Eric Semler	Director	February 23, 2015
Eric Semler

/s/ Derek Smith	Director	February 23, 2015
Derek Smith

GEEKNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Expense (Income)	Deductions/ Other Additions	Discontinued from disposal of Media business	Balance End of Period
Allowance for doubtful accounts
Year Ended December 31, 2012	$27	$38	$(24)	$(27)	$14
Year Ended December 31, 2013	$14	$70	$(78)	$—	$6
Year Ended December 31, 2014	$6	$(5)	$(1)	$—	$—

Deferred tax valuation allowance
Year Ended December 31, 2012	$24,969	$—	$(7,024)	$—	$17,945
Year Ended December 31, 2013	$17,945	$—	$(7,913)	$—	$10,032
Year Ended December 31, 2014	$10,032	$—	$3,885	$—	$13,917

Exhibit Number		EXHIBIT INDEX

2.1	—
Asset Purchase Agreement between Geeknet, Inc., Dice Holdings, Inc., Dice Career Solutions, Inc, and eFinancialCareers Limited dated September 17, 2012 (incorporated by reference from Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on September 18, 2012 (Commission file number 000-28369)).

2.2	—
Asset Purchase Agreement by and among Geeknet, Inc., Geeknet Acquisition Co., Treehouse Brand Stores, LLC and Jed Seigle, dated August 1, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on August 6, 2014 (Commission file number 000-28369)).

3.1	—	Bylaws of Geeknet, Inc. (incorporated by reference from Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on August 6, 2014 (Commission file number 000-28369)).

3.2	—	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on August 12, 2011 (Commission file number 000-28369)).

4.1	—	Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit of the Registrant's form S-1 and the amendment thereto (Commission registration no. 333-88687)).

10.1 ‡	—
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
2007 Equity Incentive Plan Award Agreements (incorporated by reference from Exhibits 10.1 through 10.4 of the Registrant's Current Report on Form 8-K filed on December 31, 2007(Commission file number 000-28369)).

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

10.11 ‡	—
Amendment to Employment Agreement, dated May 14, 2012, between Geeknet, Inc. and Jeffrey Drobick (incorporated by reference from Appendix II of the Registrant's Definitive Proxy Statement on Schedule 14A filed March 30, 2012 (Commission file number 000-28369)).

10.12 ‡	—
Retention Letter Agreement, dated May 14, 2012, between Geeknet, Inc. and Jeffrey Drobick (incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 14, 2012 (Commission file number 000-28369)).

10.13 ‡	—
Separation Agreement, dated March 6, 2013, between Geeknet, Inc. and Ali R. Sorbi (incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 10-Q filed May 9, 2013 (Commission file number 000-28369)).

10.14	—
Office Lease Agreement, dated June 26, 2009, between ThinkGeek, Inc. and PS Business Parks, L.P. (incorporated by reference from Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (Commission file number 000-28369)).

10.15	—
First Amendment to Lease Agreement, dated May 5, 2014, between Geeknet, Inc. and PS Business Parks L.P. (incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2014 (Commission file number 000-28369)).

10.16 ‡
2013 Executive Bonus Plan, dated February 20, 2014 (incorporated by reference from Exhibit 10.16 of the Registrant's Annual Report on Form 10-K filed February 26, 2014 (Commission file number 000-28369)).

10.17 ‡
Geeknet Short-Term Incentive Plan, dated February 20, 2014 (incorporated by reference from Exhibit 10.17 of the Registrant's Annual Report on Form 10-K filed February 26, 2014 (Commission file number 000-28369)).

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