Form 10-Q
period 2015-03-31
Geeknet, Inc
filed 2015-05-08
CIK 1096199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934		☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
or
	For the quarterly period ended March 31, 2015			For the transition period from to .

Commission File Number: 000-28369

Geeknet, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0399299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 6,729,828 shares of Common Stock, $0.001 par value per share, outstanding as of May 1, 2015.

PART I

GEEKNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$37,079	$54,747
Accounts receivable, net of allowance of $0 as of March 31, 2015 and December 31, 2014, respectively	5,128	7,637
Inventories	19,103	17,752
Prepaid expenses and other current assets	5,145	2,856
Total current assets	66,455	82,992
Property and equipment, net	1,333	1,601
Goodwill	1,973	1,973
Other intangible assets, net	1,118	1,188
Other long-term assets	83	83
Total assets	$70,962	$87,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,347	$10,137
Deferred revenue	3,162	3,294
Accrued and other liabilities	7,274	10,659
Total current liabilities	11,783	24,090
Other long-term liabilities	82	925
Total liabilities	11,865	25,015
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized — 25,000; issued — 7,015 and 7,005 shares, as of March 31, 2015 and December 31, 2014, respectively; outstanding — 6,729 and 6,720 shares as of March 31, 2015 and December 31, 2014, respectively	7	7
Treasury stock	(3,846)	(3,834)
Additional paid-in capital	818,523	818,308
Accumulated other comprehensive income	16	16
Accumulated deficit	(755,603)	(751,675)
Total stockholders’ equity	59,097	62,822
Total liabilities and stockholders’ equity	$70,962	$87,837

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$19,083	$22,691
Cost of revenue	15,471	18,866
Gross margin	3,612	3,825
Operating expenses:
Sales and marketing	2,539	2,505
Technology and design	2,599	1,869
General and administrative	2,358	1,819
Acquisition-related costs	32	—
Total operating expenses	7,528	6,193
Loss from operations	(3,916)	(2,368)
Interest and other income (expense), net	(12)	123
Loss before income taxes	(3,928)	(2,245)
Income tax provision	—	—
Net loss	$(3,928)	$(2,245)
Net loss per share:
Basic and diluted	$(0.58)	$(0.34)
Shares used in per share calculations:
Basic and diluted	6,723	6,658

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,928)	$(2,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	408	313
Stock-based compensation expense	202	180
Change in fair value of contingent consideration	31	—
Provision for bad debts	—	(5)
Provision for inventory write-downs	62	18
Changes in assets and liabilities:
Accounts receivable	2,509	5,048
Inventories	(1,413)	(1,712)
Prepaid expenses and other assets	(2,289)	1,725
Accounts payable	(8,790)	(5,511)
Deferred revenue	(132)	(470)
Accrued and other liabilities	(3,166)	(5,968)
Other long-term liabilities	(843)	—
Net cash used in operating activities	(17,349)	(8,627)
Cash flows from investing activities:
Purchase of property and equipment	(70)	—
Net cash used in investing activities	(70)	—
Cash flows from financing activities:
Payment of contingent consideration	(250)	—
Proceeds from issuance of common stock	13	19
Repurchase of stock	(12)	(200)
Net cash used in financing activities	(249)	(181)
Net change in cash and cash equivalents	(17,668)	(8,808)
Cash and cash equivalents, beginning of year	54,747	53,084
Cash and cash equivalents, end of period	$37,079	$44,276

The accompanying notes are an integral part of these consolidated financial statements.

GEEKNET, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Overview

Geeknet, Inc. ("Geeknet") has two wholly-owned subsidiaries, ThinkGeek, Inc. ("ThinkGeek") and ThinkGeek Solutions, Inc. ("ThinkGeek Solutions"). Geeknet, along with its subsidiaries, (the "Company"), operates businesses aimed at the global geek community. The Company sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through its ThinkGeek.com website (the " ThinkGeek website") and certain exclusive products to the Company's wholesale customers. In 2014, the Company began distributing a wide variety of video game-themed merchandise built for the gaming community through its ThinkGeek Solutions web-stores. Since 1999, the Company has been creating a world where everyone can express and celebrate their inner geek, turn their interests into passions, and connect with one another.

The Company offers a broad range of unique products through its ThinkGeek website that are often not available in traditional brick-and-mortar stores. The Company introduces a range of new products to its audience on a regular basis. Some ThinkGeek products are custom made and developed by the Company's in-house product development team ("GeekLabs"). The Company has several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally, allowing the Company to reach a broader consumer audience and expand its brand awareness.

The Company has two reportable segments. The "Website" segment sells geek-themed retail products and video game-themed merchandise through the ThinkGeek website and through the ThinkGeek Solutions web-stores. The "Wholesale" segment sells primarily exclusive GeekLabs products to brick-and-mortar retailers.

2.      Summary of Significant Accounting Policies

Except for the updates discussed below, there have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2015 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2014.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The Company's financial position, results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for 2015. This is due in part to the seasonal nature of the business with a disproportionate amount of sales occurring in the fourth quarter, which begins on October 1 and ends on December 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2014, included in the Company’s Form 10-K filed with the SEC.

For the three months ended March 31, 2015 and March 31, 2014, there was no activity in other comprehensive loss, therefore, comprehensive loss equaled net loss. As a result, a separate Statement of Comprehensive Loss is not included in the accompanying unaudited consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period's presentation.   Included in the Company's Consolidated Balance Sheet as of December 31, 2014, approximately $3.0 million previously shown as Accounts payable has been reclassified to Accrued and other liabilities.  Included in the Company's Consolidated Statements of Cash Flows as of the three months ended March 31, 2014, approximately $2.0 million previously shown as Accounts payable has been reclassified to Accrued and other liabilities.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements, as well as the reported amounts of revenue and expenses during the periods indicated.  Estimates include, but are not limited to, orders in transit at the end of the reporting period, provision for returns, inventory valuation, fair value of the contingent consideration, Geek Points accruals, stock-based compensation, and income taxes. Actual results could differ from those estimates.

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

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of the Company's high volume of transactions and the use of multiple shipping carriers. Estimates are used to determine which orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, the Company considers its historical experience of shipping transit times for domestic and international orders. On average, shipping transit times are approximately one to eight business days. As of March 31, 2015 and December 31, 2014, $0.6 million and $1.2 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

The Company also engages in the sale of gift certificates. When a gift certificate is sold, Website revenue is deferred until the certificate is redeemed and the products are delivered. Deferred revenue at March 31, 2015 and December 31, 2014 relating to gift certificates was $1.7 million and $1.6 million, respectively. In addition, ThinkGeek Solutions records deferred revenue when it receives payments in advance of delivery of products. Deferred revenue relating to payments received in advance of the delivery of products was $0.8 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively.

The Company reserves an amount for estimated returns on Website orders at the end of each reporting period. The Company provides Website customers up to 90 days to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at March 31, 2015 and December 31, 2014 were $0.1 million and $0.8 million, respectively.

Goodwill and Other Intangible Assets

Identifiable intangible assets were recorded based on their estimated fair values in connection with ThinkGeek Solutions' acquisition of certain assets and liabilities of Treehouse Brand Stores, LLC ("Treehouse"), a distributor of video game-themed merchandise, in 2014. The identifiable intangible assets are amortized on a straight-line basis over their respective useful lives ranging from three to five years. At March 31, 2015, accumulated amortization for the intangible assets was approximately $0.2 million, and for the three months ended March 31, 2015, the total amortization expense was approximately $0.1 million. Identifiable intangible assets with finite lives are reviewed for impairment when events and circumstances indicate that the carrying value may not be recoverable.

Goodwill was recorded as the excess of the purchase price over the net assets acquired. There has been no change to goodwill during the three months ended March 31, 2015. The Company evaluates goodwill for impairment annually as of December 31, and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the carrying value of the reporting unit's net assets, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. The preparation of the goodwill impairment analysis requires the Company to make significant estimates and assumptions with respect to the determination of fair values of tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in its business and changes in its strategy or its internal forecasts.

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

3.      Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid expenses and deposits for inventory	$4,595	$2,253
Other current assets	550	603
Prepaid expenses and other current assets	$5,145	$2,856

Property and equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Distribution equipment (useful lives of lesser of 7 years or contract term)	$5,582	$5,582
Computer and office equipment (useful lives of 3 to 5 years)	448	383
Software, including internal-use software (useful lives of 3 years)	329	329
Leasehold improvements (useful lives of lesser of estimated life or lease term)	226	226
Furniture and fixtures (useful lives of 5 years)	199	199
Total property and equipment	6,784	6,719
Less: Accumulated depreciation and amortization	(5,451)	(5,118)
Property and equipment, net	$1,333	$1,601

Depreciation and amortization expense for property and equipment was $0.3 million for each of the three months ended March 31, 2015 and March 31, 2014.

Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Unbilled inventory receipts	$1,952	$845
Accrued royalties	1,341	3,973
Accrued employee compensation and benefits	1,156	947
Short-term contingent consideration(1)	896	250
Accrued expenses	933	2,121
Accrued Geek Points(2)	354	446
Other accrued liabilities	642	2,077
Accrued and other liabilities	$7,274	$10,659

(1) Short-term contingent consideration represents the fair value of the potential earn-out payments related to the acquisition of Treehouse based on the terms of the asset purchase agreement. A payment of approximately $0.3 million was paid during the first quarter of 2015. The remaining payment will be determined as of December 31, 2015. See Note 4. Fair Value Measurements.

(2) Accrued Geek Points represents the cost of anticipated future redemptions for awards earned as of the end of the respective periods.

Other long-term liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Long-term contingent consideration(1)	$—	$865
Long-term deferred rent	72	50
Long-term deferred tax liability	10	10
Other long-term liabilities	$82	$925

(1) Long-term contingent consideration at December 31, 2014 represents the fair value of the potential earn-out payments related to the acquisition of Treehouse based on the terms of the asset purchase agreement. At March 31, 2015, this liability is reflected in accrued and other liabilities. See Note 4. Fair Value Measurements.

4.     Fair Value Measurements

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

The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2015	December 31, 2014
Cash equivalents:
Level 1:
Money market fund deposits	$11,631	$11,510
Level 2:
Asset-backed securities	6,650	6,569
Commercial paper	—	200
Total cash equivalents	$18,281	$18,279
Liabilities:
Level 3:
Acquisition-related contingent consideration	896	1,115
Total acquisition-related contingent liability	$896	$1,115

In 2014, the Company acquired Treehouse which was accounted for using the purchase method of accounting. The terms of the agreement relating to the acquisition provides for contingent consideration up to $2.0 million in cash earn-out payments based on the achievement of certain specified performance metrics through 2015. The estimated fair value of the performance-based contingent consideration was $0.9 million at March 31, 2015, and has been reflected as a current liability. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company will reassess its current estimates of performance relative to the stated targets and will adjust the liability to the estimated fair value through earnings.

The change in the contingent consideration liability is summarized as follows during the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Balance, beginning of period	$1,115
Contingent consideration paid during the period	(250)
Change in fair value, including accretion	31
Balance, end of period	$896

5.   Computation of Per Share Amounts

Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would reduce the loss per share. For the three months ended March 31, 2015 and March 31, 2014, the Company excluded all stock options and restricted stock units from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Net loss	$(3,928)	$(2,245)

Weighted average shares - basic and diluted	6,723	6,658

Net loss per share:
Basic and diluted	$(0.58)	$(0.34)
The following potential common shares have been excluded from the calculation of diluted earnings per share for all periods presented because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Anti-dilutive securities:
Employee stock options	211	88
Unvested restricted stock units	103	27
Total	314	115

6.  Pro Forma Results

In August 2014, the Company, through ThinkGeek Solutions, acquired substantially all of the assets and certain liabilities of Treehouse. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company as if the acquisition had been completed as of January 1, 2014, after giving effect to certain pro forma accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place at the beginning of the period.

Three Months Ended March 31, 2014
($ in thousands, except per share amounts)
Net revenue	$24,577
Net loss	(2,589)
Basic and diluted net loss per share	$(0.39)

7.      Commitments and Contingencies

Legal Proceedings
The Company is involved from time to time, in claims, proceedings and litigation arising in the normal course of business. The Company reviews all claims and accrues a liability for those matters where it believes that the likelihood that a loss will occur is probable and the amount of loss is reasonably estimable.
8.  Segment and Geographic Information

The Company has three operating segments, ThinkGeek website, Wholesale, and ThinkGeek Solutions, and two reportable segments, Website and Wholesale. The ThinkGeek website and the ThinkGeek Solutions operating segments have been aggregated to create the Website reportable segment. The Website segment sells geek-themed retail products and video game-themed merchandise to technology enthusiasts and general consumers through the ThinkGeek website and through the ThinkGeek Solutions web-stores. The Wholesale segment has higher gross margins, as it primarily sells exclusive higher margin GeekLabs products to brick-and-mortar retailers.

The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies included in the Company’s 2014 Form 10-K. The majority of costs are specifically identifiable to each segment. However, where costs are not specifically identifiable, they are allocated based on the ratio of reportable segment product costs to total product costs. The Company's chief decision-making group is the Chief Executive Officer and the Chief Financial Officer. The Company's accounts receivables are primarily related to the Wholesale segment. Other than inventory, the Company's assets and liabilities are not allocated or reviewed by the chief decision-making group on a segment basis. Inventory that was dedicated exclusively to the Wholesale segment was approximately $1.2 million and $1.5 million as of March 31, 2015 and December 31, 2014, respectively.

(in thousands)	Website	Wholesale	Total
Three Months Ended March 31, 2015
Net revenue	$13,536	$5,547	$19,083
Cost of revenue	11,950	3,521	15,471
Gross margin	$1,586	$2,026	$3,612
Gross margin %	11.7%	36.5%	18.9%

Three Months Ended March 31, 2014
Net revenue	$17,879	$4,812	$22,691
Cost of revenue	15,622	3,244	18,866
Gross margin	$2,257	$1,568	$3,825
Gross margin %	12.6%	32.6%	16.9%

Net revenue derived from international orders was $3.3 million and $4.7 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing, and operating strategies, integration of acquired businesses, product offerings, and future financial performance. We use words such as “may,” “could,” “believe,” “intend,” “anticipate,” “potential,” “future,” “expect,” and variations of such words and similar expressions, to identify such forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. A variety of factors could cause our actual results to differ materially from those expressed or implied in such forward-looking statements. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risk, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, then these and other various factors, including those set forth in the Risk Factors contained in Part II., Item 1A "Risk Factors" and elsewhere in our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2014, could cause our actual results to differ significantly from past results and from management’s expectations. We undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

Geeknet, Inc. ("Geeknet") through its wholly-owned subsidiary, ThinkGeek, Inc. ("ThinkGeek"), sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through our ThinkGeek.com website (the "ThinkGeek website") and certain exclusive products to our wholesale customers. Since 1999, ThinkGeek has been creating a world where everyone can embrace their inner geek, express their passions and connect with one another. In 2014, Geeknet, through its wholly-owned subsidiary, ThinkGeek Solutions, Inc. ("ThinkGeek Solutions" and together with Geeknet and ThinkGeek, "we" or the "Company"), began distributing a wide variety of video game-themed merchandise through the ThinkGeek Solutions web-stores built for the gaming community.

We offer a broad range of unique products through the ThinkGeek website that are often not available in traditional brick-and-mortar stores. We introduce a range of new products to our audience on a regular basis. Some ThinkGeek products are custom made and developed by our in-house product development team ("GeekLabs"). We have several wholesale arrangements with brick-and-mortar retailers located throughout the United States and internationally, allowing us to reach a broader consumer audience and expand our brand awareness.

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

One of our strategic plan priorities is to accelerate GeekLabs and exclusive product growth. We are focused on enhancing overall profitability by offering more proprietary products while eliminating commoditized products from the assortment. We are also reducing the number of site-wide promotions and are focused on targeted promotions in an effort to increase gross margins over time. The elimination of products from the assortment and the reduction in site-wide promotions may negatively impact revenue growth and unique visitors in the short term.

Our marketing strategy is focused on acquiring new customers efficiently and building brand loyalty with existing customers to encourage repeat purchases. We market to prospective and current customers through all core online marketing channels: email, paid search, affiliate marketing, online display advertising, and social media. Our promotional strategy is focused on providing a range of special offers and sales designed to maximize incremental sales using direct marketing techniques. These offers are programmed around specific themes, including product launches and holidays. We also utilize social networking platforms such as Facebook, Twitter, Pinterest, Google+,YouTube, Instagram, Wanelo and Vine to communicate with customers, increase brand awareness and generate interest in our new product launches.

We currently use the following key metrics to analyze sales derived from the Website segment:

Website Key Metrics	Three Months Ended March 31,
	2015	2014
Unique visitors (in thousands) (1)	15,850	18,804
Conversion rate	1.33%	1.69%

Number of orders shipped (in thousands) (2)	211	318
Average order value shipped (3)	$55	$56

(1)
Unique visitors is the total of unique visitors for the ThinkGeek website during the periods presented. This data is accumulated daily and can include the same unique visitor on different days. We track unique visitors and the volume of traffic to the ThinkGeek website to help us determine the effectiveness of our marketing efforts. This metric is herein referred to as "daily unique visitors." Daily unique visitors as presented excludes the impact from ThinkGeek Solutions in order to show comparable period over period results. During the three months ended March 31, 2015, the ThinkGeek Solutions web-stores had 17.6 million daily unique visitors.

(2)
The number of orders shipped represents all ThinkGeek website orders associated with the amount of revenue recognized for the periods presented. The number of orders shipped excludes the impact from ThinkGeek Solutions in order to show comparable period over period results. During the three months ended March 31, 2015, ThinkGeek Solutions contributed approximately 32 thousand shipped orders.

(3)
Average order value shipped is calculated by the total ThinkGeek website sales for orders shipped divided by the number of ThinkGeek website orders. Average order value shipped can vary depending on, but not limited to, seasonality, promotions, the competitive environment and economic conditions. Average order value shipped as presented excludes the impact from ThinkGeek Solutions. Including ThinkGeek Solutions, the average order value shipped was $57 for the three months ended March 31, 2015.

In addition to our Website sales, we also had sales through our Wholesale channel of $5.5 million and $4.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively. These Wholesale revenues primarily consisted of sales of exclusive GeekLabs products to brick-and-mortar retailers.

Critical Accounting Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, we believe the following critical accounting estimates are the more significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting estimates should be read in conjunction with our consolidated financial statements and notes.

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

Website revenue is deferred for orders shipped but not delivered before the end of the period. The amount recorded as deferred revenue is estimated because of our high volume of transactions and the use of multiple shipping carriers. These estimates are used to determine what orders that shipped at the end of the reporting period were delivered and should be recognized as revenue. When calculating these estimates, we consider our historical experience of shipping transit times for domestic and international orders. On average, shipping transit times are approximately one to eight business days. As of March 31, 2015 and December 31, 2014, $0.6 million and $1.2 million, respectively, were recognized as deferred revenue for orders shipped at the end of the reporting period but not yet delivered to the customer.

We reserve an amount for estimated returns on Website orders at the end of each reporting period. We provide ThinkGeek website customers a 90-day right to return purchased products. These estimates are based on historical patterns and recent trends of customer returns. Reserves for returns at March 31, 2015 and December 31, 2014 were $0.1 million and $0.8 million, respectively.

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

Business Combinations

Business combinations are accounted for using the purchase method of accounting. The purchase price of an acquisition is allocated to the assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition date. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date, including contingent consideration. Liabilities related to contingent consideration are remeasured at fair value in each subsequent reporting period. These estimates are inherently uncertain and subject to refinement and typically include the determination of an appropriate discount rate and projection of cash flows associated with each acquired asset or assumed liability. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.

Goodwill

    We evaluate goodwill for impairment annually as of December 31, and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. The Company performs the annual goodwill impairment assessment first by using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, additional quantitative testing is performed. The quantitative assessment of goodwill impairment is tested at the reporting unit level by comparing the carrying amount of the reporting unit's net assets, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. The fair value of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. The preparation of the goodwill impairment analysis requires us to make significant estimates and assumptions with respect to the determination of fair values of tangible and intangible assets. These estimates and assumptions, which include future values, are often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our business and changes in our strategy or our internal forecasts.

Results of Operations

The following table sets forth our operating results for the periods indicated as a percentage of net revenue, represented by selected items from the Consolidated Statements of Operations. This table should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	81.1%	83.1%
Gross margin	18.9%	16.9%
Operating expenses:
Sales and marketing	13.3%	11.0%
Technology and design	13.6%	8.2%
General and administrative	12.4%	8.0%
Acquisition-related costs	0.2%	—%
Total operating expenses	39.5%	27.2%
Loss from operations	(20.6)%	(10.3)%
Interest and other income (expense), net	(0.1)%	0.5%
Loss before income taxes	(20.7)%	(9.8)%
Income tax provision	—%	—%
Net loss	(20.7)%	(9.8)%

Net Revenue

Net revenue is derived from the online sale of consumer goods through our Website segment, and through our Wholesale segment. Website net revenue includes shipping revenue and is presented net of returns and allowances, discounts and sales taxes. Wholesale net revenue is presented net of discounts and allowances. We sell and ship our products domestically and internationally.

	Three Months Ended March 31,
	2015	2014	% Change
($ in thousands)
Website revenue	$13,536	$17,879	(24)%
Wholesale revenue	5,547	4,812	15%
Net revenue	$19,083	$22,691	(16)%

Net revenue decreased $3.6 million during the three months ended March 31, 2015 as compared to the prior year period, primarily due to the decline in our Website revenue. The decrease in Website revenue was partially driven by the decrease in daily unique visitors from 18.8 million in the first quarter of 2014 to 15.9 million in the first quarter of 2015. Our strategy is to enhance overall profitability by offering more GeekLabs and exclusive products while eliminating commoditized products from the assortment. In the first quarter of 2015, we experienced challenges replenishing top proprietary products that went out of stock during the 2014 holiday season, in part due to labor issues at West Coast ports. We also reduced the number of site-wide promotions and instead are focusing on targeted promotions in an effort to increase gross margin over time. The elimination of products from the assortment and the reduction in site-wide promotions may negatively impact revenue growth and unique visitors in the short term. We are also focused on increasing the e-mail open rates and executing marketing programs to attract new customers.
Website
Website revenue declined $4.3 million for the three months ended March 31, 2015 as compared to the same prior year period. Excluding the impact from ThinkGeek Solutions, the average order value for shipped orders from the ThinkGeek website decreased from $56 to $55, and the number of daily unique visitors decreased from 18.8 million to 15.9 million as compared to the prior period.
Website revenue for international orders was $2.7 million for the three months ended March 31, 2015 compared to $3.9 million for the three months ended March 31, 2014, respectively. This decline was driven primarily by the decrease in daily unique visitors.

    Wholesale
Wholesale revenue increased $0.7 million during the three months ended March 31, 2015 as compared to the prior year period. We have wholesale arrangements with several large retailers in the toy, gaming and pop culture markets that have many brick-and-mortar locations throughout the United States and internationally. Our notable clients include Barnes & Noble, f.y.e., GameStop, Hot Topic, Kroger, Meijer, Target, Toys "R" Us, and Walmart.
Wholesale revenue for international orders was $0.5 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014, respectively.
Cost of Revenue / Gross Margin

Cost of revenue consists of product, shipping and fulfillment costs and personnel and related overhead expenses associated with the operations and merchandising functions.

	Three Months Ended March 31,
	2015	2014	% Change
($ in thousands)
Cost of revenue
Website cost of revenue	$11,950	$15,622	(24)%
Wholesale cost of revenue	3,521	3,244	9%
Total cost of revenue	$15,471	$18,866	(18)%

Gross margin
Total gross margin	$3,612	$3,825	(6)%
Total gross margin %	18.9%	16.9%
Website gross margin %	11.7%	12.6%
Wholesale gross margin %	36.5%	32.6%

Website
Gross margin as a percentage of revenue for Website decreased by approximately one percentage point when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014. This decrease is primarily due to higher fulfillment costs and higher royalty fees as percentages of revenue. Fulfillment costs were higher primarily due to efforts to remediate issues that we experienced during the 2014 holiday season.

Website cost of revenues decreased approximately $3.7 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 primarily due to a decrease in product costs of $3.0 million and a decrease in shipping costs of approximately $1.1 million. These decreases were partially offset by an increase in fulfillment costs of approximately of $0.2 million as well as an increase of approximately $0.2 million in personnel and related overhead expenses primarily from ThinkGeek Solutions.

Wholesale

Gross margin as a percentage of revenue for Wholesale increased by approximately four percentage points when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014. This increase is primarily due to lower fulfillment costs as a percentage of revenue, partially offset by higher royalty fees as a percentage of revenue.
Wholesale cost of revenues increased $0.3 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 primarily due to an increase in product costs of approximately $0.2 million and an increase in royalty fees of approximately $0.2 million. These increases were partially offset by a decrease in fulfillment costs of approximately $0.2 million.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related overhead expenses, including sales commissions, marketing and sales support functions, as well as costs associated with advertising and promotional activities.

	Three Months Ended March 31,
	2015	2014	% Change
($ in thousands)
Sales and marketing	$2,539	$2,505	1%
Percentage of total net revenue	13%	11%

Sales and marketing expenses increased slightly for the three months ended March 31, 2015 as compared to the same prior year period primarily due to an increase in personnel and related overhead expenses from ThinkGeek Solutions partially offset by a decline in other marketing expenses. We continue to implement new programs to attract more visitors to the ThinkGeek website and the ThinkGeek Solutions web-stores.

Technology and Design Expenses

Technology and design expenses consist of personnel and related overhead expenses for GeekLabs and developers that design and create new products to sell on the ThinkGeek website. It also includes personnel and related overhead and technology expenses for our engineering group that work to continually improve website design, functionality and capacity, as well as costs related to our enterprise resource planning ("ERP") system.  A majority of our technology and design costs are expensed as they are incurred. A portion of the costs incurred to develop internal-use software that meet certain criteria are capitalized as property and equipment in the accompanying Consolidated Balance Sheets.

	Three Months Ended March 31,
	2015	2014	% Change
($ in thousands)
Technology and design	$2,599	$1,869	39%
Percentage of total net revenue	14%	8%

Technology and design expenses increased approximately $0.7 million for the three months ended March 31, 2015 as compared to the same prior year period. This is primarily due to higher costs of approximately $0.3 million related to on-going subscription costs for our ERP system, an increase of approximately $0.2 million in personnel and related overhead expenses primarily from ThinkGeek Solutions, and an increase of approximately $0.1 million in design expenses related to new GeekLabs products.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and legal personnel, professional fees for accounting and legal services as well as insurance and other public company related costs.

	Three Months Ended March 31,
	2015	2014	% Change
($ in thousands)
General and administrative	$2,358	$1,819	30%
Percentage of total net revenue	12%	8%

General and administrative expenses increased $0.5 million during the three months ended March 31, 2015 as compared to the same prior year period primarily due to an increase of approximately $0.2 million in personnel and related overhead expenses primarily from ThinkGeek Solutions and an increase of approximately $0.2 million in accounting and tax related services.

Acquisition-Related Costs

Acquisition-related costs include any changes in the estimated fair value of contingent consideration payments which were initially recorded with our acquisition of Treehouse, and third-party fees incurred in connection with our acquisition activity.

In each period, we revise our accrual for the contingent consideration payments based on our current estimates of performance relative to the stated target based on the terms included in the asset purchase agreement. The accrual may be adjusted if the probability of achieving the stated target results in a different payment amount than what we had previously accrued.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
($ in thousands)
Net cash used in:
Operating activities	$(17,349)	$(8,627)
Investing activities	(70)	—
Financing activities	(249)	(181)
Net change in cash and cash equivalents	$(17,668)	$(8,808)

Operating Activities

Net cash used in operating activities increased $8.7 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily due to a higher use of cash to fund changes in operating assets and liabilities of approximately $7.2 million, and an increase of approximately $1.5 million in our loss from operations, as adjusted for non-cash items. The increase was driven in part due to the acquisition of Treehouse, which occurred during the third quarter of 2014. The increase in cash used to fund operating assets and liabilities was primarily driven by a reduction in accounts payable and accrued royalties. Due to the seasonality of our business, inventory purchases and royalties are typically higher in the fourth quarter, with payments for these items coming due in the first quarter of the following year.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was for improvements for our trade show booth.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2015 included $0.3 million for the settlement of a contingent short-term liability related to the acquisition that was due to the seller based on terms in the asset purchase agreement.

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

On December 12, 2011, we entered into a secured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), that provided us with a $5 million revolving line of credit including a $2 million sub-facility for the issuance of standby letters of credit. If utilized, the applicable interest rate for the credit facility would be 2.5% above one or three month LIBOR. We renewed the revolving credit facility during the fourth quarter of 2014, and the facility now expires October 15, 2015. To date, we have not drawn down on our line of credit and have no plans to do so at this time. As part of our agreement we must keep a minimum of $5 million in bank accounts at Wells Fargo at all times. This credit line is collateralized by substantially all of the assets of the Company. As of March 31, 2015, the borrowing capacity of our line of credit was reduced by a letter of credit outstanding with one of our vendors for less than $0.1 million.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of March 31, 2015. Disclosure controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures and internal control over financial reporting were effective.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings.  The disclosure under the caption "Legal Proceedings" in Part I. Item 1. Note 7. Commitments and Contingencies is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, current and prospective investors in Geeknet securities should carefully consider the risks discussed under Item 1A, “Risk Factors” and elsewhere in our 2014 Form 10-K before making an investment decision. There have been no material changes in the risk factors discussed in our 2014 Form 10-K. In addition, these risks are not the only ones facing our Company. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities

    The following table sets forth information regarding the Company's purchases of its common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2015 to January 31, 2015	912	$7.84
February 1, 2015 to February 28, 2015	78	$7.84
March 1, 2015 to March 31, 2015	499	$7.90
Total	1,489

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

Date: May 8, 2015